Form 10-Q
period 1995-05-31
CCA INDUSTRIES INC
filed 1995-07-14
CIK 721447

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 31, 1995

Commission File Number 2-85538

                             CCA INDUSTRIES, INC.
           (Exact Name of Registrant as Specified in its Charter)


           Delaware                                         04-2795439
(State or other jurisdiction of                        (I.R.S. Employer
Incorporation or organization)                         Identification Number)


200 Murray Hill Parkway
East Rutherford, NJ                                            07073
(Address of principal executive offices)                     (Zip Code)


                                  (201) 330-1400
             Registrant's telephone number, including area code


                                   Not applicable
          Former name, former address and former fiscal year, if changed since last report.

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X       No

                    APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common Stock, $.01 Par Value - 5,570,221 shares as of May 31, 1995

       Class A Common Stock, $.01 Par Value - 1,224,230 shares as of
                                May 31, 1995

                   CCA INDUSTRIES, INC. AND SUBSIDIARIES








                                   INDEX

                                                         Page
                                                       Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    May 31, 1995 and November 30, 1994 . . . . . . . . .1-2

  Consolidated Statements of Operations
    for the three months ended May 31, 1995
    and 1994 . . . . . . . . . . . . . . . . . . . . . . .3

  Consolidated Statements of Cash Flows for
    the three months ended May 31, 1995
    and 1994 . . . . . . . . . . . . . . . . . . . . . . .4

  Notes to Consolidated Financial Statements . . . . . 5-12

  Management Discussion and Analysis of
    Results of Operations and Financial
    Condition. . . . . . . . . . . . . . . . . . . . .13-14

PART II OTHER INFORMATION. . . . . . . . . . . . . . .15-16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . 17



                   CCA INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                A S S E T S


                                                         May 31,
                                                         1995           November 30,
                                                      (Unaudited)          1994

Current Assets
 Cash and cash equivalents                            $   365,607        $   100,705
 Short-term investments and marketable
   securities (Note 6)                                  1,590,093          1,612,819
 Accounts receivable, net of allowances of
    $969,825 and $979,796, respectively                 4,815,940          5,339,028
 Inventories                                            6,797,221          7,518,526
 Prepaid expenses and sundry receivables                  530,654            285,367
 Deferred advertising costs (Note 2)                      535,228               -
 Due from officers - Current                                7,133             21,231
 Prepaid income taxes                                      79,407             88,279
 Deferred income taxes                                    519,100            529,336

   Total Current Assets                                15,240,383         15,495,291

Property and Equipment, net of accumulated
 depreciation and amortization                            685,827            683,015

Intangible Assets, net of accumulated
 amortization  of $21,953 at May 31, 1995
   and $18,753 at November 30, 1994                       105,552             85,967

Other Assets
 Marketable securities                                  3,492,629          3,615,161
 Treasury bonds                                            84,168             81,108
 Due from officers - Non-current                           25,250             25,250
 Deferred income taxes                                     27,184             17,531
 Other                                                     50,575             50,570

   Total Other Assets                                   3,679,806          3,789,620

   Total Assets                                       $19,711,568        $20,053,893


See Notes to Consolidated Financial Statements.

                 CCA INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                    LIABILITIES AND SHAREHOLDERS' EQUITY



                                                           May 31,
                                                            1995              November 30,
                                                          (Unaudited)            1994

Current Liabilities
 Notes payable - Current portion                       $     288,000             288,000
 Accounts payable and accrued liabilities                  7,104,017           7,600,113
 Income taxes payable                                         20,930               6,354

   Total Current Liabilities                               7,412,947           7,894,467

Long-Term Debt (net of current portion)                      255,067             399,067

Shareholders' Equity
 Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 5,570,221 and 5,496,421
   shares, respectively                                       55,702              54,964
 Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
   1,224,230 and 1,293,030 shares, respectively               12,242              12,930
 Additional paid-in capital                                4,281,735           4,275,535
 Retained earnings                                         7,745,794           7,667,797
 Unrealized gains (losses) on marketable
   securities                                          (      51,919)        (   250,867)

   Total Shareholders' Equity                             12,043,554          11,760,359

   Total Liabilities and Shareholders' Equity          $  19,711,568         $20,053,893


See Notes to Consolidated Financial Statements.

                    CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)


                                  Three Months Ended         Six Months Ended
                                       May 31,                    May 31,
                                  1995        1994          1995          1994

Revenues
 Sales of health and
 beauty products                $12,094,621  $14,181,473  $22,066,727  $26,733,195
 Less:  Returns                 (   898,059) (   618,797) ( 1,077,091) (   847,155)
          Discounts and
            allowances          (   260,349) (   392,042) (   611,229) (   680,603)
     Sales of Health and
      Beauty Products - Net      10,936,213   13,170,634   20,378,407   25,205,437
 Other income                        69,266       81,700      161,307      157,496
                                 11,005,479   13,252,334   20,539,714   25,362,933

Costs and Expenses
 Costs of sales                   3,962,589    4,615,274    7,675,907    8,972,325
 Selling, general and
    administrative expenses       2,923,942    3,530,209    5,951,584    6,393,277
 Advertising, cooperative
   and promotions                 3,424,439    3,516,803    6,307,302    6,900,609
 Research and development           141,426       75,692      296,370      221,547
 Provision for doubtful
    accounts                        103,765        2,001      108,274       50,839
 Interest expense                    24,624       16,351       42,544       32,752
                                 10,580,785   11,756,330   20,381,981   22,571,349

   Income before
     Income Taxes                   424,694    1,496,004      157,733    2,791,584

Provision for Income Taxes          164,115      602,326       79,736    1,123,746

    Net Income                  $   260,579  $   893,678  $    77,997  $ 1,667,838


Net Income per Common
  Share (Note 2)                       $.03         $.11         $.01         $.21





See Notes to Consolidated Financial Statements.

                    CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)

                                                      Six Months     Six Months
                                                        Ended          Ended
                                                       May 31,        May 31,
                                                        1995           1994

Cash Flows from Operating Activities:
 Net income                                         $   77,997      $1,667,838
 Adjustments to reconcile net income to net
   cash provided by (used in) operating activities
 Depreciation and amortization                         151,699         111,784
 Amortization of bond premium                            3,884            -
 Decrease (increase) in deferred income taxes              583      (  131,429)
 Decrease in advanced royalties                           -             70,002
 Decrease (increase) in accounts receivable            523,088      (2,039,429)
 Decrease in inventory                                 721,305       1,034,524
 (Increase) in deferred expenses and
   miscellaneous receivables                        (  771,643)     (   47,828)
 (Decrease) in accounts payable                     (  496,096)     (1,324,552)
 Increase (decrease) in taxes payable                   14,576      (   45,330)
 (Increase) decrease in security deposits           (        5)            375

     Net Cash Provided by (Used in) Operating
     Activities                                        225,388      (  704,045)

Cash Flows from Investing Activities:
 Acquisition of property, plant and equipment       (  174,096)     (  246,482)
 Proceeds of money due from officers                    14,098          11,800
 Purchase of short-term investments                 (   76,983)     (  888,851)
 Proceeds from sale of investments                     414,245            -

   Net Cash Provided by (Used in)
     Investing Activities                              177,264      (1,123,533)

Cash Flows from Financing Activities:
 Proceeds from borrowings                                 -            600,000
 Payment on debt                                    (  144,000)     (  350,715)
 Proceeds from stock option exercises                    6,250         101,475

     Net Cash (Used in) Provided by
     Financing  Activities                          (  137,750)        350,760

Net Increase (Decrease) in Cash                        264,902      (1,476,818)

Cash at Beginning of Period                            100,705       1,798,815

Cash at End of Period                                 $365,607      $  321,997

Supplemental Disclosures of Cash Flow
  Information:
    Cash paid during the period for:
     Interest                                         $ 43,103      $   32,732
     Income taxes                                       55,709       1,037,647

See Notes to Consolidated Financial Statements.

                                     -4-

                    CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
 Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended May 31, 1995 are not necessarily indicative of the results that may be expected for the year ended November 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1994.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation:

 The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

 Advertising and Related Costs:

 In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Any necessary accrual or deferral is accordingly reflected in the balance sheet for the interim period. However, for annual reporting purposes, no advertising or related costs are capitalized and all are expensed in the fiscal year in which they are incurred.

 Cash Equivalents:

 For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of less than three months to be cash equivalents.

 Inventories:

 Inventories are stated at the lower of cost (first-in, first-out) or market.

 Product returns are recorded in inventory when they are received at the lower of their original cost or market, as appropriate. Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined.

                   CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Property and Equipment and Depreciation and Amortization:

 Property and equipment are stated at cost. The Company charges to expense repairs and maintenance items, while major improvements and betterments are capitalized. When the Company sells or otherwise disposes of property and equipment items, the cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is included in earnings.

 Depreciation and amortization are provided on the straight-line method over the following estimated useful lives or lease terms of the assets:

 Machinery and equipment             7-10  years
 Furniture and fixtures              5-7   years
 Tools, dies and masters             2-7   years
 Transportation equipment              7   years
 Leasehold improvements              7-10  years or life of lease whichever
                                           is shorter

 Intangible Assets:

 Intangible assets are stated at cost. Patents and trademarks are amortized on the straight-line method over a period of 17 years; organization expenses are amortized on the straight-line method over five (5) years.

 Tax Credits:

 Tax credits, when present, are accounted for using the flow-through method as a reduction of income taxes in the years utilized.

 Earnings Per Share:

 Earnings per share have been computed based on the weighted average of outstanding common shares and common stock equivalents during the periods, based on the treasury stock method using average market price.

 Fully diluted earnings per share are not presented because they result in dilution of less than 3%.

                     CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)


NOTE 3: INVENTORIES

        The components of inventory consist of the following:

                             May 31,        November 30,
                              1995              1994

 Raw materials             $3,683,299         $3,903,028
 Finished goods             3,113,922          3,615,498

                           $6,797,221         $7,518,526


NOTE 4: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:


                                    May 31,        November 30,
                                     1995              1994


        a)  Media advertising     $1,015,000         $1,460,000
        b)  Coop advertising         540,000            547,000
        c)  Accrued returns          371,000            443,000
        d)  Payroll and bonuses *    145,000            547,000

                                  $2,071,000         $2,997,000

        All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

        * Under 5%.


NOTE 5: OTHER INCOME

        Other income consists of the following for the six month periods ended May 31, 1995 and 1994:


                                     1995              1994


        Interest income            $144,588          $148,546
        Royalty income                8,349              -
        Dividend income               8,053             8,172
        Miscellaneous                   317               778

                                   $161,307          $157,496

                    CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)




NOTE 6: SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

        Short-term investments and marketable securities consist of corporate and government bonds and equity securities. In 1994 the Company adoptedthe accounting principles promulgated by SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its investments as Available-for-Sale securities. Accordingly, such investments are reported at fair market value, with the resultant unrealized gains and losses reported as a separate component of shareholders' equity. Prior to 1994, the Company reported marketable securities at the lower of cost or market value; unrealized losses were charged to earnings.

        The market value at May 31, 1995 was $5,166,890 as compared to $5,309,088 at November 30, 1994. The cost and market values of the investments at May 31, 1995 were as follows:

                                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                MARKETABLE SECURITIES - OTHER INVESTMENTS

                                                (UNAUDITED)

NOTE 6:    SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)
           COL. A                             COL. B       COL. C       COL.D              COL.E
                                                                                     Amount at Whic
                                                                                       Each Portfol
                                              Number of                   Market      Of Equity Sec
                                           Units-Principal                Value of       Issues and
                                               Amount of                Each Issue        Other Sec
     Name of Issuer and   Maturity  Interest   Bonds and    Cost of     at Balance      Issue Carri
     Title of Each Issue   Date       Rate       Notes    Each Issue    Sheet Date        Balance S

 CORPORATE OBLIGATIONS:
 AT&T                       6/01/98    4.750%  $100,000   $  99,006    $   95,500         $   95,50
 AT&T                       2/15/96    4.500    100,000     100,328        98,875             98,87
 AT&T                       2/15/96    4.500    300,000     300,356       296,625            296,62
 Bank America               7/15/97    6.000    200,000     200,000       198,900            198,90
 Bankers Trust              7/01/96    4.700    100,000     100,271        98,253             98,25
 Baxter International      10/01/95    5.000    100,000     100,111        99,633             99,63
 Baxter International      10/01/95    5.000    100,000     100,185        99,633             99,63
 Con Edison                12/15/96    5.900    100,000      99,875        99,190             99,19
 Dayton P & L               5/01/97    5.625    100,000      98,265        98,873             98,87
 General Motors Acceptance
   Corp.                   10/01/96    8.000    200,000     200,800       204,034            204,03
 GMAC                       8/01/95    5.375    100,000     100,053        99,846             99,84
 GMAC                      10/02/95    5.250    100,000     100,107        99,650             99,65
 ITT Financial Corp.        8/15/95    5.000    100,000     100,125        99,724             99,72
 ITT Financial Corp.       10/15/95    7.375    200,000     200,191       200,620            200,62
 ITT Financial Corp.        8/15/95    5.000    100,000     100,165        99,724             99,72




                                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                MARKETABLE SECURITIES - OTHER INVESTMENTS

                                                (UNAUDITED)

NOTE 6:    SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)
           COL. A                             COL. B       COL. C       COL.D              COL.E
                                                                                     Amount at Whic
                                                                                       Each Portfol
                                              Number of                   Market      Of Equity Sec
                                           Units-Principal                Value of       Issues and
                                               Amount of                Each Issue        Other Sec
     Name of Issuer and   Maturity  Interest   Bonds and    Cost of     at Balance      Issue Carri
     Title of Each Issue   Date       Rate       Notes    Each Issue    Sheet Date        Balance S

 CORPORATE OBLIGATIONS: (Continued)

 Merrill Lynch              6/24/96    4.750%   $100,000  $  100,186   $   98,176         $   98,17
 Merrill Lynch              6/24/96    4.750     100,000     100,186       98,176             98,17
 Shell Oil Corp.            9/15/95    7.000     100,000     100,073      100,263            100,26
 Tennessee Valley           3/04/98    5.125     100,000     100,000       97,000             97,00
 Union Electric             3/01/97    5.500      50,000      49,245       49,467             49,46

                                                          $2,449,528   $2,432,162         $2,432,16



                                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                MARKETABLE SECURITIES - OTHER INVESTMENTS

                                                (UNAUDITED)

NOTE 6:    SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)
           COL. A                             COL. B       COL. C       COL.D              COL.E
                                                                                     Amount at Whic
                                                                                       Each Portfol
                                              Number of                   Market      Of Equity Sec
                                           Units-Principal                Value of       Issues and
                                               Amount of                Each Issue        Other Sec
     Name of Issuer and   Maturity  Interest   Bonds and    Cost of     at Balance      Issue Carri
     Title of Each Issue   Date       Rate       Notes    Each Issue    Sheet Date        Balance S

 GOVERNMENT OBLIGATIONS:
 US Treasury Note          10/31/98    4.750%   $100,000  $    99,684  $   96,156         $   96,15
 US Treasury Note          10/31/98    4.750     200,000      199,992     192,312            192,31
 US Treasury Note           5/15/96    4.250     100,000       99,939      98,500             98,50
 US Treasury Note           5/15/96    4.250     100,000      100,002      98,500             98,50
 US Treasury Note          11/15/96    4.375     100,000       99,969      97,938             97,93
 US Treasury Note          10/15/98    7.125     250,000      253,589     258,908            258,90
 US Treasury Note           5/15/96    4.250     100,000       99,909      98,500             98,50
 US Treasury Note           1/31/97    6.250     100,000       99,500     100,594            100,59
 US Treasury Note          12/31/96    6.125     200,000      197,423     200,876            200,87
 US Treasury Note          11/15/96    4.375     200,000      197,852     195,876            195,87
 US Treasury Note          11/15/96    4.375     200,000      196,133     195,876            195,87
 US Treasury Note          11/15/96    4.375     100,000       98,003      97,938             97,93
 US Treasury Note          11/15/96    4.375     100,000       97,855      97,938             97,93




                                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                MARKETABLE SECURITIES - OTHER INVESTMENTS

                                                (UNAUDITED)

NOTE 6:    SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)
           COL. A                             COL. B       COL. C       COL.D              COL.E
                                                                                     Amount at Whic
                                                                                       Each Portfol
                                              Number of                   Market      Of Equity Sec
                                           Units-Principal                Value of       Issues and
                                               Amount of                Each Issue        Other Sec
     Name of Issuer and   Maturity  Interest   Bonds and    Cost of     at Balance      Issue Carri
     Title of Each Issue   Date       Rate       Notes    Each Issue    Sheet Date        Balance S

 GOVERNMENT OBLIGATIONS: (Continued)
 US Treasury Note           8/15/96    4.375%   $200,000  $  195,936   $  196,562         $  196,56
 FHLMC 1628-N            12/25/2013    6.500      50,000      48,024       44,818             44,81
 EE Bonds                     -        7.050      90,000      84,168       84,168             84,16
 FNMA 93-6-26-B           8/25/2023    7.000      10,000       8,897        8,489              8,48
 FNMA 93-224-D           11/25/2023    6.500     104,000     101,873       91,106             91,10
 FNMA 92-2-N              1/28/2024    6.500      52,000      47,424       43,925             43,92
 FHJMC 1702-U             3/15/2024    7.00        4,000       3,739        3,660              3,66
 US Treasury Bill         7/06/1995    5.5        40,000      39,420       39,778             39,77
 FNMA                      11/10/98    5.050     200,000     199,950      192,310            192,31

                                                           2,569,281    2,534,728          2,534,72
 EQUITY SECURITIES:
                                                Number of
                                                  Shares
 Preferred Stock:
 Bank America Corp.                                8,000     200,000      200,000            200,00

                                                          $5,218,809   $5,166,890         $5,166,89

                           CCA INDUSTRIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                   OF OPERATIONS AND FINANCIAL CONDITION

                                (UNAUDITED)


   For the six month period ended May 31, 1995, the Company had net sales of $20,378,407 and net income of $77,997 after a provision for income taxes of $79,736, as compared to net sales of $25,205,437 and net income of $1,667,838 after a provision for income taxes of $1,123,746 for the six month period ended May 31, 1994. Gross margins of 63% for the six months were slightly lower than the 64% margin of the prior year. This was due primarily to product mix and the percentage of fixed costs to the lower sales volume. Advertising, cooperative and promotional allowance expenditures decreased during the six month period from $6,900,609 to $6,307,302. Advertising expenditures were 31% of sales for the six months ended May 31, 1995 as compared with 27% for the period ended May 31, 1994. As part of the registrant's business it is necessary to enter into co-operative advertising agreements and other promotional activities with its accounts, especially upon the introduction of a new product. Both co-op advertising and promotions have a material effect on the Company's operations. If the advertising and promotions are successful, revenues will be increased accordingly. Should the co-op and promotions not be successful, it will have a negative impact on the Company's promotional cost per sale, and have a negative effect on income. The Company attempts to anticipate its advertising and promotional commitments as a percent of gross sales in order to attempt to control its effect on its net income. However, sales for the period were lower then expected and, therefore, the expense as a percentage of sales was higher. In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral is accordingly reflected in the balance sheet for the interim period. Although selling, general and administrative expenses ("SG&A") decreased due to expenses related to the larger sales volume in the prior year, SG&A as a percentage of sales increased to 29% from 25% due to the lower volume.

  For the three month period ended May 31, 1995, net sales were $10,936,213 as compared to $13,170,634 for May 31, 1994. Income for the quarter before taxes decreased to $424,694 from $1,496,004. Gross margins of 64% for the three months ended May 31, 1995 were down from 65% in 1994. Advertising, cooperative and promotional allowance expenditures during the quarter decreased to $3,424,439 from $3,516,803. Advertising expenditures were 31% of sales for the quarter in 1995 as compared to 27% in 1994. Selling, general and administrative expenses were approximately 27% in the current quarter as well as in 1994.

  All of the Company's sales were primarily to drugstore chains, food chains and mass merchandisers throughout the United States.

                           CCA INDUSTRIES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                   OF OPERATIONS AND FINANCIAL CONDITION

                                (UNAUDITED)



  The Company's financial position as at May 31, 1995 consists of current assets of $15,240,383 and current liabilities of $7,412,947. During the six month period ended May 31, 1995, shareholders' equity increased from $11,760,359 at November 30, 1994 to $12,043,554 at May 31, 1995. This was due
primarily to an unrealized gain in certain securities in the Company's investment portfolio of $198,948 in addition to the exercise of stock options and the net income for the period.

  During the six months, the Company generated $225,388 from operations and $428,343 from the sale and liquidation of loans and investments but used $251,079 to purchase additional property and equipment and marketable securities. The Company also used $144,000 to reduce borrowings and generated $6,250 from stock option exercises. This resulted in an increase in the Company's cash of $264,902.

  The Company believes that its current financial condition is sufficient to support its proposed operations for the near future.

                           CCA INDUSTRIES, INC.

                         PART II OTHER INFORMATION








  All information pertaining to Part II is omitted pursuant to the instructions pertaining to that part.

  The Company did not file any reports on Form 8-K during the three months ended May 31, 1995.

PART II, ITEM 6. (Continued)                                  EXHIBIT 11


                   CCA INDUSTRIES, INC. AND SUBSIDIARIES

                     COMPUTATION OF EARNINGS PER SHARE

                                (UNAUDITED)



                              Three Months Ended             Six Months Ended
                                    May 31,                      May 31,
                              1995          1994             1995        1994

Item 6.
Primary:
Average shares outstanding    6,794,451   6,779,859         6,793,792    6,767,217
Net effect of dilutive stock
   options--based on the
   treasury stock method
   using average market
   price                      1,193,742   1,345,399         1,221,069    1,368,044

                    TOTALS    7,988,193   8,125,258         8,014,861    8,135,261


Net income                     $260,579    $893,678           $77,997   $1,667,838

Per share amount                   $.03        $.11              $.01         $.21





                                SIGNATURES





    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    CCA INDUSTRIES, INC.



                                    By:      David Edell
                                             David Edell, President



                                    By:      Ira W. Berman
                                             Ira W. Berman, Secretary