Form 10-Q
period 1995-08-31
CCA INDUSTRIES INC
filed 1995-10-16
CIK 721447

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 1995

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

   Common Stock, $.01 Par Value - 5,570,921 shares as of August 31, 1995

       Class A Common Stock, $.01 Par Value - 1,224,230 shares as of
                              August 31, 1995

                   CCA INDUSTRIES, INC. AND SUBSIDIARIES








                                   INDEX

                                                         Page
                                                       Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    August 31, 1995 and November 30, 1994. . . . . . . .1-2

  Consolidated Statements of Operations for the three
    Months and nine months ended August 31, 1995
    and 1994 . . . . . . . . . . . . . . . . . . . . . . .3

  Consolidated Statements of Cash Flows for
    the nine months ended August 31, 1995
    and 1994 . . . . . . . . . . . . . . . . . . . . . . .4

  Notes to Consolidated Financial Statements . . . . . 5-12

  Management Discussion and Analysis of
    Results of Operations and Financial
    Condition. . . . . . . . . . . . . . . . . . . . .13-14

PART II OTHER INFORMATION. . . . . . . . . . . . . . .15-16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . 17


                   CCA INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                A S S E T S


                                                        August 31,
                                                          1995             November 30,
                                                       (Unaudited)             1994
Current Assets
 Cash and cash equivalents                         $       144,700      $      100,705
 Short-term investments and marketable
    securities (Note 6)                                  1,986,324           1,612,819
 Accounts receivable, net of allowances of
    $951,371 and $979,796, respectively                  3,715,524           5,339,028
 Inventories                                             6,106,112           7,518,526
 Prepaid expenses and sundry receivables                   477,559             285,367
 Deferred advertising costs (Note 2)                       585,059                -
 Due from officers - Current                                 2,000              21,231
 Prepaid income taxes                                      387,665              88,279
 Deferred income taxes                                     518,524             529,336

    Total Current Assets                                13,923,467          15,495,291


Property and Equipment, net of accumulated
  depreciation and amortization                            722,056             683,015

  Intangible Assets, net of accumulated
 amortization of $23,796 at August 31, 1995
   and $18,753 at November 30, 1994                        114,762              85,967


Other Assets
 Marketable securities                                   3,011,922           3,615,161
 Treasury bonds                                             87,300              81,108
 Due from officers - Non-current                            25,250              25,250
 Deferred income taxes                                      32,357              17,531
 Other                                                      54,606              50,570

    Total Other Assets                                   3,211,435           3,789,620

    Total Assets                                       $17,971,720         $20,053,893



See Notes to Consolidated Financial Statements.


                   CCA INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                    LIABILITIES AND SHAREHOLDERS' EQUITY



                                                     August 31,
                                                        1995              November 30,
                                                    (Unaudited)             1994

Current Liabilities
 Notes payable - Current portion                    $      288,000      $      288,000
 Accounts payable and accrued liabilities                5,929,546           7,600,113
 Income taxes payable                                         -                  6,354

   Total Current Liabilities                             6,217,546           7,894,467

Long-Term Debt (net of current portion)                    183,067             399,067

 Shareholders' Equity
  Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 5,570,921 and 5,496,421
   shares, respectively                                    55,709               54,964
 Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
   1,224,230 and 1,293,030 shares, respectively            12,242               12,930
 Additional paid-in capital                             4,281,938            4,275,535
 Retained earnings                                      7,256,399            7,667,797
 Unrealized gains (losses) on marketable
   securities                                    (         35,181)    (        250,867)

   Total Shareholders' Equity                          11,571,107           11,760,359

   Total Liabilities and Shareholders' Equity         $17,971,720          $20,053,893


See Notes to Consolidated Financial Statements.


                   CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)


                                           Three Months Ended                           Nine Months Ended
                                               August 31,                                  August 31,
                                           1995          1994                           1995         1994
Revenues
  Sales of health and
  beauty  products, net                  $9,023,458   $11,146,324                    $29,401,865  $36,351,761
  Other income                              103,248        93,239                        264,555      250,735

                                          9,126,706    11,239,563                     29,666,420   36,602,496

Costs and Expenses
  Costs of sales                          3,993,808     4,239,718                     11,669,715   13,212,043
  Selling, general and
   administrative expenses                2,159,398     2,610,263                      8,110,982    9,003,540
  Advertising, cooperative
   and promotions                         3,646,273     3,325,275                      9,953,575   10,225,884
  Research and development                  100,740       188,892                        397,110      410,439
  Provision for doubtful
   accounts                                   7,830        25,443                        116,104       76,282
  Interest expense                           13,459        19,477                         56,003       52,229

                                          9,921,508    10,409,068                     30,303,489   32,980,417
Net Income before
  IncomeTaxes                        (      794,802)      830,495                 (      637,069)   3,622,079

Provision for Income
  Taxes                              (      305,407)      327,621                 (      225,671)   1,451,367

Net Income                           ($     489,395)$     502,874                 ($     411,398)  $2,170,712

Income Per Common
  Share (Note 2):
  Net income from
    operations                                ($.07)         $.06                          ($.06)        $.27

See notes to Financial Statements.

                                     -3-


                    CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS

                    FOR THE NINE MONTHS ENDED AUGUST 31,

                                 (UNAUDITED)

                                                        1995                1994

Cash Flows from Operating Activities:
 Net (loss) income                                  ($   411,398)         $2,170,712
 Adjustments to reconcile net (loss) income
   to net cash provided by (Used in)
     operating activities:
 Depreciation and amortization                           239,654             171,784
 Amortization of bond premium                              5,553                -
 Gain on sale of securities                       (        1,416)               -
 (Increase) in deferred income taxes              (        4,014)        (   114,222)
  Decrease in advanced royalties                            -                 81,667
  Decrease (increase) in accounts receivable           1,623,504         ( 2,322,070)
  Decrease in inventory                                1,412,414             901,899
 (Increase) decrease in prepaid expenses             ( 1,076,637)              6,080
 (Decrease) in accounts payable and
   and accrued liabilities                          (  1,670,567)        ( 1,294,840)
 (Decrease) in taxes payable                        (      6,354)       (    323,096)
 (Increase) decrease in security deposits           (      4,036)              5,811

  Net Cash Provided by (Used in)
     Operating Activities                                106,703        (    716,275)

Cash Flows from Investing Activities:
 Acquisition of property, plant and equipment       (    307,490)       (    301,108)
 Purchase of short-term investments and
   securities                                       (    313,795)        ( 1,138,769)
 Proceeds of money due from officers                      19,231                -
(Increase) in other assets                         (       6,192)       (      5,760)
 Proceeds from sale of investments                       755,078                -

   Net Cash Provided (Used in)
      Investing Activities                               146,832         ( 1,445,637)

Cash Flows from Financing Activities:
 Proceeds from borrowings                                   -                700,000
 Payment on debt                                    (    216,000)         (  422,715)
 Proceeds from stock options exercises                     6,460             103,975

   Net Cash (Used in) Provided by
     Financing Activities                           (    209,540)            381,260

Net Increase (Decrease) in Cash                           43,995          (1,780,652)

Cash at Beginning of Period                              100,705           1,798,815

Cash at End of Period                                 $  144,700    $         18,163

Supplemental Disclosures of Cash Flow
 Information:
   Cash paid during the period for:
     Interest                                        $    57,273       $      52,366
     Income taxes                                         94,525           1,885,019

 See notes to Financial Statements.
                                          -4-

                    CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended August 31, 1995 are not necessarily indicative of the results that may be expected for the year ended November 30, 1995. For further information, refer to the consolidated financial statements and foot notes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1994.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation:

 The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

 Advertising and Related Costs:

 In accordance with APB 28 Interim Financial Reporting the Company ex penses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Any necessary accrual or deferral is accordingly reflected in the balance sheet for the interim period. However, for annual reporting purposes, no advertising or related costs are capitalized and all are expensed in the fiscal year in which they are incurred.

 Cash Equivalents:

 For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of less than three months to be cash equivalents.

 Inventories:

 Inventories are stated at the lower of cost (first-in, first-out) or market.

 Product returns are recorded in inventory when they are received at the lower of their original cost or market, as appropriate. Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined.
                                     -5-

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

 Since the effect of common stock equivalents is anti-dilutive only the weighted average of outstanding common shares has been used.

                    CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)



NOTE 3: INVENTORIES

 The components of inventory consist of the following:

                       August 31,       November 30,
                          1995               1994

 Raw materials          $3,392,860      $3,903,028
 Finished goods          2,713,252       3,615,498

                        $6,106,112      $7,518,526

NOTE 4: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

 The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:
                              August 31,        November 30,
                                1995                1994

 a)  Media advertising        $2,008,000        $1,460,000
 b)  Coop advertising            650,000           547,000
 c)  Accrued returns             386,000           443,000
 d)  Payroll and bonuses            *              547,000

                              $3,044,000        $2,997,000

 All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

 * Under 5%.

NOTE 5: OTHER INCOME

 Other income consists of the following for the nine month periods ended August 31, 1995 and 1994:

                                    1995           1994

 Interest income                  $223,112       $242,074
 Royalty income                      8,349           -
 Dividend income                    12,154         12,358
 Miscellaneous                      20,940         (3,697)

                                  $264,555       $250,735

                    CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)




NOTE 6: SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

 Short-term investments and marketable securities consist of corporate and government bonds and equity securities. In 1994 the Company adopted the accounting principles promulgated by SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its investments as Available-for-Sale securities. Accordingly, such investments are reported at fair market value, with the resultant unrealized gains and losses reported as a separate component of shareholders' equity. Prior to 1994, the Company reported marketable securities at the lower of cost or market value; unrealized losses were charged to earnings.

 The market value at August 31, 1995 was $5,085,546 as compared to $5,309,088 at November 30, 1994. The cost and market values of the investments at August 31, 1995 were as follows:


                                  CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                MARKETABLE SECURITIES - OTHER INVESTMENTS


NOTE 6:         SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)


               COL. A                                    COL. B          COL. C      COL. D            COL. E

                                                                                                  Amount at Which
                                                                                                   Each Portfolio
                                                       Number of                      Market   Of Equity Security
                                                    Units-Principal                  Value of     Issues and Each
                                                       Amount of                     Each Issue    Other Security
 Name of Issuer and       Maturity        Interest      Bonds and      Cost of     at Balance    Issue Carried in
 Title of Each Issue       Date             Rate         Notes        Each Issue   Sheet Date       Balance Sheet

 CORPORATE OBLIGATIONS:
 AT&T                        6/01/98        4.750%        $100,000  $   99,006     $  96,125         $   96,125
 AT&T                        2/15/96        4.500          100,000     100,187        99,407             99,407
 AT&T                        2/15/96        4.500          300,000     300,254       298,221            298,221
 Bank America                7/15/97        6.000          200,000     200,000       199,264            199,264
 Bankers Trust               7/01/96        4.700          100,000     100,209        98,783             98,783
 Baxter International       10/01/95        5.000          100,000     100,028        99,940             99,940
 Baxter International       10/01/95        5.000          100,000     100,046        99,940             99,940
 Con Edison                 12/15/96        5.900          100,000      99,875        99,535             99,535
 Dayton P & L                5/01/97        5.625          100,000      98,265        99,072             99,072
 General Motors Acceptance
   Corp.                    10/01/96        8.000          200,000     200,650       203,682            203,682
 GMAC                       10/02/95        5.250          100,000     100,000        99,944             99,944
 ITT Financial Corp.        10/15/95        7.375          200,000     200,064       200,284            200,284






                                  CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                MARKETABLE SECURITIES - OTHER INVESTMENTS

                                               (UNAUDITED)

NOTE 6:         SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)


               COL. A                                    COL. B          COL. C      COL. D            COL. E

                                                                                                  Amount at Which
                                                                                                   Each Portfolio
                                                       Number of                      Market   Of Equity Security
                                                    Units-Principal                  Value of     Issues and Each
                                                       Amount of                     Each Issue    Other Security
 Name of Issuer and       Maturity        Interest      Bonds and      Cost of     at Balance    Issue Carried in
 Title of Each Issue       Date             Rate         Notes        Each Issue   Sheet Date       Balance Sheet

 CORPORATE OBLIGATIONS: (Continued)
 Merrill Lynch               6/24/96       4.750%         $100,000 $   100,143  $     98,739        $    98,739
 Merrill Lynch               6/24/96       4.750           100,000     100,143        98,739             98,739
 Shell Oil Corp.             9/15/95       7.000           100,000     100,011       100,033            100,033
 Tennessee Valley            3/04/98       5.125           100,000     100,000        97,281             97,281
 Union Electric              3/01/97       5.500            50,000      49,245        49,573             49,573

                                                                    $2,148,126    $2,138,562         $2,138,562







                                  CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                MARKETABLE SECURITIES - OTHER INVESTMENTS

                                               (UNAUDITED)

NOTE 6:         SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)


               COL. A                                    COL. B          COL. C      COL. D            COL. E

                                                                                                  Amount at Which
                                                                                                   Each Portfolio
                                                       Number of                      Market   Of Equity Security
                                                    Units-Principal                  Value of     Issues and Each
                                                       Amount of                     Each Issue    Other Security
 Name of Issuer and       Maturity        Interest      Bonds and      Cost of     at Balance    Issue Carried in
 Title of Each Issue       Date             Rate         Notes        Each Issue   Sheet Date       Balance Sheet

 GOVERNMENT OBLIGATIONS:
 US Treasury Note           10/31/98       4.750%         $100,000  $   99,684  $     96,469       $     96,469
 US Treasury Note           10/31/98       4.750           200,000     199,992       192,938            192,938
 US Treasury Note            5/15/96       4.250           100,000      99,939        99,000             99,000
 US Treasury Note            5/15/96       4.250           100,000     100,002        99,000             99,000
 US Treasury Note           11/15/96       4.375           100,000      99,969        98,406             98,406
 US Treasury Note           10/15/98       7.125           250,000     253,325       258,125            258,125
 US Treasury Note            5/15/96       4.250           100,000      99,909        99,000             99,000
 US Treasury Note            1/31/97       6.250           100,000      99,500       100,656            100,656
 US Treasury Note           12/31/96       6.125           200,000     197,423       201,000            201,000
 US Treasury Note           11/15/96       4.375           200,000     197,852       196,812            196,812
 US Treasury Note           11/15/96       4.375           200,000     196,133       196,812            196,812
 US Treasury Note           11/15/96       4.375           100,000      98,003        98,406             98,406
 US Treasury Note           11/15/96       4.375           100,000      97,855        98,406             98,406
 US Treasury Bil             7/25/96       5.330            45,000      42,552        42,804             42,804









                                  CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                MARKETABLE SECURITIES - OTHER INVESTMENTS

                                               (UNAUDITED)

NOTE 6:         SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)


               COL. A                                    COL. B          COL. C      COL. D            COL. E

                                                                                                  Amount at Which
                                                                                                   Each Portfolio
                                                       Number of                      Market   Of Equity Security
                                                    Units-Principal                  Value of     Issues and Each
                                                       Amount of                     Each Issue    Other Security
 Name of Issuer and       Maturity        Interest      Bonds and      Cost of     at Balance    Issue Carried in
 Title of Each Issue       Date             Rate         Notes        Each Issue   Sheet Date       Balance Sheet

 GOVERNMENT OBLIGATIONS: (Continued)
 US Treasury Note            8/15/96       4.375%         $200,000 $   195,936   $   197,562        $   197,562
 FHLMC 1628-N             12/25/2013       6.500            50,000      48,024        44,571             44,571
 EE Bonds                     -            7.050            90,000      87,300        87,300             87,300
 FNMA 93-6-26-B            8/25/2023       7.000            10,000       8,897         8,423              8,423
 FNMA 93-224-D            11/25/2023       6.500           104,000     101,873        90,575             90,575
 FNMA 92-2-N               1/28/2024       6.500            52,000      47,424        43,609             43,609
 FHJMC 1702-U              3/15/2024       7.000             4,000       3,739         3,566              3,566
 US Treasury Bill         11/16/1995       5.420           200,000     197,320       197,732            197,732
 FNMA                       11/10/98       5.050           200,000     199,950       192,812            192,812


                                                                     2,772,601     2,743,984          2,743,984
 EQUITY SECURITIES:
                                                         Number of
                                                            Shares
 Preferred Stock:
   Bank America Corp.                                        8,000     200,000       203,000            203,000

                                                                    $5,120,727    $5,085,546         $5,085,546
                                                  -12-

                           CCA INDUSTRIES, INC.

               MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS
                   OF OPERATIONS AND FINANCIAL CONDITION

                                (UNAUDITED)




 For the nine month period ended August 31, 1995, the Company had net sales of $29,401,865 and net (loss) of ($411,398) after a provision for income taxes of ($225,671) as compared to net sales of $36,351,761 and net income of $2,170,712 after a provision for income taxes of $1,451,367 for the nine month period ending August 31, 1994.

 The cost of sales percentage for the nine months increased from 36.3% in 1994 to 37% in 1995 primarily due to the higher percentage overhead costs (factored into the cost of goods) represented in the total cost of goods; as well as certain product mix fluctuations. Advertising, cooperative and promotional allowance expenditures during the quarter increased as a percentage of sales from 28% in 1994 to 34% in 1995 due to the lower than anticipated sales volume. As part of the registrant's business it is necessary to enter into co-operative advertising agreements and other promotional activities with its accounts, especially upon the introduction of a new product. Both co-op advertising and promotions have a material effect on the Company's operations. If the advertising and promotions are successful, revenues will be increased accordingly. Should the co-op and promotions not be successful, it will have a negative impact on the Company's promotional cost per sale, and have a negative effect on income. The Company attempts to anticipate its advertising and promotional commitments as a percent of gross sales in order to attempt to control its effect on its net income. However, sales for the period were lower then expected and, therefore, the expense as a percentage of sales was higher. In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral is accordingly reflected in the balance sheet for the interim period. Although selling, general and administrative expenses ("SG&A") decreased due to expenses related to the larger sales volume in the prior year, SG&A as a percentage of sales increased to 28% from 25% due to the lower volume.

 Income before taxes for the nine months decreased to ($637,069) from $3,622,079. This was primarily a result of the lower sales as compared to the prior year. Selling, general and administrative expenses ("SG&A") decreased for the nine months from $9,003,540 to $8,110,982 primarily due to cost related to the lower sales volume (i.e. commissions and freight-out). However, even with this decrease SG&A still represented 28% of sales for 1995 instead of 25% for 1994 due to the large decrease in sales volume.

                           CCA INDUSTRIES, INC.

               MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS
                   OF OPERATIONS AND FINANCIAL CONDITION

                                (UNAUDITED)


 For the three month period ended August 31, 1995, net sales were $9,023,458 as compared to $11,146,324 for August 31, 1994. Net income for the quarter before taxes decreased from $502,874 to ($489,395). Gross margins of 56% for the three months ended August 31, 1995 were down from 62% in 1994. Advertising, cooperative and promotional allowance expenditures during the quarter increased from $3,325,575 to $3,646,273. Selling, general and administrative expenses were approximately 24% as compared with 23%.

 All of the Company's sales were primarily to drugstore chains, food chains and mass merchandisers throughout the United States.

 The Company's financial position as at August 31, 1995 consists of current assets of $13,923,467 and current liabilities of $6,217,546. During the nine month period ended August 31, 1995, shareholders' equity decreased from $11,760,359 at November 30, 1994 to $11,571,107 at August 31, 1995. This was
 due primarily to the losses sustained for the nine months offset by the unrealized gain in certain securities in the Company's investment portfolio of $215,686 in addition to the exercise of stock options.

   During the nine months, the Company generated $106,703 from operations and $774,309 from the sale and liquidation of loans and investments but used $627,477 to purchase additional property and equipment and marketable securities. The Company also used $216,000 to reduce borrowings and generated $6,460 from stock option exercises. This resulted in an increase in the Company's cash of $43,995.

 The Company believes that its current financial condition is sufficient to support its proposed operations for the near future.

                           CCA INDUSTRIES, INC.

                         PART II OTHER INFORMATION








 All information pertaining to Part II is omitted pursuant to the instructions pertaining to that part.

 The Company did not file any reports on Form 8-K during the three months ended August 31, 1995.

PART II, ITEM 6. (Continued)                                  EXHIBIT 11


                   CCA INDUSTRIES, INC. AND SUBSIDIARIES

                     COMPUTATION OF EARNINGS PER SHARE

                                (UNAUDITED)




                                   Three Months Ended             Nine Months Ended
                                       August 31,                    August 31,

                                    1995          1994        1995        1994

Item 6.
Primary:
 Average shares
  outstanding                      6,794,733    6,784,994   6,794,108    6,773,186
 Net effect of dilutive stock
   options--based on the
   treasury stock method
   using average market
   price                                *       1,306,730        *       1,352,454

               TOTALS              6,794,733    8,091,724   6,794,108    8,125,640

Net income                       ($  489,395) $   502,874 ($  411,398)  $2,170,712

Per share amount                       ($.07)        $.06       ($.06)        $.27













                                   -16-

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