Form 10-K
period 1995-11-30
CCA INDUSTRIES INC
filed 1996-03-01
CIK 721447

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-K


         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Fiscal Year Ended            Commission File Number
    November 30, 1995                      2-85538-B


                       CCA INDUSTRIES, INC.
        (Exact Name of Registrant as specified in Charter)


          DELAWARE                      04-2795439
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)       Identification No.)


    200 Murray Hill Parkway, East Rutherford, New Jersey  07073
   (Address of principal executive offices, including zip code)

                          (201) 330 1400
       (Registrant's telephone number, including area code)



Securities registered pursuant to Section 12(b) of the Act: NONE

    Securities registered pursuant to Section 12(g) of the Act:

               Common Stock par value $.01 per share
                         (Title of Class)

           Class A Common Stock par value $.01 per share
                         (Title of Class)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement
for the past 90 days.  Yes  X .   No    .

State the aggregate market value of the voting stock held by non-affiliates of the Registrant, i.e., by persons other than officers and directors of the Registrant at the average bid and ask prices at November 30, 1995.


                                     Market Value at close
Class of Voting Stock                     of Business

                                        High          Low
5,603,871 shares Common
Stock, $.0l par value                $8,405,807      $8,055,565


                    APPLICABLE ONLY TO REGISTRANTS
                    INVOLVED IN BANKRUPTCY PROCEEDINGS
                    DURING THE PRECEDING FIVE YEARS


          Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a Court.


Yes                                  No x   Not Applicable


             APPLICABLE ONLY TO CORPORATE REGISTRANTS


          At November 30, 1995 there were an aggregate of 6,795,101 shares of Common Stock and Class A Common Stock of the
Registrant outstanding.

                           TABLE OF CONTENTS

          ITEM                                           PAGE

PART I

          1.   Business                                    5

          2.   Property                                    9

          3.   Legal Proceedings                           9

          4.   Submission of Matters to a Vote of
               Security Holders                            9

PART II

          5.   Market for Registrant's Common Stock
               and Related Shareholder Matters            10

          6.   Selected Financial Data                    11

          7.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                  12

          8.   Financial Statements and
               Supplementary Data                         14

          9.   Disagreements On Accounting
               and Financial Disclosure                   15

PART III

          10.  Directors and Executive Officers
               of the Registrant                          15

          11.  Management Remuneration                    18

          12.  Security Ownership of Certain
               Beneficial Owners and Management           18

          13.  Certain Relationships and Related
               Transactions                               22

PART IV

          14.  Exhibits, Financial Statements,
               Schedules and Reports on Form 8-K          23

                              PART I


Item 1.  Description of Business


          (a)  General Development of Business

          CCA INDUSTRIES, INC. (the "Company") was incorporated in Delaware on March 25, 1983 under the name CATHETER CORPORATION OF AMERICA. The Company discontinued the manufacture of thermal dilution catheters in June 1984 and under new management re-directed the Company's activities into the health and beauty aids industry.

          (b)  The Registrant operates in one industry segment.

          (c)  Narrative Description of Business.

          The Company is currently engaged in the health and beauty aids business with a line of Health and Beauty Aids products which it has manufactured on its behalf under its formulations. The Company has registered trademarks on all of its brand name products. The Company's products are sold under each product's individual brand name. The nail treatment products are sold under the name "Nutra Nail," the hair treatment products are sold under the name "Pro Perm" and "Wash 'n Curl," "Wash n Tint" and "Wash 'n Straight," and the depilatory products are sold under the "Hair Off" label. Skin care products are sold under the "Sudden Change" name and oral hygiene products are sold under the "Plus+White" mark. The meal replacement products are sold under the trademarks "EAT 'n LOSE," diet products under the marks "Hungrex" and "Permathene". Some of the Company's products are sold under exclusive license agreements.

          All of the licensed products together with the Company's non-licensed products are currently being sold to the major drug and food chains, mass merchandisers and wholesale beauty aid distributors throughout the country and Canada. Foreign sales accounted for approximately 4.7% of sales.

Manufacturing and Shipping

          The Company does not manufacture any of its own products, other than its hot wax depilatory. In most cases, it creates its own formulations, chooses colors and mixtures and arranges with independent sub-contractors to manufacture its products to its specifications. The Company has arrangements with various suppliers for each of its products. The Company ships substantially all of its products from its own warehouse facilities instead of utilizing independent warehouses for storage and shipping. The Company believes that it has greater control of its inventory and more efficient shipping procedures from its own facilities.

Marketing

          The Company markets its products through its own sales force and independent sales representatives throughout the United
States. The primary focus of its sales efforts are to the major retail drug, food and mass merchandise chains plus leading wholesalers.

          The Company sells its products to approximately 600 accounts most of whom have numerous outlets. The Company estimates that at least one of its brands are sold in approximately 40,000 outlets. Most of the aforementioned accounts have numerous retail outlets or service numerous retail outlets. Approximately 90% of its sales during fiscal 1993 were to major retail drug and food chains and mass merchandisers. During the fiscal year ended November 30, 1995 no single customer accounted for more than 5% of the Company's total sales other than the four largest accounts, each of whom accounted for approximately 22.1%, 7.1% and 6.7% and 5.4% respectively of the Company's sales. These four accounts combined, accounted for over 41% of the Company's sales. If one of these customers was lost, the impact could materially effect the Company's earnings.

          The Company does not consider its products to be dependent upon any one season, nevertheless certain products are sensitive to seasonal trends. Depilatories and diet aids customarily sell considerably stronger in the spring and summer.

          The Company has its own in-house advertising agency that places its own media, via media service companies and includes an in-house art department that creates point-of-purchase displays, sales brochures and packaging layouts. The actual manufacture of point-of-purchase displays and blister cards is done by contract suppliers.

License Agreements

          On March 3, 1986, the Company entered into a License Agreement with Alleghany Pharmacal Corporation under the terms of which the Company was granted the exclusive right to use the license products and trademarks for the manufacture and distri-bution of the products subject to the license.

          The Company is required to pay a 6% royalty on net sales but no less than $360,000 per annum in order to maintain its license. After the sum of $9,000,000 in royalties has been paid to Alleghany, the royalty is reduced to 1% of net sales per annum. As at November 30, 1995, the Company had paid or accrued $4,434,510 in royalty payments under the License Agreement. The Company is not required to pay the license fee unless it wishes to maintain its license. Brand names under this license includes "Nutra Nail," "Pro Perm," "Hair Off," "Permathene", "Hungrex Plus" and "IPR 3." The Company also pays 1% royalty on sales of "Nutra 60" Nail Enamel" and the "Hair-Off Mitten". The Licensee products accounted for approximately 34% of sales in fiscal 1995.

          The Company has entered into various other License
Agreements, none of which materially affect the Company's sales or financial results.

Advertising

          The Company primarily utilizes television (national network and local spots) to advertise its leading brands. On certain occasions it will also utilize print and radio when it deems such use expedient. In addition, cooperative and promotional advertising with its customers are continuously used to supplement its overall advertising campaigns.

          Each of its brand products is targeted to a particular demographic segment of the consumer market, and the Company's advertising campaign is directed to that market.

          The Company has its own in-house advertising staff that is responsible for the placement of its advertising either directly or through media service companies as well as the creation and design of all products packaging and displays.

Trademarks and Patents

          The Company has numerous trademarks in the health and beauty aids field. The Company has sought to protect its pro-prietary interest in its products by applying and obtaining trademarks and tradenames on the products that it sells both domestically and internationally.

          The Company uses the trademarks and tradenames to protect their products' individual identification and considers these marks as valuable assets.

          There is no assurance that because a trademark or patent has been issued it is necessarily enforceable. Nor can there be any assurance that the Company will derive substantial competitive advantages therefrom. Further, there can be no assurance that competitors will not develop similar products outside the trademark protection of any trademark the Company has or may obtain.

Competition

          The cosmetic, health and beauty aids, fragrances and patent medicines industries are characterized by vigorous competition between companies having substantially greater financial, technological and marketing resources than the Company. Most of these concerns have a long history and greater public recognition of their products. Competitors include major companies such as REVLON, L'OREAL, COLGATE, DEL LABORATORIES, INC., UNILEVER CORP., and PROCTER & GAMBLE. In addition, the Company's products compete with a large number of smaller manufacturers and distributors of similar products which may also have greater resources than the Company.

New Products

          The Company intends to add new products throughout the year by extending its various product lines to increase the number of SKUs available for distribution.


Government Regulation

          On September 9, 1991 the Food & Drug Administration ("FDA") issued a "Warning Letter" to competitors marketing products similar to "Plus+White," the Company's teeth whitener product, stating that it is the FDA's opinion that utilization of Hydrogen Peroxide as an ingredient for the whitening of teeth are drugs and require a new drug application before they may be marketed as over-the-counter drugs. Plus+White utilizes Hydrogen Peroxide in its formulation. The Company disagreed with the aforesaid classification by the FDA and met with the FDA on this matter, although it was not served. It is the Company's contention that Plus+White is a cosmetic, and as a cosmetic, does not need FDA approval prior to marketing.

          The Company retained three leading University Oral Health Research Institutes to pass upon the safety of its product, all of whom have reported their results to the effect that the utilization of Hydrogen Peroxide as an ingredient to make teeth whiter does not cause any safety problems when used as directed. These reports were presented to the FDA.

          The Company has alternatively made an application that its product be included in a new oral health care monograph, to be convened by the FDA shortly, to discuss the safety and efficacy of over the counter drugs for oral health care. To date, the FDA has not commented on its application.

          In July 1992 the FDA withdrew its Warning Letters to the Industry and advised retailers that they may continue to sell the hydrogen peroxide tooth whiteners. They reserved the right to reconsider their position.

          The Company has no indication of what affect the FDA's original position and the publicity that resulted from their initial determination may have on the future sale of Plus+White hydrogen peroxide gel.

          Some of the products which the Company may develop in the future may be subject to regulation by the Food and Drug Administration, the Federal Trade Commission, and the Alcohol, Firearms and Tobacco Tax Unit of the United States Treasury Department and/or various state and local regulatory and administrative agencies. The Company will attempt to obtain all approvals or licenses as may be necessary, but there can be no assurance that such approvals, as may be necessary, will be obtained. Delays caused by the need for such license or approval since some of the products which the Company expects to develop may have certain dates assigned to them prescribing the date by which they must be consumed or the failure to obtain them could have a material adverse effect on the Company's planned operations.

Item 2.  Property

          The principle executive offices of the Company are located at 200 Murray Hill Parkway, East Rutherford, New Jersey, where the Company leases approximately 55,000 square feet of space consisting of 15,000 feet of office space and approximately 40,000 feet of warehouse space under a net lease at an annual rate of $259,284. The lease expires on March 31, 2001. On September 22, 1995 the Company leased an additional 30,000 square feet of warehouse space in Paterson, New Jersey on a net lease basis at a rental of $6,875.00 per month. The lease expires on September 30, 1997.


Employees

          As at November 30, 1995, the Company had 124 employees consisting of DAVID EDELL, President and Chief Executive Officer; IRA W. BERMAN, Chairman, Executive Vice President - Secretary; STEVEN MANENTI, Vice-President Sales; JOHN BINGMAN, Financial Vice-President; DUNNAN EDELL, Vice-President Marketing;
DREW EDELL, Vice-President Manufacturing; DAVID POST, Shipping; and 117 other sales, administrative, creative, accounting, receiving and warehouse personnel.


Item 3.  Legal Proceedings

          The Registrant is not engaged in any material litigation but is involved in various legal proceedings in the ordinary course of its business activities.


Item 4.  Submission of Matters to a Vote of Security Holders

          On June 10, 1995, the Company held its annual meeting of shareholders. At the meeting David Edell, Ira W. Berman and Jack Polak were elected as directors by the holders of Class A Common Stock and, as proposed by the Board, Sidney Dworkin, Irwin Gedinsky and Dunnan Edell (4,935,912 'for,' 59,700 'against') were elected by the holders of Common Stock. Also, the Board's appointment of Sheft Kahn & Company LLP as the Company's independent certified public accountants for the fiscal year ended November 30, 1995 was approved (4,915,066 'for,' 43,605
'against').

          The annual meeting for the fiscal year ended November
30, 1995 will be held in June 1996.

                              PART II


Item 5.  Market for the Registrant's Common
         Stock and Related Shareholder Matters


          (a)  Principal Market and Sales Prices of Common Stock.

          The Registrant's Common Stock is traded on NASDAQ. The published market value of the Common Stock of the Registrant as reported by the National Quotation Bureau was $1.50 high bid and $1-7/16 low as at November 30, 1995.

          (b) Approximate Number of Common Stock security holders.



                                   NUMBER OF RECORD HOLDERS AS OF
TITLE OF CLASS                             November 30, 1995

Common Stock,                          Approximately 350 (i)
par value $.01 per share

Class A Common Stock                           7
par value $.01 per share



          (i) There are a substantial number of shares held of record in various street and depository trust accounts which represent a number of additional shareholders (approximately
1000).

          (c)  Frequency and amount of dividends.

          No dividends have been paid on the Common Stock since the inception of the Company.

Item 6.  SELECTED FINANCIAL DATA

                                                                           Year Ended November 30,
                                                            1995             1994         1993            1992              1991
Statement of Income
  Sales                                            $36,849,803           $47,311,591      $43,973,633  $27,064,480      $26,605,018
  Other income                                         316,927               357,080          367,248      297,105          160,218

                                                    37,166,730            47,668,671       44,340,881   27,361,585       26,765,236

Costs and Expenses                                  39,397,255            42,956,794       40,020,477   25,327,550       25,318,810

Income (Loss) Before Provision for
  Income Taxes                                  (    2,230,524)            4,711,877        4,320,404    2,034,035        1,446,426

Income (Loss) Before Extraordinary Item         (    2,230,524)            2,815,926        2,605,818    1,210,490          884,263

Net Income (Loss)                               (    1,566,568)            2,815,926        2,605,818    1,210,490          884,263

Earnings Per Share:
  Net Income (Loss)                             ($         .23)          $       .35        $     .32   $      .15       $      .12

Weighted Average Number of Shares
  Outstanding                                        6,794,368             8,116,489        8,033,460    8,022,553        7,473,072

Balance Sheet Data:
                                           As At November 30,
                                                            1995             1994         1993            1992              1991

Working Capital                                    $ 7,815,761           $  7,600,824     $ 5,424,524   $  5,938,322    $  5,796,225
Total Assets                                        17,744,086             20,053,893      18,218,629     12,597,015      10,541,521
Total Liabilities                                    7,176,503              8,293,534       9,127,235      5,850,567       5,010,563
Total Stockholders' Equity                          10,456,516             11,760,359       9,091,394      6,746,448       5,530,958

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


General

          On March 3, 1986, the Company entered into a License Agreement with Alleghany Pharmacal Corporation under the terms of which the Company was granted the exclusive right to use the licensed products and trademarks for the manufacture and distribution of the products subject to the License Agreement. Under the terms of the Agreement, when $9 Million in royalties has been paid to the Licensor, the royalty is reduced to 1% of net sales. As at November 30, 1995, the Company had paid and/or accrued $4,434,510 in royalties against the $9 Million. As at November 30, 1995 there was $4,565,490 remaining to be applied against the $9 million. (See "Business of the Company-License Agreements").

Comparison of Results for Fiscal Year 1995 as Compared to Fiscal
Year 1994

          The Company's sales for fiscal 1995 decreased from $47,311,591 to $37,166,730. The decrease was due primarily to a fall off of some of the Company's shampoo line.

          Gross margins for the year were 62% compared to 64% for the prior year. Advertising, cooperative and promotional expenses were $13,332,216, 36% of sales, as compared to $13,428,116, 28% of sales for the prior year.

          Selling, General and Administrative Expenses were
$11,253,543, 31% of sales, as compared to $11,817,462, 25% of sales for the prior year.

Comparison of Results for Fiscal Year 1994 as compared to Fiscal
Year 93

          The Company's sales for fiscal 1994 increased from $43,973,633 to $47,311,591. The increase was due principally from the increase in sales of the Company's overall product lines.

          Gross margins for the year were 64% compared to 62% from the prior year. Advertising, cooperative and promotional expenses were $13,428,116, 28% of sales, as compared to $11,638,793, 26% of sales for the prior year.

          Selling, General and Administrative Expenses were
$11,817,462, 25% of sales, as compared to $10,885,266, 25% for the prior year.

Liquidity and Capital Resources

          As at November 30, 1995, the Company had working capital of $7,815,761 as compared to $7,600,824 for the prior year. Its total current assets to current liability ratio is 2.09 to 1, as compared to a ratio of 1.96 to 1 for the prior year.
Stockholders' equity decreased to $10,456,516 from $11,760,359 as a result of a loss from operations. The loss from operations also caused a decrease in the Company's cash position ($362,638) as did the purchase of various assets and securities ($528,150) and the net paydown of debt ($258,191). The Company, however, was able to easily cover these cash drains by liquidating some of their "Available for Sale" securities ($1,353,894) and issuing some new stock ($6,530).

The management believes that the Company's loss from operations should be temporary. The Company's biggest cash drain was its advertising budget which was committed at the beginning of the year predicated on sales of 45 - 50 million. Since the Company was unable to achieve the expected sales, a loss from operations resulted. As part of the registrant's business it is necessary to enter into co-operative advertising agreements and other promotional activities with its accounts, especially upon the introduction of a new product. Both co-op advertising and promotions have a material effect on the Company's operations. If the advertising and promotions are successful, revenues will be increased accordingly. Should the co-op and promotions not be successful, it will have a negative impact on the Company's promotional cost per sale, and have a negative effect on income. The Company intends to anticipate its advertising and promotional commitments as a percent of gross sales and keep its commitments for advertising more flexible in 1996 and more in proportion to the realized sales. The Company's accounts receivable turnover and its reinvestment into new equipment should stay at about the same level; so the Company believes that its current financial condition will support its short-term and long-term needs for capital.

          The Company has a Term Note from a banking institution in the amount of $399,067, at November 30, 1995 which will liquidate, payable in March 1996 and a line of credit at prime (minus one) of $3 million. As at year end, the Company was not utilizing any of its available line of credit. The Company has issued a Security Agreement in connection with the bank financing.

Backlog, Impact of Inflation, Seasonality

          The Company attempts to keep its inventory at a level where it is able to ship against all orders on each individual product within a three week period. To some extent, however, certain components must be inventoried well in advance of actual orders because of the time necessary to obtain the component. For the most part, purchases are based upon projected quarterly requirements after calculating the anticipated sales indications from the sales and marketing departments. All of the Company's products and components are purchased from outside non - affiliated entities. Shipping and warehousing is provided at the Company's warehouse for all beauty aid products.

          The Company does not believe that any of its products are seasonal in nature other than its depilatory and diet brands which are more active during the Spring and Summer seasons. The Company does not have a product which can be identified as a "Christmas" item.

          Because its products are sold to retail stores throughout the United States and, to a lesser extent, abroad, the Company is affected by general economic conditions. Accordingly, any adverse change in the economic climate may have an adverse impact on the Company's sales and financial condition. The Company does not believe that inflation and changing prices will have a material impact on its net sales and revenues if it is able to pass along to its customers any increases in costs resulting from inflation. In the event the Company cannot pass along increased costs to its customers, inflation could have an adverse effect upon sales and revenues.


Item 8.  Financial Statements and Supplementary Data


          The Financial Statements are listed under Item 14 in this Form 10-K. Selected quarterly financial data is set forth below.


          The following is a summary of the quarterly results
(unaudited) of operations for the years ended November 30, 1995 and 1994:

                         Three Months Ended



                  Feb. 28       May 31       Aug.31       Nov.30
Fiscal 1995

Net Sales        $ 9,442,194  $10,936,213  $ 9,023,458  $ 7,447,938

Total revenue      9,534,235   11,005,479    9,126,706    7,500,311

Costs of
products sold      3,713,318    3,962,589    3,993,808    2,501,315

Net income (loss)  (182,582)      260,579    (489,395)   (1,155,170)

Net income (loss)
per common share       (.03)         .03         (.07)        (.17)



                              Three Months Ended

                  Feb. 28       May 31       Aug.31       Nov.30
Fiscal 1994
Net Sales        $12,034,803  $13,170,634  $11,146,324  $10,959,830

Total revenue     12,110,599   13,252,334   11,239,563   11,066,175

Costs of
products sold     4,357,051     4,615,274    4,239,718    3,672,499

Net income          774,160       893,678      502,874      645,214

Net income per
 common share           .10          .11          .06          .08


Item 9.  Disagreements on Accounting and Financial Disclosure

          The Registrant has not changed its accountants within the twenty-four months prior to the date of the most recent financial statements. There was no reported disagreement on any matter of accounting principles or practices followed by the Registrant.



                             PART III


Item 10.  Directors and Executive
          Officers Of The Registrant


          The Executive Officers and Directors of the Company are
as follows:
                                                 DATE OF FIRST
NAME                   POSITION                 COMPANY SERVICE

David Edell            President and Chief
                       Executive Officer,              1983
                       Director

Ira W. Berman          Chairman of the Board
                       of Directors, Secretary,
                       Executive Vice-President        1983

Steven Manenti         Senior Executive Vice -
                       President - Sales               1995

Dunnan Edell           Executive Vice-President
                       Marketing                       1984

Drew Edell             Vice-President
                       Manufacturing and
                       New Product Development         1983

Jack Polak             Director                        1983

Sidney Dworkin         Director                        1985

Irwin Gedinsky         Director                        1991

John Bingman           Treasurer                       1986


          DAVID EDELL, age 63, graduated from Syracuse University in 1954 with a degree in Liberal Arts, (prior to joining the Company) was an independent Marketing and Financial Consultant specializing in the health and beauty aids industry. MR. EDELL has had extensive experience in the health and beauty aids field, having been the executive director and officer of HAZEL BISHOP, INC., LANOLIN PLUS and other privately owned consumer product companies.

          IRA W. BERMAN, ESQ., AGE 64, has been engaged in the practice of law since 1955 and was the senior partner of the New York City law firm, BERMAN & MURRAY until December, 1995. Mr. BERMAN received his Bachelor of Arts Degree (1953) and Bachelor of Laws Degree (1955) from CORNELL UNIVERSITY. He is a member of the AMERICAN BAR ASSOCIATION. Since June, 1995 MR. BERMAN devotes all of his time on behalf of the Company.

          STEVEN MANENTI, age 62, graduated with an MBA from Bernard Baruch College in 1956. Mr. Manenti was the President of Faberge, Ltd. from 1984-1987, and Eclipe Laboratories, Inc. from 1987-1989. From 1990-1992 he was the Executive Vice President of Pavion, Ltd. and from 1992 until he joined CCA in December, 1995 he was Executive Vice President and General Manager of Mana Products, Inc.

          JACK POLAK, age 83, was an investment counselor and Vice-President of EQUITY INTEREST, INC., a registered investment advisor in New York, from 1955 to 1982. From 1982 until September 1, 1988 MR. POLAK was an investment consultant and consultant to EQUITY INTEREST, INC. Since April 1983 MR. POLAK has served as a director of NEW YORK OFFICES, INC., CHICAGO OFFICES, INC., and ATLANTA OFFICES, INC., private companies engaged in subleasing offices and providing office services. MR. POLAK was been a director of PETROMINERALS CORPORATION, an oil producing and oil service company of Tustin, California, from 1980 to 1995. In 1983 MR. POLAK became a director of CONVERGANT SOLUTIONS, INC., a company engaged in the sale and distribution of computer software programs. MR. POLAK holds a tax consultants certification from the Netherlands.

          SIDNEY DWORKIN, AGE 75, Chairman of the Board of Directors of General Computer Corp., became a director of the Registrant in December 1985. He was one of the founders, and since 1966 had been the President and Chairman of the Board of REVCO D.S.,INC., one of the largest drug chains in the United States. Mr. Dworkin terminated his association with Revco in September 1987. MR. DWORKIN is a certified public accountant and a graduate of WAYNE STATE UNIVERSITY. He is also a Director of CLEVELAND PLAYHOUSE ADVISORY BOARD, NORTHERN TECHNOLOGIES, INC., GENERAL COMPUTER CORP. and Chairman of the Board of Directors of COMTREX SYSTEMS, INC. He was former Chairman of the NATIONAL ASSOCIATION OF CHAIN DRUG STORES.

          IRWIN M. GEDINSKY, age 60, joined Richard A. Eisner & Company, a public accounting firm in New York City in July 1993. Prior thereto, he was a partner of J.H. Cohn, a public accounting firm in Roseland, New Jersey, having joined that firm in October 1989. From 1956 to October 1989 he was a partner in the public accounting firm of Granet & Granet. Mr. Gedinsky is a certified public accountant, a member of numerous accounting societies, a lecturer on taxation and a member of the Board of Directors of Ronson Corp.

          DUNNAN EDELL, age 40, is the son of DAVID EDELL, President of the Company. DUNNAN EDELL is a graduate of GEORGE WASHINGTON UNIVERSITY He joined the Company in 1984 as a Vice-President in Charge of Sales. In March 1986 he was appointed a Divisional Vice-President. Prior to joining the Company he was employed in a selling capacity with ALLEGHANY PHARMACAL CORP., from 1982 to 1984, and in a sales capacity with HAZEL BISHOP from 1977 to 1981.

          DREW EDELL, age 38, Vice President, is the son of DAVID EDELL, President of the Company. DREW EDELL is a graduate of PRATT INSTITUTE where he received his Degree in Industrial Design. He has been associated with the Company since 1983 in Product Development and Production. In March 1985 he was appointed a Divisional Vice-President.

          JOHN BINGMAN, age 44, received his Bachelor of Science degree from Farleigh Dickenson University in 1973. He is a Certified Public Accountant in New Jersey, having worked for Zarrow, Zarrow & Klein, CPA's for 10 years prior to joining the Company in 1986.

          Information relating to directors of the Registrant and compliance with Section 16(a) of the Exchange Act will be contained in a definitive Proxy Statement involving the election of directors which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after November 30, 1995, and such information is incorporated herein by reference.

Item 11.  Management Remuneration

          The aggregate annual remuneration of all officers and directors of the Company (9 persons) for the fiscal year ended November 30, 1995 was $1,297,714. DAVID EDELL, President and IRA
W. BERMAN, Executive Vice President - Secretary, received $452,228 and $452,228, respectively, pursuant to contracts which on October 29, 1992, were extended to 1999 and amended in November 1993. Mr. Berman's remuneration includes legal fees paid to his law firm, Berman & Murray.

          The Company has a Group Medical Insurance Plan for all of its employees.

          The Company purchased $1 Million life insurance policies on Messrs. Edell and Berman, the Company being the beneficiary to the extent of $500,000 and the other $500,000 at the discretion of the insured.

          The information required for this Item 11 is incorporated by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to regulation
14A within 120 days from the date of this report on Form 10-K.


Item 12.  Security Ownership of Certain
          Beneficial Owners And Management


          The following table sets forth, as of March 1, 1996, the ownership of the Company's Common Shares and Class A Common Stock combined by each person who owned beneficially more than 5% of its outstanding shares. It also sets forth the present holdings of such shares by all Officers and Directors of the Company and all Officers and Directors as a group.

                         Amount of Beneficial
                         Ownership of Common          % of Stock
Name and Address         Stock/Class A Common Stock   Outstanding


DAVID EDELL              657,915 (1)(2)(3)(4)(5)(7)      9.68
200 Murray Hill
Parkway
East Rutherford, NJ

IRA W. BERMAN            642,915 (1)(2)(3)(4)(5)(6)      9.46
62 The Intervale
Roslyn Estates, NY

Norman H. Pessin           382,500                       5.63
c/o Neuberger & Berman
605 Third Avenue
New York, New York

                         Amount of Beneficial
                         Ownership of Common          % of Stock
Name and Address         Stock/Class A Common Stock   Outstanding

Officers and
Directors as a           1,539,830                      22.66
Group (9)



(1)  The directors and officers of the Company (9 persons) own
22.66% of the outstanding capital stock of the Company.  Messrs.
Edell, Berman and Polak converted all of their shares into Class A Common Stock in December 1988.

(2) On January 10, 1985 David Edell and Ira W. Berman were granted incentive stock options to purchase 200,000 shares of the Company's common stock at $.44 per share.

     On February 12, 1986 David Edell and Ira W. Berman were granted Incentive Stock Options to purchase 98,765 shares of the Company's Common Stock at $l.80 per share and 101,235
Non-Qualified Stock Options at $l.38 per share. These Options were due to expire on February 12, 1991.

(3) On February 27, 1987 Messrs. Edell and Berman were each granted Incentive Stock Options respectively to purchase 200,000 shares of the Company's Common Stock at $2.50 per share. These options were due to expire on January 10, 1996.

(4) On May 20, 1987 Messrs. Edell, Berman and Jack Polak, a director, exercised their options and purchased 200,000, 200,000 and 100,000 shares respectively by tendering to the Company 35,200, 35,200 and 16,000 shares respectively of the Company's Common Stock. A permanent legend was placed on the shares received upon the exercise of the options restricting the sale of the shares to the public unless the Company reported a profit for the prior quarter.

     On December 10, 1987 the Board of Directors voted to cancel the options issued to Messrs. Edell and Berman on February 12, 1986 and February 27, 1987 and in their place issued to each of them options to purchase 185,000 shares of the Company's Common Stock exercisable at $.50 per share. The Options expire on December 9, 1997.

(5) On January 21, 1988 the Board of Directors authorized the issuance of 185,000 Employee Stock Options to Messrs. Edell and Berman at $.50 per share and expire on December 31, 1997 and 30,000 Non-Qualified Stock Options at $.50 per share. The Options expire on December 9, 1997. In addition, the Board of Directors voted 25,000 options to Messrs. Polak, Erenstein (subsequently cancelled) and Young, and cancelled the Stock Option issued to Sidney Dworkin on December 16, 1985 and issued a new Stock Option for 100,000 shares exercisable at $.50 per share which options expire on December 9, 1997.

     On December 13, 1988 David Edell, Ira W. Berman and Jack Polak converted their Common Stock into Class A Common Stock pursuant to the Amendment to the Certificate of Incorporation dated November 7, 1988. As a result of their conversion, Messrs. Edell, Berman and Polak are in a position to vote four members to the Board of Directors of the Company, thus giving them effective control of the Company.

     On January 10, 1990 the Board of Directors authorized the issuance of 100,000 Stock Options to Messrs. Edell and Berman at
$1.50 per share.  The Options expire on December 31, 1999.

     On March 14, 1990, the Board of Directors authorized the issuance of 100,000 Employee Stock Options to Messrs. Edell and
Berman at $.75 per share. These options expire on December 31, 1999.

     On March 27, 1992 the exercise price of the options issued on January 10, 1990 and the options issued on March 14, 1990 were reduced to $.625 per share.

(6) Mr. Berman gifted each of his three grandchildren 5,000 shares of Class A Common Stock in December 1992 and 3,000 shares each in 1993. Mr. Berman disclaims any beneficial interest in the aforesaid shares.

(7) In December 1993 Mr. Edell gifted 1,250 shares of stock to each of his two sons, Dunnan and Drew Edell. Mr. Edell disclaims any beneficial interest in the aforesaid shares.

(8) On January 10, 1996 David Edell and Ira W. Berman exercised their stock options and purchased 100,000 shares of the Company's common stock respectively at $.50 per share. Messrs. Polak and Dworkin, Directors of the Company each exercised their options and purchased 25,000 and 50,000 shares of common stock respectively at $.50 per share. Dunnan Edell, Vice President and Director exercised his options and purchased 48,600 shares of common stock at $.40 per share, and Drew Edell, Vice President exercised his options and purchased 25,000 shares of common stock at $.40 per share. All of the options, other than Mr. Polak's, were purchased for 50% cash and the balance with a full recourse Promissory Note payable on November 30, 1996. Other than Mr. Polak's, the Notes are collateralized with the stock certificates. Mr. Polak paid for his shares in full.

Stock Option Plans

          On July 10, 1984, the Company's Board of Directors authorized the adoption of the Company's 1984 Stock Option Plan covering 1,500,000 shares of its Common Stock. The Plan was approved by the shareholders on November 15, 1984.

          On February 12, 1986, the Board of Directors authorized the adoption of the Company's 1986 Stock Option Plan covering
1,500,000 shares of its Common Stock. The Plan was approved by shareholders at the Annual Meeting.

          The Option Plan provides for the granting of two (2) types of options: "Incentive Stock Options" and "Non-Qualified Stock Options". The Incentive Stock Options (but not the Non-Qualified Stock Options) are intended to qualify as "Incentive Stock Options" as defined in Section 422a of the Code. The Plan is not qualified under Section 401(a) of the Code nor is it subject to the provisions of the Employee Retirement Income Security Act of 1974.

          Options may be granted under the Option Plan to employees (including officers and directors who are also employees) and consultants of the Company, provided, however, that Incentive Stock Options may not be granted to any non-employee director or consultant.

          The Option Plan is administered and interpreted by the Board of Directors. Under the Option Plan the Board has the power, subject to the provisions of the Plan to determine the persons to whom and the dates on which the options will be granted, the number of shares to be subject to each option, the time or times during the term of each and the other terms of the options. The Board has the power to delegate administration of the Plan to a Committee of not less than two (2) Board members, each of whom must be disinterested within the meaning of Rule 16b-3 under the Exchange Act and ineligible to participate in the Plan or in any other stock purchase, option or appreciation right plan of the Company or any of its affiliates. Members of the Board receive no compensation for their services in connection with the administration of the Option Plan.

          The maximum term of each option is ten (10) years. No option granted under the Option Plan is transferable by the Optionee other than upon death.

          Under the Option Plan an option will terminate three (3) months after the optionee ceases to be employed by the Company or a parent or subsidiary of the Company unless (i) the termination of employment is due to such person's permanent and total disability, in which case the option may, but need not, provide that it may be exercised at any time within one (1) year of such termination (to the extent the option was vested at the time of such termination); or (ii) the optionee dies while employed by the Company or a parent or subsidiary of the Company or within three (3) months after termination of such employment, in which case the option may, but need not provide that it may be exercised (to the extent the option was vested at the time of the optionee's death) within eighteen (18) months of the optionee's death by the person or persons to whom the rights under such option pass by will or the laws of descent or distribution; or
(iii) the option by its terms specifically provides otherwise.

          The exercise price of all non-qualified stock options granted under the Option Plan must be at least equal to 85% of the fair market value of the underlying stock on the date of grant. The exercise price of all Incentive Stock Options granted under the Plan must be at least equal to the fair market value of the underlying stock on the date of grant. The aggregate fair market value of stock of the Company (determined at the date of the option grant) for which any employee may be granted Incentive Stock Options in any calendar year may not exceed $100,000, plus certain carryover allowances. The exercise price of an Incentive Stock Option granted to any participant who owns stock possessing more than ten (10%) of the voting rights of the Company's outstanding capital stock must be at least 110% of the fair market value on the date of grant and the maximum term may not exceed five (5) years. The Option Plan permits the exercise of options for cash, other property acceptable to the Board or pursuant to a deferred payment arrangement.

          Consequences to the Company: There are no Federal income tax consequences to the Company by reason of the grant or exercise of an Incentive Stock Option. To the extent the optionee recognizes ordinary income by reason of a disposition of stock acquired through exercise of an Incentive Stock Option, the Company will be entitled (subject to the requirement of reasonableness) to a corresponding business expense deduction in the tax year in which the disposition occurs. Otherwise, there are no Federal Income tax consequences to the Company by reason of the disposition of stock acquired through exercise of an Incentive Stock Option.

          As at March 1, 1996, stock options to purchase 1,267,000 shares of the Company's Common Stock were granted by the Board of Directors and are currently outstanding.


Item 13.  Certain Relationships and Related Transactions

          The Company was organized on March 25, 1983, as a Delaware corporation with an authorized capital consisting of 10,000,000 Common shares, par value $.01 per share. Between March 25, 1983 and April 30, 1983, the Company sold and issued 2,700,843 shares of Common stock to a group of private investors. On March 31, 1983, the Company sold and issued 30 units, each unit consisting of 10,000 Common shares and a $10,000 Promissory Note. As a result of that private placement the Company issued an aggregate of 300,000 Common shares.

          On September 22, 1983, the Company sold 2,000,000 units at $1 per unit to the public, each unit consisting of one (1)
Common share and one (1) Common share Purchase Warrant to purchase one-half fractional Common share.

          On June 1, 1984, the Company discontinued its thermo-dilution catheter operation, disposed of its plant and equipment and began to manufacture and distribute cosmetic products. Its first products were shipped in November 1984.

          In December 1984 the Company's name was changed from CATHETER CORPORATION OF AMERICA to CCA INDUSTRIES, INC., and its
Charter was amended to provide for the authorization of 20,000,000 shares of Common stock, par value $.01 per share.

          On November 7, 1988, the Company amended its Certificate of Incorporation to provide for the authorization of 20,000,000 shares of stock, par value $.01 per share, consisting of 15,000,000 shares of common stock and 5,000,000 shares of Class A common stock. The shares are identical in all respects, and each is entitled to one vote per share except that the common stock holders are entitled to elect three members to the Board of Directors, whereas the Class A common stock holders have the right to elect four members to the Board of Directors. The Class A common stock shall be entitled to convert back into common stock at any time. On December 21, 1988, 1,490,030 shares were converted to Class A Common Stock. As of December 31, 1989, no additional shares could be converted.

          The Company has retained the law firm of BERMAN & MURRAY, as its General Counsel. IRA W. BERMAN, a member of the firm is the Chairman of the Board of Directors and Executive Vice President - Secretary, and a principal shareholder of the Company. See "Management," "Principal Shareholders," and "Legal Matters."

          The Company has an outstanding loan of $25,250 from its Vice President in charge of Sales; which was made to aid him in obtaining a first mortgage on his home. This loan is secured by a second mortgage and carries an interest rate of 1% over prime. Interest is payable semi-annually. The Vice President is the son of Mr. David Edell, the President of the Company.

                              PART IV

Item 14.  Exhibits, Financial Statements,
          Schedules and Reports on Form 8-K

          A (1)Financial Statements: Table of Contents, Independent Auditors' Report, Consolidated Balance Sheets as of November 30, 1995 and 1994, Consolidated Statements of Income for the years ended November 30, 1995, 1994 and 1993, Consolidated Statements of Shareholders' Equity, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements. PP. I-1 - I-10.

            (2)Financial Statement Schedules:

                 Schedule I          Marketable Securities, Other
                                     investments
                 Schedule V          Property, Plant and Equipment
                 Schedule VI         Accumulated Depreciation
                 Schedule VIII       Valuation Accounts
                 Schedule IX         Short-Term Borrowings

                 Schedule X          Supplementary Income Statement
                                      Information

            (3) a. Exhibits incorporated by reference to the Registrant's Registration Statement and Prospectus dated September 22, 1983.

                b. Exhibits incorporated by reference to the Registrant's Registration Statement an Prospectus dated May 30, 1986.

                c.  Exhibit 11-Statement re: Per Share Earnings.

          B      No Form 8-K was filed during the last quarter of
1995.

          C      Articles of Incorporation and By-Laws incorporated
by reference to the Company's Registration Statement filed pursuant to Rule 424(b) or (c) under the Securities Act.

          Shareholders may obtain a copy of any Exhibit not contained herein by writing to CCA INDUSTRIES, INC. 200 Murray Hill Parkway, East Rutherford, New Jersey 07073.

PART IV, ITEM 14.A(3)c. (Continued)                                  EXHIBIT 11

                   CCA INDUSTRIES, INC. AND SUBSIDIARIES

                     COMPUTATION OF EARNINGS PER SHARE



		                             Year Ended November 30,

		                            1995          1994            1993
Item 14.A(3)c.

Primary:
 Average shares outstanding               6,794,368       6,777,241       6,688,939
 Net effect of dilutive stock
   options--based on the
   treasury stock method
   using average market
   price                                       *          1,339,248       1,344,521

                   TOTALS                 6,794,368       8,116,489       8,033,460

Net income (Loss)                       ($1,566,568)     $2,815,926      $2,605,818

Per share amount                              ($.23)           $.35            $.32

Fully Diluted:
 Average shares outstanding               6,794,368       6,777,241       6,688,939
 Net effect of dilutive stock
   options--based on the
   treasury stock method
   using higher of ending or
   average market price                        *               *          1,395,255

                   TOTALS                      *               *          8,084,194

Net income (Loss)                       ($1,566,568)     $2,815,926      $2,605,818

Per share amount                         $     *         $     *         $      .32

* Anti-dilutive


                                   -24B-

                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(A) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CCA INDUSTRIES, INC.


                    By:     David Edell
                         DAVID EDELL, President


          Pursuant to the requirements of the Securities Exchange
Act of 1934, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.


     Signature                 Title                     Date


   David Edell              President, Director, Chief
   DAVID EDELL              Executive Officer, and
                            Chief Financial Officer    February   , 1996


   Ira W. Berman            Chairman of the Board of
   IRA W. BERMAN            Directors, Executive Vice
                            President, Secretary       February   , 1996


   Irwin Gedinsky           Director                   February   , 1996
   IRWIN GEDINSKY


   Jack Polak               Director                   February   , 1996
   JACK POLAK


   Sidney Dworkin           Director                   February   , 1996
   SIDNEY DWORKIN

   Dunnan Edell             Director                   February   , 1996
   DUNNAN EDELL

                   CCA INDUSTRIES, INC. AND SUBSIDIARIES


                     CONSOLIDATED FINANCIAL STATEMENTS


                        NOVEMBER 30, 1995 AND 1994

                              C O N T E N T S



INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS . . . . .1

FINANCIAL STATEMENTS:

 CONSOLIDATED BALANCE SHEETS . . . . . . . . . . . . . . . .2-3

 CONSOLIDATED STATEMENTS OF INCOME (LOSS). . . . . . . . . . .4

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY . . . . . . .5

 CONSOLIDATED STATEMENTS OF CASH FLOWS . . . . . . . . . . . .6

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . 7-20

                       INDEPENDENT AUDITORS' REPORT


Board of Directors
CCA Industries, Inc.
East Rutherford, New Jersey

    We have audited the consolidated financial statements and related schedules of CCA Industries, Inc. and Subsidiaries listed in Item 14(a)(1) and (2) of the annual report on Form 10-K of CCA Industries, Inc. and Subsidiaries for the years ended November 30, 1995, 1994 and 1993. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements and related schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain a reasonable assurance about whether the financial statements and related schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCA Industries, Inc. and Subsidiaries as of November 30, 1995 and 1994, and the consolidated results of their operations and cash flows for the years ended November 30,1995, 1994 and 1993, in conformity with generally accepted accounting principles.

     In our opinion, the schedules referred to above present fairly, in all material respects, in relation to the basic consolidated financial statements, the information set forth therein in compliance with the applicable accounting regulation of the Securities and Exchange Commission.




                              SHEFT KAHN & COMPANY LLP
                              CERTIFIED PUBLIC ACCOUNTANTS


February 1, 1996
Jericho, New York

                   CCA INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                A S S E T S
                                                	November 30,
                                        	1995             1994

Current Assets
 Cash and cash equivalents      	$     312,150   $     100,705
Short-term investments and marketable
   securities (Note 6)             	    2,539,037       1,612,819
Accounts receivable, net of allowances of
    $904,953 and $979,796, respectively
   (Note 8)                         	    4,044,420       5,339,028
Inventories (Notes 2, 3 and 8)      	    6,414,097       7,518,526
Prepaid expenses and sundry receivables       329,935         285,367
Duefrom officers - Current                 	1,500          21,231
Prepaid income taxes and refunds due  	      652,710          88,279
Deferred income taxes (Note 9)       	      698,415         529,336
   Total Current Assets            	   14,992,264      15,495,291
Property and Equipment, net of accumulated
  depreciation and amortization
   (Notes 2 and 4)                    	      713,125         683,015

Intangible Assets, net of accumulated
 amortization (Note 5)                        128,538          85,967
Other Assets
 Marketable securities (Note 6)     	    1,701,138       3,615,161
Treasury bonds                         	       87,300          81,108
Due from officers - Non-current                25,250          25,250

Deferred income taxes (Note 9)         	       33,807          17,531

Other                                          62,664          50,570

   Total Other Assets     	            1,910,159       3,789,620
   Total Assets                           $17,744,086     $20,053,893

See Notes to Consolidated Financial Statements.

                   CCA INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND SHAREHOLDERS' EQUITY

        	                                      November 30,
                	                     1995            1994

Current Liabilities
 Notes payable - Current portion (Note 8)        $    298,078 $     288,000
Accounts payable and accrued
   liabilities (Note 11)             		    6,878,425     7,600,113
Income taxes payable (Note 9)                          -              6,354
   Total Current Liabilities         		    7,176,503     7,894,467

Long-Term Debt (net of current portion)
 (Note 8)                             		      111,067       399,067
Commitments and Contingencies
 (Note 13)

Shareholders' Equity
 Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 5,603,871 and 5,496,421
   shares, respectively                		       56,039        54,964
Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
   1,191,230 and 1,293,030 shares,
   respectively                        		       11,912        12,930
Additional paid-in capital          		    4,282,008     4,275,535
Retained earnings                   		    6,101,229     7,667,797
Unrealized gains (losses) on marketable
   securities (Note 6)                  		5,328     ( 250,867)
   Total Shareholders' Equity      		   10,456,516    11,760,359

   Total Liabilities and Shareholders' Equity     $17,744,086   $20,053,893

See Notes to Consolidated Financial Statements.

                   CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                  Year Ended November 30,
		                         1995           1994          1993

Revenues
 Sales of health and beauty
     aid products, net  	    $36,849,803    $47,311,591  $43,973,633

 Other income               		316,928        357,080      367,248

	                             37,166,731     47,668,671   44,340,881

Costs and Expenses
 Cost of sales           	     14,171,030     16,884,542   16,791,552
Selling, general and
     administrative expenses         11,253,593     11,817,462   10,885,266
Advertising, cooperative and
   promotions            	     13,332,216     13,428,116   11,628,793
Research and development    	        496,716        593,556      441,435
Provision for doubtful accounts          87,697        156,649      191,770
Interest expense             		 56,003         76,469       81,661

	                             39,397,255     42,956,794   40,020,477
   Income (Loss) before Provision
     for Income Taxes		  (   2,230,524)     4,711,877    4,320,404

Provision for Income Tax
 (Benefit)          		  (     663,956)     1,895,951    1,714,586

   Net Income (Loss)              ($  1,566,568)   $ 2,815,926 $  2,605,818

Weighted Average Shares
 Outstanding              	      6,794,368      8,116,489    8,033,460
Income Per Common Share
 (Note 2):
      Net Income (Loss)      		 ($ .23)          $.35         $.32

See Notes to Consolidated Financial Statements.

                   CCA INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

        FOR THE PERIODS DECEMBER 1, 1992 THROUGH NOVEMBER 30, 1995


											Unrealized
                                                            Additional                  Gain(Loss) on
                                       Common Stock          Paid-In       Retained     Marketable
                                  Shares          Amount     Capital       Earnings     Securities

Balance - December 1, 1992       6,957,533       $69,575    $4,430,820     $2,246,053     $     -

Issuance of common stock  	   206,000         2,060       107,440         -                -

Repurchase of common stock       ( 423,282)    (   4,233)   (  366,139)        -                -

Net income for the year               -             -             -         2,605,818           -

Balance - November 30, 1993      6,740,251        67,402     4,172,121      4,851,871           -

Issuance of common stock   	    49,200           492       103,414           -              -

Net income for the year   	      -             -             -         2,815,926           -

Unrealized loss on marketable
 securities               	      -             -             -          	 -        (  250,867)

Balance - December 1, 1994       6,789,451        67,894     4,275,535      7,667,797     (  250,867)

Issuance of common stock             5,700            57         6,473           -              -

Net loss for the year                 -             -             -        (1,566,568)          -

Unrealized gain on marketable
 securities                	      -             -             -              -           256,195

Balance - November 30, 1995      6,795,151       $67,951    $4,282,008     $6,101,229     $    5,328


See Notes to Consolidated Financial Statements.

                    CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE YEAR ENDED NOVEMBER 30,

		                                   1995          1994        1993
 Cash Flows from Operating Activities:
 Net income (loss)          			($1,566,568)  $2,815,926   $2,605,818
	Adjustments to reconcile net
     	income (loss) to net cash
     	provided by operating activities:
 Depreciation and amortization  		    332,802      251,245      246,423
 Amortization of bond discount    		      6,576         -            -
 Decrease in advanced royalties 		       -          81,667      174,998
 Decrease in intangible assets   		       -            -          17,770
 (Gain) loss on disposal of assets     			  5    (  26,033)      59,463
 Decrease (increase) in accounts
   	receivable                                1,294,608  ( 2,618,736)  (  679,966)
 Decrease (increase) in inventory                 1,104,429  (   570,003)  (3,408,592)
 Decrease (increase) in prepaid
   	expenses and sundry receivables         (   608,999)      38,959   (   49,657)
 (Increase) in deferred income taxes            (   185,355)  (   92,464)  (  263,435)
 (Decrease) increase in accounts
   	payable and accrued liabilities         (   721,688)  (  323,474)   3,413,378
 Increase (decrease) in income
   	taxes payable                           (     6,354)  (  295,601)     126,117
 Decrease (increase) in security
   	deposits                                (    12,094)       6,211   (   11,126)

     	Net Cash (Used in) Provided by
     	Operating Activities                    (   362,638)  (  732,303)   2,231,191

Cash Flows from Investing Activities:
 Acquisition of property and
  	 equipment                              (   355,719)  (  440,962)  (  352,530)
 Proceeds from sale of property 		       -          42,150         -
 Payment for intangible assets                  (    49,764)  (   51,045)        -
 Purchase of marketable securities              (   116,475)  (1,929,337)  (  838,222)
 Proceeds from sale of marketable
   securities                 			  1,353,894    1,604,196         -
 Proceeds of money due from officers          	     19,731         -            -
 Increase in other assets            		(     6,192)        -            -

   Net Cash Provided (Used In)
     Investing Activities       		    845,475   (  774,998)  (1,190,752)
Cash Flows from Financing Activities:
 Proceeds from borrowings 			    688,320      700,000    1,195,295
 Payment on debt          			(   966,242)  (  994,715)  (1,458,806)
 Proceeds from stock issuance        		      6,530      103,906      109,500
 Purchase of common stock                              -            -      (  370,372)

   Net Cash (Used In)
  	Financing Activities                    (   271,392)  (  190,809)  (  524,383)

Net Increase (Decrease) In Cash                     211,445   (1,698,110)     516,056

Cash at Beginning of Year       		    100,705    1,798,815    1,282,759

Cash at End of Year         			$   312,150  $   100,705   $1,798,815

Supplemental Disclosures of Cash
   Flow Information:
   Cash paid during the year for:
     Interest              			$    72,021  $    76,912  $    83,196
     Income taxes                  		    102,625    2,219,481    1,941,275

See Notes to Consolidated Financial Statements.

                   CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

 The Company was incorporated in Delaware on March 25, 1983.

 The Company manufactures and distributes health and beauty aid products.

 The Company has several subsidiaries (CCA Cosmetics, Inc., CCA Labs,
 Inc., CCA Industries (International) Ltd., CCA Industries (UK) Limited and Berdell, Inc.), all of which are currently inactive.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation:

 The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company ac-counts and transactions have been eliminated. The consolidated financial statements include the use of estimates, which management believes are reasonable.

 Short-Term Investments and Marketable Securities:

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

 Product returns are recorded in inventory when they are received at the lower of their original cost or market, as appropriate. Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined.
                                     -7-

                   CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Property and Equipment and Depreciation and Amortization

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

 Financial Instruments:

 The carrying value of assets and liabilities considered financial instruments under SFAS Note #107 approximate their respective fair value.

 Tax Credits:

 Tax credits, when present, are accounted for using the flow-through method as a reduction of income taxes in the years utilized.

 Income Per Common Share:

 Income per common share has been computed using the weighted average number of shares of common stock outstanding during the periods based on the treasury stock method using average market price.

 Fully diluted earnings per share are not presented because they are either anti-dilutive or result in dilution of less than 3%.

                   CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 - INVENTORIES

 At November 30, 1995 and 1994, inventories consist of the following:

       			 1995               1994

   Raw materials        $3,875,751  $3,903,028
   Finished goods        2,538,346   3,615,498

   			$6,414,097  $7,518,526

NOTE 4 - PROPERTY AND EQUIPMENT

 At November 30, 1995 and 1994, property and equipment consisted of the following:

		                           1995        1994

Machinery and equipment         $    225,312   $   154,812
Furniture and equipment              264,589       228,377
Transportation equipment               1,917         1,917
Tools, dies, and masters           1,137,327       888,320
Leasehold improvements               108,474       108,474
				   1,737,619     1,381,900
Less: Accumulated depreciation
         and amortization          1,024,494       698,885

Property and Equipment - Net     $   713,125    $  683,015

Depreciation and amortization expense for the years ended November 30, 1995, 1994 and 1993 amounted to $325,609, $247,018 and $243,164, respectively.

                   CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INTANGIBLE ASSETS

   Intangible assets consist of the following at November 30, 1995 and 1994:
		                               1995       1994

   Patents and trademarks                    $154,484  $104,720
   Less: Accumulated amortization              25,946    18,753

   Intangible Assets - Net                   $128,538 $  85,967

   Amortization expense for the years ended November 30, 1995, 1994 and 1993 amounted to $7,193, $4,227 and $3,259, respectively.

NOTE 6 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

   Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. In accordance with SFAS No. 115, the Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at November 30, 1995 and 1994 were as follows:

                  		1995                 1994
   Current:               COST        MARKET    COST       MARKET

   Corporate obligations $  701,026 $   704,373 $1,153,281 $1,141,517
   Government obligations
     (including mortgage
       backed securities) 1,633,616   1,631,664    339,702    294,302
   Preferred stock          200,000     203,000    200,000    177,000

       Total              2,534,642   2,539,037  1,692,983  1,612,819
   Non-Current:

   Corporate obligations    846,340     843,026  1,749,549  1,666,471
  Government obligations    941,165     945,412  2,036,315  1,948,690

       Total             1,787,505    1,788,438  3,785,864  3,615,161

        Total           $4,322,147   $4,327,475 $5,478,847 $5,227,980

                    CCA INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
                                   (Continued)

   During the year ended November 30, 1995 available-for-sale securities were liquidated and proceeds amounting to $1,353,894 were received, with resultant realized losses totalling $5. Cost of available-for-sale securities includes unamortized premium or discount.

NOTE 7 - PREPAID ROYALTY EXPENSE (DEFERRED)

   On March 3, 1986, the Company entered into a License Agreement (the "Agreement") with Alleghany Pharmacal Corporation ("Alleghany") under the terms of which the Company was granted the exclusive right to use the licensed products and trademarks for the manufacture and distribution of the products subject to the license. Under the terms of the Agreement, on July 5, 1986, the Company paid to Alleghany a non-refundable advance payment of $1,015,000. The license runs for an indeterminate period. An additional $525,000 non-refundable advance payment was paid to Alleghany on July 5, 1987.

   From the period March 3, 1986 to June 3, 1986, the Company was required to pay a 7% royalty on all net sales. Thereafter, it is required to pay a 6% royalty on net sales but no less than $360,000 per annum to maintain its license. After the sum of $9,000,000 in royalties has been paid to Alleghany, the royalty is reduced to 1% of net sales. As of November 30, 1995, $4,434,510 of royalties have been paid or accrued and only $4,565,490 still remains until the $9,000,000 level is reached.

   As of November 30, 1995, all of the advance payments have been charged against income.

NOTE 8 - LONG-TERM DEBT

   Long-term debt consisted of the following at November 30, 1995 and 1994:
   					1995         1994

   Note payable - Bank (A)            $399,067      $687,067
   Notes payable - AFCO (B)             10,078          -
   			               409,145       687,067
   Less:  Current portion              298,078       288,000

                                      $111,067      $399,067

                    CCA INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - LONG-TERM DEBT (Continued)

   (A) Note payable - Bank represents the balance of a $1,119,067 loan due in monthly installments of $24,000 plus interest to February 1996.
        Interest is calculated on the outstanding balance at prime plus 1%.
        In connection with this loan, the bank has been given a secured interest in all of the accounts receivable and inventory of the Company and its subsidiaries. At November 30, 1995, the bank's prime rate was 8.75%.

   (B) Notes payable - AFCO represent a 9-month financing arrangement of the Company's insurance premiums at 8.065% during 1995.

   The Company's long-term debt is due to mature as follows:

    Year Ending
    November 30,

     1996                                 $298,078
     1997                                  111,067
     1998                                     -
     1999                                     -
     2000                                     -
					  $409,145

   The Company has an available line of credit of $3,000,000. Interest is calculated on the outstanding balance at prime minus 1% or Libor plus 150 basis points. As of November 30, 1995, the Company was not utilizing any of its available line.

NOTE 9 -   INCOME TAXES

   The Company and its subsidiaries file a consolidated federal income tax return. No returns have been examined by the Internal Revenue Service.

                   CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -   INCOME TAXES (Continued)

   The Company has temporary differences arising from the following:

                                    		   Classified As
                        	     Deferred    Short-      Long-
      Type                  Amount     Tax       Term        Term
                                                 Asset (Liability)

 Depreciation          $    129,422 $   52,011 $    -      $52,011
 Reserve for bad debts      157,204     63,176    63,176      -
 Reserve for returns        747,748    300,501   300,501      -
 Reserve for obsolete
   inventory              1,147,627    461,203   461,203      -
 Section 263A costs         251,955    101,254   101,254      -
   New Jersey net
   operating loss
      carryforward        1,582,395    148,350   148,350      -
			 $4,016,351  1,126,495 1,074,484    52,011
 Tax asset valuation
   allowance                       (   394,273)( 376,069) ( 18,204)
 Net deferred income
    tax                            $   732,222 $ 698,415   $33,807

 The tax asset valuation allowance increased by $211,984 during the year ended November 30, 1995.


 Income tax expense (benefit) is made up of the following components:

                                           November 30, 1995
                                                  State &
                               Federal          Local          Total

   Current tax (benefit)
     expense                ($482,202)      $  10,781      ($471,421)
   Tax credits              (   7,180)           -         (   7,180)
   Deferred tax (benefit)   (  68,364)     (  116,991)     ( 185,355)

                            ($557,746)      ($106,210)     ($663,956)

 The current tax benefit for the year ended 1995 includes a net operating loss carryback which is reflected in income tax refunds on the balance sheet.

                   CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES (Continued)

                                    November 30, 1994
                                           State &
                             Federal        Local         Total

 Current tax expense       $1,514,097     $495,485    $2,009,582
 Tax credits            (      21,162)        -      (    21,162)
 Deferred tax benefit   (      70,905)  (   21,564)  (    92,469)

			   $1,422,030     $473,921    $1,895,951



                                     November 30, 1993
                                            State &
                             Federal         Local         Total

 Current tax expense      $ 1,551,853     $440,355    $1,992,208
 Tax credits             (     12,266)        -      (    12,266)
 Deferred tax benefit    (    203,475)  (   61,881)  (   265,356)

                            $1,336,112    $378,474    $1,714,586

 Income taxes payable are made up of the following components:

                                            State &
                             Federal         Local         Total

  November 30, 1995        $    -           $  -         $   -

  November 30, 1994        $    -           $ 6,354      $  6,354

  November 30, 1993        $ 153,761        $67,421      $221,182

                   CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES (Continued)

   A reconciliation of income tax expense computed at the statutory rate to income tax expense at the effective rate for each of the three years ended November 30, 1995 is as follows:

 		                              1995                     1994                    1993
						   Percent                  Percent                  Percent
                                                   of Pretax                of Pretax                of Pretax
                                       Amount      Income        Amount     Income       Amount      Income

Income tax (benefit) expense at
     statutory rate               ($758,379)     ( 34.00%)      $1,602,038   34.00%      $1,468,937    34.00%
Increases (decreases) in taxes
resulting from:
State income taxes, net of federal
        income tax benefit        ( 106,377)      ( 4.77 )         292,988    6.22          267,608     6.19
Non-deductible expenses and
    other adjustments               207,980         9.32            22,087     .47       (    9,693)  (  .22  )
Utilization of tax credits        (   7,180)     (   .32 )       (  21,162)   (.45)      (   12,266)  (  .28  )
Income tax expense at
      effective rate              ($663,956)     ( 29.77%)      $1,895,951   40.24%      $1,714,586    39.69%

                    CCA INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 -  STOCK OPTIONS

   On November 15, 1984, the Company authorized the granting of incentive stock options as well as non-qualified options. The following summarizes the stock options outstanding under this plan as of November 30, 1995.

                                  Number       Per Share
                                    Of           Option
   Date Granted                  Shares         Price    Expiration

   January 1985                  98,600   $  .40           1997
   December 1987                569,500      .50           1997
   January 1988                 370,000      .55           1997
   March 1989                   200,000      .75           1999
   January 1990                 200,000      .63           1999
   December 1991                 27,500      .50           1996
   June 1995                     50,000     4.50           2000
   1,515,600

   The following summarizes the activity of shares under option for the two years ended November 30, 1995:

                                  Number        Per Share
                                    Of            Option
                                 Shares            Price               Value

   Balance - December 1,
     1993                      1,520,500     $  .40 - $6.00        $  938,125

     Exercised              (     49,200)    $  .40 - $6.00      (    103,905)
     Expired                (      5,000)             $3.50      (     17,500)
   Balance - November 30,
      1994                     1,466,300     $  .40 - $ .75           816,720

     Granted                      55,000      $1.25-  $4.50           231,250
     Exercised              (      5,700)     $ .40 - $ .75      (      6,530)
   Balance - November 30,
      1995                     1,515,600      $ .40 - $4.50        $1,014,440

                    CCA INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -  ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                              November 30,
                                      1995                   1994
                                             (In Thousands)

   Media advertising                 $1,812                 $1,460
   Coop advertising                     519                    547
   Accrued returns                      435                    443
   Payroll and bonuses                   *                     547

                                     $2,766                 $2,997

All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

   * Under 5%

NOTE 12 -  OTHER INCOME

   Other income was comprised of the following:

                                          November 30,
                               1995         1994         1993

   Interest income            $271,505     $311,684     $297,432
   Dividend income              16,164       16,357       15,972
   Realized gain (loss) on
      disposal of assets     (       5)      26,033       30,184
   Royalty income               11,648         -            -
   Miscellaneous                17,616        3,006       23,660

                              $316,928     $357,080     $367,248


NOTE 13 -  COMMITMENTS AND CONTINGENCIES


On April 1, 1995, the Company renewed their lease for approximately 55,000 square feet of office and warehouse space at an annual rental of $259,284. This lease on the Company's premises expires March 31, 2001. On
September 22, 1995 the Company leased an additional 30,000 square feet of warehouse space in Paterson, NJ on a net lease basis at a rental of $6,875 per month. The lease expires on September 30, 1997.

                    CCA INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

The Company has entered into various operating leases with expiration dates ranging through February 1998.

Rent expense for the years ended November 30, 1995, 1994 and 1993 was $414,907, $381,805 and $343,722, respectively.

Future commitments under noncancelable operating lease agreements for each of the next five (5) years and in the aggregate are as follows:

   Year Ending
   November 30,

       1996                $    407,206
       1997                     362,899
       1998                     262,575
       1999                     259,284
       2000                     259,284
       2001 and thereafter       86,428

          Total              $1,637,676

On March 3, 1986, the Company entered into a License Agreement with Alleghany Pharmacal Corporation (See Note 7).

The Company has entered into various other License Agreements, none of which materially affect the Company's sales, financial results, financial condition, or should materially affect its future results of operations.
There are various matters in litigation that arose out of the normal operations of the Company which, in the opinion of management, will not have a material adverse effect on the financial condition of the Company.

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company has an outstanding loan of $25,250 from its Vice President in charge of Sales; which was made to aid him in obtaining a first mortgage on his home. This loan is secured by a second mortgage and carries an interest rate at 1% over prime. Interest is payable semi-annually. The Vice President is the son of Mr. David Edell, the President of the Company.

The Company has retained the law firm of Berman & Murray as its general counsel. Ira W. Berman, a member of the firm, is the Secretary, Chairman of the Board and a principal shareholder of the Company.

                    CCA INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 -  MAJOR CUSTOMERS AND FOREIGN SALES

During the years ended November 30, 1995, 1994 and 1993, certain customers each accounted for more than 5% of the Company's total sales, as follows:

   Customer                        1995        1994         1993
       A                            22%         18%          18%
       B                             7           9            9
       C                             7           9            9
       D                             5           *            *

* Under 5%

Foreign sales have been under 5% in total for each of the last three years.


NOTE 16 - COMMON STOCK TRANSACTIONS

On December 31, 1992, the Company repurchased for redemption 423,282 shares of its common stock for $370,371.75 ($.875 per share). These shares represented new certificates which had been issued to Morton Erenstein, a Director of the Company, who since then has been removed from its Board; after he gave the Board his affidavit, on August 31, 1988, swearing that he had lost his stock certificate with regard to 300,077 shares. Upon his issuing a personal indemnification to the Company, the Company authorized the issuance of a new certificate for such shares. Subsequently, in November 1992, the National Westminster Bank advised the Company that it had foreclosed a loan to Mr. Erenstein secured by this new certificate for 300,077 shares and one for 123,205 additional shares of the Company's common stock, and wished to have them repurchased.

Concurrently, on October 11, 1991, the Company received a letter from counsel for the Federal Deposit Insurance Corporation ("F.D.I.C.") demanding delivery of the subject shares, upon representations that Mr. Erenstein had pledged the subject certificate as security for a loan from First Commercial Bank of Florida, that he had defaulted to repay the loan, and that the F.D.I.C. now owned the interests. The F.D.I.C. advised, however, that it could not locate the pledged certificate, and the Company advised F.D.I.C. counsel that it had issued a new certificate to Mr. Erenstein.

                    CCA INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - COMMON STOCK TRANSACTIONS

In December 1992, the Company was notified by counsel for the F.D.I.C. that it found the original Erenstein certificate which the Company had been advised had been lost. In fiscal 1993, the Company issued a certificate for 51,000 shares to the F.D.I.C. as full satisfaction of the F.D.I.C. claim.

NOTE 17 - SUBSEQUENT EVENTS

On January 10, 1996 David Edell and Ira W. Berman exercised their stock options and purchased 100,000 shares of the Company's common stock respectively at $.50 per share. Messrs. Polak and Dworkin, Directors of the Company each exercised their options and purchased 25,000 and 50,000 shares of common stock respectively at $.50 per share. Dunnan Edell, Vice President and Director exercised his options and purchased 48,600 shares of common stock at $.40 per share and Drew Edell, Vice President exercised his options and purchased 25,000 shares of common stock at $.40 per share. All of the options except for Mr. Polaks were purchased for 50% cash and the balance with a full recourse Promissory Note payable on November 30, 1996. Other than Mr. Polak's, the Notes are collateralized with the stock certificates. Mr. Polak paid for his shares in full.

In December 1995, the Company issued options to purchase 100,000 shares at $1.50 per share in conjunction with an employment agreement with their new Senior Executive Vice President - Sales.

SCHEDULE I

                     CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   MARKETABLE SECURITIES - OTHER INVESTMENTS


             SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
   COL. A                                               COL. B          COL. C             COL.D           COL.E
                                                                                                      Amount at Which
                                                                                                      Each Portfolio
                                                       Number of                         Market       Of Equity Security
                                                     Units-Principal                     Value of     Issues and Each
                                                       Amount of                         Each Issue   Other Security
 Name of Issuer and            Maturity   Interest    Bonds and          Cost of         at Balance   Issue Carried in
 Title of Each Issue             Date       Rate       Notes            Each Issue       Sheet Date   Balance Sheet

 CORPORATE OBLIGATIONS:
 AT&T                     	6/01/98    4.750%      $  100,000        $   99,006      $   97,938       $   97,938
 AT&T                     	2/15/96    4.500          100,000     	    100,017          99,688           99,688
 AT&T                     	2/15/96    4.500          300,000           300,113         299,064          299,064
 Bank America             	7/15/97    6.000          200,000           200,000         200,824          200,824
 Bankers Trust            	7/01/96    4.700          100,000           100,146          99,303           99,303
 Con Edison                     12/15/96   5.900          100,000            99,875          99,973           99,973
 Dayton P & L             	5/01/97    5.625          100,000            98,265          99,785           99,785
 General Motors Acceptance
   Corp.                 	10/01/96   8.000          200,000           200,500         203,440          203,440



SCHEDULE I (Continued)



                     CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   MARKETABLE SECURITIES - OTHER INVESTMENTS



               SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)
   COL. A                                               COL. B          COL. C             COL.D           COL.E
                                                                                                      Amount at Which
                                                                                                      Each Portfolio
                                                       Number of                         Market       Of Equity Security
                                                     Units-Principal                     Value of     Issues and Each
                                                       Amount of                         Each Issue   Other Security
 Name of Issuer and            Maturity   Interest    Bonds and          Cost of         at Balance   Issue Carried in
 Title of Each Issue             Date       Rate       Notes            Each Issue       Sheet Date   Balance Sheet

 CORPORATE OBLIGATIONS: (continued)

 Merrill Lynch            	6/24/96    4.750%        $100,000        $   100,100      $    99,470  $    99,470
 Merrill Lynch            	6/24/96    4.750          100,000            100,100           99,470       99,470
 Tennessee Valley         	3/04/98    5.125          100,000            100,000           98,594       98,594
 Union Electric   		3/01/97    5.500           50,000             49,244           49,850       49,850

                                                                          $1,547,366      $ 1,547,399  $ 1,547,399







SCHEDULE I (Continued)



                     CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   MARKETABLE SECURITIES - OTHER INVESTMENTS

   COL. A                                               COL. B          COL. C             COL.D           COL.E
                                                                                                      Amount at Which
                                                                                                      Each Portfolio
                                                       Number of                         Market       Of Equity Security
                                                     Units-Principal                     Value of     Issues and Each
                                                       Amount of                         Each Issue   Other Security
 Name of Issuer and            Maturity   Interest    Bonds and          Cost of         at Balance   Issue Carried in
 Title of Each Issue             Date       Rate       Notes            Each Issue       Sheet Date   Balance Sheet

 GOVERNMENT OBLIGATIONS:

 US Treasury Note         	10/31/98   4.750%      $  100,000        $    99,684      $    98,125  $     98,125
 US Treasury Note         	10/31/98   4.750          200,000            199,992          196,250       196,250
 US Treasury Note          	5/15/96    4.250          100,000             99,939           99,438        99,438
 US Treasury Note          	5/15/96    4.250          100,000            100,002           99,438        99,438
 US Treasury Note         	11/15/96   4.375          100,000             99,969           99,031        99,031
 US Treasury Note         	10/15/98   7.125          250,000            253,057          261,173       261,173
 US Treasury Note          	5/15/96    4.250          100,000             99,909           99,438        99,438
 US Treasury Note          	1/31/97    6.250          100,000             99,500          100,938       100,938
 US Treasury Note         	12/31/96   6.125          200,000            197,423          201,626       201,626
 US Treasury Note         	11/15/96   4.375          200,000            197,852          198,062       198,062
 US Treasury Note         	11/15/96   4.375          200,000            196,133          198,062       198,062
 US Treasury Note         	11/15/96   4.375          100,000             98,003           99,031        99,031
 US Treasury Note         	11/15/96   4.375          100,000             97,855           99,031        99,031
 US Treasury Bill               7/25/96    5.330           45,000             42,552           43,465        43,465



SCHEDULE I (Continued)


                     CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   MARKETABLE SECURITIES - OTHER INVESTMENTS


   SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
   (CONTINUED)

   COL. A                                               COL. B          COL. C             COL.D           COL.E
                                                                                                      Amount at Which
                                                                                                      Each Portfolio
                                                       Number of                         Market       Of Equity Security
                                                     Units-Principal                     Value of     Issues and Each
                                                       Amount of                         Each Issue   Other Security
 Name of Issuer and            Maturity   Interest    Bonds and          Cost of         at Balance   Issue Carried in
 Title of Each Issue             Date       Rate       Notes            Each Issue       Sheet Date   Balance Sheet

 GOVERNMENT OBLIGATIONS: (Continued)

 US Treasury Note          	8/15/96    4.375%      $    200,000      $   195,936      $   198,500  $   198,500
 FHLMC 1628-N           	12/25/2013 6.500             50,000           48,024           46,958       46,958
 EE Bonds                 	     -     7.050             90,000           87,300           87,300       87,300
 FNMA 93-6-26-B          	8/25/2023  7.000             10,000            8,897            8,785        8,785
 FNMA 93-224-D          	11/25/2023 6.500            104,000          101,873           96,362       96,362
 FNMA 92-2-N             	1/28/2024  6.500             52,000           47,424           46,482       46,482
 FHJMC 1702-U            	3/15/2024  7.00               4,000            3,507            3,519        3,519
 FNMA                    	11/10/98   5.050            200,000          199,950          196,062      196,062

                                                                           2,574,781        2,577,076    2,577,076
 EQUITY SECURITIES:
                                     			Number of
                                                	Shares
 Preferred Stock:
   Bank America Corp.                                         8,000          200,000          203,000      203,000

                                                         $4,322,147       $4,327,475                    $4,327,475

SCHEDULE V


		CCA INDUSTRIES, INC. AND SUBSIDIARIES

                        PROPERTY, PLANT AND EQUIPMENT

                 YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993


                COL. A          COL. B              COL. C                 COL. D         COL. E        COL. F

                              Balance at                                                                 Balance
                              Beginning           Additions               Retirements      Other         At End
        Classification         Of Year        At Cost       Other           Or Sales      Deductions     Of Year

Year Ended November 30, 1995:
  Machinery and equipment     $  154,812   $   70,500     $     -        $       -        $     -          $   225,312
  Furniture and equipment        228,377       36,212           -                -              -              264,589
  Transportation equipment         1,917         -              -                -              -                1,917
  Tools, dies, and masters       888,320      249,007           -                -              -            1,137,327
  Leasehold improvements         108,474         -              -                -              -              108,474

    Total                     $1,381,900     $355,719     $     -        $       -        $     -           $1,737,619

Year Ended November 30, 1994:
  Machinery and equipment     $  218,100     $   -        $     -        $     63,288     $     -          $   154,812
  Furniture and equipment        197,294       31,083           -                -              -              228,377
  Transportation equipment       170,071         -              -             168,154           -                1,917
  Tools, dies, and masters       483,941      404,379           -                -              -              888,320
  Leasehold improvements         102,974        5,500           -                -              -              108,474

    Total                     $1,172,380     $440,962     $     -        $    231,442     $     -           $1,381,900

Year Ended November 30, 1993:
  Machinery and equipment     $  244,509     $ 82,455     $     -        $    108,864     $     -           $  218,100
  Furniture and equipment        377,235       69,188           -             249,129           -              197,294
  Transportation equipment       170,071         -              -                -              -              170,071
  Tools, dies, and masters       511,244      148,876           -             176,179           -              483,941
  Leasehold improvements          50,963       52,011           -                -              -              102,974

    Total                     $1,354,022     $352,530     $     -         $   534,172     $     -           $1,172,380


SCHEDULE VI

CCA INDUSTRIES, INC. AND SUBSIDIARIES

ACCUMULATED DEPRECIATION AND AMORTIZATION OF

PROPERTY, PLANT AND EQUIPMENT

YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993

           COL. A                  COL. B                 COL. C                COL. D           COL. E             COL. F
                                                Charged
                                   Balance at   To Costs                                                           Balance
                                   Beginning      And                         Retirements        Other             At End
      Classification               Of Year      Expenses           Other       Or Sales          Deductions        Of Year
Year Ended November 30, 1995:
  Machinery and equipment         $   102,815   $   31,525    $      -        $      -           $      -        $    134,340
  Furniture and equipment              87,616       47,955           -               -                  -             135,571
  Transportation equipment                958          274           -               -                  -               1,232
  Tools, dies, and masters            450,667      235,149           -               -                  -             685,816
  Leasehold improvements               56,829       10,706           -               -                  -              67,535

    Total                         $   698,885   $  325,609    $      -        $      -          $       -          $1,024,494


Year Ended November 30, 1994:
  Machinery and equipment         $    84,669   $  37,132     $     -        $    18,986        $       -          $  102,815
  Furniture and equipment              46,389      41,227           -               -                   -              87,616
  Transportation equipment            126,689         273           -            126,004                -                 958
  Tools, dies, and masters            293,866     156,801           -               -                   -             450,667
  Leasehold improvements               45,244      11,585           -               -                   -              56,829

    Total                         $   596,857    $247,018     $     -        $   144,990        $       -            $698,885

Year Ended November 30, 1993:
  Machinery and equipment         $   145,597    $ 40,525     $     -        $   101,453        $       -            $ 84,669
  Furniture and equipment             229,496      50,949           -            234,056                -              46,389
  Transportation equipment            102,393      24,296           -               -                   -             126,689
  Tools, dies, and masters            327,680     116,506           -            150,320                -             293,866
  Leasehold improvements               34,356      10,888           -                 -                 -              45,244

    Total                            $839,522    $243,164   $       -        $   485,829        $       -            $596,857



                          SCHEDULE VIII

                    CCA INDUSTRIES, INC. AND SUBSIDIARIES

                              VALUATION ACCOUNTS

                 YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993


   COL. A                                COL. B      COL. C     COL. D    COL. E


                                                    Additions
                                        Balance at  Charged To            Balance
                                        Beginning   Costs and             At End
 Description                              Of Year   Expenses   Deductions Of Year

Year ended November 30, 1995:
 Allowance for doubtful accounts        $208,863     $139,355    $191,014   $157,204

 Reserve for returns                    $770,933   $2,841,439  $2,864,623   $747,749


Year ended November 30, 1994:
 Allowance for doubtful accounts        $102,388     $156,649     $50,174   $208,863

 Reserve for returns                    $779,273   $3,056,002  $3,064,342   $770,933


Year ended November 30, 1993:
 Allowance for doubtful accounts         $39,620     $191,770    $129,002   $102,388

 Reserve for returns                    $482,862   $3,163,188  $2,866,787   $779,273










                     CCA INDUSTRIES, INC. AND SUBSIDIARIES          SCHEDULE IX

                             SHORT-TERM BORROWINGS

                  YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993
          COL. A      		COL. B    COL. C    COL. D       COL. E           COL. F

                                                                                  Weighted
                                                    Maximum      Average          Average
                                          Weighted   Amount       Amount          Interest
                               Balance at  Average  Outstanding Outstanding       Rate
Category of Aggregate              End    Interest  During the    During          During
Short-term Borrowings          Of Year      Rate      Period    the Year (3)      Year (4)

YEAR ENDED:

NOVEMBER 30, 1995:
  Notes payable to
    bank (1)                       -         8.75   $ 400,000   $      58,333        8.75
  Notes payable - AFCO
    (2)                          10,078      8.07      88,320          36,289        8.07

NOVEMBER 30, 1994:
  Notes payable to
    bank (1)                  $    -         6.72    $700,000        $170,833        7.73
  Notes payable - AFCO
    (2)                            -         6.59       6,715             560        6.59

NOVEMBER 30, 1993:
  Notes payable to
    bank (1)                  $    -          -      $   -           $   -            -
  Notes payable  - AFCO
    (2)                           6,715      6.59      52,419          24,298        6.59


(1) Notes payable to bank represent borrowings under a revolving line of credit borrowing arrangement which expires on April 30, 1996.

(2) Notes payable - AFCO matures nine months from date of issue.

(3) The average amount outstanding during the year was computed by dividing the total of month-end outstanding principal balances by the number of months in the year.

(4) The weighted average interest rate during the year was computed by dividing the annualized interest expense for the period with balances, by the average short-termdebt outstanding.

SCHEDULE X
                    CCA INDUSTRIES, INC. AND SUBSIDIARIES

                  SUPPLEMENTARY INCOME STATEMENT INFORMATION

                 YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993

       Column A                                               Column B

       Charged to                                             Costs and
           Item                                                Expenses

Year ended November 30, 1995:

 1.  Maintenance and repairs                                     (1)

 2.  Depreciation and amortization of intangible
       assets, preoperating costs and similar
       deferrals                                                 (1)

 3.  Taxes, other than payroll and income taxes                  (1)

 4.  Royalties                                              $663,949

 5.  Advertising                                         $13,332,216

Year ended November 30, 1994:

 1.  Maintenance and repairs                                     (1)

 2.  Depreciation and amortization of intangible
       assets, preoperating costs and similar
       deferrals                                                 (1)

 3.  Taxes, other than payroll and income taxes                  (1)

 4.  Royalties                                              $807,069

 5.  Advertising                                         $13,428,116

Year ended November 30, 1993:

 1. Maintenance and repairs                                      (1)

 2. Depreciation and amortization of intangible
    assets, preoperating costs and similar
    deferrals                                                    (1)

 3. Taxes, other than payroll and income taxes                   (1)

 4. Royalties                                               $500,153

 5. Advertising                                          $11,628,793


(1) These amounts are not presented, as such amounts are less than 1% of total sales and revenues.