Form 10-K/A
period 1995-10-30
CCA INDUSTRIES INC
filed 1996-03-29
CIK 721447

CA710KA6

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-K A

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the Fiscal Year Ended                       Commission File Number
   November 30, 1995                                 2-85538-B

                             CCA INDUSTRIES, INC.
                             -------------------
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

             DELAWARE                            04-2795439
             --------                            ----------
  (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)            Identification No.)

           200 Murray Hill Parkway, East Rutherford, New Jersey 07073
           ---------------------------------------------------------
         (Address of principal executive offices, including zip code)

                                (201) 330 1400
                                --------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


       Securities registered pursuant to Section 12(b) of the Act: NONE
       -----------------------------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:
          ----------------------------------------------------------

                     Common Stock par value $.01 per share
                     -------------------------------------
                               (Title of Class)

                 Class A Common Stock par value $.01 per share
                 ---------------------------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) as filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.  Yes  X.      No ______.
                                      ------

Item 11.  EXECUTIVE COMPENSATION

The following table summarizes compensation earned in 1995, 1994 and 1993 by the Chief Executive Officer and all other executive officers (the "named officers") who were paid as much as $100,000 in 1995.


                             Annual Compensation                            Long-Term Compensation
                             -------------------                            ----------------------
                                                                              Number
                                                                                of          Other
                                                                              Shares        Long-
                                                                All            Covered       Term
                                                                Other           by           Com-
Name and                                                        Annual         Stock         pen-
Principal                                                       Compen-       Options         sa-
Position             Year       Salary        Bonus             sation(1)     Granted(2)     tion
--------             ----       ------        -----             ---------     ----------    -------
David Edell,            1995    $318,000        $63,600         $18,456         --              0
President and           1994     300,000        185,990          13,571         --              0
Chief Executive         1993     250,000        100,000          12,990         --              0
Officer

Ira W. Berman,          1995     318,000(3)      63,600          17,096         --              0
Secretary               1994     300,000(3)     185,990          11,609         --              0
and Executive           1993     250,000(3)     100,000          12,550         --              0
Vice President

Dunnan Edell,           1995     175,000          3,365          13,440         --              0
Executive               1994     175,000         50,000           9,498         25,000          0
Vice President          1993     141,000         85,000           4,400         --              0
- Sales

Drew Edell,             1995      98,000          1,885           2,925         --              0
Vice President-         1994      98,000         30,000           1,973         25,000          0
Maunfacturing           1993     100,000         25,000           1,600         --              0

--------------------

(1) Includes the personal-use value of Company-leased automobiles, and the value of Company-provided health insurance that is made available to all employees, plus directors fees.

(2) In 1984, the Company's Board of Directors authorized, and the shareholders approved, the adoption of a stock option plan covering 1,500,000 shares of Common Stock. In 1986, an additional 1,500,000 'stock option shares' were so authorized and approved. In 1994 the Board of Directors authorized, and the shareholders approved the company's 1994 Stock Option Plan covering 1,000,000 shares of the Company's Common Stock.

(3) Includes $99,396 paid to Mr. Berman's New York City law firm for legal services.

   ii.  1995 Option Grants, Fiscal Year Option Exercises,
        Year-End Option Valuation, Option Repricing

                           Fiscal 1995 Option Grants
                           -------------------------

  No options were granted or issued to named officers in the fiscal year ended November 30, 1995. The next table identifies 1995 fiscal-year option exercises by named officers,and reports a valuation of their options.

                    Fiscal 1994 Aggregated Option Exercises
                      and November 30, 1995 Option Values
                      -----------------------------------


                                                         Number of               Value of
                          Number of                   Shares Covered            Unexercised
                           Shares                     by Unexecrised            In-the-Money
                          Acquired         Value        Options at               Options at
                        on Exercise       Relaized     Nov. 30, 1995           Nov. 30, 1995(1)
                        ------------      --------    ---------------          -----------------
David Edell                  --           $  --         597,500                  $  513,406
Ira W. Berman                --              --         592,000                     508,250
Dunnan Edell                700            1,533         73,600                      50,433
Drew Edell                   --              --          75,000                      51,875
-----------------


(1) Represents the difference between market price and the respective exercise prices of options at November 30, 1995.

                               Repriced Options
                               ----------------




  The following table identifies the stock options held by the named officers and all other officers and directors, the exercise prices of which have been reduced during the past 10 years.


                              Original
                Number of      Grant   Original         Date            New
                 Shares         Date    Price         Repriced         Price
                ---------     -------- --------       --------         ------

David Edell     100,000         1/90    $1.50           3/91            .625
Ira W. Berman   100,000         1/90     1.50           3/91            .625
David Edell     100,000         3/90      .75           3/91            .625
Ira W. Berman   100,000         3/90      .75           3/91            .625
Sidney Dworkin  100,000         12/85    1.87           1/88(1)         .54625
David Edell     200,000(2)(3)   2/86     1.59(2)(3)     12/87(1)        .54625
Ira W. Berman   200,000(2)(3)   2/86     1.59(2)(3)     12/87(1)        .50
David Edell     197,500(3)      2/87     2.50(3)        12/87(1)        .50
Ira W. Berman   192,000(3)      2/87     2.50(3)        12/87(1)        .50

-----------------

(1) In fact, these are options that were cancelled and replaced. In respect thereof, the original price and new price columns represent the cancelled option price and the 'replacement' option price.

(2) Represents 101,235 "Non-Qualified Options" at $1.38 per share,and 98,765 "Employee Incentive Stock Options" at $1.80 per share.

(3) These options were cancelled and 185,000 Employee "Incentive Stock Options" at $.55 and 215,000 such options at $.50 were issued to Mr. David Edell and to Mr. Berman.

iii.  Executive Compensation Principles;
      Audit and Compensation Committee
      ---------------------------------

       The Company's Executive Compensation Program is based on guiding principles designed to align executive compensation with Company values and objectives, business strategy, management initiatives,and business financial performance. In applying these principles the Audit and Compensation Committee of the Board of Directors, comprised of David Edell, Ira W. Berman,Irwin Gedinsky and Jack Polak, has established a program to:

        * Reward executives for long-term stratgegic management and the enhancement of shareholder value.

        * Integrate compensation programs with both the Company's annual and long-term strategic planning.

        * Support a performance-oriented environment that rewards performance not only with respect to Company goals but also Company performance as compared to industry performance levels.

iv.     Employment Contracts/Compensation Program

          The total compenstion program consists of both cash and equity based compensation. The Audit and Compensation Committee (the "Committee") determines the level of salary and bonuses, if any, for key executive officers other than Messrs. David Edell and Ira Berman. The Committee determines the salary or salary range based upon competitive norms. Actual salary changes are based upon performance.

          On March 17, 1994, the Board of Directors approved 10-year employment contracts for David Edell and Ira Berman (with Mr. Edell and Mr. Berman abstaining). Pursuant thereto, each was provided a base salary of $300,000 in fiscal 1994, with a year-to-year CPI or 6% increment, and each is paid 2-1/2% of the Company's pre-tax income, less depreciation and amortization, plus 20% of the base salary, as bonus.

          Long-term incentives are provided through the issuance of stock options.

          As at March 1, 1996, 1,267,000 stock options, yet exercisable, to purchase 1,267,000 shares of the Company's Common Stock were outstanding.

v.  Performance Graph

        Set forth below is a line graph comparing cumulative total shareholder return on the Company's Common Stock, with the cumulative total return of companies in the NASDAQ Stock Market (U.S.) and the cumulative total return of Dow Jones' Cosmetics/Personal Care Index.

                             [CHART APPEARS HERE]

                             CCA INDUSTRIES, INC.
                         ---------------------------
                         Date                  Close

                         11/30/90             100.000
                         11/29/91             157.078
                         11/30/92             399,543
                         11/30/93           1,512.557
                         11/30/94             856.164
                         11/30/95             328.311



                         COMSMETICS/PERSONAL CARE
                         ------------------------
                         11/30/90       100.000
                         11/29/91       141.148
                         11/30/92       191.809
                         11/30/93       188.447
                         11/30/94       228.487
                         11/30/95       308.739


                      Dow Jones Euquity Market Index
                      ------------------------------
                         11/30/90           100.000
                         11/29/91           122.136
                         11/30/92           145.852
                         11/30/93           160.264
                         11/30/94           161.565
                         11/30/95           222.540

Item 12.  SECURITY OWNERSHIP OF CERTAIN
-------   BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the ownership of the Company's Common Stock and/or Class A Common Stock as of March 1, 1996 by (i) all those known by the Company to be owners of more than five percent of the outstanding shares of Common Stock or Class A Common Stock; (ii) the Chief Executive Officer and "named officers" (see Executive Compensation-Summary Compensation Table); (iii) each director; and (iv) all officers and directors as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is beneficial owner of them.


                                                           Ownership, As a
                                                            Percentage of
                                       Number of              All Shares
Name and Address                     Shares Owned:           Outstanding
----------------                     -------------         ----------------
                                 Common
                                 Stock          Class A
                                 -----          -------
David Edell                     100,300         557,615         9.21
c/o CCA Industries, Inc.
East Rutherford, NJ 07073

Ira W. Berman                   108,300         534,615         9.00
c/o CCA Industries, Inc.

Norman Pessin                   382,500                         5.35
c/o Neuberger & Berman
605 Third Avenue
New York, NY 10158

Jack Polak                                       84,000         1.18
98 Park Avenue
New York, NY 10016

Dunnan Edell                    51,250                          0.72
c/o CCA Industries, Inc.

Drew Edell                      26,250                          0.37
c/o CCA Industries, Inc.

Irwin Gedinsky                    0                               --
c/o Richard A. Eisner & Co.
575 Madison Avenue
New York, New York 10022

Sidney Dworkin                    0                               --
1550 No. Powerline Road
Pompano, FL  33069

Officers and Directors       1,844,830                         25.82
as a group (9 persons)

------------------------

(1) David Edell, Ira Berman and Jack Polak own over 98% of the outstanding shares of Class A Common Stock. Messrs. David Edell, Dunnan Edell and Ira Berman are officers and directors. Drew Edell is an officer. Mr. Polak, Mr. Gedinsky and Mr. Dworkin are directors.

                                  SIGNATURES
                                  ----------


        Pursuant to the requirements of Section 13 or 15(A) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CCA INDUSTRIES, INC.


                          By:________________________
                              DAVID EDELL, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                     Title                           Date
---------                     -----                           ----

----------------------   President, Director, Chief
   DAVID EDELL           Executive Officer, and
                         Chief Financial Officer             March 27, 1996

----------------------   Chairman of the Board of
    IRA W. BERMAN        Directors, Executive Vice
                         President, Secretary                March 27, 1996

----------------------   Director                            March 27, 1996
   IRWIN GEDINSKY

----------------------   Director                            March 27, 1996
   JACK POLAK

----------------------   Director                            March 27, 1996
   SIDNEY DWORKIN