Form 10-Q
period 1996-02-29
CCA INDUSTRIES INC
filed 1996-04-16
CIK 721447

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 29, 1996

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

	Common Stock, $.01 Par Value - 5,952,471 shares as of February 29, 1996

	Class A Common Stock, $.01 Par Value - 1,191,280 shares as of
	February 29, 1996

                    CCA INDUSTRIES, INC. AND SUBSIDIARIES








	INDEX

										 Page
										Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    February 29, 1996 and November 30, 1995  			  1-2

  Consolidated Statements of Operations
    for the three months ended February 29, 1996
    and 1995							   3

  Consolidated Statements of Cash Flows for
    the three months ended February 29, 1996
    and 1995		        				   4

  Notes to Consolidated Financial Statements			 5-11

  Management Discussion and Analysis of
    Results of Operations and Financial
    Condition							   12

PART II OTHER INFORMATION				        13-14

SIGNATURES                             				15

		CCA INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS



                            A S S E T S

                                                       February 29,             November 30,
                                                           1996                       1995

Current Assets
 Cash and cash equivalents                          $       145,796           $      312,150
 Short-term investments and marketable
  securities (Note 4)                                     2,544,168                2,539,037
 Accounts receivable, net of allowances of
    $988,348 and $905,953, respectively
    (Note 8)                                              6,762,065                4,044,420
Inventories                                               6,003,409                6,414,097
Prepaid expenses and sundry receivables	                    302,558                  329,935
Due from officers - Current	                             71,490                    1,500
Prepaid income taxes	                                    547,498                  652,710
Deferred income taxes  	                                    719,871                  698,415
Deferred Advertising                                        701,506                     -

	Total Current Assets                             17,798,361               14,992,264

Property and Equipment, net of accumulated
 depreciation and amortization                              676,310                  713,125

Intangible Assets, net of accumulated
 amortization of $28,245 at February 29, 1996
   and $25,945 at November 30, 1995                         130,024                  128,538

Other Assets
 Marketable securities                                    1,298,643                1,701,138
 Treasury bonds                                              90,576                   87,300
 Due from officers - Non-current                             25,250                   25,250
 Deferred income taxes                                       39,444                   33,807
 Other                                                       63,614                   62,664

     Total Other Assets                                   1,517,527                1,910,159

     Total Assets                                       $20,122,222              $17,744,086


See Notes Consolidated to Financial Statements.

                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS



                           LIABILITIES AND SHAREHOLDERS' EQUITY




                                                       February 29,             November 30,
                                                           1996                     1995
Current Liabilities
 Notes payable - Current portion                       $   688,000             $     298,078
 Accounts payable and accrued liabilities                8,181,683                 6,878,425
 Income taxes payable                                      218,526                      -

    Total Current Liabilities                            9,088,209                 7,176,503

Long-Term Debt (net of current portion)                     39,067                   111,067

Shareholders' Equity
 Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 5,952,471 and 5,603,871
   shares, respectively                                     59,525                    56,039
 Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
   and 1,191,280 shares, respectively                       11,912                    11,912
 Additional paid-in capital                              4,445,462                 4,282,008
 Retained earnings                                       6,469,389                 6,101,229
 Unrealized gains (losses) on marketable
   securities                                                8,658                     5,328

    Total Shareholders' Equity                          10,994,946                10,456,516

    Total Liabilities and Shareholders' Equity         $20,122,222               $17,744,086

See Notes to Consolidated Financial Statements.

                       CCA INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (UNAUDITED)



                                                         Three Months             Three Months
                                                             Ended                    Ended
                                                          February 29,             February 28,
                                                             1996                      1995

Sales of health and beauty products, net                   $10,125,118              $9,442,194
Other income                                                    60,591                  92,041

                                                            10,185,709               9,534,235

Costs and Expenses
  Costs of sales                                             3,855,577               3,713,318
  Selling, general and administrative
    expenses                                                 2,844,468               3,027,642
  Advertising, cooperative and promotions                    2,609,294               2,882,863
  Research and development                                     136,286                 154,944
  Provision for doubtful accounts                               60,768                   4,509
  Interest expense                                              13,441                  17,920

                                                             9,519,834               9,801,196

  Income before Income Taxes                                   665,875             (   266,961)

Provision for Income Taxes                                     297,715             (    84,379)

  Net Income                                              $    368,160             ($  182,582)

Net Income per Common Share (Note 2)                              $.05                   ($.03)







See Notes to Consolidated Financial Statements.

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                        (UNAUDITED)

                                                          Three Months         Three Months
                                                               Ended                Ended
                                                           February 29,         February 28,
                                                               1996                1995


Cash Flows from Operating Activities:
  Net Income (loss)                                       $    368,160         ($   182,582)
     Adjustments to reconcile net income
     to net cash (used in) operating activities:
  Depreciation and amortization                                 86,081               71,666
  Amortization of bond premium                                     762                2,082
  (Increase) in deferred income taxes                     (     27,093)         (     1,363)
  (Increase) decrease in accounts receivable              (  2,717,645)           1,229,039
  Decrease in inventory                                        410,688              251,515
  (Increase) in prepaid expenses                           (   744,119)         (   431,428)
  Increase (decrease) in accounts payable                    1,299,869          (   768,363)
  (Decrease) increase in income taxes payable                  323,738          (     6,354)

      Net Cash (Used in) Provided by
         Operating Activities                              (   999,559)             164,212

Cash Flows from Investing Activities:
   Acquisition of property, plant and equipment              (  50,752)           (  53,193)
   Proceeds of monies due from officers                           -                   7,598
   (Increase) in other assets                               (      950)            (      5)
   Purchase of short-term investments                             -              (   79,768)
   Proceeds from sale of investments                            400,045              29,678

      Net Cash Provided by (Used in)
         Investing Activities                                   348,343           (  95,690)

Cash Flows from Financing Activities:
   Payment on debt                                       (       82,078)          (  72,000)
   Proceeds from stock option exercises                         166,940               6,250
   Proceeds form short term borrowing                           400,000                -

      Net Cash Provided by (Used in)
	Financing Activities                                    484,862           (  65,750)

Net (Decrease) Increase in Cash                              (  166,354)              2,772

Cash and Cash Equivalents at Beginning
   of Period                                                    312,150             100,705

Cash and Cash Equivalents at End
   of Period                                                $   145,796          $  103,477

Supplemental Disclosures of Cash Flow
   Information:
     Cash paid during the period for:
     Interest                                               $    14,246             $18,372
     Income taxes                                                  -                 55,181

See Notes to Consolidated Financial Statements.

                              CCA INDUSTRIES, INC. AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          (UNAUDITED)


NOTE 1:	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 29, 1996 are not necessarily indicative of the results that may be expected for the year ended November 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1995.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Advertising and Related Costs

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

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of less than three months to be cash equivalents.

Inventories

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

Depreciation and amortization are provided on the straight-line method over the following estimated useful lives or lease terms of the assets:

Machinery and equipment                      7-10 years
Furniture and fixtures                       5-7  years
Tools, dies and masters                     2--7  years
Transportation equipment                       7  years
Leasehold improvements                       7-10 years or life of lease
                                                  which ever is shorter

Intangible Assets:

Intangible assets are stated at cost. Patents and trademarks are amortized on the straight-line method over a period of 17 years; organization expenses are amortized on the straight-line method over five (5) years.

Tax Credits:

Tax credits, when present, are accounted for using the flow-through method as a reduction of income taxes in the years utilized.

Earnings Per Share

Earnings per share have been computed based on the weighted average of outstanding common shares and common stock equivalents during the periods, based on the treasury stock method using average market price.

Fully diluted earnings per share are not presented because they result in dilution of less than 3%.

NOTE 3:	INVENTORIES

The components of inventory consist of the following:

                                                February 29,   November 30,
                                                     1996           1995

            Raw materials                        $3,516,130     $3,875,751
            Finished goods                        2,487,279      2,538,346

                                                 $6,003,409     $6,414,097

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        (UNAUDITED)

NOTE 4:	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:
                                                February 29,   November 30,
                                                     1996          1995
a)  Media advertising                                $2,872         $1,812
b)  Coop advertising                                    708            519
c)  Accrued returns                                     631            435
d)  Payroll and bonuses                                 571           *
                                                     $4,782         $2,766

All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

* Under 5%.

NOTE 5:	OTHER INCOME

Other income consists of the following at February 29,

                                                      1996           1995

Interest income	                                    $56,532        $69,864
Royalty income	                                       -             8,349
Dividend income                                       4,059          4,016
Miscellaneous                                          -             9,812

                                                    $60,591        $92,041

NOTE 6:	SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

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

The market value at February 29, 1996 was $3,933,387 as compared to $4,327,475 at November 30, 1995. The cost and market values of the investments at February 29, 1996 were as follows:

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
     Name of Issuer and          Maturity    Interest       Bonds and            Cost of        at Balance      Issue Carried in
     Title of Each Issue             Date        Rate          Notes           Each Issue       Sheet Date      Balance Sheet

CORPORATE OBLIGATIONS:

AT&T                              6/01/98      4.750%        $100,000          $   99,006          $  98,500        $   98,500
Bank America                      7/15/97      6.000          200,000             200,000            200,882           200,882
Bankers Trust                     7/01/96      4.700          100,000             100,084             99,663            99,663
Con Edison                       12/15/96      5.900          100,000              99,875             99,997            99,997
Dayton P & L                      5/01/97      5.625          100,000              98,265             99,979            99,979
General Motors Acceptance
  Corp.                          10/01/96      8.000          200,000             200,350            202,648           202,648









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
     Name of Issuer and          Maturity    Interest       Bonds and            Cost of        at Balance      Issue Carried in
     Title of Each Issue             Date        Rate          Notes           Each Issue       Sheet Date      Balance Sheet

CORPORATE OBLIGATIONS:(Continued)

Merrill Lynch                     6/24/96      4.750%        $100,000          $   100,057     $     99,774       $    99,774
Merrill Lynch                     6/24/96      4.750          100,000              100,057           99,774            99,774
Tennessee Valley                  3/04/98      5.125          100,000              100,000           98,781   	       98,781
Union Electric                    3/01/97      5.500           50,000               49,244           49,921            49,921

                                                                                $1,146,938       $1,149,919       $ 1,149,919






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
     Name of Issuer and          Maturity    Interest       Bonds and            Cost of        at Balance      Issue Carried in
     Title of Each Issue             Date        Rate          Notes           Each Issue       Sheet Date      Balance Sheet

GOVERNMENT OBLIGATIONS:

US Treasury Note                 10/31/98  	4.750%      $100,000        $    99,684         $    98,094     $     98,094
US Treasury Note                 10/31/98  	4.750        200,000            199,992             196,188          196,188
US Treasury Note                  5/15/96  	4.250        100,000             99,939              99,844           99,844
US Treasury Note                  5/15/96  	4.250        100,000            100,002              99,844           99,844
US Treasury Note                 11/15/96  	4.375        100,000             99,969              99,438           99,438
US Treasury Note                 10/15/98  	7.125        250,000            252,791             259,610          259,610
US Treasury Note                  5/15/96  	4.250        100,000             99,909              99,844           99,844
US Treasury Note                  1/31/97  	6.250        100,000             99,500             100,938          100,938
US Treasury Note                 12/31/96  	6.125        200,000            197,423             201,562          201,562
US Treasury Note                 11/15/96  	4.375        200,000            197,852             198,876          198,876
US Treasury Note                 11/15/96  	4.375        200,000            196,133             198,876          198,876
US Treasury Note                 11/15/96  	4.375        100,000             98,003              99,438           99,438
US Treasury Note                 11/15/96  	4.375        100,000             97,855              99,438           99,438
US Treasury Bill                  7/25/96  	5.330         45,000             42,552              44,113           44,113


                                       -10-

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
     Name of Issuer and          Maturity    Interest       Bonds and            Cost of        at Balance      Issue Carried in
     Title of Each Issue             Date        Rate          Notes           Each Issue       Sheet Date      Balance Sheet

GOVERNMENT OBLIGATIONS: (Continued)

US Treasury Note                    8/15/96     4.375%        $200,000        $   195,936	$   199,312      $     199,312
FHLMC 1628-N                     12/25/2013     6.500           50,000 	           48,024	     46,008	        46,008
EE Bonds                            -           7.050     	90,000             90,576	     90,576	        90,576
FNMA 93-6-26-B                    8/25/2023     7.000     	10,000 	            8,897             8,629	         8,629
FNMA 93-224-D                    11/25/2023     6.500          104,000 	          101,873	     94,786	        94,786
FNMA 92-2-N                       1/28/2024     6.500           52,000 	           47,424	     45,897	        45,897
FHJMC 1702-U                      3/15/2024     7.00             4,000 	            3,507	      3,469	         3,469
FNMA                               11/10/98     5.050          200,000 	          199,950	    196,688	       196,688

                                                                                2,577,791         2,581,468          2,581,468
EQUITY SECURITIES:
                                                             Number of
                                                             Shares
Preferred Stock:
 Bank America Corp.                                              8,000           200,000            202,000            202,000

                                                                              $3,924,729         $3,933,387         $3,933,387

                                                             -11-

                                   CCA INDUSTRIES, INC.

                           MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS
                               OF OPERATIONS AND FINANCIAL CONDITION

                                           (UNAUDITED)

   For the three month period ended February 29, 1996, the Company had net sales of $10,125,118 and net income of $368,180 after a provision for income taxes of $297,715, as compared to net sales of $9,442,194 and net (loss) of ($182,582) after provision for income taxes of ($84,379) for the three month period ended February 28, 1995.

   All of the Company's sales were primarily to mass merchandisers throughout the United States.

The cost of sales percentage for the quarter decreased from 39% in 1995 to 38% in 1996 primarily due to the higher percentage overhead costs (factored into the cost of goods) represented in the total cost of goods in 1995; as well as certain product mix fluctuations. Advertising, cooperative and promotional allowance expenditures during the quarter decreased as a percentage of sales from 31% in 1995 to 26% in 1996 due to the increase in sales volume and the decision of the Company to reduce the percentage of sales spent on the media for the year. As part of the registrant's business it is necessary to enter into co-operative advertising agreements and other promotional activities with its accounts, especially upon the introduction of a new product.
Both co-op advertising and promotions have a material effect on the Company's operations. If the advertising and promotions are successful, revenues will be increased accordingly. Should the co-op and promotions not be successful, it will have a negative impact on the Company's promotional cost per sale, and have a negative effect on income. The Company attempts to anticipate its advertising and promotional commitments as a percent of gross sales in order to attempt to control its effect on its net income.
The Company was able to anticipate its sales level better in 1996 and accordingly the percentage dropped.

  Income before taxes for the quarter increased to $665,875 from ($266,961). This was primarily a result of the higher sales and reduced advertising as compared to the prior year. Selling, general and administrative expenses ("SG&A") decreased due to decreased personnel costs as well as other cost retainment factors. This decrease in SG&A costs coupled with the increase in sales resulted in the sharp decrease in the percentage of sales from 32% in 1995 to 28% in 1996.

  The Company's financial position as at February 29, 1996 consists of current assets of $17,798,361 and current liabilities of $9,088,096. Shareholders' Equity increased for the three month period from $10,456,516 on November 30,
1995 to   $10,995,059 as of February 29, 1996 primarily due to the income of
$368,160 for the period, and the exercise of stock options of $166,940.

   Although the Company's operations resulted in a use of cash of nearly $1,000,000, the Company was easily able to cover its cash needs by selling some of its "Available for Sale" securities and using $400,000 of its $3,000,000 line of credit. Due to its accessibility to funds, the Company believes that its current financial condition is sufficient to support its proposed operations for the near future.

                                    CCA INDUSTRIES, INC.

                                 PART II OTHER INFORMATION








   All information pertaining to Part II is omitted pursuant to the instructions pertaining to that part.

   The Company did not file any reports on Form 8-K during the three months ended February 29, 1996.

PART II, ITEM 6. (Continued)	                   EXHIBIT 11


                             CCA INDUSTRIES, INC. AND SUBSIDIARIES

                               COMPUTATION OF EARNINGS PER SHARE

                                            (UNAUDITED)


                                               Three Months     Three Months
                                                    Ended            Ended
                                                February 29,     February 28,
                                                    1996             1995

Item 6.

Primary:
  Average shares outstanding                      6,986,689        6,793,118
  Net effect of dilutive stock
   options--based on the
   treasury stock method
   using average market
   price                                            833,087             *

                TOTALS                            7,819,776        6,793,118

Net income                                       $  368,160      ($  182,582)

Per share amount                                       $.05            ($.03)


* Not included as their effect would be anti-dilutive.

                                      SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



	                                   CCA INDUSTRIES, INC.



	                                   By: David Edell, President



	                                   By: Ira W. Berman, Secretary