Form 10-Q
period 1996-05-31
CCA INDUSTRIES INC
filed 1996-07-16
CIK 721447

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 31, 1996

Commission File Number 2-85538

                        CCA INDUSTRIES, INC.
      (Exact Name of Registrant as Specified in its Charter)


           Delaware                                         04-2795439
(State or other jurisdiction of                        (I.R.S.Employer
Incorporation or organization)                         Identification Number)


200 Murray Hill Parkway
East Rutherford, NJ                                           07073
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

   Common Stock, $.01 Par Value - 5,977,471 shares as of May 31, 1996

   Class A Common Stock, $.01 Par Value - 1,191,280 shares as of
                           May 31, 1996

               CCA INDUSTRIES, INC. AND SUBSIDIARIES








                               INDEX

                                                         Page
                                                       Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    May 31, 1996 and November 30, 1995. . . . . . . . . 1-2

  Consolidated Statements of Operations
    for the three months and six months ended
    May 31, 1996 and 1995 . . . . . . . . . . . . . . . . 3

  Consolidated Statements of Cash Flows for
    the six months ended May 31, 1996
    and 1995. . . . . . . . . . . . . . . . . . . . . . . 4

  Notes to Consolidated Financial Statements  . . . . .5-12

  Management Discussion and Analysis of
    Results of Operations and Financial
    Condition . . . . . . . . . . . . . . . . . . . . 13-14

PART II OTHER INFORMATION . . . . . . . . . . . . . . 15-16

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . .17


               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



                            A S S E T S


                                                May 31,
                                                 1996           November 30,
                                             (Unaudited)            1995

Current Assets
 Cash and cash equivalents                    $   208,037       $     312,150
 Short-term investments and marketable
   securities (Note 7)                          1,948,212           2,539,037
 Accounts receivable, net of allowances of
    $1,023,384 and $905,953, respectively       5,931,559           4,044,420
 Inventories                                    6,718,045           6,414,097
 Prepaid expenses and sundry receivables          349,196             329,935
   Due from officers - Current                      6,325               1,500
 Prepaid income taxes                              12,792             652,710
 Deferred income taxes                            638,827             698,415
 Deferred Advertising (Note 4)                  2,284,242                -

   Total Current Assets                        18,097,235          14,992,264

Property and Equipment, net of accumulated
  depreciation and amortization                   747,369             713,125

Intangible Assets, net of accumulated
 amortization  of $30,614 at May 31, 1996
   and $25,945 at November 30, 1995               132,392             128,538

Other Assets
 Marketable securities                          1,563,433           1,701,138
 Treasury bonds                                    90,576              87,300
 Due from officers - Non-current                   25,250              25,250
 Deferred income taxes                             49,798              33,807
 Other                                             53,189              62,664

   Total Other Assets                           1,782,246           1,910,159

   Total Assets                               $20,759,242         $17,744,086


See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



               LIABILITIES AND SHAREHOLDERS' EQUITY


                                                May 31,
                                                 1996           November 30,
                                             (Unaudited)            1995


Current Liabilities
 Notes payable - Current portion            $    255,067        $    298,078
 Accounts payable and accrued
   liabilities (Note 5)                        9,065,137           6,878,425

   Total Current Liabilities                   9,320,204           7,176,503

Long-Term Debt (net of current portion)             -                111,067

Shareholders' Equity
 Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 5,977,471 and 5,603,871
   shares, respectively                           59,774              56,039
 Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
   1,191,280 shares, respectively                 11,912              11,912
 Additional paid-in capital                    4,455,212           4,282,008
 Retained earnings                             6,933,972           6,101,229
 Unrealized gains (losses) on marketable
   securities                                (    21,832)              5,328

   Total Shareholders' Equity                 11,439,038          10,456,516

   Total Liabilities and Shareholders'Equity $20,759,242         $17,744,086


See Notes to Consolidated Financial Statements.


                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS

                             (UNAUDITED)




                                        Three Months Ended                 Six Months Ended
                                            May 31,                              May 31,
                                         1996          1995                1996         1995

Revenues
  Sales of Health and
   Beauty Products - Net             $10,498,104 $10,936,213             $20,623,222 $20,378,407
  Other income                            53,500      69,266                 114,091     161,307

                                      10,551,604  11,005,479              20,737,313  20,539,714

Costs and Expenses
  Costs of sales                       4,002,443   3,962,589               7,858,020   7,675,907
  Selling, general and
    administrative expenses            2,936,979   2,923,942               5,781,447   5,951,584
  Advertising, cooperative
    and promotions                     2,571,230   3,424,439               5,180,524   6,307,302
  Research and development               130,405     141,426                 266,691     296,370
  Provision for doubtful
    accounts                              37,226     103,765                  97,994     108,274
  Interest expense                        20,621      24,624                  34,062      42,544

                                       9,698,904  10,580,785              19,218,738  20,381,981
    Income before
      Income Taxes                       852,700     424,694               1,518,575     157,733

Provision for Income
  Taxes                                  388,115     164,115                 685,830      79,736

    Net Income                     $     464,585  $  260,579             $   832,745 $    77,997

Net Income per Common
   Share (Note 2)                           $.06        $.03                    $.10        $.01




See Notes to Consolidated Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (UNAUDITED)

                                                        Six Months     Six Months
                                                           Ended          Ended
                                                           May 31,        May 31,
                                                            1996         1995

Cash Flows from Operating Activities:
  Net income                                           $   832,745    $   77,997
Adjustments to reconcile net income to net
    cash (used in) provided by operating activities
  Depreciation and amortization                            185,855        151,699
Amortization of bond premium                                 1,326          3,884
  Decrease in deferred income taxes                         43,597            583
(Increase) decrease in accounts receivable            (  1,887,139)       523,088
(Increase) decrease in inventory                     (     303,948)       721,305
(Increase) in deferred expenses and
    miscellaneous receivables                         (  2,306,691)   (   771,643)
Increase (decrease) in accounts payable                  2,186,712    (   496,096)
Increase in taxes payable                                  639,918         14,576
Decrease (increase) in security deposits                     9,475      (       5)
    Net Cash (Used in) Provided by Operating
      Activities                                     (     598,150)       225,388

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment       (     223,953)    (  174,096)
Proceeds of money due from officers                         52,573         14,098
  Advances of money to officers                     (       57,490)          -
  Purchase of short-term investments                          -        (   76,983)
Proceeds from sale of investments                          700,045        414,245
    Net Cash Provided by Investing Activities              471,175        177,264

Cash Flows from Financing Activities:
  Proceeds from borrowings                                 400,000           -
Payment on debt                                      (     554,078)    (  144,000)
Proceeds from stock option exercises                       176,940          6,250
    Net Cash Provided by (Used in)
      Financing  Activities                                 22,862     (  137,750)

Net (Decrease) Increase in Cash                      (     104,113)       264,902

Cash at Beginning of Period                                312,150        100,705

Cash at End of Period                                  $   208,037       $365,607

Supplemental Disclosures of Cash Flow
  Information:
    Cash paid during the period for:
      Interest                                       $     33,872        $ 43,103
Income taxes                                                2,315          55,709

See Notes to Consolidated Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (UNAUDITED)



NOTE 1:  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated finan-cial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes re-quired by generally accepted accounting principles for complete financial statements. In the opinion of manage-ment, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended May 31, 1996 are not necessarily indicative of the results that may be expected for the year ended November 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1995.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation:

         The consolidated financial statements include the ac-counts of the Company and its wholly-owned subsidiaries.
         All significant inter-company accounts and transactions have been eliminated.

         Advertising and Related Costs

         In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs pro-portionately over the interim periods based on its total expected costs per its various advertising programs. Any necessary accrual or deferral is accordingly reflected in the balance sheet for the interim period. However, for annual reporting purposes, no advertising or related costs are capitalized and all are expensed in the fiscal year in which they are incurred.

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

         Financial Instruments

         The carrying value of assets and liabilities considered financial instruments under SFAS Note #107 approximate their respective fair value.

         Property and Equipment and Depreciation and Amortization:

         Property and equipment are stated at cost. The Company charges to expense repairs and maintenance items, while major improvements and betterments are capitalized. When the Company sells or otherwise disposes of property and equipment items, the cost and related accumulated depre-ciation are removed from the respective accounts and any gain or loss is included in earnings.

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
         Leasehold improvements      7-10 years or life of lease
                                     which ever is shorter

         Intangible Assets:

         Intangible assets are stated at cost. Patents and trade-marks are amortized on the straight-line method over a period of 17 years; organization expenses are amortized on the straight-line method over five (5) years.

         Tax Credits:

         Tax credits, when present, are accounted for using the flow-through method as a reduction of income taxes in the years utilized.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (UNAUDITED)


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Earnings Per Share

         Earnings per share have been computed based on the weigh-ted average of outstanding common shares and common stock equivalents during the periods, based on the treasury stock method using average market price.

         Fully diluted earnings per share are not presented be-cause they result in dilution of less than 3%.

NOTE 3:  INVENTORIES

         The components of inventory consist of the following:

                          May 31,     November 30,
                          1996           1995

         Raw materials       $4,308,703 $3,875,751
         Finished goods       2,409,342  2,538,346

                             $6,718,045 $6,414,097

NOTE 4:  DEFERRED ADVERTISING

         In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs pro-portionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $2,284,242 is accordingly reflected in the balance sheet for the interim period. This deferral is the result of the Company's $8,000,000 media budget for the year which contemplates drastically lower spending in the 4th quarter than in the other three quarters; as well as the Company's Co-op advertising commitments which also anticipates a lower expenditure in the 3rd and 4th quarters.

         The table below sets forth the calculation:

                                            1996         1995
                                        (In Millions)(In Millions)

         Media advertising budget for the
         fiscal year                            $8.0       $10.0
         Pro-rata portion for six months        $4.0       $ 5.0
         Media advertising spent                 5.7         5.5
         Accrual (Deferral)                    ($1.7)      ($ .5)

         Anticipated Co-op advertising
         commitments                            $2.8      $  4.0
         Pro-rata portion for six months        $1.4      $  2.0
         Co-op advertising spent                 2.0         2.0
         Accrual (Deferral)                   ($  .6)     $   -

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (UNAUDITED)

NOTE 5:  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                 May 31,      November 30,
                                  1996         1995

         a)  Media advertising    $2,637           $1,812
         b)  Coop advertising        577              519
         c)  Accrued returns         453              435

                                  $3,667           $2,766


         All other liabilities were for trade payables or individ-ually did not exceed 5% of total current liabilities.

NOTE 6:  OTHER INCOME

         Other income consists of the following at May 31, 1996 and 1995:


                                     1996             1995

         Interest income           $105,919        $144,588
         Royalty income                -              8,349
         Dividend income              8,172           8,053
         Miscellaneous                 -                317

                                   $114,091        $161,307

NOTE 7:  SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

         Short-Term Investments and Marketable Securities:

         Short-term investments and marketable securities consist of corporate and government bonds and equity securities. In 1994 the Company adopted the accounting principles promulgated by SFAS No. 115 Accounting for Certain In-vestments in Debt and Equity Securities. The Company has classified its investments as Available-for-Sale securi-ties. Accordingly, such investments are reported at fair market value, with the resultant unrealized gains and losses reported as a separate component of shareholders' equity. Prior to 1994, the Company reported marketable securities at the lower of cost or market value; unreal-ized losses were charged to earnings.

         The market value at May 31, 1996 was $3,602,221 as com-pared to $4,327,475 at November 30, 1995. The cost and market values of the investments at May 31, 1996 were as follows:

    NOTE 7:  SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES - (CONTINUED)


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
      Name of Issuer and      Maturity    Interest         Bonds and          Cost of            at Balance   Issue Carried in
      Title of Each Issue       Date        Rate             Notes          Each Issue           Sheet Date   Balance Sheet


   CORPORATE OBLIGATIONS:
   AT&T                       6/01/98      4.750%           $100,000       $     99,006        $     97,000    $    97,000
   Bank America               7/15/97      6.000             200,000            200,000             199,426        199,426
   Bankers Trust              7/01/96      4.700             100,000            100,021              99,951         99,951
   Con Edison                12/15/96      5.900             100,000             99,875             100,005        100,005
   Dayton P & L               5/01/97      5.625             100,000             98,265              99,543         99,543
   General Motors Acceptance
     Corp.                   10/01/96      8.000             200,000            200,200             201,510        201,510









   NOTE 7:     SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES - (CONTINUED)


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
      Name of Issuer and      Maturity    Interest         Bonds and          Cost of            at Balance   Issue Carried in
      Title of Each Issue       Date        Rate             Notes          Each Issue           Sheet Date   Balance Sheet


   CORPORATE OBLIGATIONS: (Continued)

   Merrill Lynch              6/24/96      4.750%         $100,000          $   100,015          $    99,969     $     99,969
   Merrill Lynch              6/24/96      4.750           100,000              100,015               99,969           99,969
   Tennessee Valley           3/04/98      5.125           100,000              100,000               97,875           97,875
   Union Electric             3/01/97      5.500            50,000               49,244               49,796           49,796

                                                                            $ 1,146,641          $ 1,145,044     $  1,145,044





                                        -1-

NOTE 7:     SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES - (CONTINUED)


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
      Name of Issuer and      Maturity    Interest         Bonds and          Cost of            at Balance   Issue Carried in
      Title of Each Issue       Date        Rate             Notes          Each Issue           Sheet Date   Balance Sheet

   GOVERNMENT OBLIGATIONS:

   US Treasury Note           10/31/98      4.750%         $100,000          $  99,684           $    96,500    $      96,500
   US Treasury Note           10/31/98      4.750           200,000            199,992               193,000          193,000
   US Treasury Note           11/15/96      4.375           100,000             99,969                99,531           99,531
   US Treasury Note           10/15/98      7.125           250,000            252,525               254,375          254,375
   US Treasury Note            1/31/97      6.250           100,000             99,500               100,438          100,438
   US Treasury Note           12/31/96      6.125           200,000            197,423               200,688          200,688
   US Treasury Note           11/15/96      4.375           200,000            197,852               199,062          199,062
   US Treasury Note           11/15/96      4.375           200,000            196,133               199,062          199,062
   US Treasury Note           11/15/96      4.375           100,000             98,003                99,531           99,531
   US Treasury Note           11/15/96      4.375           100,000             97,855                99,531           99,531
   US Treasury Bill            7/25/96      5.330            45,000             42,481                44,661           44,661



                                        -11-

NOTE 7:     SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES - (CONTINUED)

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
      Name of Issuer and      Maturity    Interest         Bonds and          Cost of            at Balance   Issue Carried in
      Title of Each Issue       Date        Rate             Notes          Each Issue           Sheet Date   Balance Sheet

   GOVERNMENT OBLIGATIONS: (Continued)

   US Treasury Note            8/15/96     4.375%         $200,000         $   195,936          $   199,626   $    199,626
   FHLMC 1628-N             12/25/2013     6.500            50,000              48,024               43,158         43,158
   EE Bonds                      -         7.050            90,000              90,576               90,576         90,576
   FNMA 93-6-26-B            8/25/2023     7.000            10,000               8,897                8,157          8,157
   FNMA 93-224-D            11/25/2023     6.500           104,000             101,873               87,406         87,406
   FNMA 92-2-N               1/28/2024     6.500            52,000              47,424               42,127         42,127
   FHJMC 1702-U              3/15/2024     7.00              4,000               3,315                3,186          3,186
   FNMA                       11/10/98     5.050           200,000             199,950              193,562        193,562

                                                                             2,277,412            2,254,177      2,254,177
   EQUITY SECURITIES:
                                                          Number of
                                                            Shares
   Preferred Stock:
                  Bank America Corp.                         8,000             200,000              203,000        203,000

                                                                            $3,624,053           $3,602,221     $3,602,221

                      CCA INDUSTRIES, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

                           (UNAUDITED)



  For the six month period ended May 31, 1996, the Company had net sales of $20,623,222 and net income of $832,745 after a provision for income taxes of $685,830, as compared to net sales of $20,378,407 and net income of $77,997 after a provision for income taxes of $79,736 for the six month period ended May 31, 1995. Gross margins of 62% for the six months were virtually the same as the prior year. Advertising, cooperative and promotional allowance expenditures decreased during the six month period from $6,307,302 to $5,180,524. Advertising expenditures were 25% of sales for the six months ended May 31, 1996 as compared with 31% for the period ended May 31, 1995. As part of the registrant's business it is necessary to enter into co-operative advertising agreements and other promotional activities with its accounts, especially upon the introduction of a new product. Both co-op advertising and promotions have a material effect on the Compan-y's operations. If the advertising and promotions are success-ful, revenues will be increased accordingly. Should the co-op and promotions not be successful, it will have a negative impact on the Company's promotional cost per sale, and have a negative effect on income. The Company attempts to anticipate its adver-tising and promotional commitments as a percent of gross sales in order to attempt to control its effect on its net income. In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $2.3 million is accordingly reflected in the balance sheet for the interim period. This deferral is the result of the Company's $8.0 million media budget for the year which contemplates drasti-cally lower spending in the 4th quarter than in the other three quarters; as well as the Company's Co-op advertising commitments which also anticipates lower expenditures in the 3rd and 4th quarters. Specifically, the Company spent approximately $5.7 million in the first six months on media advertising and, there-fore, expensed $4.0 million and deferred $1.7 million as of May 31, 1996. Similarly, as of May 31, 1996 the Company's Co-op advertising commitments for the year ended November 30, 1996 totaled approximately $2.8 million of which $2.0 million was spent in the first six months resulting in an expense of $1.4 million and a deferral of approximately $.6 million as of May 31, 1996.

  Comparatively as of May 31, 1995, the Company had anticipated media advertising expense in fiscal year 1995 of $10.0 million and spent approximately $5.5 million in the first six months resulting in a deferral of approximately $.5 million. The anticipated Co-op commitments as of May 31, 1995 were $4.0 million of which $2.0 million were spent and, therefore, no deferral resulted.

  Selling, general and administrative expenses ("SG&A") de-creased compared to the prior year both in real dollars and as a percentage of sales. The decrease to 28% from 29% was due mostly to reductions in payroll, commissions, and related costs coupled with the slightly higher sales volume.

                      CCA INDUSTRIES, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

                           (UNAUDITED)



  For the three month period ended May 31, 1996, net sales were $10,498,104 as compared to $10,936,213 for May 31, 1995. Income for the quarter before taxes increased to $852,700 from $424,694. Gross margins of 62% for the three months ended May 31, 1996 were down from 64% in 1995. Advertising, cooperative and promotional allowance expense during the quarter decreased to $2,571,230 from $3,424,439. Advertising expenses were 24% of sales for the quarter in 1996 as compared to 31% in 1995. Selling, general and administrative expenses were approximately 28% in the current quarter as compared to 27% in 1995.

  All of the Company's sales were primarily to drugstore chains, food chains and mass merchandisers throughout the United States.

  The Company's financial position as at May 31, 1996 consists of current assets of $18,097,235 and current liabilities of $9,320,204. During the six month period ended May 31, 1996, shareholders' equity increased from $10,456,516 at November 30, 1995 to $11,439,038 at May 31, 1996. This was due primarily to the net income generated for the period.

  During the six months, the Company used $598,150 in opera-tions,$154,078 to reduce borrowings, and $223,953 to purchase fixed assets; but offset most of the cash requirements by liqui-dation of short-term investments ($700,045) and the proceeds from stock option exercises ($176,940). These factors coupled with a small advance to officers ($4,917) resulted in a net decrease in the Company's cash of $104,113.

  The Company believes that its current financial condition is sufficient to support its proposed operations for the near future.

                      CCA INDUSTRIES, INC.

                    PART II OTHER INFORMATION








  All information pertaining to Part II is omitted pursuant to the instructions pertaining to that part.

   The Company did not file any reports on Form 8-K during the three months ended May 31, 1996.

EXHIBIT 11

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

                COMPUTATION OF EARNINGS PER SHARE

                           (UNAUDITED)




                                       Three Months Ended     Six Months Ended
                                             May 31,                May 31,

                                        1996       1995        1996       1995
Item 6.

Primary:
 Average shares outstanding           7,160,055  6,794,451   7,073,846  6,793,792
Net effect of dilutive stock
  options--based on the
  treasury stock method
  using average market
  price                               1,002,282  1,193,742     879,313  1,221,069

                       TOTALS         8,162,337  7,988,193   7,953,159  8,014,861


Net income                            $ 464,585  $ 260,579   $ 832,745    $77,997

Per share amount                           $.06      $.03         $.10       $.01


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