Form 10-Q
period 1996-08-31
CCA INDUSTRIES INC
filed 1996-10-11
CIK 721447

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 1996

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

Common Stock, $.01 Par Value - $5,977,471 shares as of August 31, 1996

  Class A Common Stock, $.01 Par Value - $1,191,280 shares as of
                          August 31, 1996

               CCA INDUSTRIES, INC. AND SUBSIDIARIES








                               INDEX

                                                         Page
                                                       Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    August 31, 1996 and November 30, 1995. . . . . . . . . . . . 1-2

  Consolidated Statements of Operations for the three
    Months and nine months ended August 31, 1996
    and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

  Consolidated Statements of Cash Flows for
    the nine months ended August 31, 1996
    and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

  Notes to Consolidated Financial Statements . . . . . . . . . .5-11

  Management Discussion and Analysis of
    Results of Operations and Financial
    Condition. . . . . . . . . . . . . . . . . . . . . . . . . 12-13

PART II OTHER INFORMATION. . . . . . . . . . . . . . . . . . . 14-15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .16


                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



                            A S S E T S
                                               August 31,
                                               1996              November 30,
                                              (Unaudited)            1995

Current Assets
 Cash and cash equivalents                 $      75,782     $      312,150
 Short-term investments and marketable
   securities (Note 6)                         1,648,663          2,539,037
 Accounts receivable, net of allowances of
    $1,072,432 and $905,953, respectively      5,724,815          4,044,420
 Inventories                                   7,043,888          6,414,097
 Prepaid expenses and sundry receivables         278,044            329,935
 Deferred advertising costs (Note 2)           1,525,288               -
   Due from officers - Current                    11,384              1,500
 Prepaid income taxes                               -               652,710
 Deferred income taxes                           647,233            698,415

   Total Current Assets                       16,955,097         14,992,264

Property and Equipment, net of accumulated
  depreciation and amortization                  735,995            713,125

Intangible Assets, net of accumulated
 amortization of $32,851 at August 31, 1996
   and $25,945 at November 30, 1995              143,391            128,538

Other Assets
 Marketable securities                         1,426,063          1,701,138
 Treasury bonds                                   90,576             87,300
 Due from officers - Non-current                  25,250             25,250
 Deferred income taxes                            55,636             33,807
 Other                                            52,983             62,664

   Total Other Assets                          1,650,508          1,910,159

   Total Assets                              $19,484,991        $17,744,086


See Notes to Consolidated Financial Statements.


                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS


                LIABILITIES AND SHAREHOLDERS' EQUITY




                                               August 31,
                                                 1996          November 30,
                                              (Unaudited)          1995
Current Liabilities
 Notes payable - Current portion             $    772,500   $      298,078
 Accounts payable and accrued liabilities       7,005,706        6,878,425
 Income taxes payable                             120,023             -

   Total Current Liabilities                    7,898,229        7,176,503

Long-Term Debt (net of current portion)              -             111,067

Shareholders' Equity
 Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 5,977,471 and 5,603,871
   shares, respectively                            59,774           56,039
 Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
   1,191,280 shares, respectively                  11,912           11,912
   Additional paid-in capital                   4,455,212        4,282,008
   Retained earnings                            7,086,090        6,101,229
   Unrealized (losses) gains on marketable
   securities                                (     26,226)           5,328

   Total Shareholders' Equity                  11,586,762       10,456,516

   Total Liabilities and Shareholders'Equity  $19,484,991      $17,744,086


See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                            (UNAUDITED)


                           Three Months Ended         Nine Months Ended
                              August 31,                  August 31,
                           1996        1995        1996              1995
Revenues
  Sales of health
    and beauty
    products, net         $10,232,749 $9,023,458   $30,855,971 $29,401,865
    Other income               51,239    103,248       165,330     264,555

                           10,283,988  9,126,706    31,021,301  29,666,420

Costs and Expenses
  Costs of sales            3,872,840  3,993,808    11,730,860  11,669,715
  Selling, general and
    administrative
    expenses                2,514,954  2,159,398     8,296,401   8,110,982
    Advertising,
      cooperative
      and promotions        3,475,998  3,646,273     8,656,522   9,953,575
    Research and
      development             100,478    100,740       367,169     397,110
    Provision for doubtful
    accounts                   13,809      7,830       111,803     116,104
  Interest expense             11,291     13,459        45,353      56,003

                            9,989,370  9,921,508    29,208,108  30,303,489

    Net Income before
      Income Taxes            294,618 (  794,802)    1,813,193  (  637,069)

Provision for Income
 Taxes                        142,502 (  305,407)      828,332  (  225,671)

        Net Income         $  152,116 ($ 489,395)  $   984,861  ($ 411,398)

Income Per Common
  Share (Note 2):
  Net income from
    operations                   $.02      ($.07)         $.12     ($.06)

See notes to Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS

                FOR THE NINE MONTHS ENDED AUGUST 31,

                            (UNAUDITED)
                                                  1996           1995

Cash Flows from Operating Activities:
 Net income (loss)                            $  984,861   ($   411,398)
 Adjustments to reconcile net income (loss)
   to net cash (used in) provided by
     operating activities:
 Depreciation and amortization                   289,874        239,654
 Amortization of bond premium                      1,792          5,553
 Gain on sale of securities                   (    6,684)  (      1,416)
 Decrease (increase) in deferred income taxes     29,354   (      4,014)
 (Increase) decrease in accounts receivable  ( 1,680,395)     1,623,504
 (Increase) decrease in inventory            (   629,791)     1,412,414
 (Increase) in deferred expenses and
   miscellaneous receivable                  ( 1,483,281)  (  1,076,637)
  Increase (decrease) in accounts payable
   and accrued liabilities                       127,281   (  1,670,567)
  Increase (decrease) in taxes payable           772,733   (      6,354)
  Decrease (increase)  in security deposits        9,681   (      4,036)

   Net Cash (Used in) Provided by
     Operating Activities                    ( 1,584,575)       106,703

Cash Flows from Investing Activities:
 Acquisition of property, plant and equipment(   327,597)  (    307,490)
 Purchase of short-term investments and
   securities                              (     109,961)  (    313,795)
 Advances of money to officers             (      54,890)          -
 Proceeds of money due from officers              54,912         19,231
 (Increase) in other assets                         -      (      6,192)
 Proceeds from sale of investments             1,245,448        755,078

   Net Cash Provided by Investing Activities     807,912        146,832

Cash Flows from Financing Activities:
     Proceeds from borrowings                  1,000,000           -
     Payment on debt                        (    636,645)  (    216,000)
     Proceeds from stock options exercises       176,940          6,460

   Net Cash Provided by (Used in)
     Financing Activities                        540,295   (    209,540)

Net (Decrease) Increase in Cash             (    236,368)        43,995

Cash at Beginning of Period                      312,150        100,705

Cash at End of Period                        $    75,782     $  144,700

Supplemental Disclosures of Cash Flow
 Information:
   Cash paid during the period for:
     Interest                                $    48,600    $    57,273
     Income taxes                                 27,315         94,525

See notes to Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)



NOTE 1: BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ended November 30, 1996. For further information, refer to the consoli-dated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1995.

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

NOTE 3: INVENTORIES

 The components of inventory consist of the following:

                                  August 31,  November 30,
                                    1996         1995

 Raw materials                    $4,643,287     $3,875,751
 Finished goods                    2,400,601      2,538,346

                                  $7,043,888     $6,414,097

NOTE 4: DEFERRED ADVERTISING

 In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $1,525,288 is accordingly reflected in the balance sheet for the interim period. This deferral is the result of the Company's $8,000,000 media budget for the year which contemplates drastically lower spending in the 4th quarter than in the other three quarters; as well as the Company's Co-op advertising commitments which also anticipates a lower expenditure in the 4th quarter.

 The table below sets forth the calculation:

                                                   1996         1995
                                            (In Millions)  (In Millions)

 Media advertising budget for the fiscal year       $8.0       $  9.3
 Pro-rata portion for nine months                   $6.0       $  7.0
 Media advertising spent                             7.1          7.3
 Accrual (Deferral)                                ($1.1)    ($   . 3)

 Anticipated Co-op advertising commitments          $3.4       $  3.5
 Pro-rata portion for nine months                   $2.5       $  2.6
 Co-op advertising spent                             2.9          2.9
 Accrual (Deferral)                               ($  .4)    ($    .3)

                 CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

 The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                      August 31,     November 30,
                                         1996           1995

 a)  Media advertising                   $1,803          $1,812
 b)  Coop advertising                       485             519
 c)  Accrued returns                        595             435

                                         $2,883          $2,766

All other liabilities were for trade payables or individually did not exceed
 5% of total current liabilities.

NOTE 6: OTHER INCOME

 Other income consists of the following at August 31, 1996 and 1995:


                                             1996            1995

 Interest income                           $150,109        $223,112
 Royalty income                               -               8,349
 Dividend income                              8,474          12,154
 Miscellaneous                                6,747          20,940

                                           $165,330        $264,555

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

 The market value at August 31, 1996 was $3,165,302 as compared to $4,327,475 at November 30, 1995. The cost and market values of the investments at August 31, 1996 were as follows:

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
 Name of Issuer and            Maturity         Interest       Bonds and      Cost of       at Balance          Issue Carried in
 Title of Each Issue             Date             Rate           Notes     Each Issue       Sheet Date             Balance Sheet

 CORPORATE OBLIGATIONS:

 AT&T                          6/01/98             4.750%        $100,000  $   99,006     $  97,125               $   97,125
 Bank America                  7/15/97             6.000          200,000     200,000       199,694                  199,694
 Con Edison                   12/15/96             5.900          100,000      99,875       100,024                  100,024
 Dayton P & L                  5/01/97             5.625          100,000      98,265        99,762                   99,762
 General Motors Acceptance
   Corp.                      10/01/96             8.000          200,000     200,050       200,000                  200,000
 Tennessee Valley              3/04/98             5.125          100,000     100,000        98,188                   98,188
 Union Electric                3/01/97             5.500           50,000      49,244        49,902                   49,902

                                                                             $846,440      $844,695                 $844,695








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
 Name of Issuer and            Maturity Interest      Bonds and   Cost of   at Balance Issue Carried in
 Title of Each Issue            Date      Rate          Notes    Each Issue Sheet Date   Balance Sheet

 GOVERNMENT OBLIGATIONS:

 US Treasury Note              10/31/98  4.750%       $100,000  $    99,684 $  96,781    $    96,781
 US Treasury Note              10/31/98  4.750         200,000      199,992   193,562        193,562
 US Treasury Note              11/15/96  4.375         100,000       99,969    99,781         99,781
 US Treasury Note              10/15/98  7.125         250,000      252,260   253,828        253,828
 US Treasury Note               1/31/97  6.250         100,000       99,500   100,313        100,313
 US Treasury Note              12/31/96  6.125         200,000      197,423   200,500        200,500
 US Treasury Note              11/15/96  4.375         200,000      197,852   199,562        199,562
 US Treasury Note              11/15/96  4.375         200,000      196,133   199,562        199,562
 US Treasury Note              11/15/96  4.375         100,000       98,003    99,781         99,781
 US Treasury Note              11/15/96  4.375         100,000       97,855    99,781         99,781




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
 Name of Issuer and            Maturity Interest      Bonds and    Cost of at Balance  Issue Carried in
 Title of Each Issue            Date      Rate          Notes   Each Issue Sheet Date    Balance Sheet

 GOVERNMENT OBLIGATIONS: (Continued)

 US Treasury Note              11/17/96  5.22%     $   63,000  $     62,191  $     62,385 $     62,385
 US Treasury Note              11/21/96  5.200         45,000        44,424        44,471       44,471
 FHLMC 1628-N                12/25/2013  6.500         50,000        48,024        42,903       42,903
 EE Bonds                      -         7.050         90,000        90,576        90,576       90,576
 FNMA 93-6-26-B               8/25/2023  7.000         10,000         8,897         8,246        8,246
 FNMA 93-224-D               11/25/2023  6.500        104,000       101,873        88,314       88,314
 FNMA 92-2-N                  1/28/2024  6.500         52,000        47,424        42,378       42,378
 FHJMC 1702-U                 3/15/2024  7.00           4,000         3,058         2,821        2,821
 FNMA                          11/10/98  5.050        200,000       199,950       194,062      194,062

                                                                  2,145,088     2,119,607    2,119,607
 EQUITY SECURITIES:
                                                    Number of
                                                      Shares
 Preferred Stock:
 Bank America Corp.                                     8,000       200,000       201,000      201,000

                                                                 $3,191,528    $3,165,302   $3,165,302


                   CCA INDUSTRIES, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

                           (UNAUDITED)


 For the nine month period ended August 31, 1996, the Company had net sales of $30,855,971 and net income of $984,861 after a provision for income taxes of $828,332, as compared to net sales of $29,401,865 and net loss of ($411,398) after a provision for income taxes of($225,671) for the nine month period ended August 31, 1995. Gross margins of 62% for the nine months were better than the 60% margins realized for the nine months in 1995 due to the higher percentage overhead costs (added into the cost of goods) represented in the total cost of goods in 1995, as well as certain product mix fluctuating. Advertising, cooperative and promotional allowance expenditures decreased during the nine month period from $9,953,575 to $8,656,522. Advertising expenditures were 28% of sales for the nine months ended August 31, 1996 as compared with 34% for the period ended August 31, 1995. As part of the registrant's business it is necessary to enter into co-operative advertising agreements and other promotional activities with its accounts, especially upon the introduction of a new product. Both co-op advertising and promotions have a material effect on the Company's operations. If the advertising and promotions are successful, revenues will be increased accordingly. Should the co-op and promotions not be successful, it will have a negative impact on the Company's promotional cost per sale, and have a negative effect on income. The Company attempts to anticipate its advertising and promotional commitments as a percent of gross sales in order to attempt to control its effect on its net income. In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $1.5 million is accordingly reflected in the balance sheet for the interim period. This deferral is the result of the Company's $8.0 million media budget for the year which contemplates drastically lower spending in the 4th quarter than in the other three quarters; as well as the Company's Co-op advertising commitments which also anticipates lower expenditures in the 4th quarter. Specifically, the Company spent approximately $7.1 million in the first nine months on media advertising and, therefore, expensed $6.0 million and deferred $1.1 million as of August 31, 1996. Similarly, as of August 31, 1996 the Company's Co-op advertising commitments for the year ended November 30, 1996 totaled approximately $3.4 million of which $2.9 million was spent in the first nine months resulting in an expense of $2.5 million and a deferral of approximately $.4 million as of August 31, 1996.

 Comparatively as of August 31, 1995, the Company had anticipated media advertising expense in fiscal year 1995 of $9.3 million and spent approximately $7.3 million in the first nine months resulting in a deferral of approximately $.3 million. The anticipated Co-op commitments as of August 31, 1996 were $3.5 million of which $2.9 million was spent resulting in a deferral of $.3 million.

 Selling, general and administrative expenses ("SG&A") decreased as a percentage of sales compared to the prior year. The decrease to 27% from 28% was due to the slightly higher sales volume.

                      CCA INDUSTRIES, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

                           (UNAUDITED)



 For the three month period ended August 31, 1996, net sales were $10,232,749 as compared to $9,023,458 for August 31, 1995. Income for the quarter before taxes increased to $294,618 from ($794,802). Gross margins of 62% for the three months ended August 31, 1996 were up from 56% in 1995. Advertising, cooperative and promotional allowance expense during the quarter decreased to $3,475,998 from $3,646,273. Advertising expenses were 34% of sales for the quarter in 1996 as compared to 40% in 1995. Selling, general and administrative expenses were approximately 25% in the current quarter as compared to 24% in 1995.

 All of the Company's sales were primarily to drugstore chains, food chains and mass merchandisers throughout the United States.

 The Company's financial position as at August 31, 1996 consists of current assets of $16,955,097 and current liabilities of $7,898,229. During the nine month period ended August 31, 1996, shareholders' equity increased from $10,456,516 at November 30, 1995 to $11,586,762 at August 31, 1996. This
was due primarily to the net income generated for the period.

 During the six months, the Company used $1,584,575 in operations, $136,645 to reduce borrowings, and $327,597 to purchase fixed assets; but offset most of the cash requirements by the liquidation of short-term investments of $1,135,487, the proceeds from stock option exercises ($176,940) and proceeds from short-term borrowings of $500,000. These factors resulted in a net decrease in the Company's cash of approximately $236,000.

 The Company believes that its current financial condition is sufficient to support its proposed operations for the near future.

                      CCA INDUSTRIES, INC.

                    PART II OTHER INFORMATION






       All information pertaining to Part II is omitted pursuant to the instructions pertaining to that part.

       The Company did not file any reports on Form 8-K during the three months ended August 31, 1996.

 PART II, ITEM 6. (Continued)                                  EXHIBIT 11

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                COMPUTATION OF EARNINGS PER SHARE

                           (UNAUDITED)




                                  Three Months Ended                                Nine Months Ended
                                      August 31,                                       August 31,

                                  1996                1995                         1996             1995
Item 6.

Primary:
 Average shares
  outstanding                  7,168,751             6,794,733                 7,105,596          6,794,108
 Net effect of dilutive stock
   options--based on the
   treasury stock method
   using average market
   price                         663,557                *                        898,599               *

          TOTALS               7,832,308             6,794,733                 8,004,195          6,794,108

Net income                    $  152,116           ($  489,395)              $   984,861        ($  411,398)

Per share amount                    $.02                 ($.07)                     $.12              ($.06)






* Anti-Dilutive

                            SIGNATURES




 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CCA INDUSTRIES, INC.



                                    By:
                                        David Edell, President



                                    By:
                                        John Bingman, Treasurer