Form 10-K
period 1996-11-30
CCA INDUSTRIES INC
filed 1997-03-03
CIK 721447

CCA10K


               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-K


        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Fiscal Year Ended      Commission File Number
    November 30, 1996                2-85538-B



                      CCA INDUSTRIES, INC.
       (Exact Name of Registrant as specified in Charter)



          DELAWARE                      04-2795439
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)       Identification No.)


   200 Murray Hill Parkway, East Rutherford, New Jersey 07073
  (Address of principal executive offices, including zip code)

                         (201) 330-1400
      (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act: NONE


      Securities registered pursuant to Section 12(g) of the Act:
             Common Stock, par value $.01 per share
                        (Title of Class)


         Class A Common Stock, par value $.01 per share
                        (Title of Class)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to filed such reports), and (2) has been subject to such filing
requirement for the past 90 days.  Yes  X .  No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].


The aggregate market value of the voting stock held by non-affiliates of the Registrant (i.e., by persons other than officers and directors of the Registrant), at the average bid and asked prices, at February 14, 1997, was as follows:



Class of Voting Stock                     Market Value

5,624,221 shares; Common             Bid          Asked
Stock, $.01 par value                $14,412,066  $14,763,580



         At February 14, 1997 there were an aggregate of 7,208,551 shares of Common Stock and Class A Common Stock of the
Registrant outstanding.

               CROSS REFERENCE SHEET


                               Headings in this Form
Form 10-K                      10-K for Year Ended
Item No.                       November 30, 1996


1. Business                    Business

2. Properties                  Property

3. Legal Proceedings           Legal Proceedings

4. Submission of Matters       Submission of Matters to a
   to a Vote of Security       Vote of Security Holders
   Holders

5. Market for Registrant's     Market for the Company's
   Common Equity and           Common Stock and Related
   Related Stockholder         Shareholder Matters
   Matters

6. Selected Financial Data     Selected Financial Data

7. Management's Discussion     Management's Discussion and
   and Analysis of Financial   Analysis of Financial
   Condition and Results       Condition and Results of
   of Operation                Operations

8. Financial Statements        Financial Statements
   and Supplementary Data      and Supplementary Data

9. Changes In and Dis-         Changes In and Dis-
   agreements With             agreements With
   Accountants On Accounting   Accountants On Accounting
   and Financial Disclosure    and Financial Disclosure

10. Directors and              Directors and Executive
    Executive Officers         Officers
    of the Registrant

11. Executive Compensation     Executive Compensation

12. Security Ownership         Security Ownership
    of Certain Beneficial      of Certain Beneficial
    Owners and Management      Owners and Management

13. Certain Relationships      Certain Relationships
    and Related Transactions   and Related Transactions

14. Exhibits, Financial       Exhibits, Financial
    Statement Schedules,      Statement Schedules,
    and Reports on Form       and Reports on Form
    8-K                       8-K

                     TABLE OF CONTENTS


         ITEM                       PAGE

PART I
         1. Business                                 1

         2. Property                                 4

         3. Legal Proceedings                        4

         4. Submission of Matters to a Vote of       4
            Security Holders


PART II
         5. Market for the Company's Common Stock    5
            and Related Shareholder Matters

         6. Selected Financial Data                  6

         7. Management's Discussion and              7
            Analysis of Financial Condition
            and Results of Operations

         8. Financial Statements and                 9
            Supplementary Data

         9. Changes In and Disagreements            10
            with Accountants On Accounting
            and Financial Disclosure


PART III
         10. Directors and Executive Officers       11

         11.  Executive Compensation                13

         12. Security Ownership of Certain          19
             Beneficial Owners and Management

         13. Certain Relationships and Related      21
             Transactions


PART IV
         14. Exhibits, Financial Statement          22
             Schedules, and Reports on Form 8-K

                            PART I

Item 1. BUSINESS

  (a) General

         CCA INDUSTRIES, INC. (hereinafter, the "Company") was incorporated in Delaware on March 25, 1983.

         The Company operates in one industry segment, which may be described generally as the health-and-beauty aids business, selling numerous products, in several health-and-beauty categories. Most are manufactured by contract manufacturers, pursuant to the Company's specifications and formulations.

         The Company owns (or owns license to use) registered trademarks for all of its brand-name products. Thus, its nail treatment products are sold under the trademarked names "Nutra Nail" and "Nutra 60"; hair treatment products are sold under the names "Pro Perm," "Wash 'n Curl," "Wash n Tint" and "Wash 'n Straight"; depilatory products under the name "Hair Off"; skin care products under the name "Sudden Change; oral hygiene products under the mark "Plus+White" and dietary products under the names "Eat 'n Lose," "Hungrex Plus" and "Permathene."

         A substantial number of the Company's products are sold under exclusive license agreements. (See "Business-License Agreements") All of the licensed products and the Company's "wholly-owned" products, are sold to major drug and food chains, mass merchandisers, and wholesale beauty-aids distributors throughout the United States and Canada. Foreign sales accounted for approximately 7.5% of sales.

         Including the principal members of management (see
Directors and Executive Officers), the Company, at November 30,
1996, had 127 sales, administrative, creative, accounting, receiving, and warehouse personnel in its employ.

  (b) Manufacturing and Shipping

         The Company manufactures its hot-wax depilatory 'in house.' Otherwise, the company creates formulations, chooses colors and mixtures, and arranges with independent contractors for the manufacture of its products pursuant to Company specifications. Manufacturing and component-supply arrangements are maintained with several manufacturers and suppliers. Almost all orders and other product shipments are delivered from the Company's own warehouse facilities, which results in more effective inventory control, more efficient shipping procedures, and the realization of related economies.

  (c) Marketing

         The Company markets its products through an in-house sales force of employees, and independent sales representatives throughout the United States. Major drug, food and mass-merchandise retail chains, and leading wholesalers, are the primary focus of the overall sales effort.

         The Company sells its products to approximately 600 accounts, most of which have numerous outlets. (The Company estimates that at least one of its brands is sold in approximately 40,000 stores.) During the fiscal year ended November 30, 1996, the Company's largest customer accounted for approximately 22% of the Company's sales revenues. (None other accounted for as much as 10%.) The loss of this principal customer could materially and negatively effect the Company's earnings.

         Sales of the Company's products are not seasonally dependent. Nevertheless, certain products are sensitive to seasonal trends. For example, sales of depilatories and diet aids, customarily, are considerably stronger in spring and summer months.

         The Company has an in-house advertising department. The advertising staff designs point-of-purchase displays including
'blister cards', sales brochures and packaging layouts. Actual production of displays, brochures, layouts and the like is accomplished through contract suppliers.

  (d) License Agreements

         On March 3, 1986, the Company entered into a license agreement with Alleghany Pharmacal Corporation (the "Alleghany Pharmacal License"). Under the terms of the Alleghany Pharmacal License, the Company was granted, and yet retains, the exclusive right to manufacture subject products, and to use their trademarks: "Nutra Nail," "Nutra 60," "Pro Perm," "Hair Off," "Permathane", "Hungrex Plus," and "IPR 3."

         The Alleghany Pharmacal License requires the Company to pay royalties of 6% per annum on net sales of nail-enamel products sold under the "Nutra Nail" trademark, hair-care products ("Pro-Perm") and dietary products ("Permathane," "Hungrex Plus" and "IPR 3"), and a 1% royalty for nail-enamel products sold under the name "Nutra 60," and for the mitten product sold for use in connection with the "Hair-Off" line of products.

         The Company is required to pay not less than $360,000 per annum in order to maintain the Alleghany Pharmacal License
rights.   (Royalties have always exceeded the minimum; but, if
they did not, the Company would be entitled to maintain the license rights by electing to pay the 'difference.' At the same time, the Company would not be required to pay any fee in excess of actual royalties if sales did not yield 'minimum royalties' and the Company chose in such circumstance to concede the rights.)

         The Alleghany Pharmacal License agreement provides that if, and when, in aggregate, $9,000,000 in royalties has been paid thereunder, the royalty-rate for those products now 'charged' at 6% will be reduced to 1%. As at November 30, 1996, the Company had paid $5,082,202 in royalty payments.

         The products subject of the Alleghany-Pharmacal License accounted for approximately 33% of sales in the fiscal year ended
November 30, 1996.

         The Company has entered into various other license agreements, none of which has had material impact upon the Company's sales or financial results.

         The overwhelming majority of sales revenues other than those realized in respect of Alleghany-Pharmacal License products are from sales of the Company's own, 'wholly owned' products
(e.g., Plus+White, Sudden Change, Wash-n-Curl and others).

  (e) Advertising

         The Company primarily utilizes local and national television advertisements to promote its leading brands. On occasion, print and radio advertisements are engaged. In addition and more-or-less continuously, store-entered product promotions are co-operatively undertaken with customers.

         Each of the Company's brand-name products has attraction for a particular demographic segment of the consumer market, and advertising campaigns are directed to the respective market-segments.

         The Company's in-house staff is responsible for the 'traffic' of its advertising. Placement is accomplished directly and through media-service companies.

  (f) Trademarks

         The Company owns, or owns licensed-use of numerous trademarks for health-and-beauty aids products, which serve to identify the products and the Company's proprietary interests, for and in respect of domestic and international sales. The Company considers these marks to be valuable assets, but there can be no assurance that trademark registration results, or will result, in 'enforceable' marketplace advantages.

  (g) Competition

         The market for cosmetics, health-and-beauty aids, fragrances, and patent medicines is characterized by vigorous competition among producers, many of which have substantially greater financial, technological and marketing resources than the Company. Competitors such as Revlon, L'Oreal, Colgate, Del Laboratories, Unilever, and Procter & Gamble, have Fortune 500 or like status, and public recognition of their products is immediate and 'universal.' Moreover, the Company and its products compete with a large number of manufacturers and distributors of lesser renown that may also have greater resources than the Company.

  (h) Government Regulation

         All of the products which the Company markets is subject to particular regulation by governmental agencies, such as the U.S. Food and Drug Administration, the Federal Trade Commission, and various state and/or local regulatory bodies. In some instances assuming reasonable and sufficient market expectations, the Company would attempt to obtain necessary approvals, but there can be no assurance, in the absence of particular circumstances, that any submissions will result in approvals. Moreover, in the event such requirement circumstances should arise in respect of a planned product, delays inherent in the application process could have a material adverse affect upon any plan of operations subject to the regulatory process.


Item 2. PROPERTY

         The principal executive offices of the Company are located at 200 Murray Hill Parkway, East Rutherford, New Jersey. There, under a net lease, the Company occupies approximately
55,000 square feet of space.   Approximately 40,000 square feet
in such premises is used for warehousing and 15,000 for offices. The annual rental is $259,284, and the lease expires on March 31, 2001.

         The Company leases an additional 30,000 square feet of warehouse space in Paterson, New Jersey, on a net lease basis, for $6,875 a month. That lease expires on September 30, 1997.


Item 3. LEGAL PROCEEDINGS

         The Company is not engaged in any material litigation, but is involved in various legal proceedings in the ordinary course of its business activities.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 12, 1996, the Company held its annual meeting of shareholders. At the meeting, David Edell, Ira W. Berman, Jack Polak, and Stanley Kreitman were elected as directors by the holders of Class A Common Stock. (No proxy was solicited therefor, whereas Messrs. Berman, Polak and David Edell own more than 98% of the Class A Common Stock, and they proposed themselves and Mr. Kreitman.) As proposed by the Board, Sidney Dworkin, Irwin Gedinsky and Dunnan Edell were elected as directors by the holders of the Common Stock, with 5,066,273 votes 'for' the slate and 43,654 votes withheld. Also, the Board's appointment of Sheft Kahn & Company LLP as the company's independent certified public accountants for the 1996 fiscal year was approved, with 4,996,912 votes for, 101,000 against and 12,015 abstentions.

         The Company has not submitted any matter to a vote of security holders since the 1996 Annual Meeting.

                             PART II


Item 5. MARKET FOR THE COMPANY'S COMMON STOCK
        AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock is traded on NASDAQ. The range of high and low bids during each quarter of the 1995 and 1996 fiscal years is as follows:


Quarter Ended                 1996                   1995

  Feb. 28                2 1/2   - 1 1/16       4 1/16 - 2 7/8
  Mar. 31                3 11/16 - 2 1/4         3 3/8 - 2 1/2
  Aug. 31                5 1/8   - 3                 3 - 2 1/8
  Nov. 30                3 1/16  - 2             2 5/8 - 1 3/8



         The published market value of the Common Stock as at February 14, 1997 was 2 5/8 high bid, and 2 9/16 low asked.

         The only unregistered securities sold by the Company during the 1996 fiscal year were the result of sales of Common Stock effected upon exercises of Stock Options previously issued pursuant to the Company's Stock Option Plans (see, "Executive Compensation"), as follows:

                                    Number         Per Share
   Date            Purchaser       of Shares     Consideration

Dec. 11, 1995    David Edell        100,000         $   .50
Dec. 11, 1995    Ira W. Berman      100,000             .50
Dec. 11, 1995    Jack Polak          25,000             .50
Dec. 11, 1995    Sidney Dworkin      50,000             .50
Dec. 11, 1995    Drew Edell          50,000             .40
Dec. 11, 1995    Dunnan Edell        48,600             .40


         Each of the Purchasers is a director and/or officer.
(See, "Directors And Executive Officers") The registration exemption relied upon is that afforded by Section 4(2) of the Securities Act of 1933.

         As at February 1, 1997, there were approximately 350 holders of shares of the Company's equity stock. (There are a substantial number of shares held of record in various street and depository trust accounts which represent approximately 1000 additional shareholders.)


         The Company has never paid any Common Stock dividend.

Item 6.  SELECTED FINANCIAL DATA

                                        Year Ended November 30,

                                         1996       1995          1994          1993          1992
Statement of Income
  Sales                              $39,469,098  $36,849,803  $47,311,591  $43,973,633   $27,064,480
  Other income                           235,925      316,927      357,080      367,248       297,105

                                      39,705,023   37,166,730   47,668,671   44,340,881    27,361,585

Costs and Expenses                    37,790,397   39,397,255   42,956,794   40,020,477    25,327,550

Income (Loss) Before Provision for
  Income Taxes                         1,914,626  ( 2,230,524)   4,711,877    4,320,404     2,034,035

Net Income (Loss)                      1,114,934  ( 1,566,568)   2,815,926    2,605,818     1,210,490

Earnings Per Share:
  Net Income (Loss)             $            .14  ($      .23)  $      .35    $     .32    $      .15

Weighted Average Number of Shares
  Outstanding                          7,989,383    6,794,368    8,116,489    8,033,460     8,022,553

Balance Sheet Data:
                                                           As At November 30,

                                       1996            1995         1994        1993        1992

Working Capital                      $ 9,070,115   $ 7,815,761$  7,600,824  $ 5,424,524   $ 5,938,322
Total Assets                          16,708,079    17,744,086  20,053,893   18,218,629    12,597,015
Total Liabilities                      4,983,870     7,176,503   8,293,534    9,127,235     5,850,567
Total Stockholders' Equity            11,724,209    10,456,516  11,760,359    9,091,394     6,746,448

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Under the terms of the Alleghany Pharmacal License (see "Business-License Agreements"), the royalty-rate for those Alleghany Pharmacal License products now 'charged' at 6% will be reduced to 1% after the sum of $9,000,000 in royalties has been paid thereunder. (Certain products subject of the license are, even now, 'charged' at only 1%. See "Business-License Agreements")

         As at November 30, 1996, the Company had paid or accrued
$5,082,202 in royalty payments to Alleghany.


Comparison of Results for Fiscal years 1996 and 1995

         The Company's revenues for fiscal 1996 increased to $39,705,023, from $37,166,731 in 1995. The increase was due principally to a substantial increase in foreign sales, and a slight increase in domestic sales.

         Gross margins for the year were 62% in 1996 and 62% in 1995. Advertising, cooperative and promotional expenses were $10,655,496, and 27% of sales, in 1996, and $13,332,216, and 36%
of sales, in 1995.

         Selling, general and administrative expenses were $11,408,154, and 29% of sales in 1996, and $11,253,543, and 31%
of sales, in 1995.


Comparison of Results for Fiscal Years 1995 and 1994

         The Company's sales decreased from $47,311,591 in fiscal
1994 to $37,166,731 in fiscal 1995, primarily due to a decrease in sales of the Company's shampoo products.

         Gross margins were 62% in 1995 and 64% in 1994.
Advertising, cooperative and promotional expenses were $13,332,216, and 36% of sales, in 1995, and $13,428,116, 28% of sales, in 1994.

         Selling, general and administrative expenses were $11,253,543, and 31% of sales, in 1995, and $11,817,462, and 25%
of sales, in 1994.


Liquidity and Capital Resources

         As at November 30, 1996, the Company had working capital of $9,070,115 as compared to $7,815,761 at November 30, 1995.
The ratio of total current assets to current liabilities was 2.82 to 1, as compared to a ratio of 2.09 to 1 for the prior year. Stockholders' equity increased to $11,724,209, from $10,456,516.

         The Company's cash position at year end increased to $1,422,783 from $312,150 for the prior year. The increase came mostly from net cash provided by operating activities of approximately $485,000 and the net liquidation approximately of $1,150,000 marketable securities. The Company also spent approximately $407,000 in the acquisition of property and equipment, and $37,000 for intangible assets.

         Management adjusted its advertising budget in line with its sales projections for fiscal 1996, reducing its advertising, cooperative and promotional expenditures to $10,655,495 from $13,332,216.

         Sales increased $2,619,295, at a 62% gross profit margin. The $1,620,000 net profit before taxes from the increased sales, plus the reduction of $2,600,000 in advertising, cooperative and promotional expenses, substantially accounts for the turn around from a pre-tax loss of $2,230,524 in 1995, to pre-tax profit of $1,914,626 in 1996.

         The Company's selling general and administrative expenses were substantially the same for both years. Inventories were down $539,000, and accounts receivable were flat. Current liabilities decreased $2,192,633. Cash at the beginning of the year was $312,150, and increased to $1,422,783 at year end.

         As of November 30, 1996, the Company had the remainder of a term note from a banking institution in the amount of $163,500 at prime rate, and a $3,000,000 line of credit at 1% below prime. As at November 30, 1996, the Company was not utilizing any of its availability under this credit line. The Company has issued a security agreement in connection with the bank financing.


Inventory, Seasonality, Inflation and General Economic Factors

         The Company attempts to keep its inventory for every product at levels that will enable shipment against orders within a three week period. However, certain components must be inventoried well in advance of actual orders because of time-to-
acquire circumstances.   For the most part, purchases are based
upon projected quarterly requirements, which are projected based upon sales indications received by the sales and marketing departments, and general business factors. All of the Company's contract-manufacture products and components are purchased from non-affiliated entities. Warehousing is provided at Company facilities, and all products are shipped from the Company's warehouse facilities.

         The Company does not believe that any of its products are seasonal in nature other than its depilatory and diet brands, which are more active during the Spring and Summer seasons. The Company does not have a product that can be identified as a "Christmas" item.

         Because its products are sold to retail stores (throughout the United States and, in small part, abroad), sales are particularly affected by general economic conditions. Accordingly, any adverse change in the economic climate can have an adverse impact on the Company's sales and financial condition. The Company does not believe that inflation or other general economic circumstance that would negatively affect costs can be predicted, but if unforeseeable such circumstances should occur, they could have material and negative impact on the Company's net sales and revenues, unless the Company were able to pass along related cost increases to its customers.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements are listed under Item 14 in this Form 10-K. The following financial data is a summary of the quarterly results of operations (unaudited) during and for the years ended November 30, 1996 and 1995:


                               Three Months Ended

Fiscal 1996       Feb. 28       May 31      Aug. 31      Nov. 30

Net Sales       $10,125,118  $10,498,104  $10,232,749  $8,613,127

Total Revenue    10,185,709   10,551,604   10,283,988   8,683,722

Cost of Pro-      3,855,577    4,002,443    3,872,840   3,440,195
ducts Sold

Net Income          368,160      464,585      152,116     130,073

Net Income per        .05          .06          .02         .02
 common share


                               Three Months Ended

Fiscal 1995        Feb. 28     May 31      Aug. 31    Nov. 30

Net Sales       $9,442,194  $10,936,213  $9,023,458  $7,447,938

Total Revenue    9,534,235   11,005,479   9,126,706   7,500,311

Costs of Pro-    3,713,318    3,962,589   3,993,808   2,501,315
ducts Sold

Net Income        (182,582)    260,579    (489,395)  (1,155,170)
  (loss)

Net Income
(loss) per          (.03)       .03         (.07)        (.17)
common share

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE


         The Company did not change its accountants within the twenty-four months prior to the date of the most recent financial statements (nor since), and had no reported disagreement with its accountants on any matter of accounting principles or practices.

                            PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS

         The Executive Officers and Directors of the Company are as follows:

                                                   DATE OF FIRST
   NAME                 POSITION                  COMPANY SERVICE

David Edell        President and Chief
                   Executive Officer,
                   Director                            1983

Ira W. Berman      Chairman of the Board
                   of Directors, Secretary,
                   Executive Vice President            1983

Steven Manenti     Sr. Executive Vice
                   President-Sales                     1995

Dunnan Edell       Executive Vice Pres.-
                   Sales, Director                     1984

Drew Edell         Vice President-
                   Manufacturing and
                   New Product Development             1983

Stanley Kreitman   Director                            1996

John Bingman       Treasurer                           1986

Jack Polak         Director                            1983

Sidney Dworkin     Director                            1985

Irwin Gedinsky     Director                            1991



         David Edell, age 65, is President and Chief Executive Officer. Prior to his association with the Company he was a marketing and financial consultant; and, by 1983, he had extensive experience in the health and beauty aids field as an executive director and/or officer of Hazel Bishop, Lanolin Plus and Vitamin Corporation of America.


         Ira W. Berman, age 65, is the Company's Executive Vice President and Corporate Secretary. He is also Chairman of the Board of Directors. Mr. Berman is an attorney who has been engaged in the practice of law since 1955. He received a Bachelor of Arts Degree (1953) and Bachelor of Laws Degree (1955) from Cornell University, and is a member of the American Bar Association.

         Steven Manenti, age 62, graduated with an MBA from Bernard Baruch College in 1956. Mr. Manenti was the President of Faberge, Ltd. from 1984 to 1987, and of Eclipse Laboratories, Inc. from 1987 to 1989. From 1990 to 1992 he was the Executive Vice President of Pavion, Ltd., and from 1992 until he joined the Company in December 1995, he was Executive Vice President and General Manager of Mana Products, Inc.

         Dunnan Edell, An Executive Vice President-Sales, the 41 year-old son of David Edell, became a director in 1994., he joined the Company in 1984, and was appointed Divisional Vice-President in 1986. He was employed by Alleghany Pharmacal Corporation form 1982 to 1984, and by Hazel Bishop from 1977 to 1981.

         Drew Edell, the 39 year-old son of David Edell, is a graduate of Pratt Institute, where he received a Bachelor's degree in Industrial Design. He has been associated with the Company since 1983. In March 1985 he was appointed Vice President-Product Development and Production.

         John Bingman, age 45, received a Bachelor of Science degree from Farleigh Dickenson University in 1973. He is a certified public accountant who practiced with the New Jersey accounting firm of Zarrow, Zarrow & Klein from 1976 to 1986.

         Jack Polak, age 84, has been a private investment consultant since April 1982, and holds a tax consultant certification in The Netherlands. Mr. Polak is a director and Vice President of New York Offices, Inc., Chicago Offices, Inc. and Atlanta Offices, Inc. (each a private company engaged in subleasing and providing office services). From 1977 until 1995, he was a director of Petrominerals Corporation, a public company engaged in oil and gas production, located in Tustin, California. from August 1993 until February 1995, he was a director of Convergent Solutions, Inc. Since February 1995 (upon a merger involving Convergent Solutions), he has been a director of K.T.I. Industries, Inc. of Guttenberg, NJ, and a member of its Board's Audit and Compensation Committee. Convergent Solutions was, and K.T.I. is, a public company engaged in the waste - to - energy business.

         Stanley Kreitman, age 65, has been Vice Chairman of the Board of Manhattan Associates, an equity - investment firm, since 1994. He is also a director of Medallion Financial Corp., an SBIC. Mr. Kreitman has been Chairman of the Board of Trustees of the New York Institute of Technology since 1989, and of Crime-Stoppers Nassau County (NY), since 1994. He is also a director and/or executive committee member of the following organizations:
The New York City Board of Corrections, The New York City Police Foundation, St. Barnabas Hospital, The New York College of Osteopathic Medicine, and the Police Athletic League. From 1975 until 1993, he was President of United States Banknote Corporation, a security printer.

         Irwin M. Gedinsky, age 61, is a certified public accountant who has been affiliated with the New York City public accounting firm of Richard A. Eisner & Company since July 1992. From 1989 until 1992, he was a partner with J.H. Cohn, a public accounting firm in Roseland, New Jersey. From 1956 to 1989, he was an employee and then a partner in the public accounting firm of Granet & Granet. Mr. Gedinsky is a member of numerous accounting societies, a lecturer on taxation and a member of the Board of Directors of Ronson Corp.

         Sidney Dworkin, age 76, has been a director since 1985. He was one of the founders, and from 1966 until 1987, was the President and Chairman of the Board of Revco D.S., Inc., one of the largest drug store chains in the United States. (He terminated his association with Revco in September 1987.) Mr. Dworkin is a certified public accountant and a graduate of Wayne State University. He is also a director of Northern Technologies, Inc., Crager Industries, Inc. and Viragen Inc., and is Chairman of the boards of Comtrex Systems, Inc. General Computer Corp., MarbleEdge Group, Inc., and Interactive Technologies, Inc. He was a director of Neutrogena Corp. until its acquisition by Johnson & Johnson, and is a former Chairman of the National Association of Chain Drug Stores.


Item 11. EXECUTIVE COMPENSATION

  i. Summary Compensation Table

         The following table summarizes compensation earned in 1996, 1995 and 1994 by the Chief Executive Officer and all other executive officers (the "named officers") who were paid as much as $100,000 in 1996.

              Annual Compensation    Long-Term Compensation

                                                  Number
                                                    of      Other
                                                  Shares    Long-
                                      All         Covered   Term
                                      Other         by       com-
Name and                              Annual      Stock      pen-
Principal                             Compen-     Options    sa-
Position       Year  Salary   Bonus   sation(1)  Granted(2)  tion

David Edell,   1996  $337,080 $131,896  $21,560       -        0
President      1995   318,000   63,600   18,456       -        0
and Chief      1994   300,000  185,990   13,571       -        0
Executive
Officer

Ira W. Berman  1996 337,080(3) 131,896   22,876       -        0
Secretary      1995 318,000(4)  63,600   17,096       -        0
and Executive  1994 300,000(4) 185,990   11,609       -        0
vice President

         Annual Compensation    Long-Term Compensation

                                                  Number
                                                    of
                                                  Shares
                                        All       Covered
                                       Other         by
Other
Name and                               Annual     Stock -Long-
Term
Principal                              Compen-    Options -
compen-
Position       Year  Salary   Bonus   sation(1)  Granted(2)
 sation

Dunnan Edell,  1996  185,096   25,000    15,659       -        0
Executive      1995  175,000    3,365    13,440       -        0
Vice President 1994  175,000   50,000     9,498    25,000      0
- Sales

Drew Edell     1996  112,100   15,000    12,063        -       0
Vice Presi-    1995   98,000    1,885     2,925        -       0
dent-Manufact- 1994   98,000   30,000     1,973    25,000      0
uring

Steven Manenti 1996  300,000      -      24,485    100,000     0
Sr. Vice       1995     -         -         -          -       -
President-     1994     -         -         -          -       -
Sales



-------------------------



(1) Includes the personal-use value of Company-leased automobiles, the value of Company-provided life insurance, and health insurance that is made available to all employees, plus directors fees.

(2) Information in respect of stock option plans, appears below in the sub-topic, Employment Contracts/Executive Compensation
Program.

(3) Includes $110,046 paid to the law firm of Ira W. Berman &
Associates, P.C.

(4) Includes $99,396 paid to the New York City law firm of Berman
& Murray, where Mr. Berman was the Senior Partner through 1995.

  ii. 1996 Option Grants, Fiscal Year Option Exercises,
      Year-End Option Valuation, Option Repricing


                   Fiscal 1996 Option Grants

                                                  Potential
                            % of                  Realizable
                            Total                  Value At
                           Options                 Assumed
                           Granted                 Annual
               Number of     To       Expir-       Rates
               Underlying    All      ation       of Appre-
               Shares     Employees    Date       ciation(1)

                                                    5%      10%
Mr. Manenti   100,000       100     Dec. , 2000  $94,334 $239,062


-----------------------


(1) Net gains from potential exercises are estimated based on the SEC-provided assumed rates, and are not intended to forecast possible future appreciation. Actual net gains, if any, are dependent upon the actual future performance of the Common Stock, and overall economic conditions.


         Other than those to Mr. Manenti, no options were granted or issued to named officers in the fiscal year ended November 30, 1996. The next table identifies 1996 fiscal-year option exercises by named officers, and reports a valuation of their options.


Fiscal 1996 Aggregated Option Exercises
   and November 30, 1996 Option Values

                                       Number of       Value of
                                        Shares         Unexer-
               Number of               Covered by       cised
                Shares                 Unexercised   In-the-Money
               Acquired      Value     Options at     Options at
              On Exercise   Realized    November       November
                                        30, 1996      30, 1996(1)

David Edell     100,000     $116,600     497,500       $854,969
Ira W. Berman   100,000     $116,600     492,000        845,000
Dunnan Edell     48,600       61,520      25,000           -
Drew Edell       50,000      107,350      25,000           -
Jack Polak       25,000       29,150        -              -
Sidney Dworkin   50,000       58,200      50,000         90,625
Steven Manenti     -            -        100,000         81,250

(1) Represents the difference between market price and the respective exercise prices of options at November 30, 1996.



                        Repriced Options

         The following table identifies the stock options held by the named officers and all other officers and directors, the exercise prices of which have been reduced during the past 10 years.

                           Original
               Number       Grant     Original     Date      New
             of Shares       Date      Price     Repriced   Price

David Edell    100,000        1/90    $1.50        3/91      .625
Ira W. Berman  100,000        1/90     1.50        3/91      .625
David Edell    100,000        3/90      .75        3/91      .625
Ira W. Berman  100,000        3/90      .75        3/91      .625
Sidney Dworkin 100,000       12/85     1.87        1/88(1)   .50
David Edell    200,000(2)(3)  2/86     1.50(2)(3) 12/87(1)   .55
Ira W. Berman  200,000(2)(3)  2/86     1.50(2)(3) 12/87(1)   .55
David Edell    197,500(3)     2/87     2.50(3)    12/87(1)   .50
Ira W. Berman  192,000(3)     2/87      2.50(3)    12/87(1)  .50


---------------------


(1) In fact, these are options that were canceled and replaced.
In respect thereof, the original price and new price columns represent the canceled option price and the 'replacement' option price.

(2) Represents 101,235 "Non-Qualified Options" at $1.38 per share, and 98,765 "Employee Incentive Stock Options" at $1.80 per share.

(3) These options were canceled and 185,000 "Employee Incentive
Stock Options" at $.55 and 15,000 such options at $.50 were issued to Mr. David Edell and to Mr. Berman.



  iii. Executive Compensation Principles;
       Audit and Compensation Committee

         The Company's Executive Compensation Program is based on guiding principles designed to align executive compensation with Company values and objectives, business strategy, management initiatives, and financial performance. In applying these principles the Audit and Compensation Committee of the Board of Directors, comprised of David Edell, Ira W. Berman, Irwin Gedinsky and Jack Polak, has established a program to:

   * Reward executives for long-term strategic management and the enhancement of shareholder value.

   * Integrate compensation programs with both the Company's annual and long-term strategic planning.

   * Support a performance-oriented environment that rewards performance not only with respect to Company goals but also Company performance as compared to industry performance levels.


  iv. Employment Contracts/Compensation Program

         The total compensation program consists of both cash and equity based compensation. The Audit and Compensation Committee (the "Committee") determines the level of salary and bonuses, if any, for key executive officers other than Messrs. David Edell and Ira Berman. The Committee determines the salary or salary range based upon competitive norms. Actual salary changes are based upon performance.

         Bonuses (see the Summary Compensation Tables), other than Mr. David Edell's and Mr. Berman's, were awarded in consideration of the Company's performance during 1996.

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


  v. Stock Option Plans

         The Company's 1984 Stock Option Plan covered 1,500,000 shares of its Common Stock.

         The Company's 1986 Stock Option Plan covered 1,500,000 shares of its Common Stock.

         The Company's 1994 Stock Option Plan covers 1,000,000 shares of its Common Stock.

         The 1994 Option Plan provides (as had the 1984 and 1986 plans) for the granting of two (2) types of options: "Incentive Stock Options" and "Nonqualified Stock Options". The Incentive Stock Options (but not the Nonqualified Stock Options) are intended to qualify as "Incentive Stock Options" as defined in
Section 422(a) of The Internal Revenue Code. The Plans are not qualified under Section 401(a) of the Code, nor subject to the provisions of the Employee Retirement Income Security Act of 1974.

         Options may be granted under the Options Plans to employees (including officers and directors who are also employees) and consultants of the Company, provided, however, that Incentive Stock Options may not be granted to any non-employee director or consultant.

         Option plans are administered and interpreted by the Board of Directors. (Where issuance to a Board member is under consideration, that member must abstain.) The Board has the power, subject to plan provisions, to determine the persons to whom and the dates on which options will be granted, the number of shares subject to each option, the time or times during the term of each when options may be exercised, and other terms. The Board has the power to delegate administration to a Committee of not less than two (2) Board members, each of whom must be disinterested within the meaning of Rule 16b-3 under the Securities Exchange Act, and ineligible to participate in the option plan or in any other stock purchase, option or appreciation right under plan of the Company or any affiliate. Members of the Board receive no compensation for their services in connection with the administration of option plans.

         Option Plans permit the exercise of options for cash, other property acceptable to the Board or pursuant to a deferred payment arrangement. The 1994 Plan specifically authorizes that payment may be made for stock issuable upon exercise by tender of Common Stock of the Company; and the Executive Committee is authorized to make loans to option exercisers to finance optionee tax-consequences in respect of option exercise, but such loans must be personally guaranteed and secured by the issued stock.

         The maximum term of each option is ten (10) years. No option granted is transferable by the optionee other than upon death.

         Under the plans, options will terminate there (3) months after the optionee ceases to be employed by the Company or a parent or subsidiary of the Company unless (i) the termination of employment is due to such person's permanent and total disability, in which case the option may, but need not, provide that it may be exercised at any time within one (1) year of such termination (to the extent the option was vested at the time of such termination); or (ii) the optionee dies while employed by the Company or a parent or subsidiary of the Company or within three (3) months after termination of such employment, in which case the option may, but need not provide that it may be exercised (to the extent the option was vested at the time of the optionee's death) within eighteen (18) months of the optionee's death by the person or persons to whom the rights under such option pass by will or by the laws of descent or distribution; or
(iii) the option by its terms specifically provides otherwise.

         The exercise price of all nonqualified stock options must be at least equal to 85% of the fair market value of the underlying stock on the date of grant. The exercise price of all Incentive Stock Options must be at least equal to the fair market value of the underlying stock on the date of grant. The aggregate fair market value of stock of the Company (determined at the date of the option grant) for which any employee may be granted Incentive Stock Options in any calendar year may not exceed $100,000, plus certain carryover allowances. The exercise price of an Incentive Stock Option granted to any participant who owns stock possessing more than ten (10%) of the voting rights of the Company's outstanding capital stock must be at least 110% of the fair market value on the date of grant and the maximum term may not exceed five (5) years.

         Consequences to the Company: There are no Federal income tax consequences to the Company by reason of the grant or exercise of an Incentive Stock Option.

         As at November 30, 1996, 1,242,000 stock options, yet exercisable, to purchase 1,242,000 shares of the Company's Common
Stock, were outstanding.


  vi. Performance Graph

         Set forth below is a line graph comparing cumulative total shareholder return on the Company's Common Stock, with the cumulative total return of companies in the NASDAQ Stock Market
(U.S.) and the cumulative total return of Dow Jones's
Cosmetics/Personal Care Index.

[Chart Appears On Last Page of 10K]

                               Cumulative Total Return

                             11/91 11/92 11/93 11/94 11/95 11/96
CCA Industries, Inc.          100   255   964   545   209   336
DJ Equity Market              100   119   131   132   182   233
DJ Cosmetics/personal         100   136   134   162   219   294
         Care


Item 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of the Company's Common Stock and/or Class A Common Stock as of February 11, 1997 by (i) all those known by the Company to be owners of more than five percent of the outstanding shares of Common Stock or Class A Common Stock,
(ii) the Chief Executive Officer and "named officers" (see Executive Compensation-Summary Compensation Table); (iii) each officer and director; and (iv) all officers and directors as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is beneficial owner of them.

                                                Ownership, As A
                                                 Percentage of
                               Number of          All Shares
Name and Address             Shares Owned:        Outstanding

                            Common
                            Stock    Class A


David Edell
c/o CCA Industries, Inc.   123,300   557,615         9.45
200 Murray Hill Parkway
East Rutherford, NJ 07073

Ira W. Berman              128,300   534,615         9.20
c/o CCA Industries, Inc.

Norman Pessin              292,500 (2)  -            4.06
c/o Neuberger & Berman
605 Third Avenue
New York, NY 10158

Jack Polak                  25,000    47,700          1.01
98 Park Avenue
New York, NY 10016

Steven Manenti                -         -               -
c/o CCA Industries, Inc.

Stanley Kreitman              -         -               -
c/o CCA Industries, Inc.

Dunnan Edell                 51,250     -              0.71
c/o CCA Industries, Inc.

Drew Edell                   51,250     -              0.71
c/o CCA Industries, Inc.

Irwin Gedinsky                -         -               -
c/o Richard A. Eisner & Co.
574 Madison Avenue
New York, NY 10022

Sidney Dworkin               50,000     -              0.70
1550 No. Powerline Road
Pompano, FL 33069

John Bingman                  -         -               -
c/o CCA Industries, Inc.


Officers and Directors      429,100   1,139,930        21.77
as a group (10 persons)

(1) David Edell, Ira Berman and Jack Polak own over 98% of the outstanding shares of Class A Common Stock. Messrs. David Edell, Dunnan Edell and Ira Berman are officers and directors. Messrs. Manenti, Bingman and Drew Edell are officers. Messrs. Kreitman, Polak, Gedinsky and Dworkin are directors.

(2) Mr. Pessin's 292,500 shares is 4.83% of the Common Stock shares (i.e., not including Class A Common Stock).



Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         As at November 30, 1996 Dunnan Edell, Vice President of
Sales, was indebted to the Company in the amount of $25,250.  The
Company charges him interest at the prime rate plus 1% per annum.

                             PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENTS,
         SCHEDULES AND REPORTS ON FORM 8-K


         Financial Statements:

         Table of Contents, Independent Auditors' Report, Consolidated Balance Sheets as of November 30, 1996 and 1995, Consolidated Statements of Income for the years ended November 30, 1996, 1995 and 1994, Consolidated Statements of Shareholders' Equity for the periods December 1, 1993 through November 30, 1996, Consolidated Statements of Cash Flows for the years ended November 30, 1996, 1995 and 1994, Notes to Consolidated Financial Statements.


         Financial Statement Schedules:

   Schedule II     Valuation Accounts; Years Ended Nov. 30, 1996,
                   1995 and 1994



         Exhibits:

(a)      The Company's Articles of Incorporation and
         Amendments thereof, and its By-Laws, are incorporated by reference to their filing with the Form 10-K A filed April 5, 1995. (Exhibit pages 000001-23).

(b) The Following Material Contracts and Amendments are incorporated by reference to their filing with the Form 10-KA filed April 5, 1995:
         Amended and Restated Employment Agreements, with David Edell and Ira Berman; License
         Agreement made February 12, 1986 with Alleghany
         Pharmacal Corporation (Exhibit pages 000056-
         90).

(c)      The Company's 1994 Stock Option Plan is
         incorporated by reference to its filing as an exhibit printed in the 1994 Proxy Statement, filed on or about May 15, 1994.

(d)      Exhibit 11: Statement re Per Share Earnings

PART IV, ITEM 14. (d) (Continued)                                              EXHIBIT 11


               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                COMPUTATION OF EARNINGS PER SHARE



                          Year Ended November 30,

                        1996      1995       1994
Item 14.A(3)c.

Primary:
 Average shares outstanding                        7,120,099             6,794,368               6,777,241
   Net effect of dilutive stock
   options--based on the
   treasury stock method
   using average market
   price                                             869,284                *                    1,339,248
                        TOTALS                     7,989,383             6,794,368               8,116,489
Net income (Loss)                                 $1,114,934           ($1,566,568)             $2,815,926
Per share amount                                        $.14                 ($.23)                   $.35
Fully Diluted:
 Average shares outstanding                        7,120,099             6,794,368               6,777,241

 Net effect of dilutive stock
   options--based on the
   treasury stock method
   using higher of ending or
   average market price                              869,284                *                    1,339,248

                        TOTALS                     7,989,383             6,794,368               8,116,489


Net income (Loss)                                 $1,114,934           ($1,566,568)             $2,815,926

Per share amount                                        $.14                 $ .23                   $ .35

* Anti-dilutive


         No Form 8-K was filed during the last quarter of 1995.

         Shareholders may obtain a copy of any exhibit not filed herewith by writing to CCA Industries, Inc., 200 Murray Hill
Parkway, East Rutherford, New Jersey 07073.

                           SIGNATURES


         Pursuant to the requirements of Section 13 or 15(A) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CCA INDUSTRIES, INC.


                               By: s/    David Edell
                                      DAVID EDELL, President



         Pursuant to the requirements of the Securities Exchange
Act of 1934, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.


     Signature              Title                    Date



s/ David Edell         President, Director,
   DAVID EDELL         Chief Executive Officer,
                       and Chief Financial
                       Officer                  February 25,1997

s/ Ira W. Berman       Chairman of the Board
   IRA W. BERMAN       of Directors, Executive
                       Vice President,
                       Secretary                February 25,1997

s/ Dunnan Edell        Vice President,          February 25,1997
   DUNNAN EDELL        Director

s/ Stanley Kreitman    Director                 February 25,1997
   STANLEY KREITMAN

s/ Irwin Gedinsky      Director                 February 25,1997
   IRWIN GEDINSKY

s/ Jack Polak          Director                 February 25,1997
   JACK POLAK

s/ Sidney Dworkin      Director                 February 25,1997
   SIDNEY DWORKIN

              CCA INDUSTRIES, INC. AND SUBSIDIARIES


                CONSOLIDATED FINANCIAL STATEMENTS


                    NOVEMBER 30, 1996 AND 1995

                         C O N T E N T S



INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS . . . . . . . . . .1

FINANCIAL STATEMENTS:

 CONSOLIDATED BALANCE SHEETS . . . . . . . . . . . . . . . . . . . . .2-3

 CONSOLIDATED STATEMENTS OF INCOME (LOSS). . . . . . . . . . . . . . . .4

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY . . . . . . . . . . . .5

 CONSOLIDATED STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . . . . .6

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . 7-22

                   INDEPENDENT AUDITORS' REPORT


Board of Directors
CCA Industries, Inc.
East Rutherford, New Jersey

     We have audited the consolidated financial statements and related schedules of CCA Industries, Inc. and Subsidiaries listed in Item 14(a)(1) and (2) of the annual report on Form 10-K of CCA Industries, Inc. and Subsidiaries for the years ended November 30, 1996, 1995 and 1994. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements and related schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCA Industries, Inc. and Subsidiaries as of November 30, 1996 and 1995, and the consolidated results of their operations and cash flows for the years ended November 30, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

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




                              SHEFT KAHN & COMPANY LLP
                              CERTIFIED PUBLIC ACCOUNTANTS

February 17, 1997
Jericho, New York

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS

                           A S S E T S

                                                     November 30,
                                                1996             1995


Current Assets
 Cash and cash equivalents                  $  1,422,783 $     312,150
 Short-term investments and marketable
   securities (Note 6)                         1,546,289     2,539,037
 Accounts receivable, net of allowances of
    $1,066,549 and $904,953, respectively
   (Note 8)                                    4,017,500     4,044,420
 Inventories (Notes 2, 3 and 8)                5,875,742     6,414,097
 Prepaid expenses and sundry receivables         603,952       329,935
 Due from officers - Current                       3,900         1,500
 Prepaid income taxes and refunds due             87,552       652,710
 Deferred income taxes (Note 9)                  496,267       698,415

   Total Current Assets                       14,053,985    14,992,264

Property and Equipment, net of accumulated
  depreciation and amortization
   (Notes 2 and 4)                               729,706       713,125

Intangible Assets, net of accumulated
 amortization (Note 5)                           155,037       128,538
Other Assets
 Marketable securities (Note 6)                1,540,596     1,701,138
 Treasury bonds                                   93,996        87,300
 Due from officers - Non-current                  25,250        25,250
 Deferred income taxes (Note 9)                   55,292        33,807
 Other                                            54,217        62,664
   Total Other Assets                          1,769,351     1,910,159

   Total Assets                              $16,708,079   $17,744,086

See Notes to Consolidated Financial Statements.


                  CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS


               LIABILITIES AND SHAREHOLDERS' EQUITY


                                                   November 30,
                                               1996            1995


Current Liabilities
 Notes payable - Current portion (Note 8)$      163,500    $    298,078
 Accounts payable and accrued
   liabilities (Note 11)                      4,794,865       6,878,425
 Income taxes payable (Note 9)                   25,505            -

   Total Current Liabilities                  4,983,870       7,176,503
Long-Term Debt (net of current portion)
 (Note 8)                                      -                111,067

Commitments and Contingencies
 (Note 13)

Shareholders' Equity
 Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 6,012,621 and 5,603,871
   shares, respectively                          60,126         56,039
   Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
   1,154,930 and 1,191,230 shares,
   respectively                                  11,549         11,912
 Additional paid-in capital                   4,455,224      4,282,008
 Retained earnings                            7,216,163      6,101,229
 Unrealized gains (losses) on marketable
   securities (Note 6)                 (          6,353)         5,328
                                             11,736,709     10,456,516
 Less: Treasury Stock (5,000 shares at
            November 30, 1996)                   12,500        -

 Total Shareholders' Equity                  11,724,209     10,456,516

 Total Liabilities and Shareholders' Equity $16,708,079    $17,744,086

See Notes to Consolidated Financial Statements.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                         Year Ended November 30,
                                    1996         1995          1994

Revenues
 Sales of health and beauty
     aid products, net             $39,469,098  $36,849,803   $47,311,591

 Other income                          235,925      316,928       357,080

                                    39,705,023   37,166,731    47,668,671
Costs and Expenses
 Cost of sales                      15,171,055   14,171,030    16,884,542
 Selling, general and
     administrative expenses        11,408,154   11,253,593    11,817,462
 Advertising, cooperative and
     promotions                     10,655,495   13,332,216    13,428,116
 Research and development              459,082      496,716       593,556
 Provision for doubtful accounts        45,855       87,697       156,649
 Interest expense                       50,756       56,003        76,469

                                   37,790,397    39,397,255    42,956,794

   Income (Loss) before Provision
     for Income Taxes               1,914,626  (  2,230,524)    4,711,877

Provision for Income Tax
 (Benefit)                            799,692  (    663,956)    1,895,951

   Net Income (Loss)              $ 1,114,934 ($  1,566,568)  $ 2,815,926


Weighted Average Shares
 Outstanding                        7,989,383     6,794,368     8,116,489

Income Per Common Share
 (Note 2):
      Net Income (Loss)                  $.14        ($ .23)         $.35


See Notes to Consolidated Financial Statements.

                        CCA INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE PERIODS DECEMBER 1, 1993 THROUGH NOVEMBER 30, 1996
                                                                                     Unrealized
                                                         Additional                Gain (Loss) on
                                    Common Stock         Paid-In       Retained    Marketable
                                 Shares      Amount       Capital       Earnings    Securities


Balance - December 1, 1993        6,740,251   $67,402    $ 4,172,121     $4,851,871  $      -

Issuance of common stock             49,200       492        103,414        -               -

Net income for the year             -          -             -            2,815,926         -

Unrealized loss on marketable
 securities                         -          -             -              -          (  250,867)

Balance - December 1, 1994        6,789,451    67,894      4,275,535      7,667,797    (  250,867)

Issuance of common stock              5,700        57          6,473        -               -

Net loss for the year               -          -             -         (  1,566,568)        -

Unrealized gain on marketable
 securities                         -          -             -             -              256,195

Balance - December 1, 1995        6,795,151     67,951     4,282,008      6,101,229         5,328

Issuance of common stock            372,400      3,724       173,216       -                -

Net Income for the year             -           -             -           1,114,934         -

Unrealized (loss) on marketable
 securities                         -           -             -            -            (  11,681)

Purchase of Treasury Stock      (     5,000)  (    50)  (     12,450)      -                -

Balance - November 30, 1996       7,162,551    $71,625    $4,442,774     $7,216,163    ($   6,353)

See Notes to Consolidated Financial Statements.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEAR ENDED NOVEMBER 30,


                                       1996           1995        1994

Cash Flows from Operating Activities:
 Net income (loss)                     $1,114,934  ($1,566,568)  $2,815,926
 Adjustments to reconcile net
     income (loss) to net cash provided
     by (used in) operating activities:
 Depreciation and amortization            400,790      332,802      251,245
 Amortization of bond discount              2,041        6,576         -
 Decrease in advanced royalties              -            -          81,667
 (Gain) loss on disposal of assets(        18,237)           5 (     26,033)
 Decrease (increase) in accounts
   receivable                              26,920    1,294,608 (  2,618,736)
 Decrease (increase) in inventory         538,355    1,104,429 (    570,003)
 Decrease (increase) in prepaid
   expenses and sundry receivables        288,741 (   608,999)       38,959
 Decrease (increase) in deferred
   income taxes                           180,663 (   185,355) (     92,464)
 (Decrease) increase in accounts
   payable and accrued liabilities   (  2,083,560)(   721,688) (    323,474)
 Increase (decrease) in income
   taxes payable                           25,505 (     6,354) (    295,601)
 Decrease (increase) in security
   deposits                                 8,447 (    12,094)        6,211

     Net Cash Provided by (Used in)
     Operating Activities                 484,599 (   362,638) (    732,303)

Cash Flows from Investing Activities:
 Acquisition of property and
   equipment                        (     407,206)(   355,719) (    440,962)
 Proceeds from sale of property              -          -            42,150
 Payment for intangible assets      (      36,664) (   49,764) (     51,045)
   Purchase of marketable securities (  1,102,669)(   116,475) (  1,929,337)
 Proceeds from sale of marketable
   securities                           2,253,778   1,353,894     1,604,196
 Purchase of treasury stock          (     12,500)       -             -
 Proceeds of money due from
   officers                               -            19,731          -
 Increase in other assets                 -          (  6,192)         -

   Net Cash Provided (Used In)
     Investing Activities                 694,739     845,475  (    774,998)

Cash Flows from Financing Activities:
 Proceeds from borrowings               1,769,152     688,320       700,000
 Payment on debt                      ( 2,014,797)  ( 966,242)  (   994,715)
 Proceeds from exercise of
   stock options                          176,940       6,530       103,906

   Net Cash (Used In)
     Financing Activities             (    68,705)(   271,392)  (   190,809)

Net Increase (Decrease) In Cash         1,110,633     211,445  (  1,698,110)

Cash at Beginning of Year                 312,150     100,705     1,798,815
Cash at End of Year                    $1,422,783  $  312,150  $    100,705
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
   Interest                          $     54,487 $    72,021  $     76,912
   Income taxes                            26,245     102,625     2,219,481

See Notes to Consolidated Financial Statements.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

 The Company was incorporated in Delaware on March 25, 1983.

 The Company manufactures and distributes health and beauty aid products.

 The Company has several subsidiaries (CCA Cosmetics, Inc., CCA Labs, Inc., CCA Industries (UK) Limited and Berdell, Inc.), all of which are currently inactive.

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

 Depreciation and amortization are provided on the straight-line method over the following estimated useful lives or lease terms of the assets:

   Machinery and equipment              7-10 Years
   Furniture and fixtures               5-7  Years
   Tools, dies and masters              2-7  Years
   Transportation equipment               7  Years
   Leasehold improvements               7-10 Years or life
                                        of lease, whichever is
                                        shorter
   Intangible Assets:

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

NOTE 3 - INVENTORIES

   At November 30, 1996 and 1995, inventories consist of the following:

                                         1996        1995

   Raw materials                      $4,065,961  $3,875,751
   Finished goods                      1,809,781   2,538,346

                                      $5,875,742  $6,414,097

NOTE 4 - PROPERTY AND EQUIPMENT

   At November 30, 1996 and 1995, property and equipment consisted of the following:
                                            1996            1995

   Machinery and equipment            $    288,067    $    225,312
   Furniture and equipment                 280,942         264,589
   Transportation equipment                  1,917           1,917
   Tools, dies, and masters              1,465,425       1,137,327
   Leasehold improvements                  108,474         108,474

                                         2,144,825       1,737,619
   Less:  Accumulated depreciation
                  and amortization       1,415,119       1,024,494

   Property and Equipment - Net       $    729,706     $   713,125

   Depreciation and amortization expense for the years ended November 30, 1996, 1995 and 1994 amounted to $390,625, $325,609 and $247,018, respectively.

                    CCA INDUSTRIES, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  NOTE 5 - INTANGIBLE ASSETS

   Intangible assets consist of the following at November 30, 1996 and
   1995:
                                                    1996           1995

   Patents and trademarks                           $191,148     $154,484
   Less:  Accumulated amortization                    36,111       25,946

   Intangible Assets - Net                          $155,037     $128,538

   Amortization expense for the years ended November 30, 1996, 1995 and 1994 amounted to $10,165, $7,193 and $4,227, respectively.

NOTE 6 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

   Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. In accordance with SFAS No. 115, the Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at November 30, 1996 and 1995 were as follows:

                                        1996                   1995
   Current:                         COST        MARKET     COST     MARKET

   Corporate obligations       $  447,384 $  450,319  $  701,026  $ 704,373
   Government obligations
     (including mortgage
       backed securities)         886,711    891,346   1,633,616  1,631,664
   Preferred stock                200,000    204,624     200,000    203,000

       Total                    1,534,095  1,546,289   2,534,642  2,539,037

   Non-Current:

   Corporate obligations          199,006    198,282     846,340    843,026
   Government obligations       1,454,133  1,436,310     941,165    945,412

       Total                    1,653,139  1,634,592   1,787,505  1,788,438

       Total                   $3,187,234 $3,180,881  $4,322,147 $4,327,475

                                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 -     SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

 A detail list of the securities held follows:

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
 Name of Issuer and            Maturity  Interest      Bonds and   Cost of   at Balance Issue Carried in
 Title of Each Issue            Date      Rate          Notes     Each Issue Sheet Date  Balance Sheet

 CORPORATE OBLIGATIONS:
 AT&T                          6/01/98    4.750%        $100,000  $   99,006     $  98,938   $   98,938
 Bank America                  7/15/97    6.000          200,000     200,000       200,334      200,334
 Con Edison                   12/15/96    5.900          100,000      99,875       100,004      100,004
 Dayton P & L                  5/01/97    5.625          100,000      98,265       100,005      100,005
 Tennessee Valley              3/04/98    5.125          100,000     100,000        99,344       99,344
 Union Electric                3/01/97    5.500           50,000      49,244        49,976       49,976

                                                                    $646,390      $648,601     $648,601



                             CCA INDUSTRIES, INC. AND SUBSIDIARIES

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 -    SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)
   COL. A                                             COL. B      COL. C      COL.D         COL.E
                                                                                       Amount at Which
                                                                                       Each Portfolio
                                                      Number of                Market  Of Equity Security
                                                   Units-Principal             Value of  Issues and Each
                                                     Amount of               Each Issue   Other Security
 Name of Issuer and            Maturity  Interest      Bonds and   Cost of   at Balance Issue Carried in
 Title of Each Issue            Date      Rate          Notes     Each Issue Sheet Date  Balance Sheet

 GOVERNMENT OBLIGATIONS:

 US Treasury Note               10/31/98 4.750%     $100,000  $    99,684 $  98,469      $  98,469
 US Treasury Note               10/31/98 4.750       200,000      199,992   196,938        196,938
 US Treasury Note               10/15/98 7.125       250,000      251,994   256,798        256,798
 US Treasury Note                1/31/97 6.250       100,000       99,500   100,156        100,156
 US Treasury Note               12/31/96 6.125       200,000      197,423   200,126        200,126
 US Treasury Note                 5/2/97 5.275       200,000      194,874   195,108        195,108
 US Treasury Note                1/31/98 5.125       200,000      199,695   198,876        198,876
 US Treasury Note                4/30/98 5.125       190,000      189,883   188,991        188,991
 US Treasury Note                4/30/98 5.125        10,000        9,992     9,947          9,947


                              CCA INDUSTRIES, INC. AND SUBSIDIARIES

                             MARKETABLE SECURITIES - OTHER INVESTMENTS

NOTE 6 -     SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

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
 Name of Issuer and            Maturity  Interest      Bonds and   Cost of   at Balance Issue Carried in
 Title of Each Issue            Date      Rate          Notes     Each Issue Sheet Date  Balance Sheet

 GOVERNMENT OBLIGATIONS (Continued):

 US Treasury Note                2/6/97  5.176%    $200,000   $   197,452  $ 197,884      $    197,884
 US Treasury Note               2/13/97  5.155      200,000       197,462    198,072           198,072
 FHLMC 1628-N                12/25/2013  6.500       50,000        48,024     45,503            45,503
 EE Bonds                      -         7.050       90,000        93,996     93,996            93,996
 FNMA 93-6-26-B               8/25/2023  7.000       10,000         8,688      8,588             8,588
 FNMA 93-224-D               11/25/2023  6.500      104,000       101,873     93,017            93,017
 FNMA 92-2-N                  1/28/2024  6.500       52,000        47,424     44,738            44,738
 FHJMC 1702-U                 3/15/2024  7.00         4,000         2,938      2,887             2,887
 FNMA                          11/10/98  5.050      200,000       199,950    197,562           197,562

                                                                2,340,844  2,327,656         2,327,656
 EQUITY SECURITIES:
                                          Number of
                                           Shares
 Preferred Stock:
 Bank America Corp.                                   8,000       200,000    204,624           204,624

                                                               $3,187,234 $3,180,881        $3,180,881

                                                -13-

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
         (Continued)

   During the year ended November 30, 1996 available-for-sale securities were liquidated and proceeds amounting to $2,253,778 were received, with resultant realized gains totaling $18,237. Cost of available-for-sale securities includes unamortized premium or discount.

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

   From the period March 3, 1986 to June 3, 1986, the Company was required to pay a 7% royalty on all net sales. Thereafter, it is required to pay a 6% royalty on net sales but no less than $360,000 per annum to maintain its license. After the sum of $9,000,000 in royalties has been paid to Alleghany, the royalty is reduced to 1% of net sales. The
   Company has expanded the lines licensed from Alleghany and pays only
   1% royalty on various new products created by the Company. As of November 30, 1996, $5,082,202 of royalties have been paid or accrued and only $3,917,798 still remains until the $9,000,000 level is reached.

   As of November 30, 1996, all of the advance payments have been charged against income.

NOTE 8 - LONG-TERM DEBT

   Long-term debt consisted of the following at November 30, 1996 and
   1995:
                                                  1996          1995
   Note payable - Bank (A)                      $163,500      $399,067
   Notes payable - AFCO (B)                         -           10,078
                                                 163,500       409,145
   Less:  Current portion                        163,500       298,078
                                              $     -         $111,067

                 CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LONG-TERM DEBT (Continued)

   (A) Note payable - Bank represents the balance of a $1,119,067 loan that was due in monthly installments of $24,000 plus interest to February 1996. Interest was calculated on the outstanding balance at prime. In connection with this loan, the bank has been given a secured interest in all of the accounts receivable and inventory of the Company and its subsidiaries. At November 30, 1996, the bank's prime rate was 8 1/4%.

        In May 1996 the Company refinanced $327,000 (representing the balance on its term note) at prime. The note is due in installments of $27,250 plus interest through May 1997.

   (B) Notes payable - AFCO represented a 9-month financing arrangement of the Company's insurance premiums at 8.93% and 8.065% during 1996 and 1995, respectively.

   The Company's long-term debt is due to mature as follows:

         Year Ending
         November 30,

           1997                                         $163,500
           1998                                            -
           1999                                            -
           2000                                            -
           2001                                            -
                                                        $163,500

   The Company has an available line of credit of $3,000,000. Interest is calculated on the outstanding balance at prime minus 1% or Libor plus 150 basis points. As of November 30, 1996, the Company was not utilizing any of its available line.

NOTE 9 - INCOME TAXES

   The Company and its subsidiaries file a consolidated federal income tax return. No returns have been examined by the Internal Revenue Service.

                 CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -INCOME TAXES (Continued)

   The Company has temporary differences arising from the following:

                                                                Classified As
                                              Deferred     Short-      Long-
      Type                            Amount     Tax       Term      Term
                                                            Asset (Liability)

   Depreciation                 $    220,070  $  88,441   $      -    $88,441
 Reserve for bad debts               143,647     57,728      57,728      -
 Reserve for returns                 679,675    273,144     273,144      -
 Reserve for obsolete
 Inventory                           922,903    370,892     370,892      -
 Section 263A costs                  228,995     92,027      92,027      -

                                  $2,195,290    882,232     793,791    88,441
 Tax asset valuation
   allowance                                  ( 330,673) (  297,524) ( 33,149)
 Net deferred income
    tax                                        $551,559    $496,267   $55,292

 The tax asset valuation allowance decreased by $63,600 during the year ended November 30, 1996.

 Income tax expense (benefit) is made up of the following components:

                                           November 30, 1996
                                                 State &
                                 Federal         Local          Total

   Current tax expense            $85,795     $  57,622       $143,417
   Tax credits                       -             -              -
   Deferred tax benefit           513,007       143,268        656,275

                                 $598,802      $200,890       $799,692

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -  INCOME TAXES (Continued)

                                         November 30, 1995
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

                                         November 30, 1994
                                               State &
                                  Federal        Local        Total

   Current tax expense           $1,514,097    $495,485   $2,009,582
   Tax credits                 (     21,162)       -    (     21,162)
   Deferred tax (benefit)      (     70,905) (   21,564)(     92,469)
                                 $1,422,030    $473,921   $1,895,951


   Income taxes payable are made up of the following components:

                                           State &
                                 Federal         Local        Total

   November 30, 1996               $24,598     $   907       $25,505


   November 30, 1995              $    -       $   -        $     -


   November 30, 1994              $    -        $6,354      $  6,354

                          CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -  INCOME TAXES (Continued)

   A reconciliation of income tax expense computed at the statutory rate to income tax expense at the effective rate for each of the three years ended November 30, 1996 is as follows:

                                                   1996                    1995                  1994
                                                         Percent         Percent              Percent
                                                        Of Pretax      of Pretax              of Pretax
                                              Amount     Income         Amount    Income       Amount     Income
 Income tax (benefit) expense at
   statutory rate                           $650,973      34.00%    ($758,379)  ( 34.00%)  $1,602,038     34.00%
 Increases (decreases) in taxes
   resulting from:
   State income taxes, net of federal
               income tax benefit           120,810        6.31    (  106,377)  (  4.77  )    292,988      6.22
   Non-deductible expenses and
     other adjustments                       27,909        1.46       207,980      9.32        22,087       .47
   Utilization of tax credits                  -            -      (    7,180)   (  .32  )  (  21,162)  (   .45)
 Income tax expense at
     effective rate                        $799,692       41.77%    ($663,956)  ( 29.77%)  $1,895,951     40.24%


              CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STOCK OPTIONS

   On November 15, 1984, the Company authorized the granting of incentive stock options as well as non-qualified options. The plan was amended in 1986 and again in 1994. The following summarizes the stock options outstanding under these plans as of November 30, 1996.
                               Number       Per Share
                                Of            Option
      Date Granted             Shares        Price       Expiration

   December 1987              294,500         .50          1997
   January 1988               370,000         .55          1997
   March 1989                 200,000         .75          1999
   January 1990               200,000         .63          1999
   December 1991               27,500         .50          1996
   June 1995                   50,000        4.50          2000
   December 1995              100,000        1.50          2000

                            1,242,000

   The following summarizes the activity of shares under option for the two years ended November 30, 1996:

                               Number       Per Share
                                Of            Option
                               Shares         Price        Value

   Balance - November 30,
      1994                   1,466,300    $  .40 - $ .75    816,720

     Granted                    55,000      $1.25- $4.50    231,250
     Exercised           (       5,700)     $ .40- $ .75 (    6,530)
   Balance - November 30,
      1995                   1,515,600      $ .40- $4.50 $1,041,440

     Granted                   100,000             $.150    150,000
     Exercised            (    373,600)      $.40 - $.50(   176,940)
   Balance - November 30,
      1996                   1,242,000       $.50- $4.50 $1,014,500

                      CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

   The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                               November 30,
                                            1996          1995
                                              (In Thousands)

   Media advertising                     $*            $1,812
   Coop advertising                           321         519
   Accrued returns                            505         435
                                           $  826      $2,766

   All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

   * Under 5%

NOTE 12 - OTHER INCOME

   Other income was comprised of the following:

                                                 November 30,
                                          1996        1995         1994

   Interest income                       $195,234   $271,505      $311,684
   Dividend income                         16,511     16,164        16,357
   Realized gain (loss) on
      disposal of assets                   18,237   (     5)        26,033
   Royalty income                            -       11,648           -
   Miscellaneous                            5,943    17,616          3,006

                                         $235,925  $316,928       $357,080

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

   Rent expense for the years ended November 30, 1996, 1995 and 1994 was $426,621, $414,907 and $381,805, respectively.

   Future commitments under noncancellable operating lease agreements for each of the next five (5) years and in the aggregate are as follows:

   Year Ending
   November 30,

       1997                          $    414,866
       1998                               315,076
       1999                               290,018
       2000                               278,049
       2001 and thereafter                 90,428

          Total                        $1,388,437

   On March 3, 1986, the Company entered into a License Agreement with Alleghany Pharmacal Corporation (See Note 7).

   The Company has entered into various other License Agreements, none of which materially affect the Company's sales, financial results, financial condition, or should materially affect its future results of operations.

   There are various matters in litigation that arose out of the normal opera-tions of the Company which, in the opinion of management, will not have a material adverse effect on the financial condition of the Company.

NOTE 14 - RELATED PARTY TRANSACTIONS

   The Company has an outstanding loan of $25,250 from its Vice President in charge of Sales; which was made to aid him in obtaining a first mortgage on his home. This loan is secured by a second mortgage and carries an interest rate at 1% over prime. Interest is payable semi-annu-

   ally. The Vice President is the son of Mr. David Edell, the President of the Company.

   As at November 30, 1996, one of the members of the board was indebted to the Company for $12,500 used to exercise stock options. The note was repaid in full, with interest, in January 1997

   The Company has retained the law firm of Berman & Murray as its general counsel. Ira W. Berman, a former member of the firm, is the Secretary, Chairman of the Board and a principal shareholder of the Company.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 15 -  MAJOR CUSTOMERS AND FOREIGN SALES

   During the years ended November 30, 1996, 1995 and 1994, certain customers each accounted for more than 5% of the Company's total sales, as follows:

   Customer                                  1996        1995         1994

       A                                      22%         22%          18%
       B                                        9          7            9
       C                                        7          7            9
       D                                        6          5            *

   * Under 5%
   During the year ended November 30, 1996, foreign sales accounted for 7.57% of the Company's total sales. Foreign sales had been under 5% in total for each of the prior two years.

NOTE 16 - SUBSEQUENT EVENTS

   In December 1996 David Edell and Ira W. Berman exercised stock options and purchased 30,000 shares of the Company's common stock respectively at $.50 per share. They paid for the stock by giving back to the Company 7,000 shares of the Company's own stock valued at approximately $2 5/32 per share.

                                                            SCHEDULE II

                 CCA INDUSTRIES, INC. AND SUBSIDIARIES

                           VALUATION ACCOUNTS

              YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994



   COL. A                      COL. B      COL. C     COL. D          COL. E


                                          Additions
                              Balance at  Charged To                  Balance
                              Beginning   Costs and                    At End
 Description                   Of Year    Expenses   Deductions       Of Year


Year ended November 30, 1996:
 Allowance for doubtful
 accounts                      $157,204     $45,855     $59,412      $143,647

 Reserve for returns           $747,749  $4,555,422  $4,380,269      $922,902

Year ended November 30, 1995:
 Allowance for doubtful
 accounts                      $208,863    $139,355    $191,014      $157,204

 Reserve for returns           $770,933  $2,841,439  $2,864,623      $747,749


Year ended November 30, 1994:
 Allowance for doubtful
 accounts                      $102,388    $156,649     $50,174      $208,863

 Reserve for returns           $779,273  $3,056,002  $3,064,342      $770,933