Form 10-Q
period 1997-02-28
CCA INDUSTRIES INC
filed 1997-04-15
CIK 721447

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 28, 1997

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

Common Stock, $.01 Par Value - $6,058,621 shares as of February 28, 1997

  Class A Common Stock, $.01 Par Value - $1,154,930 shares as of
                         February 28, 1997

               CCA INDUSTRIES, INC. AND SUBSIDIARIES








                               INDEX

                                                   Page
                                                  Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    February 28, 1997 and November 30, 1996        1-2

  Consolidated Statements of Operations
    for the three months ended February 28, 1997
    and February 29, 1996                          3

  Consolidated Statements of Cash Flows for
    the three months ended February 28, 1997
    and February 29, 1996                          4-5

  Notes to Consolidated Financial Statements        6-12

  Management Discussion and Analysis of
    Results of Operations and Financial
    Condition                                        13

PART II OTHER INFORMATION                          14-15
SIGNATURES                                          16

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS


                            A S S E T S

                                             February 28,     November 30,
                                                1997             1996
Current Assets
 Cash and cash equivalents                      $1,541,365       $1,422,783
 Short-term investments and marketable
   securities (Note 4)                           1,486,244        1,546,289
 Accounts receivable, net of allowances of
    $1,013,392 and $1,066,549, respectively
   (Note 8)                                      4,179,291        4,017,500
 Inventories                                     6,233,518        5,875,742
 Prepaid expenses and sundry receivables           603,074          603,952
   Due from officers - Current                       1,500            3,900
 Prepaid income taxes                               42,911           87,552
 Deferred income taxes                             479,775          496,267
 Deferred Advertising                              294,613             -

   Total Current Assets                         14,862,291       14,053,985

Property and Equipment, net of accumulated
  depreciation and amortization                    701,490          729,706

Intangible Assets, net of accumulated
 amortization of $39,001 at February 28, 1997
   and $36,111 at November 30, 1996                162,958          155,037

Other Assets
 Marketable securities                           2,023,151        1,540,596
 Treasury bonds                                     95,904           93,996
 Due from officers - Non-current                    25,250           25,250
 Deferred income taxes                              60,171           55,292
 Other                                              53,867           54,217

   Total Other Assets                            2,258,343        1,769,351

   Total Assets                                $17,985,082      $16,708,079

See Notes Consolidated to Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS


               LIABILITIES AND SHAREHOLDERS' EQUITY




                                              February 28,     November 30,
                                                 1997             1996

Current Liabilities
 Notes payable - Current portion             $     81,750   $    163,500
  Accounts payable and accrued liabilities      5,847,199      4,794,865
 Income taxes payable                              47,697         25,505

   Total Current Liabilities                    5,976,646      4,983,870

Shareholders' Equity
 Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 6,058,621 and 6,012,621
   shares, respectively                            60,586         60,126
 Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
   1,154,930 shares, respectively                  11,549         11,549
 Additional paid-in capital                     4,454,764      4,455,224
 Retained earnings                              7,526,164      7,216,163
 Unrealized (losses) on marketable
   securities                              (       26,658)(        6,353)
                                               12,026,405     11,736,709
   Less: Treasury Stock (7,500 shares at
             February 28, 1997)                    17,969         12,500

   Total Shareholders' Equity                  12,008,436     11,724,209

   Total Liabilities and Shareholders' Equity $17,985,082    $16,708,079

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                            (UNAUDITED)



                                          Three Months   Three Months
                                            Ended           Ended
                                         February 28,    February 29,
                                            1997            1996



Sales of health and beauty products, net    $8,617,289    $10,125,118
Other income                                    81,228         60,591

                                             8,698,517     10,185,709

Costs and Expenses
  Costs of sales                             3,076,627      3,855,577
  Selling, general and administrative
    expenses                                 2,764,341      2,844,468
  Advertising, cooperative and promotions    2,169,725      2,609,294
  Research and development                     133,864        136,286
  Provision for doubtful accounts               34,834         60,768
  Interest expense                               2,829         13,441

                                             8,182,220      9,519,834

  Income before Income Taxes                   516,297        665,875

Provision for Income Taxes                     206,296        297,715

  Net Income                               $   310,001   $    368,160

Net Income per Common Share (Note 2)              $.04           $.05








See Notes to Consolidated Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS

                            (UNAUDITED)

                                             Three Months   Three Months
                                                Ended          Ended
                                             February 28,   February 29,
                                                1997            1996
Cash Flows from Operating Activities:
 Net Income                                  $  310,001    $    368,160
 Adjustments to reconcile net income
   to net cash provided by (used in)
    operating activities:
 Depreciation and amortization                   93,060          86,081
 Amortization of bond premium                       266             762
 Gain on sale of securities                  (    3,202)
 Decrease (increase) in deferred income taxes    11,613  (       27,093)
 (Increase) in accounts receivable          (   161,791)   (  2,717,645)
 (Increase) decrease in inventory           (   357,776)        410,688
 (Increase) in prepaid expenses             (   293,735)  (     744,119)
 Increase in accounts payable                 1,052,334       1,299,869
 Increase in income taxes payable                66,833         323,738

   Net Cash Provided by (Used in)
     Operating Activities                       717,603   (     999,559)
Cash Flows from Investing Activities:
 Acquisition of property, plant and equipment(   72,765)  (      50,752)
 Proceeds of monies due from officers             2,400            -
 Decrease (increase) in other assets                350   (         950)
 Purchase of short-term investments         ( 1,236,702)           -
 Proceeds from sale of investments              794,915         400,045
 Purchase of treasury stock                 (     5,469)           -

      Net Cash (Used in ) Provided by
        Investing Activities               (     517,271)       348,343

Cash Flows from Financing Activities:
 Payment on debt                          (       81,750)(       82,078)
 Proceeds from stock option exercises               -           166,940
 Proceeds form short term borrowing                 -           400,000

   Net Cash (Used in) Provided by
     Financing Activities                 (       81,750)       484,862

Net Increase (Decrease) in Cash                  118,582  (     166,354)

Cash and Cash Equivalents at Beginning
 of Period                                     1,422,783        312,150
Cash and Cash Equivalents at End
 of Period                                    $1,541,365    $   145,796
Supplemental Disclosures of Cash Flow
 Information:
   Cash paid during the period for:
     Interest                              $       1,667    $    14,246
     Income taxes                                127,850           -

See Notes to Consolidated Financial Statements.


               CCA INDUSTRIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

                            (UNAUDITED)

                                               Three Months Three Months
                                                  Ended        Ended
                                               February 28, February 29,
                                                  1997        1996
Supplemental Schedule of Noncash Investing and
Financing Activities:
  The Company issued common stock in
  exchange for exercise of options and surrender
  of options and surrender of outstanding shares
  of stock:
   Common stock retired                           $30,000     $   -
   Common stock issued                          (  30,000)        -
                                                $    -        $   -


























See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)


NOTE 1: BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operat ing results for the three month period ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ended November 30, 1996. For further information, refer to the consoli-

 dated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1995.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation:

 The consolidated financial statements include the accounts of the Com pany and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Property and Equipment and Depreciation and Amortization:

 Property and equipment are stated at cost. The Company charges to expense repairs and maintenance items, while major improvements and betterments are capitalized. When the Company sells or otherwise dis poses of property and equipment items, the cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is included in earnings.

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
 Tools, dies and masters             2--7 years
 Transportation equipment               7 years
 Leasehold improvements              7-10 years or life of lease which ever
                                          is shorter

 Intangible Assets:

 Intangible assets are stated at cost. Patents and trademarks are amortized on the straight-line method over a period of 17 years; organization ex-penses are amortized on the straight-line method over five (5) years.

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

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Financial Instruments

 The carrying value of assets and liabilities considered financial instruments under SFAS No.107 approximate their respective fair value.

 Use of Estimates

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those esti mates.

NOTE 3: INVENTORIES

 The components of inventory consist of the following:

                                 February 28,  November 30,
                                     1997          1996

 Raw materials                    $3,977,836     $4,065,961
 Finished goods                    2,255,682      1,808,781

                                  $6,233,518     $5,875,742

NOTE 4: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

 The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                     February 28,  November 30,
                                         1997          1996

 a)  Media advertising                   $1,211       $  *
 b)  Coop advertising                       481           321
 c)  Accrued returns                        477           505

                                         $2,169       $   826

 All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.
 * Under 5%.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)


NOTE 5: OTHER INCOME

 Other income consists of the following at February 28, 1997 and February
 29, 1996

                                             1997          1996

 Interest income                            $71,864       $56,532
 Dividend income                              4,217         4,059
 Miscellaneous                                5,147          -
                                            $81,228       $60,591

NOTE 6: SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

 Short-Term Investments and Marketable Securities:

 Short-term investments and marketable securities consist of corporate and government bonds and equity securities. In 1994 the Company adopted the accounting principles promulgated by SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its investments as Available-for-Sale securities. Accordingly, such investments are reported at fair market value, with the resultant unrealized gains and losses reported as a separate component of share holders' equity.

 The market value at February 28, 1997 was $3,605,299 as compared to $3,180,881 at November 30, 1996. The cost and market values of the investments at February 28, 1997 were as follows:

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
 Name of Issuer and            Maturity         Interest         Bonds and   Cost of   at Balance      Issue Carried in
 Title of Each Issue            Date              Rate             Notes     Each Issue  Sheet Date      Balance Sheet

 CORPORATE OBLIGATIONS:
 AT&T                          6/01/98             4.750%        $100,000  $   99,006      $  98,500      $   98,500
 Bank America                  7/15/97             6.000          200,000     200,000        200,096         200,096
 Dayton P & L                  5/01/97             5.625          100,000      98,265         99,982          99,982
 Tennessee Valley              3/04/98             5.125          100,000     100,000         99,156          99,156
 Union Electric                3/01/97             5.500           50,000      49,244         50,000          50,000

                                                                             $546,515       $547,734        $547,734









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
 Name of Issuer and            Maturity         Interest         Bonds and   Cost of   at Balance      Issue Carried in
 Title of Each Issue            Date              Rate             Notes     Each Issue  Sheet Date      Balance Sheet

 GOVERNMENT OBLIGATIONS:
 US Treasury Note               10/31/98            4.750%       $100,000    $  99,684 $  97,969      $  97,969
 US Treasury Note               10/31/98            4.750         200,000      199,992   195,938        195,938
 US Treasury Note               10/15/98            7.125         250,000      251,728   254,063        254,063
 US Treasury Note                 5/2/97            5.275         200,000      194,874   197,690        197,690
 US Treasury Note                1/31/98            5.125         200,000      199,695   198,562        198,562
 US Treasury Note                4/30/98            5.125         190,000      189,883   188,457        188,457
 US Treasury Note                4/30/98            5.125          10,000        9,992     9,919          9,919
 US Treasury Note                5/29/97            5.010         700,000      691,138   691,124        691,124
 US Treasury Note                7/31/98            5.250         250,000      249,834   247,813        247,813
 US Treasury Note                2/28/99            5.885         250,000      249,953   249,063        249,063
 US Treasury Note                6/12/97            5.170          45,000       43,869    44,352         44,352








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
 Name of Issuer and            Maturity         Interest         Bonds and   Cost of   at Balance      Issue Carried in
 Title of Each Issue            Date              Rate             Notes     Each Issue  Sheet Date      Balance Sheet

 GOVERNMENT OBLIGATIONS: (Continued)

 FHLMC 1628-N                12/15/2023         6.500            50,000   $    48,024   $     43,969     $     43,969
 EE Bonds                      -                7.050            90,000        95,904         95,904           95,904
 FNMA 93-G-26-B               8/25/2022         7.000            10,000         8,688          8,339            8,339
 FNMA 93-224-D               11/25/2023         6.500           104,000       101,873         89,024           89,024
 FNMA 92-2-N                  1/25/2024         6.500            52,000        47,424         43,003           43,003
 FHJMC 1702-U                 3/24/2024         7.00              4,000         2,938          2,815            2,815
 FNMA                          11/10/98         5.050           200,000       199,950        196,562          196,562

                                                                            2,885,443      2,854,565        2,854,565
 EQUITY SECURITIES:
                                                               Number of
                                                                 Shares
 Preferred Stock:
   Bank America Corp.                                             8,000       200,000        203,000          203,000

                                                                           $3,631,958     $3,605,299       $3,605,299


                    CCA INDUSTRIES, INC.

          MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

                           (UNAUDITED)

 For the three month period ended February 28, 1997, the Company had net sales of $8,617,289 and net income of $310,001 after a provision for income taxes of $206,296, as compared to net sales of $10,125,118 and net income of $368,160 after provision for income taxes of $297,715 for the three month period ended February 29, 1996.

 All of the Company's sales were primarily to mass merchandisers throughout the United States.

 The cost of sales percentage for the quarter decreased from 38% in 1996 to 36% in 1997 primarily due to the reduction of product promotions for the period; as well as certain product mix fluctuations. Advertising, cooperative and promotional allowance expenditures during the quarter decreased as a percentage of sales from 26% in 1996 to 25% in 1997 due to the decision of the Company to reduce the percentage of sales spent on the media for the year. As part of the registrant's business it is necessary to enter into co-operative advertising agreements and other promotional activities with its accounts, especially upon the introduction of a new product. Both co-op advertising and promotions have a material effect on the Company's operations. If the advertising and promotions are successful, revenues will be increased accordingly. Should the co-op and promotions not be successful, it will have a negative impact on the Company's promotional cost per sale, and have a negative effect on income. The Company attempts to anticipate its advertising and promotional commitments as a percent of gross sales in order to attempt to control its effect on its net income. The Company was able to anticipate its sales level better in 1997 and accordingly the percentage dropped.

 Income before taxes for the quarter decreased to $516,297 from $665,875.
This was primarily a result of the lower sales as compared to the prior year. Selling, general and administrative expenses ("SG&A") decreased due to decreased personnel costs as well as other cost retainment factors. This decrease in SG&A costs, however, was not sufficient to offset the decrease in sales and therefore the percentage to sales increased from 28% in 1996 to 32% in 1997.

 The Company's financial position as at February 28, 1997 consists of current assets of $14,862,291 and current liabilities of $5,976,646. Shareholders' Equity increased for the three month period from $11,724,209 on November 30, 1996 to $12,008,436 as of February 28, 1997 primarily due to the income of $310,001 for the period.

 Although the Company's operations resulted in the generation of approximately $700,000 of cash, the Company used approximately $500,000 to purchase "Available for Sale" securities and fixed assets. The Company also used approximately $80,000 to reduce its debt. Due to its accessibility to funds, the Company believes that its current financial condition is sufficient to support its proposed operations for the near future.

                      CCA INDUSTRIES, INC.

                    PART II OTHER INFORMATION








 All information pertaining to Part II is omitted pursuant to the instructions pertaining to that part.

 The Company did not file any reports on Form 8-K during the three months ended February 28, 1997.

 PART II, ITEM 6. (Continued)                                  EXHIBIT 11


               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                COMPUTATION OF EARNINGS PER SHARE

                           (UNAUDITED)



                                    Three Months Three Months
                                        Ended       Ended
                                    February 28, February 29,
                                       1997         1996

Item 6.

Primary:
 Average shares outstanding           7,208,551        6,986,689
 Net effect of dilutive stock
   options--based on the
   treasury stock method
   using average market
   price                                864,342          833,087

                        TOTALS        8,072,893        7,819,776

Net income                          $   310,001       $  368,160

Per share amount                           $.04             $.05


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