Form 10-Q
period 1997-05-31
CCA INDUSTRIES INC
filed 1997-07-15
CIK 721447

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 31, 1997

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

Common Stock, $.01 Par Value - 6,058,621 shares as of May 31, 1997

   Class A Common Stock, $.01 Par Value - 1,154,930 shares as of
                           May 31, 1997

               CCA INDUSTRIES, INC. AND SUBSIDIARIES








                               INDEX

                                                         Page
                                                       Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    May 31, 1997 and November 30, 1996 . . . . . . . . . . . . . 1-2

  Consolidated Statements of Operations
    for the three months and six months ended
    May 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . 3

  Consolidated Statements of Cash Flows for
    the six months ended May 31, 1997
    and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . 4-5

  Notes to Consolidated Financial Statements . . . . . . . . . .6-12

  Management Discussion and Analysis of
    Results of Operations and Financial
    Condition. . . . . . . . . . . . . . . . . . . . . . . . . 13-14

PART II OTHER INFORMATION. . . . . . . . . . . . . . . . . . . 15-16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



                            A S S E T S

                                                May 31,
                                                 1997          November 30,
                                              (Unaudited)         1996
Current Assets
 Cash and cash equivalents                     $ 2,595,264      $ 1,422,783
 Short-term investments and marketable
   securities (Note 6)                           1,325,613        1,546,289
 Accounts receivable, net of allowances of
    $1,167,517 and $1,066,549, respectively      5,106,984        4,017,500
 Inventories (Note 3)                            6,102,375        5,875,742
 Prepaid expenses and sundry receivables           572,054          603,952
   Due from officers - Current                       3,500            3,900
 Prepaid income taxes                               -                87,552
 Deferred income taxes                             487,717          496,267
 Deferred advertising                              697,391             -

   Total Current Assets                         16,890,898       14,053,985

Property and Equipment, net of accumulated
  depreciation and amortization                    617,671          729,706

Intangible Assets, net of accumulated
 amortization of $41,965 at May 31, 1997
   and $36,111 at November 30, 1996                164,923          155,037

Other Assets
 Marketable securities (Note 6)                  1,771,214        1,540,596
 Treasury bonds (Note 6)                            97,227           93,996
 Due from officers - Non-current                    25,250           25,250
 Deferred income taxes                              64,450           55,292
 Other                                              53,842           54,217

   Total Other Assets                            2,011,983        1,769,351

   Total Assets                                $19,685,475      $16,708,079


See Notes Consolidated to Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS


               LIABILITIES AND SHAREHOLDERS' EQUITY



                                                 May 31,
                                                  1997         November 30,
                                               (Unaudited)      1996

Current Liabilities
 Notes payable - Current portion            $      27,250   $    163,500
  Accounts payable and accrued liabilities
   (Note 4)                                     6,437,732      4,794,865
 Income taxes payable                             511,893         25,505

   Total Current Liabilities                    6,976,875      4,983,870

Shareholders' Equity
 Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 6,058,621 and 6,012,621
   shares, respectively                            60,586         60,126
 Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
   1,154,930 shares, respectively                  11,549         11,549
 Additional paid-in capital                     4,454,764      4,455,224
 Retained earnings                              8,232,876      7,216,163
 Unrealized (losses) on marketable
   securities                            (         33,206)  (      6,353)
                                               12,726,569     11,736,709
   Less: Treasury stock (7,500 and 5,000
              shares, respectively)                17,969         12,500

   Total Shareholders' Equity                  12,708,600     11,724,209

   Total Liabilities and Shareholders' Equity $19,685,475    $16,708,079


See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                            (UNAUDITED)

                        Three Months Ended              Six Months Ended
                             May 31,                        May 31,
                        1997          1996              1997       1996
Revenues
  Sales of Health and
   Beauty Aid
   Products - Net            $10,552,412$10,498,104 $19,169,701$20,623,222

  Other income                    72,935     53,500     154,163    114,091

                              10,625,347 10,551,604  19,323,864 20,737,313
Costs and Expenses
  Costs of sales               3,940,006  4,002,443   7,016,633  7,858,020

  Selling, general and
    administrative expenses    2,895,449  2,936,979   5,659,790  5,781,447

  Advertising, cooperative
    and promotions             2,341,726  2,571,230   4,511,451  5,180,524

  Research and development       201,316    130,405     335,180    266,691

  Provision for doubtful
    accounts                      31,562     37,226      66,396     97,994

  Interest expense                 2,077     20,621       4,906     34,062

                               9,412,136  9,698,904  17,594,356 19,218,738
    Income before
      Income Taxes             1,213,211    852,700   1,729,508  1,518,575

Provision for Income
  Taxes                          506,499    388,115     712,795     685,830

    Net Income               $   706,712 $  464,585 $ 1,016,713 $   832,745
Net Income per Common
   Share (Note 2)                   $.09       $.06        $.13        $.10


See Notes to Consolidated Financial Statements.

                   CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (UNAUDITED)

                                             Six Months    Six Months
                                                Ended        Ended
                                                May 31,       May 31,
                                                1997           1996

Cash Flows from Operating Activities:
 Net income                                   $1,016,713    $   832,745
 Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
   Depreciation and amortization                 183,059        185,855
   Amortization of bond premium                    1,994          1,326
   Gain on sale of investments            (        5,693)          -
   Loss on sale of machinery                       6,701           -
   (Increase) decrease in deferred income
     taxes                               (           608)        43,597
   (Increase) in accounts receivable         ( 1,089,484)  (  1,887,139)
   (Increase) in inventory                  (    226,633) (     303,948)
   (Increase) in deferred expenses and
     miscellaneous receivables              (    577,941)  (  2,306,691)
   Increase in accounts payable                1,642,867      2,186,712
   Increase in taxes payable                     486,388        639,918
   Decrease in security deposits                     375          9,475

     Net Cash Provided by (Used in)
       Operating Activities                    1,437,738  (     598,150)
Cash Flows from Investing Activities:
 Acquisition of property, plant and equipment(   128,571) (     223,953)
 Proceeds from sale of equipment                  40,960           -
 Proceeds of money due from officers                 400         52,573
 Advances of money to officers                   -       (       57,490)
 Purchase of short-term investments          ( 1,867,252)        -
 Proceeds from sale of investments             1,830,925        700,045
 Purchase of treasury stock               (        5,469)          -

   Net Cash (Used in) Provided by Investing
     Activities                             (    129,007)       471,175

Cash Flows from Financing Activities:
 Proceeds from borrowings                         -             400,000
 Payment on debt                            (    136,250) (     554,078)
 Proceeds from stock option exercises            -              176,940
     Net Cash (Used in) Provided by
     Financing  Activities                  (    136,250)        22,862

Net Increase (Decrease) in Cash                1,172,481  (     104,113)

Cash at Beginning of Period                    1,422,783        312,150
Cash at End of Period                         $2,595,264    $   208,037

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                            (UNAUDITED)

                                              Six Months    Six Months
                                                Ended          Ended
                                                May 31,       May 31,
                                                1997            1996

Supplemental Disclosures of Cash Flow
 Information:
   Cash paid during the period for:
     Interest                              $       6,217   $     33,872
     Income taxes                                127,850          2,315


Supplemental Schedule of Noncash Investing
 and Financing Activities:
   The Company issued common stock in
   exchange for exercise of options and
   surrender of options and surrender of
   outstanding shares of stock:
     Common stock retired                    $    30,000         $    -
     Common stock issued                    (     30,000)             -
                                         $          -         $       -















See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)


NOTE 1: BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operat ing results for the six month period ended May 31, 1997 are not necessar ily indicative of the results that may be expected for the year ended November 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1996.

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
 Leasehold improvements              7-10 years or life of lease which ever
           is shorter

 Intangible Assets:

 Intangible assets are stated at cost. Patents and trademarks are amortized on the straight-line method over a period of 17 years; organization ex penses are amortized on the straight-line method over five (5) years.

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

NOTE 3: INVENTORIES

 The components of inventory consist of the following:

   May 31,                      November 30,
       1997                        1996

 Raw materials                    $3,876,313     $4,065,961
 Finished goods                    2,226,062      1,809,781

                                  $6,102,375     $5,875,742

NOTE 4: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

 The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                         May 31,    November 30,
                                           1997        1996
                                           (In Thousands)

 a)  Media advertising                    $1,881      $  *
 b)  Coop advertising                        487            321
 c)  Accrued returns                         576            505
 d)  Wages and commissions                   475         *

                                           $3,419       $   826

 All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

 * Under 5%.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)



NOTE 5: OTHER INCOME

 Other income consists of the following at May 31,1997 and May 31, 1996:

                                             1997          1996

 Interest income                           $144,215      $105,919
 Dividend income                              8,741         8,172
 Miscellaneous                                1,207           -
                                           $154,163       $114,091


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

 The market value at May 31, 1997 was $3,194,054 as compared to $3,180,881 at November 30, 1996. The cost and market values of the investments at May 31, 1997 were as follows:

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


NOTE 6 -     SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

 A detail list of the securities held follows:

   COL. A                                             COL. B      COL. C       COL.D              COL.E

                                                                                           Amount at Which
                                                                                            Each Portfolio
                                                      Number of                Market        Of Equity Security
                                                   Units-Principal            Value of     Issues and Each
                                                      Amount of                Each Issue    Other Security
 Name of Issuer and            Maturity Interest      Bonds and     Cost of   at Balance    Issue Carried in
 Title of Each Issue            Date     Rate          Notes       Each Issue   Sheet Date   Balance Sheet

 CORPORATE OBLIGATIONS:

 AT&T                          6/01/98    4.750%        $100,000  $   99,006     $  98,750 $   98,750
 Bank America                  7/15/97    6.000          200,000     200,000       200,094    200,094
 Tennessee Valley              3/04/98    5.125          100,000     100,000        99,469     99,469

                                                                    $399,006      $398,313   $398,313









                                                -10-
                               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 -    SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)
   COL. A                                             COL. B      COL. C       COL.D              COL.E

                                                                                           Amount at Which
                                                                                            Each Portfolio
                                                      Number of                Market        Of Equity Security
                                                   Units-Principal            Value of     Issues and Each
                                                      Amount of                Each Issue    Other Security
 Name of Issuer and            Maturity Interest      Bonds and     Cost of   at Balance    Issue Carried in
 Title of Each Issue            Date     Rate          Notes       Each Issue   Sheet Date   Balance Sheet

 GOVERNMENT OBLIGATIONS:
 US Treasury Note               10/31/98 4.750%       $100,000    $  99,684 $  98,250      $  98,250
 US Treasury Note               10/31/98 4.750         200,000      199,992   196,500        196,500
 US Treasury Note               10/15/98 7.125         250,000      250,000   253,588        253,588
 US Treasury Bill                8/14/97 5.220         110,000      108,588   108,906        108,906
 US Treasury Note                4/30/98 5.125         190,000      189,883   188,813        188,813
 US Treasury Note                4/30/98 5.125          10,000        9,992     9,938          9,938
 US Treasury Note                7/31/98 5.250         250,000      249,834   248,125        248,125
 US Treasury Note                2/28/99 5.885         250,000      249,953   248,908        248,908
 US Treasury Note                6/12/97 5.170          45,000       43,869    44,936         44,936
 US Treasury Bill                6/12/97 5.170          75,000       74,041    74,893         74,893
 US Treasury Bill                8/28/97 5.164         200,000      197,458   197,590        197,590
 US Treasury Note               11/15/99 6.026         250,000      249,141   247,658        247,658
 US Treasury Note                1/31/98 5.125         200,000      199,695   199,000        199,000





                                                -11-
                               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                             MARKETABLE SECURITIES - OTHER INVESTMENTS

NOTE 6 -     SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)
   COL. A                                             COL. B      COL. C       COL.D              COL.E

                                                                                           Amount at Which
                                                                                            Each Portfolio
                                                      Number of                Market        Of Equity Security
                                                   Units-Principal            Value of     Issues and Each
                                                      Amount of                Each Issue    Other Security
 Name of Issuer and            Maturity Interest      Bonds and     Cost of   at Balance    Issue Carried in
 Title of Each Issue            Date     Rate          Notes       Each Issue   Sheet Date   Balance Sheet

 GOVERNMENT OBLIGATIONS: (Continued)
 FHLMC 1628-N                12/15/2023  6.500%        50,000   $    48,024  $     42,906   $     42,906
 EE Bonds                      -         7.180         90,000        97,227        97,227         97,227
 FNMA 93-G-26-B               8/25/2022  7.000         10,000         8,688         8,230          8,230
 FNMA 93-224-D               11/25/2023  6.500        104,000       101,873        86,615         86,615
 FNMA 92-2-N                  1/25/2024  6.500         52,000        47,424        42,023         42,023
 FHLMC 1702-U                 3/24/2024  7.00           4,000         2,938         2,716          2,716
 FNMA                          11/10/98  5.050        200,000       199,950       196,919        196,919

                                                                  2,628,254     2,593,741      2,593,741
 EQUITY SECURITIES:
                                                    Number of
                                                     Shares
 Preferred Stock:
        Bank America Corp.                             8,000        200,000       202,000        202,000

                                                                 $3,227,260    $3,194,054     $3,194,054


                                                -12-

                    CCA INDUSTRIES, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

                           (UNAUDITED)



 For the six month period ended May 31, 1997, the Company had net sales of $19,169,701 and net income of $1,016,713 after a provision for income taxes of $712,795, as compared to net sales of $20,623,222 and net income of $832,745 after a provision for income taxes of $685,830 for the six month period ended May 31, 1996. Gross margins of 63% for the six months were up from the 62% of the prior year. Advertising, cooperative and promotional allowance expenditures decreased during the six month period from $5,180,524 to $4,511,451. Advertis ing expenditures were 23.5% of sales for the six months ended May 31, 1997 as compared with 25% for the period ended May 31, 1996. As part of the registrant's business it is necessary to enter into co-operative advertising agreements and other promotional activities with its accounts, especially upon the introduction of a new product. Both co-op advertising and promotions have a material effect on the Company's operations. If the advertising and promotions are successful, revenues will be increased accordingly. Should the co-op and promotions not be successful, it will have a negative impact on the Company's promotional cost per sale, and have a negative effect on income. The Company attempts to anticipate its advertising and promotional commitments as a percent of gross sales in order to attempt to control its effect on its net income. In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $697,000 is accordingly reflected in the balance sheet for the interim period, as compared to $2.3 million at May 31, 1996.
This deferral is the result of the Company's $5 million media budget for the year which contemplates lower spending in the 4th quarter than in the other three quarters; as well as the Company's co-op advertising commitments which also anticipates lower expenditures in the 3rd and 4th quarters. Specifically, the Company spent approximately $2.9 million in the first six months on media advertising and, therefore, expensed $2.5 million and deferred $.4 million as of May 31, 1997. Similarly, as of May 31, 1997 the Company's co-op advertising commitments for the year ended November 30, 1996 totaled approximately $3 million of which approximately $1.8 million was spent in the first six months resulting in an expense of $1.5 million and a deferral of approximately $.3 million as of May 31, 1997.

 Comparatively as of May 31, 1996, the Company had anticipated media advertising expense in fiscal year 1996 of $8 million and spent approximately $5.7 million in the first six months resulting in a deferral of approximately $1.7 million ($5.7MM-$4MM). The anticipated Co-op commitments as of May 31, 1996 were $2.8 million for the year of which $2 million were spent for the six months resulting in a $.6 million deferral ($2MM-$1.4MM).

 Selling, general and administrative expenses ("SG&A") decreased compared to the prior year in real dollars although they increased as a percentage of sales. The increase to 29.5% from 28% was due mostly to the slightly lower sales volume.

                             CCA INDUSTRIES, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

                           (UNAUDITED)



 For the three month period ended May 31, 1997, net sales were $10,552,412 as compared to $10,498,104 for May 31, 1996. Income for the quarter before taxes increased to $706,712 from $464,585. Gross margins of 63% for the three months ended May 31, 1997 were up from 62% in 1996. Advertising, cooperative and promotional allowance expense during the quarter decreased to $2,341,726 from $2,571,230. Advertising expenses were 22% of sales for the quarter in 1997 as compared to 24.5% in 1996. Selling, general and administrative expenses were approximately 27.5 % in the current quarter as compared to 28% in 1996.

 All of the Company's sales were primarily to drugstore chains, food chains and mass merchandisers throughout the United States.

 The Company's financial position as at May 31, 1997 consists of current assets of $16,890,898 and current liabilities of $6,976,875. During the six month period ended May 31, 1997, shareholders' equity increased from $11,724,209 at November 30, 1996 to $12,708,600 at May 31, 1997. This was
due primarily to the net income generated for the period.

 During the six months, the Company generated $1.4 million in operations, used $136,000 to reduce borrowings, and approximately $130,000 to purchase fixed assets. These factors coupled with proceeds from the sale of equipment ($40,000) resulted in a net increase in the Company's cash of about $1,172,000.

 The Company believes that its current financial condition is sufficient to support its proposed operations for the near future.

PART II, ITEM 6. (Continued)                                  EXHIBIT 11


               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                COMPUTATION OF EARNINGS PER SHARE

                           (UNAUDITED)




                                 Three Months Ended         Six Months Ended
                                     May 31,                     May 31,

                                   1997       1996                1997      1996
Item 6.

Primary:
 Average shares outstanding      7,206,051  7,160,055            7,215,628  7,073,846
   Net effect of dilutive stock
   options--based on the
   treasury stock method
   using average market
   price                           939,309  1,002,282              877,283    879,313

                        TOTALS   8,145,360  8,162,337            8,092,911  7,953,159


Net income                       $ 706,712  $ 464,585           $1,016,713   $832,745

Per share amount                      $.09       $.06                 $.13       $.10




                     CCA INDUSTRIES, INC.

                    PART II OTHER INFORMATION








 All information pertaining to Part II is omitted pursuant to the instructions pertaining to that part.

 The Company did not file any reports on Form 8-K during the three months ended May 31, 1997.

                            SIGNATURES




 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.



                                    CCA INDUSTRIES, INC.



                                    By:
                                             David Edell, President



                                    By:
                                               Ira W. Berman, Secretary