Form 10-Q
period 1997-08-31
CCA INDUSTRIES INC
filed 1997-10-16
CIK 721447

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 1997

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

Common Stock, $.01 Par Value - 6,058,621 shares as of August 31, 1997

Class A Common Stock, $.01 Par Value - 1,154,930 shares as of August 31, 1997

               CCA INDUSTRIES, INC. AND SUBSIDIARIES








                               INDEX

                                                         Page
                                                       Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    August 31, 1997 and November 30, 1996. . . . . . . . . . . . 1-2

  Consolidated Statements of Operations for the three
    months and nine months ended August 31, 1997
    and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

  Consolidated Statements of Cash Flows for
    the nine months ended August 31, 1997
    and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . 4-5

  Notes to Consolidated Financial Statements . . . . . . . . . .6-12

  Management Discussion and Analysis of
    Results of Operations and Financial
    Condition. . . . . . . . . . . . . . . . . . . . . . . . . 13-14

PART II OTHER INFORMATION. . . . . . . . . . . . . . . . . . . 15-16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



                            A S S E T S

                                              August 31,
                                              1997         November 30,
                                           (Unaudited)        1996

Current Assets
 Cash and cash equivalents                     $ 2,089,601   $  1,422,783
 Short-term investments and marketable
   securities (Note 6)                           1,253,412      1,546,289
 Accounts receivable, net of allowances of
    $1,182,885 and $1,072,432, respectively      4,878,723      4,017,500
 Inventories                                     6,092,937      5,875,742
 Prepaid expenses and sundry receivables           536,647        603,952
 Deferred advertising costs (Note 2)             1,457,838           -
   Due from officers - Current                       1,500          3,900
 Prepaid income taxes                              -               87,552
 Deferred income taxes                             436,864        496,267

   Total Current Assets                         16,747,522     14,053,985

Property and Equipment, net of accumulated
  depreciation and amortization                    536,948        729,706

Intangible Assets, net of accumulated
 amortization of $45,143 at August 31, 1997
   and $36,111 at November 30, 1996                166,453        155,037

Other Assets
 Marketable securities                           2,112,362      1,540,596
 Treasury bonds                                     98,460         93,996
 Due from officers - Non-current                    65,250         25,250
 Deferred income taxes                              57,730         55,292
 Other                                              53,867         54,217

   Total Other Assets                            2,387,669      1,769,351

   Total Assets                                $19,838,592    $16,708,079

See Notes to Consolidated Financial Statements.

                 CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



               LIABILITIES AND SHAREHOLDERS' EQUITY




                                               August 31,
                                                 1997          November 30,
                                               (Unaudited)      1996

Current Liabilities
 Notes payable - Current portion      $            -       $      163,500
 Accounts payable and accrued liabilities       6,346,122       4,794,865
 Income taxes payable                              44,827          25,505

   Total Current Liabilities                    6,390,949       4,983,870

Shareholders' Equity
 Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 6,058,621 and 6,012,621
   shares, respectively                            60,586          60,126
 Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
   1,154,930 shares, respectively                  11,549          11,549
 Additional paid-in capital                     4,454,764       4,455,224
 Retained earnings                              8,959,129       7,216,163
 Unrealized (losses) on marketable
   securities                            (         20,416)  (       6,353)
                                               13,465,612      11,736,709
   Less: Treasury Stock (7,500 and 5,000
         shares at August 31, 1997 and
         November 30, 1996, respectively)          17,969          12,500

   Total Shareholders' Equity                  13,447,643      11,724,209

   Total Liabilities and Shareholders' Equity $19,838,592     $16,708,079




See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                            (UNAUDITED)



                          Three Months Ended    Nine Months Ended
                             August 31,            August 31,
                           1997        1996        1997            1996

Revenues
  Sales of health
    and beauty
    products, net        $10,227,594  $10,232,749 $29,397,295   $30,855,971
  Other income                81,609       51,239     235,772       165,330
                          10,309,203   10,283,988  29,633,067    31,021,301

Costs and Expenses
  Costs of sales           3,850,509    3,872,840  10,867,142    11,730,860
  Selling, general and
    administrative
    expenses               3,257,666    2,514,954   8,917,456     8,296,401
  Advertising,
      cooperative
      and promotions       1,814,930    3,475,998   6,326,381     8,656,522
  Research and
      development            215,102      100,478     550,282       367,169
  Provision for doubtful
    accounts          (       12,485)      13,809      53,911       111,803
  Interest expense               750       11,291       5,656        45,353

                           9,126,472    9,989,370  26,720,828    29,208,108
    Net Income before
      Income Taxes         1,182,731      294,618   2,912,239     1,813,193

Provision for Income
 Taxes                       456,478      142,502   1,169,273       828,332

    Net Income          $    726,253  $   152,116 $ 1,742,966   $   984,861

Income Per Common
  Share (Note 2):
  Net income from
    operations                  $.09         $.02        $.22          $.12

See notes to Financial Statements.

                    CCA INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS

                FOR THE NINE MONTHS ENDED AUGUST 31,

                            (UNAUDITED)

                                                1997             1996
Cash Flows from Operating Activities:
 Net income                                   $1,742,966     $  984,861
 Adjustments to reconcile net income
   to net cash (used in) provided by
     operating activities:
 Depreciation and amortization                   277,646        289,874
 Amortization of bond premium                      1,994          1,792
 Gain on sale of securities               (        5,693)(        6,684)
 Gain on sale of machinery                         6,701           -
 Decrease in deferred income taxes                56,965         29,354
 (Increase) in accounts receivable          (    861,223)   ( 1,680,395)
 (Increase) in inventory                    (    217,195)  (    629,791)
 (Increase) in deferred expenses and
   miscellaneous receivable                  ( 1,390,533)   ( 1,483,281)
 Increase in accounts payable
   and accrued liabilities                     1,551,257        127,281
 Increase in taxes payable                       106,874        772,733
 Decrease in security deposits                       350          9,681

   Net Cash Provided by (Used in)
     Operating Activities                      1,270,109   (  1,584,575)
Cash Flows from Investing Activities:
 Acquisition of property, plant and equipment (  143,965 ) (    327,597)
 Purchase of short-term investments and
   securities                               (  2,749,685) (     109,961)
 Advances of money to officers            (       40,000)(       54,890)
 Proceeds of money due from officers               2,400         54,912
 Proceeds from sale of equipment                  40,960           -
 Proceeds from sale of investments             2,455,968      1,245,448
 Purchase of treasury stock              (         5,469)          -

   Net Cash (Used in) Provided by
     Investing Activities                  (     439,791)       807,912
Cash Flows from Financing Activities:
 Proceeds from borrowings                         -           1,000,000
 Payment on debt                           (     163,500) (     636,645)
 Proceeds from stock options exercises              -           176,940

   Net Cash (Used in) Provided by
     Financing Activities                  (     163,500)       540,295

Net Increase (Decrease) in Cash                  666,818  (     236,368)

Cash at Beginning of Period                    1,422,783        312,150
Cash at End of Period                         $2,089,601   $     75,782


See notes to Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                FOR THE NINE MONTHS ENDED AUGUST 31,

                            (UNAUDITED)

                                                  1997           1996

Supplemental Disclosures of Cash Flow
 Information:
   Cash paid during the period for:
     Interest                                  $    6,793   $    48,600
     Income taxes                               1,052,850        27,315


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





See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)



NOTE 1: BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operat ing results for the nine month period ended August 31, 1997 are not necessarily indicative of the results that may be expected for the year ended November 30, 1997. For further information, refer to the consoli-dated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1996.

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

NOTE 3: INVENTORIES

 The components of inventory consist of the following:

                                  August 31,   November 30,
                                    1997            1996

 Raw materials                    $4,010,262     $4,065,961
 Finished goods                    2,082,675      1,809,781

                                  $6,092,937     $5,875,742

NOTE 4: DEFERRED ADVERTISING

 In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $1,457,838 is accordingly reflected in the balance sheet for the interim period. This deferral is the result of the Company's $5,200,000 media budget for the year which contem plates drastically lower spending in the 4th quarter than in the other three quarters; as well as the Company's Co-op advertising commitments which also anticipates a lower expenditure in the 4th quarter.

 The table below sets forth the calculation:

                                                  1997           1996
                                             (In Millions)    (In Millions)

 Media advertising budget for the fiscal year        $5.2        $8.0
 Pro-rata portion for nine months                    $3.9        $6.0
 Media advertising spent                              5.0         7.1
 Accrual (Deferral)                                 ($1.1)      ($1.1)

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)

NOTE 4: DEFERRED ADVERTISING (Continued)

                                                    1997          1996
                                               (In Millions) (In Millions)

 Anticipated Co-op advertising commitments           $3.00      $3.40
 Pro-rata portion for nine months                    $2.25      $2.50

 Co-op advertising spent                              2.60       2.90
 Accrual (Deferral)                                ($  .35)   ($  .40)


NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

 The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                  August 31,            November 30,
                                      1997                 1996

 a)  Media advertising               $1,900            $ *
 b)  Coop advertising                   505               321
 c)  Accrued returns                    585               505
 d)  Bonuses                            450              *

                                     $3,440              $826

 All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.
 * under 5%

NOTE 6: OTHER INCOME

 Other income consists of the following at August 31, 1997 and 1996:


                                            1997             1996

 Interest income                           $216,761        $150,109
 Dividend income                             13,318           8,474
 Miscellaneous                                5,693           6,747
                                           $235,772        $165,330

NOTE 7: SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

 Short-Term Investments and Marketable Securities:

 Short-term investments and marketable securities consist of corporate and government bonds and equity securities. In 1994 the Company adopted the accounting principles promulgated by SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its investments as Available-for-Sale securities. Accordingly, such investments are reported at fair market value, with the resultant unrealized gains and losses reported as a separate component of share holders' equity. Prior to 1994, the Company reported marketable securi ties at the lower of cost or market value; unrealized losses were charged to earnings.
                                -9-

                               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 -     SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

 The market value at August 31, 1997 was $3,464,234 as compared to $3,180,881 at November 30, 1996.  The cost and market values of the investments at August 31, 1997 were as follows:

   COL. A                                             COL. B      COL. C      COL.D         COL.E
                                                                                       Amount at Which
                                                                                      Each Portfolio
                                                    Number of               Market  Of Equity Security
                                                Units-Principal              Value of  Issues and Each
                                                   Amount of               Each Issue   Other Security
 Name of Issuer and            MaturityInterest    Bonds and   Cost of    at Balance  Issue Carried in
 Title of Each Issue            Date     Rate       Notes     Each Issue  Sheet Date    Balance Sheet

 CORPORATE OBLIGATIONS:
 AT&T                          6/01/98    4.750%      $100,000  $   99,006      $ 99,113     $   99,113
 Tennessee Valley              3/04/98    5.125        100,000     100,000        99,688         99,688
 Florida Power & Light         7/01/99    6.230        300,000     295,776       296,334        296,334
 Virginia Electric & Power     4/01/00    6.481        250,000     246,117       246,918        246,918

                                                                  $740,899      $742,053       $742,053













                                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 -    SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

   COL. A                                             COL. B      COL. C      COL.D         COL.E
                                                                                       Amount at Which
                                                                                      Each Portfolio
                                                    Number of               Market  Of Equity Security
                                                Units-Principal              Value of  Issues and Each
                                                   Amount of               Each Issue   Other Security
 Name of Issuer and            MaturityInterest    Bonds and   Cost of    at Balance  Issue Carried in
 Title of Each Issue            Date     Rate       Notes     Each Issue  Sheet Date    Balance Sheet


 GOVERNMENT OBLIGATIONS:
 US Treasury Note               10/31/98 4.750%       $100,000    $  99,684 $  98,750      $  98,750
 US Treasury Note               10/31/98 4.750         200,000      199,992   197,500        197,500
 US Treasury Note               10/15/98 7.125         250,000      250,000   253,518        253,518
 US Treasury Note                4/30/98 5.125         190,000      189,883   189,346        189,346
 US Treasury Note                4/30/98 5.125          10,000        9,992     9,966          9,966
 US Treasury Note                7/31/98 5.250         250,000      249,834   248,985        248,985
 US Treasury Note                2/28/99 5.885         250,000      249,953   249,923        249,923
 US Treasury Note               11/15/99 6.026         250,000      249,141   249,298        249,298
 US Treasury Note                1/31/98 5.125         200,000      199,695   199,500        199,500
 US Treasury Zero Coupon         8/15/99 5.920         148,000      132,075   131,969        131,969
 US Treasury Zero Coupon         5/15/98 5.410         215,000      207,192   206,813        206,813










                                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                             MARKETABLE SECURITIES - OTHER INVESTMENTS


NOTE 7 -     SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)


   COL. A                                             COL. B      COL. C      COL.D         COL.E
                                                                                       Amount at Which
                                                                                      Each Portfolio
                                                    Number of               Market  Of Equity Security
                                                Units-Principal              Value of  Issues and Each
                                                   Amount of               Each Issue   Other Security
 Name of Issuer and            MaturityInterest    Bonds and   Cost of    at Balance  Issue Carried in
 Title of Each Issue            Date     Rate       Notes     Each Issue  Sheet Date    Balance Sheet


 GOVERNMENT OBLIGATIONS: (Continued)
 FHLMC 1628-N                12/15/2023  6.500%        50,000 $    48,024 $   44,956     $     44,956
 EE Bonds                      -         7.180         90,000      98,460     98,460           98,460
 FNMA 93-G-26-B               8/25/2022  7.000         10,000       7,828      7,694            7,694
 FNMA 93-224-D               11/25/2023  6.500        104,000     101,873     91,274           91,274
 FNMA 92-2-N                  1/25/2024  6.500         52,000      47,424     43,652           43,652
 FHLMC 1702-U                 3/24/2024  7.000          4,000       2,751      2,639            2,639
 FNMA                          11/10/98  5.050        200,000     199,950    197,938          197,938

                                                                2,543,751  2,522,181        2,522,181
 EQUITY SECURITIES:
                                          Number of
                                            Shares
 Preferred Stock:
  Bank America Corp.                        8,000                 200,000    200,000          200,000

                                                               $3,484,650 $3,464,234       $3,464,234




                                                -12-

                    CCA INDUSTRIES, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

                           (UNAUDITED)


 For the nine month period ended August 31, 1997, the Company had net sales of $29,397,295 and net income of $1,742,966 after a provision for income taxes of $1,169,273, as compared to net sales of $30,855,971 and net income of $984,861 after a provision for income taxes of $828,332 for the nine month period ended August 31, 1996. Gross margins of 63% for the nine months were better than the 62% margins realized for the nine months in 1996 due to the higher percentage overhead costs (added into the cost of goods) represented in the total cost of goods in 1996, as well as certain product mix fluctuating. Advertising, cooperative and promotional allowance expenditures decreased during the nine month period from $8,656,522 to $6,326,381. Advertising expenditures were 21.5% of sales for the nine months ended August 31, 1997 as compared with 28% for the period ended August 31, 1996. As part of the registrant's business it is necessary to enter into co-operative advertising agreements and other promotional activities with its accounts, especially upon he introduction of a new product. Both co-op advertising and promotions have a material effect on the Company's operations.If the advertising and promotions are successful, revenues will be increased accordingly. Should the co-op and promotions not be successful, it will have a negative impact on the Company's promotional cost per sale, and have a negative effect on income. The Company attempts to anticipate its advertising and promotional commitments as a percent of gross sales in order to attempt to control its effect on its net income.
In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $1.45 million is accordingly reflected in the balance sheet for the interim period. This deferral is the result of the Company's $5.2 million media budget for the year which contemplates drastically lower spending in the 4th quarter than in the other three quarters; as well as the Company's Co-op advertising commitments which also anticipates lower expenditures in the 4th quarter. Specifically, the Company spent approximately $5 million in the first nine months on media advertising and, therefore, expensed $3.9 million and deferred $1.1 million as of August 31, 1997. Similarly, as of August 31, 1997 theCompany's Co-op advertising commitments for the year ending November 30, 1997 totaled approximately $3 million of which $2.6 million was spent in the first nine months resulting in an expense of $2.25 million and a deferral of approximately $.35 million as of August 31, 1997.

 Comparatively as of August 31, 1996, the Company had anticipated media advertising expense in fiscal year 1996 of $8 million and spent approximately $7.1 million in the first nine months resulting in a deferral of approximately $1.1 million. The anticipated Co-op commitments as of August 31, 1996 were $3.4 million of which $2.9 million was spent resulting in a deferral of $.4 million.

 Selling, general and administrative expenses ("SG&A") increased as a percent age of sales compared to the prior year. The increase to 30% from 27% was due partly to the lower sales volume, and partly to the lower allocation of overhead costs to costs of goods sold in 1997. Specifically, the increase was mostly due to increased consulting and personnel costs related to health costs and bonuses based on the higher profit margin for the period.

                        CCA INDUSTRIES, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

                           (UNAUDITED)



 For the three month period ended August 31, 1997, net sales were
$10,227,594  as  compared to $10,232,749 for August 31, 1996.  Income for the
quarter before taxes increased to $1,182,731 from $294,618.   Gross margins of
62% for the three months ended August 31, 1997 were approximately the same as 1996. Advertising, cooperative and promotional allowance expense during the quarter decreased to $1,814,930 from $3,475,998. Advertising expenses were 17.75% of sales for the quarter in 1997 as compared to 34% in 1996. Selling, general and administrative expenses were approximately 32% in the current quarter as compared to 25% in 1996. This was primarily due to the accrual of bonuses for the year based on the higher profit margin of the Company.

 All of the Company's sales were primarily to drugstore chains, food chains and mass merchandisers throughout the United States.

 The Company's financial position as at August 31, 1997 consists of current assets of $16,747,522 and current liabilities of $6,390,949. During the nine month period ended August 31, 1997, shareholders' equity increased from $11,724,209 at November 30, 1996 to $13,447,643 at August 31, 1997. This
was due primarily to the net income generated for the period.

 During the six months, the Company generated $1,270,000 from operations, used $163,500 to reduce borrowings, and $144,000 to purchase fixed assets. These factors coupled with the sale of equipment of $40,000 and the use of cash for the net increase of the Company's investments of approximately $295,000 resulted in an increase in the Company's cash of about $667,000.

 The Company believes that its current financial condition is sufficient to support its proposed operations for the near future.

                     CCA INDUSTRIES, INC.

                    PART II OTHER INFORMATION






 All information pertaining to Part II is omitted pursuant to the instructions pertaining to that part.

 The Company did not file any reports on Form 8-K during the three months ended August 31, 1997.

PART II, ITEM 6. (Continued)                                  EXHIBIT 11


               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                COMPUTATION OF EARNINGS PER SHARE

                           (UNAUDITED)





                              Three Months Ended        Nine Months Ended
                                  August 31,                August 31,

                                 1997       1996       1997          1996
Item 6.

Primary:
  Average shares
    outstanding               7,206,051  7,168,751  7,217,952    7,105,596
  Net effect of dilutive stock
    options--based on the
    treasury stock method
    using average market
    price                       916,688    663,557    874,908      898,599

         TOTALS               8,122,739  7,832,308  8,092,860    8,004,195

Net income                   $  726,253  $ 152,116 $1,742,966   $  984,861


Per share amount                   $.09       $.02       $.22         $.12

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