Form 10-K
period 1997-11-30
CCA INDUSTRIES INC
filed 1998-02-27
CIK 721447

CCA10K97


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Fiscal Year Ended     Commission File Number
    November 30, 1997          2-85538-B


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

The aggregate market value of the voting stock held by non-affiliates of the Registrant (i.e., by persons other than officers and directors of the Registrant), at the average bid and asked prices, at February 6, 1998, was as follows:


Class of Voting Stock               Market Value

5,636,721 shares; Common          Bid          Asked
Stock, $.01 par value          $13,387,212  $14,091,803



     At February 6, 1998 there were an aggregate of 7,259,581 shares of Common Stock and Class A Common Stock of the Registrant outstanding.

                                      -ii-
                              CROSS REFERENCE SHEET


                                   Headings in this Form
Form 10-K                          10-K for Year Ended
Item No.                           November 30, 1997


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

10. Directors and                  Directors and Executive
    Executive Officers             Officers
    of the Registrant

11. Executive Compensation         Executive Compensation

12. Security Ownership             Security Ownership
    of Certain Beneficial          of Certain Beneficial
    Owners and Management          Owners and Management

13. Certain Relationships          Certain Relationships
    and Related Transactions       and Related Transactions

                                      -iii-
                                   Headings in this Form
Form 10-K                          10-K for Year Ended
Item No.                           November 30, 1997



14. Exhibits, Financial            Exhibits, Financial
    Statement Schedules,           Statement Schedules,
    and Reports on Form            and Reports on Form
    8-K                            8-K

                                      -iv-
                                TABLE OF CONTENTS


         ITEM                                          PAGE

PART I

     1. Business........................................ 1

     2. Property........................................ 4
     3. Legal Proceedings............................... 4

     4. Submission of Matters to a
        Vote of Security Holders........................ 5

PART II

     5. Market for the Company's Common Stock
        and Related Shareholder Matters................. 5

     6. Selected Financial Data......................... 7
     7. Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations................................... 8

     8. Financial Statements and
        Supplementary Data.............................. 11

     9. Changes In and Disagreements
        with Accountants On Accounting.................. 11
        and Financial Disclosure

PART III

     10. Directors and Executive Officers............... 12

     11. Executive Compensation......................... 14

     12. Security Ownership of Certain
         Beneficial Owners and Management............... 20

     13. Certain Relationships and Related
         Transactions................................... 22

PART IV

     14. Exhibits, Financial Statement
         Schedules, and Reports on Form 8-K............. 23

                                       -v-
                                     PART I


Item 1. BUSINESS

  (a) General

     CCA INDUSTRIES, INC. (hereinafter, the "Company") was incorporated in Delaware on March 25, 1983.

     The Company operates in one industry segment, which may be described generally as the health-and-beauty aids business, selling numerous products, in several health-and-beauty categories. Substantially all are manufactured by contract manufacturers, pursuant to the Company's specifications and formulations.

     The Company owns (or owns license to use) registered trademarks for all of its brand-name products. Thus, its nail treatment products are sold under the trademarked names "Nutra Nail" and "Nutra 60"; hair treatment products are sold under the names "Pro Perm," "Wash 'n Curl," "Wash n Tint" and "Wash 'n Straight"; depilatory products under the name "Hair Off"; skin care products under the name "Sudden Change"; oral health-care products under the name "Plus+White"; and dietary products under the names "Eat 'n Lose," "Hungrex Plus" and "Permathene."

     A substantial number of the Company's products are sold under exclusive license agreements. (See "Business-License Agreements") All of the licensed products and the Company's "wholly-owned" products, are sold to major drug and food chains, mass merchandisers, and wholesale beauty-aids distributors throughout the United States and Canada. Foreign sales accounted for approximately 5.34% of sales.

     Including the principal members of management (see Directors and Executive Officers), the Company, at November 30, 1997, had 132 sales, administrative, creative, accounting, receiving, and warehouse personnel in its employ.

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

     The Company sells its products to approximately 600 accounts, most of which have numerous outlets. (The Company estimates that at least one of its brands is sold in approximately 40,000 stores.) During the fiscal year ended November 30, 1997, the Company's two largest customers accounted for approximately 25% (WalMart) and 12% (Walgreen) of the Company's sales revenues. (None other accounted for as much as 10%.) The loss of any of these principal customers could materially and negatively effect the Company's earnings.

     Sales of the Company's products are not seasonally dependent. Nevertheless, certain products are sensitive to seasonal trends. For example, sales of depilatories and diet aids, customarily, are considerably stronger in spring and summer months.

     The Company has an in-house advertising department. The advertising staff designs point-of-purchase displays (including 'blister cards'), sales brochures and packaging layouts. Actual production of displays, brochures, layouts and the like is accomplished through contract suppliers.

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

     The Alleghany Pharmacal License requires the Company to pay royalties of 6% per annum on net sales of nail-enamel products sold under the "Nutra Nail" trademark, hair-care products ("Pro-Perm") and dietary products ("Permathane," "Hungrex Plus" and "IPR 3"), and a 1% royalty for nail-enamel products sold under the name "Nutra 60," and for the mitten product sold for use in connection with the "Hair-Off" line of depilatory products.

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

     The Alleghany Pharmacal License agreement provides that if, and when, in aggregate, $9,000,000 in royalties has been paid thereunder, the royalty-rate for those products now 'charged' at 6% will be reduced to 1%. As at November 30, 1997, the Company had paid or accrued $5,671,760 in royalty payments.

     The products subject of the Alleghany-Pharmacal License accounted for approximately 29.2% of sales in the fiscal year ended November 30, 1997.

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

  (e) Advertising

     The Company primarily utilizes local and national television advertisements to promote its leading brands. On occasion, print and radio advertisements are engaged. In addition and more-or-less continuously, store-centered product promotions are co-operatively undertaken with customers.

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

  (h) Government Regulation

     All of the products that the Company markets, or which the Company may develop and plan for the market, are subject or potentially subject to particular regulation by government agencies, such as the U.S. Food and Drug Administration, the Federal Trade Commission, and various state and/or local regulatory bodies. In the event that any regulation or future regulation were to require particular regulatory approvals, the Company would attempt to obtain necessary approvals and/or licenses, assuming reasonable and sufficient market expectations for the regulated product(s) or planned product(s), but there can be no assurance, in the absence of particular circumstances, that any license requirements will result in approvals and issuance of licenses. In the event such license-requirement circumstances should arise, delays inherent in any application-and-approval process could have a material adverse affect upon any subject operations or plan of operations.


Item 2. PROPERTY


     The principal executive offices of the Company are located at 200 Murray Hill Parkway, East Rutherford, New Jersey. There, under a net lease, the Company occupies approximately 62,500 square feet of space. Approximately 45,000 square feet in such premises is used for warehousing and 17,500 for offices. The annual rental is $259,284. The lease expires on March 31, 2001, but the Company has a five-year renewal option.

     The Company leases an additional 30,000 square feet of warehouse space in Paterson, New Jersey, on a net lease basis, for $6,875 a month. That lease expires on September 30, 1998.


Item 3. LEGAL PROCEEDINGS

     The Company is not engaged in any material litigation, but is involved in various legal proceedings in the ordinary course of its business activities.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     On July 15, 1997, the Company held its annual meeting of shareholders. At the meeting, David Edell, Ira W. Berman, Jack Polak, and Stanley Kreitman were elected as directors by the holders of Class A Common Stock. (No proxy was solicited therefor, whereas Messrs. Berman, Polak and David Edell own more than 98% of the Class A Common Stock, and they proposed themselves and Mr. Kreitman.) As proposed by the Board, Sidney Dworkin, Dunnan Edell and Rami Abada were elected as directors by the holders of the Common Stock, with 3,726,000 votes 'for' the slate and 161,473 votes withheld. Also, the Board's appointment of Sheft Kahn & Company LLP as the Company's independent certified public accountants for the 1997 fiscal year was approved, with 4,985,930 votes for and a total of 41,473 against or abstaining.

     The Company has not submitted any matter to a vote of security holders since the 1997 Annual Meeting.




                                     PART II


Item 5. MARKET FOR THE COMPANY'S COMMON STOCK
        AND RELATED SHAREHOLDER MATTERS


     The Company's Common Stock is traded on NASDAQ. The range of high and low bids during each quarter of the 1996 and 1997 fiscal years is as follows:


Quarter Ended                 1997                      1996

February 28              3 3/8 - 2 1/16           2 1/2 - 1 1/16
May 31                   3 9/16 - 2 1/8           3 11/16 - 2 1/4
August 31                3 3/8 - 2 9/16           5 1/8   - 3
November 30              3 5/8 - 2 3/8            3 1/16  - 2


     The published market value of the Common Stock as at February 6, 1998 was
2.438 high bid, and 2.5 low asked.

     The only unregistered securities sold by the Company during the 1997 fiscal year resulted from sales of Common Stock effected upon exercises of Stock Options previously issued pursuant to the Company's Stock Option Plans (see, "Executive Compensation"), as follows:

                                   Number         Per Share
   Date        Purchaser          of Shares     Consideration

Dec. 1996      David Edell         30,000          $ .50
Dec. 1996      Ira W. Berman       30,000            .50


     Each of the Purchasers is a director and/or officer. (See, "Directors And Executive Officers") The registration exemption relied upon is that afforded by Section 4(2) of the Securities Act of 1933.

     As at February 6, 1998, there were approximately 350 holders of shares of the Company's equity stock. (There are a substantial number of shares held of record in various street and depository trust accounts which represent approximately 1000 additional shareholders.)

     The Company has never paid any Common Stock dividend.

Item 6. SELECTED FINANCIAL DATA

                                                         Year Ended November 30,
                                   1997             1996         1995          1994             1993
Statement of Income
  Sales                       $ 37,708,922       $39,469,098 $36,849,803    $47,311,591    $43,973,633

  Other income                     293,953           235,925     316,928        357,080        367,248

                                38,002,875        39,705,023  37,166,731     47,668,671     44,340,881

Costs and Expenses              34,730,052        37,790,397  39,397,255     42,956,794     40,020,477

Income (Loss) Before
  Provision for Income
  Taxes                          3,272,823         1,914,626 ( 2,230,524)     4,711,877      4,320,404

Net Income (Loss)                2,005,635         1,114,934 ( 1,566,568)     2,815,926      2,605,818

Earnings Per Share:
  Net Income (Loss)       $            .25  $            .14  ($     .23) $         .35 $          .32

Weighted Average Number
  of Shares Outstanding          8,108,482         7,989,383   6,794,368      8,116,489      8,033,460

Balance Sheet Data:

                                                                  As At November 30,
                                 1997              1996      1995              1994              1993

Working Capital                $11,024,121       $ 9,070,115  $ 7,815,761$  7,600,824      $ 5,424,524
Total Assets                    18,867,759        16,708,079   17,744,086  20,053,893       18,218,629
Total Liabilities                5,139,768         4,983,870    7,176,503   8,293,534        9,127,235
Total Stockholders' Equity      13,727,991        11,724,209   10,456,516  11,760,359        9,091,394

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Under the terms of the Alleghany Pharmacal License (see "Business-License Agreements"), the royalty-rate for those Alleghany Pharmacal License products now 'charged' at 6% will be reduced to 1% after the sum of $9,000,000 in royalties has been paid thereunder. (Certain products subject of the license are, even now, 'charged' at only 1%. See "Business-License Agreements")

     As at November 30, 1997, the Company had paid or accrued $5,671,760 in royalty payments.

Comparison of Results for Fiscal Years 1997 and 1996

     The Company's revenues decreased from $39,705,023 in fiscal 1996, to $38,002,875 in fiscal 1997, due in part to the mergers and consolidations of major customers, which impacted upon previously planned sales promotions.

     Gross margins for the year were 62% in both 1997 and 1996. Advertising, cooperative and promotional expenses were $8,450,461 and 22% of sales, in 1997, and $10,655,495 and 27% of sales, in 1996.

     Selling, general and administrative expenses were $11,146,894 and 29.5% of sales in 1997, and $11,408,154 and 29% of sales in 1996.

Comparison of Results for Fiscal Years 1996 and 1995

     The Company's revenues for fiscal 1996 increased to $39,705,023, from $37,166,730 in 1995. The increase was due principally to a substantial increase in foreign sales, and a slight increase in domestic sales.

     Gross margins for the year were 62% in 1996 and 62% in 1995. Advertising, cooperative and promotional expenses were $10,655,496, and 27% of sales, in 1996, and $13,332,216, and 36% of sales, in 1995.

     Selling, general and administrative expenses were $11,408,154, and 29% of sales in 1996, and $11, 253,543, and 31% of sales, in 1995.

Liquidity and Capital Resources

     As at November 30, 1997, the Company had working capital of $11,024,121 as compared to $9,070,115 at November 30, 1996. The ratio of total current assets to current liabilities was 3.14 to 1, as compared to a ratio of 2.82 to 1 for the prior year. Stockholders' equity increased to $13,727,991 from $11,724,209.

     The Company's cash position at year end increased to $3,649,774 from $1,422,783 as at November 30, 1996. The increase came mostly from net cash provided by operating activities of approximately $3,194,000. The Company utilized approximately $169,000 in the acquisition of property and equipment, $20,000 for intangible assets, $40,000 for loans to officers, $5,000 to buy back treasury stock and $60,000 to increase its marketable security portfolio.

     Management adjusted its advertising budget in line with its sales projections for fiscal 1997, reducing its advertising, cooperative and promotional expenditures to $8,450,461 from $10,655,495.

     Sales decreased $1,760,176, from $39,469,098 in 1996 to $37,708,922 in
1997. Gross profit margin on 1997 sales remained at the 62% achieved in 1996. Thus, assuming that same 62% margin, the decrease in sales 'cost' $1,091,309 in gross-profit-margin terms, but was more than offset by the $2,205,034 decrease in advertising, cooperative and promotional expenses, which substantially accounted for the pre-tax profit of $3,272,823 in 1997, compared to $1,914,626 in 1996.

     The Company's selling general and administrative expenses were substantially the same in 1997 and 1996 [$11,146,894 vs. $11,408,154].
Inventories [$6,014,672 vs. $5,875,742] were up $138,930, and accounts receivable [$3,931,273 vs. $4,017,500] decreased $86,227. Current liabilities [$5,139,768 vs. $4,983,870] increased by $155,898. Cash at the beginning of the year was $1,422,783, and increased to $3,649,774 at year end.

     As of November 30, 1997, the Company had paid the remainder of a term note from a banking institution, and still had a $3,000,000 line of credit at 1% below prime. As at November 30, 1997, the Company was not utilizing any of the funds available under this credit line. The Company has issued a security agreement in connection with the bank financing.

Inventory, Seasonality, Inflation and General Economic Factors

     The Company attempts to keep its inventory for every product at levels that will enable shipment against orders within a three week period. However, certain components must be inventoried well in advance of actual orders because of time-to-acquire circumstances. For the most part, purchases are based upon projected quarterly requirements, which are projected based upon sales indications received by the sales and marketing departments, and general business factors. All of the Company's contract-manufacture products and components are purchased from non-affiliated entities. Warehousing is provided at Company facilities, and all products are shipped from the Company's warehouse facilities.

     The Company does not believe that any of its products are seasonal in nature other than its depilatory and diet brands, which are more active during the Spring and Summer seasons. The Company does not have a product that can be identified as a "Christmas" item.

     Because its products are sold to retail stores (throughout the United States and, in small part, abroad), sales are particularly affected by general economic conditions. Accordingly, any adverse change in the economic climate can have an adverse impact on the Company's sales and financial condition.
The Company does not believe that inflation or other general economic circumstance that would negatively affect costs can be predicted, but if such circumstances should occur, they could have material and negative impact on the Company's net sales and revenues, unless the Company were able to pass along related cost increases to its customers.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The Financial Statements are listed under Item 14 in this Form 10-K. The following financial data is a summary of the quarterly results of operations (unaudited) during and for the years ended November 30, 1997 and 1996:


                         Three Months Ended

Fiscal 1997      Feb. 28      May 31      Aug. 31      Nov. 30

Net Sales      $8,617,289  $10,552,412  $10,227,594  $8,311,627

Total Revenue   8,698,517   10,625,347   10,309,203   8,369,808

Cost of Pro-
ducts Sold      3,076,627    3,940,006    3,850,509   3,593,222

Net Income        310,001      706,712      726,253     262,669

Net Income per
 common share        .04          .09          .09         .03



                         Three Months Ended

Fiscal 1996      Feb. 28      May 31      Aug. 31     Nov. 30

Net Sales      $10,125,118  $10,498,104 $10,232,749  $8,613,127

Total Revenue   10,185,709   10,551,604  10,283,988   8,683,722

Costs of Pro-
ducts Sold       3,855,577    4,002,443   3,872,840   3,440,195

Net Income         368,160      464,585     152,116     130,073

Net Income per      .05          .05          .02         .02
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

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS


     The Executive Officers and Directors of the Company are as follows:

                                                   YEAR OF FIRST
   NAME                 POSITION                  COMPANY SERVICE

David Edell         President and Chief
                    Executive Officer,
                    Director                           1983

Ira W. Berman       Chairman of the Board
                    of Directors, Secretary,
                    Executive Vice President           1983

Dunnan Edell        Executive Vice Pres.-
                    Sales, Director                    1984

Drew Edell          Vice President-
                    Manufacturing and
                    New Product Development            1983

Stanley Kreitman    Director                           1986

John Bingman        Treasurer                          1986

Jack Polak          Director                           1983

Sidney Dworkin      Director                           1985

Rami G. Abada       Director                           1997



     David Edell, age 66, is President and Chief Executive Officer. Prior to his association with the Company he was a marketing and financial consultant; and, by 1983, he had extensive experience in the health and beauty aids field as an executive director and/or officer of Hazel Bishop, Lanolin Plus and Vitamin Corporation of America.

     Ira W. Berman, age 66, is the Company's Executive Vice President and Corporate Secretary. He is also Chairman of the Board of Directors. Mr.

Berman is an attorney who has been engaged in the practice of law since 1955. He received a Bachelor of Arts Degree (1953) and Bachelor of Laws Degree
(1955) from Cornell University, and is a member of the American Bar
Association.

     Dunnan Edell, the 42 year-old son of David Edell, became a director in 1994. A Senior Vice President-Sales, he joined the Company in 1984, and was appointed Divisional Vice-President in 1986. He was employed by Alleghany Pharmacal Corporation from 1982 to 1984, and by Hazel Bishop from 1977 to 1981.

     Drew Edell, the 40 year-old son of David Edell, is a graduate of Pratt Institute, where he received a Bachelor's degree in Industrial Design. He has been associated with the Company since 1983. In March 1985 he was appointed Vice President-Product Development and Production.

     John Bingman, age 46, received a Bachelor of Science degree from Farleigh Dickenson University in 1973. He is a certified public accountant who practiced with the New Jersey accounting firm of Zarrow, Zarrow & Klein from 1976 to 1986.

     Jack Polak, age 85, has been a private investment consultant since April 1982, and holds a tax consultant certification in The Netherlands. From 1977 until 1995, he was a director of Petrominerals Corporation, a public company engaged in oil and gas production, located in Tustin, California. From August 1993 until February 1995, he was a director of Convergent Solutions, Inc. Since February 1995 (upon a merger involving Convergent Solutions), he has been a director of K.T.I. Industries, Inc. of Guttenberg, NJ, and a member of its Board's Audit and Compensation Committee. K.T.I. is a public company engaged in the waste - to - energy business.

     Stanley Kreitman, age 66, has been Vice Chairman of the Board of Manhattan Associates, an equity - investment firm, since 1994. He is also a director of Medallion Financial Corp., an SBIC. Mr. Kreitman has been Chairman of the Board of Trustees of the New York Institute of Technology since 1989, and of Crime- Stoppers Nassau County (NY), since 1994. He is also a director and/or executive committee member of the following organizations: The New York City Board of Corrections, The New York City Police Foundation, St. Barnabas Hospital, The New York College of Osteopathic Medicine, and the Police Athletic League. From 1975 until 1993, he was President of United States Banknote Corporation, a security printer.

     Sidney Dworkin, age 77, has been a director since 1985. He was one of the founders, and from 1966 until 1987, was the President and Chairman of the Board of Revco D.S., Inc., one of the largest drug store chains in the United

States. (He terminated his association with Revco in September 1987.) Mr. Dworkin is a certified public accountant and a graduate of Wayne State University. He is also a director of Northern Technologies, International, Inc., Crager Industries, Inc., Entile Company Inc., Q.E.P. Company, Inc., and Viragen Inc., and is Chairman of the boards of Comtrex Systems, Inc., MarbleEdge Group, Inc., and Interactive Technologies, Inc. He was a director of Neutrogena Corp. until its acquisition by Johnson & Johnson, and is a former Chairman of the National Association of Chain Drug Stores.

     Rami G. Abada, age 38, is the President and Chief Operating Officer of the publicly-owned Jennifer Convertibles, Inc. He has been its Chief Operating Officer since April of 1994, and was Executive Vice President from April 1994 to December 1997. From 1982 to 1994, he was a Vice President of Operations in the Jennifer Convertibles organization. Mr. Abada, who is Ira Berman's son-in-law, earned a B.B.A. in 1981 upon his graduation from Bernard Baruch College of The City University of New York.




Item 11. EXECUTIVE COMPENSATION


  i. Summary Compensation Table

     The following table summarizes compensation earned in 1997, 1996 and 1995 by all of the executive officers whose fiscal 1997 compensation exceeded $100,000, including the Chief Executive Officer (the "named officers").


               Annual Compensation      Long-Term Compensation

                                                   Number
                                                     of       Other
                                                   Shares     Long-
                                         All       Covered    Term
                                        Other        by       com-
Name and                                Annual      Stock     pen-
Principal                               Compen-    Options    sa-
Position       Year  Salary    Bonus   sation(1)  Granted(2)  tion

David Edell,   1997 $357,305  $171,254  $24,812    100,000     0
President      1996  337,080   131,896   21,560       -        0
and Chief      1995  318,000    63,600   18,456       -        0
Executive
Officer

Ira W. Berman, 1997 $357,305(3) $171,254  $22,345   100,000     0
Secretary      1996  337,080(4)  131,896   22,876      -        0
and Executive  1995  318,000(5)   63,600   17,096      -        0
Vice President



               Annual Compensation      Long-Term Compensation

                                                   Number
                                                     of       Other
                                                   Shares     Long-
                                         All       Covered    Term
                                        Other        by       com-
Name and                                Annual      Stock     pen-
Principal                               Compen-    Options    sa-
Position        Year  Salary   Bonus   sation(1)  Granted(2)  tion

Dunnan Edell,  1997 $200,000 $25,000   $14,898     50,000      0
Executive      1996  185,096  25,000    15,659        -        0
Vice President 1995  175,000   3,365    13,440     25,000      0
- Sales

Drew Edell,    1997 $131,800  $15,000   $ 2,283    50,000      0
Vice Presi-    1996  112,100   15,000    12,063       -        0
dent-Manufact- 1995   98,000    1,885     2,925    25,000      0
uring



-------------------------

(1) Includes the personal-use value of Company-leased automobiles, the value of Company-provided life insurance, and health insurance that is made available to all employees, plus directors fees paid to Messrs. David Edell, Ira Berman and Dunnan Edell.

(2) Information in respect of stock option plans appears below in the sub-topic, Employment Contracts/Executive Compensation Program.

(3) Includes $99,396 paid to Ira W. Berman & Associates, P.C.

(4) Includes $110,046 paid to Ira W. Berman & Associates, P.C.

(5) Includes $99,396 paid to the New York City law firm of Berman & Murray, where Mr. Berman was the Senior Partner through 1995.

  ii. 1997 Option Grants, Fiscal Year Option
      Exercises, Year-End Option Valuation


               Fiscal 1997 Option Grants To Named Officers

                           % of
                           Total
                          Options
                          Granted                    Potential
             Number of      To        Expir-         Realizable
             Underlying     All       ation           Values(1)
               Shares    Employees     Date          5%   /  10%

David Edell   100,000      33.3    Aug. 1, 2007   $157,224/$398,436
Ira W. Berman 100,000      33.3    Aug. 1, 2007    157,224/ 398,436
Dunnan Edell   50,000      16.7    Aug. 1, 2007     78,612/ 199,218
Drew Edell     50,000      16.7    Aug. 1, 2007     78,612/ 199,218


-----------------------

(1) The figures shown as Potential Realizable Values are net gains that could be realized if assumed rates of appreciation of 5% and 10% per annum, were to result during the term of the options. The SEC requires the presentation of these assumptions and information based thereon, and no part is intended to forecast possible future appreciation. Actual net gains, if any, are dependent upon the actual future performance of the Company's Common Stock, and overall economic conditions.

    The next table identifies 1997 fiscal-year option exercises by named officers, and reports a valuation of their options.


               Fiscal 1997 Aggregated Option Exercises
               and November 30, 1997 Option Values

                                       Number of       Value of
                                        Shares         Unexer-
               Number of               Covered by       cised
                Shares                 Unexercised   In-the-Money
               Acquired      Value     Options at     Options at
              On Exercise   Realized    November       November
                                        30, 1997      30, 1997(1)

David Edell     30,000      $49,687      567,500       $1,628,313

Ira W. Berman 30,000       49,687      492,000        1,612,500
Dunnan Edell      -0-         -0-         25,000           -0-
Drew Edell        -0-         -0-         25,000           -0-

----------------------

(1) Represents the difference between market price and the respective exercise prices of options at November 30, 1997.



  iii. Compensation of Directors

     Each director was paid $2,000 per meeting for attendance of board meetings in fiscal 1997 (without additional compensation for committee meetings); and directors Rami G. Abada, Stanley Kreitman and Sidney Dworkin were each granted 25,000 options on August 1, 1997, exercisable through August 1, 2007, at $2.50 per share. The full board met three times in 1997.

  iv.  Executive Compensation Principles;
       Audit and Compensation Committee

     The Company's Executive Compensation Program is based on guiding principles designed to align executive compensation with Company values and objectives, business strategy, management initiatives, and financial performance. In applying these principles the Audit and Compensation Committee of the Board of Directors, comprised of David Edell, Ira W. Berman, Stanley Kreitman and Jack Polak, which met three times in 1997, has established a program to:


   * Reward executives for long-term strategic management and the enhancement ofshareholder value.

   * Integrate compensation programs with both the Company's annual and long-term strategic planning.

   * Support a performance-oriented environment that rewards performance not only with respect to Company goals but also Company performance as compared to industry performance levels.


   v. Employment Contracts/Compensation Program

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

     Bonuses (see the Summary Compensation Tables), other than Mr. David Edell's and Mr. Berman's, were awarded in consideration of the Company's performance during 1997.

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

  vi. Stock Option Plans

     The Company's 1984 Stock Option Plan covered 1,500,000 shares of its Common Stock.

     The Company's 1986 Stock Option Plan covered 1,500,000 shares of its Common Stock.

     The Company's 1994 Stock Option Plan covers 1,000,000 shares of its Common Stock.

     The 1994 Option Plan provides (as had the 1984 and 1986 plans) for the granting of two (2) types of options: "Incentive Stock Options" and "Nonqualified Stock Options". The Incentive Stock Options (but not the Nonqualified Stock Options) are intended to qualify as "Incentive Stock Options" as defined in Section 422(a) of The Internal Revenue Code. The Plans are not qualified under Section 401(a) of the Code, nor subject to the provisions of the EmployeeRetirement Income Security Act of 1974.

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

     Under the plans, options will terminate three (3) months after the optionee ceases to be employed by the Company or a parent or subsidiary of the Company unless (i) the termination of employment is due to such person's permanent and total disability, in which case the option may, but need not, provide that it may be exercised at any time within one (1) year of such termination (to the extent the option was vested at the time of such termination); or (ii) the optionee dies while employed by the Company or a parent or subsidiary of the Company or within three (3) months after termination of such employment, in which case the option may, but need not provide that it may be exercised (to the extent the option was vested at the time of the optionee's death) within eighteen (18) months of the optionee's death by the person or persons to whom the rights under such option pass by will or by the laws of descent or distribution; or (iii) the option by its terms specifically provides otherwise.

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

     As at November 30, 1997, 1,529,500 stock options, yet exercisable, to purchase 1,529,500 shares of the Company's Common Stock, were outstanding.

  vii. Performance Graph

     Set forth below is a line graph comparing cumulative total shareholder return on the Company's Common Stock, with the cumulative total return of companies in the NASDAQ Stock Market (U.S.) and the cumulative total return of Dow Jones's Cosmetics/Personal Care Index.


                         [Chart Appears Here]

                         Cumulative Total Return

                      11/92   11/93  11/94   11/95 11/96  11/97

CCA Industries, Inc.  100.00  378.57 214.29  82.14 132.14 135.71
DJ Equity Market      100.00  109.88 110.77 152.58 195.23 250.10
DJ Cosmetics/Personal 100.00   98.25 119.12 160.96 216.14 262.08
  Care



Item 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information regarding the ownership of the Company's Common Stock and/or Class A Common Stock as of February 6, 1998 by (i) all those known by the Company to be owners of more than five percent of the outstanding shares of Common Stock or Class A Common Stock,
(ii) the "named officers," including the Chief Executive Officer (see Executive Compensation-Summary Compensation Table); (iii) each officer and director; and
(iv) all officers and directors as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is beneficial owner of them.

                                                 Ownership, As A
                                                   Percentage of
                                 Number of          All Shares
Name and Address               Shares Owned:        Outstanding

                              Common
                              Stock      Class A

David Edell
c/o CCA Industries, Inc.     234,685     484,615        8.69
200 Murray Hill Parkway
East Rutherford, NJ 07073

Ira W. Berman                204,745     473,675        8.19
c/o CCA Industries, Inc.

Jack Polak                     25,000     47,700        0.88
90 Park Avenue
New York, NY 10016

Rami G. Abada                   -           -             -
c/o CCA Industries, Inc.

Stanley Kreitman                -           -             -
c/o CCA Industries, Inc.

Dunnan Edell                  51,250        -           0.62
c/o CCA Industries, Inc.

Drew Edell                    51,250        -           0.62
c/o CCA Industries, Inc.

Sidney Dworkin                50,000        -           0.60
1550 No. Powerline Road
Pompano, FL 33069

John Bingman                    -           -             -
c/o CCA Industries, Inc.

Officers and Directors       616,930   1,005,930       19.60
as a group (9 persons)


_______________________

(1) David Edell, Ira Berman and Jack Polak own over 98% of the outstanding shares of Class A Common Stock. Messrs. David Edell, Dunnan Edell and Ira Berman are officers and directors. Messrs. Bingman and Drew Edell are officers. Messrs. Abada, Kreitman, Polak, and Dworkin are directors.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     As at November 30, 1997, Company loans, to Drew Edell, an officer, and Dunnan Edell, a director and officer, in the principal sums of $40,000 and $25,250, respectively, were outstanding. The loans, secured by second mortgages upon real properties, carry interest at 1% over prime, payable semi-annually.

PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENTS,
         SCHEDULES AND REPORTS ON FORM 8-K


     Financial Statements:

     Table of Contents, Independent Auditors' Report, Consolidated Balance Sheets as of November 30, 1997 and 1996, Consolidated Statements of Income for the years ended November 30, 1997, 1996 and 1995, Consolidated Statements of Shareholders' Equity for the periods December 1, 1994 through November 30, 1996, Consolidated Statements of Cash Flows for the years ended November 30, 1997, 1996 and 1995, Notes to Consolidated Financial Statements.


     Financial Statement Schedules:

   Schedule II Valuation Accounts; Years Ended Nov. 30, 1997, 1996 and 1995


     Exhibits:

(a) The Company's Articles of Incorporation and Amendments thereof, and its By-Laws, are incorporated by reference to their filing with the Form 10-K A filed April 5, 1995. (Exhibit pages 000001-23).

(b) The Following Material Contracts and Amendments are incorporated by reference to their filing with the Form 10-KA filed April 5, 1995:
     Amended and Restated Employment Agreements, with David Edell and Ira Berman; License Agreement made February 12, 1986 with Alleghany Pharmacal Corporation (Exhibit pages 000056-90).

(c) The Company's 1994 Stock Option Plan is incorporated by reference to its filing as an exhibit printed in the 1994 Proxy Statement, filed on or about May 15, 1994.

(d)  Exhibit 11: Statement re Per Share Earnings



     No Form 8-K was filed during the last quarter of 1997.

     Shareholders may obtain a copy of any exhibit not filed herewith by writing to CCA Industries, Inc., 200 Murray Hill Parkway, East Rutherford, New Jersey 07073.

PART IV, ITEM 14. (d) (Continued)                      EXHIBIT 11

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                COMPUTATION OF EARNINGS PER SHARE



                                                                   Year Ended November 30,

                                                            1997             1996                   1995
Primary:
 Average shares outstanding                           7,205,904             7,120,099             6,794,368
   Net effect of dilutive stock
   options--based on the
   treasury stock method
   using average market
   price                                                902,578               869,284               *

                        TOTALS                        8,108,482             7,989,383             6,794,368

Net income (Loss)                                   $ 2,005,635            $1,114,934           ($1,566,568)

Per share amount                               $            .25       $           .14      ($           .23)

Fully Diluted:
 Average shares outstanding                           7,205,904             7,120,099             6,794,368

 Net effect of dilutive stock
   options--based on the
   treasury stock method
   using higher of ending or
   average market price                                 902,578               869,284               *

                        TOTALS                        8,108,482             7,989,383             6,794,368


Net income (Loss)                                   $ 2,005,635            $1,114,934           ($1,566,568)

Per share amount                                $           .25        $          .14       ($          .23)

* Anti-dilutive

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


     Signature          Title                    Date



s/ David Edell           President, Director,
   DAVID EDELL           Chief Executive Officer,
                         and Chief Financial
                         Officer                February 25, 1998

s/ Ira W. Berman         Chairman of the Board
   IRA W. BERMAN         of Directors, Executive
                         Vice President,
                         Secretary              February 25, 1998

s/ Dunnan Edell          Vice President,        February 25, 1998
   DUNNAN EDELL          Director

s/ Stanley Kreitman      Director               February 25, 1998
   STANLEY KREITMAN

s/ Rami Abada            Director               February 25, 1998
   RAMI ABADA

s/ Jack Polak            Director               February 25, 1998
   JACK POLAK

s/ Sidney Dworkin        Director               February 25, 1998
   SIDNEY DWORKIN

              CCA INDUSTRIES, INC. AND SUBSIDIARIES


                CONSOLIDATED FINANCIAL STATEMENTS


                    NOVEMBER 30, 1997 AND 1996

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

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . 7-23

                   INDEPENDENT AUDITORS' REPORT


Board of Directors
CCA Industries, Inc.
East Rutherford, New Jersey

     We have audited the consolidated balance sheets of CCA Industries, Inc. and Subsidiaries as of November 30, 1997 and 1996, and the related consolidated statements of income (loss), shareholders' equity and cash flows for each of the three years in the period ended November 30, 1997. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements and related schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCA Industries, Inc. and Subsidiaries as of November 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1997, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedules listed in the index to Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basis financial statements and, in our opinion, present fairly, in all material respects, in relation to the basic consolidated financial statements.




                              SHEFT KAHN & COMPANY LLP
                              CERTIFIED PUBLIC ACCOUNTANTS

January 30, 1998
Jericho, New York


              CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                           A S S E T S

                                                    November 30,
                                              1997              1996

Current Assets
  Cash and cash equivalents                      $ 3,649,774 $  1,422,783
  Short-term investments and marketable
    securities (Notes 2 and 6)                     1,926,513    1,546,289
  Accounts receivable, net of allowances of
    $664,325 and $1,066,549, respectively
   (Note 8)                                        3,931,273    4,017,500
  Inventories (Notes 2, 3 and 8)                   6,014,672    5,875,742
  Prepaid expenses and sundry receivables            248,553      603,952
  Due from officers - Current                          1,500        3,900
  Prepaid income taxes and refunds due                -            87,552
  Deferred income taxes (Note 9)                     391,604      496,267

   Total Current Assets                           16,163,889   14,053,985

Property and Equipment, net of accumulated
  depreciation and amortization
   (Notes 2 and 4)                                   486,029       729,706

Intangible Assets, net of accumulated
  amortization (Notes 2 and 5)                       163,640       155,037

Other Assets
  Marketable securities (Notes 2 and 6)            1,874,175    1,634,592
  Due from officers - Non-current                     65,250       25,250
  Deferred income taxes (Note 9)                      62,164       55,292
  Other                                               52,612       54,217
   Total Other Assets                              2,054,201    1,769,351

   Total Assets                                  $18,867,759  $16,708,079



See Notes to Consolidated Financial Statements.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS


               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       November 30,
                                                   1997          1996


Current Liabilities
  Notes payable - Current portion (Note 8)   $    -        $     163,500
  Accounts payable and accrued
   liabilities (Note 11)                       5,053,665       4,794,865
  Income taxes payable (Note 9)                   86,103          25,505
   Total Current Liabilities                   5,139,768       4,983,870

Commitments and Contingencies
  (Note 13)

Shareholders' Equity
  Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding  6,192,621 and 6,012,621
   shares, respectively                           61,926          60,126
  Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
     1,020,930 and 1,154,930 shares,
   respectively                                   10,209          11,549
  Additional paid-in capital                   4,454,764       4,455,224
  Retained earnings                            9,221,798       7,216,163
  Unrealized gains (losses) on marketable
   securities (Note 6)                        (    2,737)  (       6,353)
                                              13,745,960      11,736,709
   Less: Treasury Stock ( 7,500 and
         5,000 shares at November 30,
     1997 and November 30, 1996,
     respectively)                                17,969          12,500

   Total Shareholders' Equity                 13,727,991      11,724,209

   Total Liabilities and Shareholders'Equity $18,867,759     $16,708,079

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                         Year Ended November 30,
                                       1997       1996        1995
Revenues
  Sales of health and beauty
     aid products, net             $37,708,922   $39,469,098 $36,849,803

  Other income                         293,953       235,925     316,928

                                    38,002,875    39,705,023  37,166,731
Costs and Expenses
  Cost of sales                     14,460,364    15,171,055  14,171,030
  Selling, general and
     administrative expenses        11,146,894    11,408,154  11,253,593
  Advertising, cooperative and
      promotions                     8,450,461    10,655,495  13,332,216
  Research and development             684,224       459,082     496,716
  Provision for doubtful accounts (     17,779)       45,855      87,697
  Interest expense                       5,888        50,756      56,003

                                    34,730,052    37,790,397  39,397,255

   Income (Loss) before Provision
     for Income Taxes                3,272,823     1,914,626  (2,230,524)

Provision for Income Tax
  (Benefit)                          1,267,188       799,692(    663,956)

   Net Income (Loss)              $  2,005,635  $  1,114,934($ 1,566,568)

Weighted Average Shares
  Outstanding                        8,108,482    7,989,383    6,794,368

Income Per Common Share
  (Note 2):
      Net Income (Loss)           $        .25   $      .14   ($     .23)


See Notes to Consolidated Financial Statements.

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    FOR THE YEAR ENDED NOVEMBER 30, 1997, 1996 AND 1995
                                                                                    Unrealized
                                                        Additional                Gain (Loss) on
                                      Common Stock       Paid-In        Retained    Marketable
                                  Shares      Amount     Capital        Earnings   Securities

Balance - December 1, 1994       6,789,451     $67,894   $4,275,535      $7,667,797    ($250,867)

Issuance of common stock             5,700          57        6,473         -               -

Net loss for the year               -            -             -      (  1,566,568)         -

Unrealized gain on marketable
securities                          -            -             -              -          256,195

Balance - December 1, 1995       6,795,151      67,951    4,282,008      6,101,229         5,328

Issuance of common stock           372,400       3,724      173,216         -               -

Net Income for the year             -             -             -        1,114,934          -

Unrealized (loss) on marketable
 securities                         -             -             -             -      (    11,681)

Purchase of Treasury Stock   (       5,000) (       50)   (  12,450)          -             -

Balance - December 1, 1996       7,162,551      71,625    4,442,774       7,216,163    (   6,353)

Issuance of common stock            46,000         460   (      460)          -              -

Net Income for the year             -              -          -           2,005,635          -

Unrealized gain on marketable
 securities                         -              -          -                 -          3,616

Purchase of Treasury Stock   (       2,500)  (      25)(      5,444)            -            -

Balance - November 30, 1997      7,206,051     $72,060   $4,436,870      $9,221,798  ($   2,737)

See Notes to Consolidated Financial Statements.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEAR ENDED NOVEMBER 30,


                                            1997       1996        1995


Cash Flows from Operating Activities:
  Net income (loss)                     $2,005,635   $1,114,934 ($1,566,568)
   Adjustments to reconcile net
     income (loss) to net cash provided
     by (used in) operating activities:
  Depreciation and amortization            376,381      400,790     332,802
  Amortization of bond discount              1,948        2,041       6,576
  Decrease (increase) in deferred
   income taxes                             97,791      180,663 (   185,355)
  Loss (gain) on disposal of assets          1,009  (    18,237)          5
  Decrease in accounts receivable           86,227       26,920   1,294,608
  (Increase) decrease in inventory    (    138,930)     538,355   1,104,429
  Decrease (increase) in prepaid
   expenses and sundry receivables         355,399      288,741(    608,999)
  Increase (decrease) in accounts
   payable and accrued liabilities         258,800 (  2,083,560)(   721,688)
  Increase (decrease) in income
   taxes payable                           148,150       25,505 (     6,354)
  Decrease (increase) in security
   deposits                                  1,605        8,447 (    12,094)

  Net Cash Provided by (Used in)
     Operating Activities                3,194,015      484,599  (  362,638)

Cash Flows from Investing Activities:
  Acquisition of property and
   equipment                         (     168,520)  (  407,206) (  355,719)
  Proceeds from sale of property            40,960      -           -
  Payment for intangible assets     (       20,448)  (   36,664) (   49,764)
  Purchase of marketable securities   (  3,269,674)(  1,102,669) (  116,475)
  Proceeds from sale of marketable
   securities                            2,657,227    2,253,778   1,353,894
  Proceeds of money due from
   officers                                  2,400      -            19,731
  Loan to officers                  (       40,000)     -           -
  (Decrease) in other assets              -             -          (  6,192)

   Net Cash Provided (Used In)
     Investing Activities            (     798,055)     707,239     845,475

Cash Flows from Financing Activities:
  Proceeds from borrowings                 -          1,769,152     688,320
  Payment on debt                    (     163,500)(  2,014,797) (  966,242)
  Proceeds from exercise of
   stock options                          -             176,940       6,530
  Purchase of treasury stock         (       5,469) (    12,500)       -

   Net Cash (Used In)
   Financing Activities              (     168,969) (    81,205) (  271,392)

Net Increase In Cash                     2,226,991    1,110,633     211,445

Cash at Beginning of Year                1,422,783      312,150     100,705

Cash at End of Year                     $3,649,774   $1,422,783 $   312,150

Supplemental Disclosures of Cash
Flow Information:
  Cash paid during the year for:
   Interest                         $        7,025 $     54,487$     72,021
   Income taxes                          1,052,850       26,245     102,625




See Notes to Consolidated Financial Statements

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

 CCA Industries, Inc. ("CCA") was incorporated in the State of Delaware on March 25, 1983.

 CCA manufactures and distributes health and beauty aid products.

 CCA has several subsidiaries (CCA Cosmetics, Inc., CCA Labs, Inc., and Berdell, Inc.), all of which are currently inactive.

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation:

 The consolidated financial statements include the accounts of CCA and its wholly-owned subsidiaries (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include the use of estimates, which management believes are reasonable.

 Use of Estimates:

 The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

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

 Statements of Cash Flows Disclosure:

 For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of less than three months to be cash equivalents.

 During fiscal 1997, two officers/shareholders exercised in the aggregate 60,000 options in exchange for previously issued common stock. The common shares were put into treasury and were subsequently cancelled.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Inventories:

 Inventories are stated at the lower of cost (first-in, first-out) or market.

 Product returns are recorded in inventory when they are received at the lower of their original cost or market, as appropriate.Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined.

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
   Leasehold improvements               7-10 Years or life
                                        of lease, whichever is
                                        shorter
   Intangible Assets:

   Intangible assets are stated at cost. Patents and trademarks are amortized on the straight-line method over a period of 17 years.

   Financial Instruments:

   The carrying value of assets and liabilities considered financial instruments approximate their respective fair value.

   Income Taxes:

   Income tax expense includes federal and state taxes currently payable and deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

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

   Fully diluted earnings per share are not presented because they are either anti-dilutive or result in dilution of less than 3%.

NOTE 3 - INVENTORIES

   At November 30, 1997 and 1996, inventories consist of the following:

                                        1997        1996

   Raw materials                   $ 4,017,838    $4,065,961
   Finished goods                    1,996,834     1,809,781
                                   $ 6,014,672    $5,875,742

NOTE 4 - PROPERTY AND EQUIPMENT

   At November 30, 1997 and 1996, property and equipment consisted of the following:
                                     1997              1996
   Machinery and equipment         $  236,582   $    288,067
   Furniture and equipment            329,526        280,942
   Transportation equipment             -              1,917
   Tools, dies, and masters         1,584,346      1,465,425
   Leasehold improvements             108,474        108,474
                                    2,258,928      2,144,825
   Less:  Accumulated depreciation
          and amortization          1,772,899      1,415,119

   Property and Equipment - Net    $  486,029   $    729,706

   Depreciation and amortization expense for the years ended November 30, 1997, 1996 and 1995 amounted to $364,536, $390,625 and $325,609, respectively.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INTANGIBLE ASSETS

   Intangible assets consist of the following at November 30, 1997 and 1996:

                                                      1997          1996

   Patents and trademarks                           211,596        $191,148
   Less:  Accumulated amortization                   47,956          36,111

   Intangible Assets - Net                       $  163,640        $155,037

   Amortization expense for the years ended November 30, 1997, 1996 and 1995 amounted to $11,845, $10,165 and $7,193, respectively.

NOTE 6 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

   Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at November 30, 1997 and 1996 were as follows:

                                        1997                   1996
   Current:                          COST     MARKET     COST      MARKET

   Corporate obligations         $    99,006 $   99,448  $447,384  $450,319
   Government obligations
     (including mortgage
       backed securities)          1,827,503  1,827,065   886,711   891,346
   Preferred stock                   -             -      200,000   204,624

       Total                       1,926,509  1,926,513 1,534,095 1,546,289

   Non-Current:

   Corporate obligations             741,893    744,921   199,006   198,282
   Government obli-
     gations                       1,135,023  1,129,254 1,454,133 1,436,310

       Total                       1,876,916  1,874,175 1,653,139 1,634,592

       Total                      $3,803,425 $3,800,688$3,187,234$3,180,881

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

 The market value at November 30, 1997 was $3,800,688 as compared to $3,180,881 at November 30,
 1996.  The cost and market values of the investments at November 30, 1997 were as follows:

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
 Name of Issuer and            Maturity           Interest      Bonds and      Cost of  at Balance    Issue Carried in
 Title of Each Issue            Date                Rate         Notes       Each Issue Sheet Date    Balance Sheet

 CORPORATE OBLIGATIONS:

  AT&T                         6/01/98               4.750%      $100,000    $  99,006   $  99,448      $  99,448
  Florida Power & Light        7/01/99               5.500%       300,000      295,776     297,537        297,537
  Virginia Electric & Power    4/01/00               6.481%       250,000      246,117     248,510        248,510
  GMAC Smartnotes             10/15/99               5.950%       200,000      200,000     198,874        198,874
                                                                               840,899     844,369        844,369


                                                CCA INDUSTRIES, INC. AND SUBSIDIARIES
                                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 -   SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

<CPATION>
        COL. A                                                   COL. B      COL. C      COL.D       COL.E
                                                                                                   Amount at Which
                                                                                                     Each Portfolio
                                                               Number of                  Market    Of Equity Security
                                                             Units-Principal             Value of   Issues and Each
                                                                Amount of              Each Issue    Other Security
 Name of Issuer and            Maturity           Interest      Bonds and      Cost of  at Balance    Issue Carried in
 Title of Each Issue            Date                Rate         Notes       Each Issue Sheet Date    Balance Sheet

GOVERNMENT OBLIGATIONS:

Tennesse Valley Authority        3/04/98            5.125%    $100,000         $100,000  $  99,848           $  99,848
US Treasury Note                10/31/98            4.750      100,000           99,684     99,094              99,094
US Treasury Note                10/31/98            4.750      200,000          199,992    198,188             198,188
US Treasury Note                10/15/98            7.125      250,000          250,000    252,970             252,970
US Treasury Note                 4/30/98            5.125      190,000          189,883    189,645             189,645
US Treasury Note                 4/30/98            5.125       10,000            9,992      9,981               9,981
US Treasury Note                 7/31/98            5.250      250,000          249,834    249,375             249,375
US Treasury Note                 2/28/99            5.875      250,000          249,953    250,235             250,235
US Treasury Note                11/15/99            5.875      250,000          249,141    250,313             250,313
US Treasury Note                 1/31/98            5.125      200,000          199,695    199,750             199,750
US Treasury Zero Coupon          8/15/99            5.920      148,000          134,040    134,331             134,331
US Treasury Zero Coupon          5/15/98            5.410      215,000          210,007    209,741             209,741
US Treasury Bill                12/04/98            5.210      200,000          197,436    199,850             199,850
US Treasury Bill                12/04/97            5.210      120,000          118,466    119,911             119,911

                                             -12

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
 Name of Issuer and            Maturity           Interest      Bonds and      Cost of  at Balance    Issue Carried in
 Title of Each Issue            Date                Rate         Notes       Each Issue Sheet Date    Balance Sheet

GOVERNMENT OBLIGATIONS: (Continued)

FHLMC 1628-N                 12/15/2023             6.500%        50,000    $    48,024 $   46,763  $     46,763
EE Bonds                       -                    7.180         90,000         97,812     97,812        97,812
FNMA 93-G-26-B                8/25/2022             7.000         10,000          6,694      6,673         6,673
FNMA 93-224-D                11/25/2023             6.500        104,000        101,873     94,951        94,951
FNMA 92-2-N                   1/25/2024             6.500         52,000         47,424     45,718        45,718
FHLMC 1702-U                  3/24/2024             7.000          4,000          2,626      2,608         2,608
FNMA                          11/10/98              5.050        200,000        199,950    198,562       198,562

                                                                              2,962,526  2,956,319     2,956,319



                                                                             $3,803,425 $3,800,688    $3,800,688


                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (Continued)

  During the year ended November 30, 1997 available-for-sale securities were liquidated and proceeds amounting to $2,657,227 were received, with resultant realized gains totaling $5,692. Cost of available-for-sale securities includes unamortized premium or discount.

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

  From the period March 3, 1986 to June 3, 1986, the Company was required to pay a 7% royalty on all net sales. Thereafter, it is required to pay a 6% royalty on net sales but no less than $360,000 per annum to maintain its license. After the sum of $9,000,000 in royalties has been paid to Alleghany, the royalty is reduced to 1% of net sales. The Company has expanded the lines licensed from Alleghany and pays only 1% royalty on various new products created by the Company. As of November 30, 1997, $5,671,760 of royalties have been paid or accrued and only $3,328,240 still remains until the $9,000,000 level is reached.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -   LONG-TERM DEBT

   Note payable - Bank represents the balance of a $1,119,067 loan that was due in monthly installments of $24,000 plus interest to February 1996. Interest was calculated on the outstanding balance at prime. In connection with this loan, the bank has been given a secured interest in all of the accounts receivable and inventory of the Company and its subsidiaries. At November 30, 1997, the bank's prime rate was 8 1/4%.

   In May 1996 the Company refinanced $327,000 (representing the balance on its term note) at prime. The note was due in installments of $27,250 plus interest through May 1997.

   The Company has an available line of credit of $3,000,000. Interest is calculated on the outstanding balance at prime minus 1% or Libor plus 150 basis points. As of November 30, 1997, the Company was not utilizing any of its available line.

NOTE 9 - INCOME TAXES

   CCA and its subsidiaries file a consolidated federal income tax return. No returns have been examined by the Internal Revenue Service.

   At November 30, 1997 and 1996, respectively, the Company has temporary differences arising from the following:

                                                  November 30, 1997

                                                           Classified As
                                               Deferred    Short-     Long-
      Type                            Amount     Tax       Term       Term
                                                           Asset (Liability)

   Depreciation                 $    276,221   $111,006  $   -     $111,006
 Reserve for bad debts               120,131     48,278   48,278      -
 Reserve for returns                 544,194    218,698  218,698      -
 Reserve for obsolete
   inventory                         860,417    345,780  345,780      -
 Section 263A costs                  215,335     86,538   86,538      -

                                  $2,016,298    810,300  699,294    111,006
 Tax asset valuation
   allowance                                 (  356,532)(307,690) (  48,842)
 Net deferred income
    tax                                        $453,768 $391,604   $ 62,164

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -  INCOME TAXES (Continued)

                                              November 30, 1996

                                                           Classified As
                                              Deferred    Short-    Long-
      Type                            Amount     Tax       Term     Term
                                                         Asset (Liability)

 Depreciation                   $    220,070   $ 88,441 $  -        $88,441
 Reserve for bad debts               143,647     57,728   57,728       -
 Reserve for returns                 679,675    273,144  273,144       -
 Reserve for obsolete
   inventory                         922,903    370,892  370,892       -
 Section 263A costs                  228,995     92,027   92,027       -

                                  $2,195,290    882,232  793,791     88,441
 Tax asset valuation
   allowance                                 (  330,673)(297,524) (  33,149)
 Net deferred income
    tax                                        $551,559 $496,267    $55,292


 The tax asset valuation allowance decreased by $25,859 and $63,600 during the years ended November 30, 1997 and 1996, respectively.

   Income tax expense (benefit) is made up of the following components:

                                             November 30, 1997
                                                    State &
                                        Federal     Local        Total

   Current tax expense                $961,152     $291,294   $1,252,446
        Tax credits                (    13,324)        -     (    13,324)
   Deferred tax benefit                 27,913          153       28,066

                                      $975,741     $291,447   $1,267,188

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES (Continued)

                                       November 30, 1996
                                               State &
                                       Federal  Local       Total

   Current tax expense               $  85,795 $  57,622  $ 143,417
   Deferred tax benefit                513,007   143,268    656,275

                                      $598,802  $200,890   $799,692

   The current tax expense for the year ended 1996 includes a utilization of net operating loss carryforward for federal and state of approximately $492,000 and $50,000, respectively.

                                          November 30, 1995
                                                 State &
                                     Federal      Local         Total
   Current tax (benefit)
     expense                        ($482,202)  $  10,781    ($471,421)
   Tax credits                   (      7,180)       -    (      7,180)
   Deferred tax (benefit)         (    68,364) (  116,991)  (  185,355)
                                    ($557,746)  ($106,210)   ($663,956)

   Income taxes payable are made up of the following components:

                                                 State &
                                     Federal      Local         Total

   November 30, 1997                  $44,452    $41,651      $86,103

   November 30, 1996                  $24,598  $     907      $25,505

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 - INCOME TAXES (Continued)


 A reconciliation of income tax expense computed at the statutory rate to income tax expense at the effective rate for each of the three years ended November 30, 1997 is as follows:

                                                   1997                     1996                        1995
                                                       Percent                   Percent                     Percent
                                                      Of Pretax                 of Pretax                   of Pretax
                                           Amount      Income          Amount     Income        Amount        Income
 Income tax (benefit) expense at
          statutory rate                 $1,112,760    34.00%          $650,973     34.00%     ($758,379)     (34.00%)
 Increases (decreases) in taxes
   resulting from:
    State income taxes, net of federal
    income tax benefit                      152,086     4.65            120,810      6.31     (  106,377)    (  4.77   )
     Non-deductible expenses and
      other adjustments                      15,666      .48             27,909      1.46        207,980        9.32
    Utilization of tax credits        (      13,324) (   .41  )            -          -      (     7,180)   (    .32   )

 Income tax expense at
   effective rate                        $1,267,188    38.72%          $799,692     41.77%     ($663,956)     (29.77%)

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCK OPTIONS

  On November 15, 1984, the Company authorized the granting of incentive stock options as well as non-qualified options. The plan was amended in 1986 and again in 1994. The following summarizes the stock options outstanding under these plans as of November 30, 1997:

                                          Number     Per Share
                                            Of        Option
         Date Granted                      Shares     Price       Expiration

   December 1987                          234,500       .50           2002
   January 1988                           370,000       .55           2002
   March 1989                             200,000       .75           1999
   January 1990                           200,000       .63           1999
   June 1995                               50,000      4.50           2000
   December 1995                          100,000      1.50           2000
   August 1997                            375,000      2.50           2007
                                        1,529,500

   The following summarizes the activity of shares under option for the two years ended November 30, 1997:

                                          Number     Per Share
                                            Of        Option
                                          Shares      Price         Value

   Balance - November 30,
      1995                             1,515,600  $ .40 - $4.50   $1,041,440

     Granted                             100,000          $1.50      150,000
     Exercised                      (    373,600) $ .40 - $ .50 (    176,940)
   Balance - November 30,
      1996                             1,242,000  $ .50 - $4.50    1,014,500

     Granted                             375,000          $2.50      937,500
     Exercised                     (      60,000)           .50  (    30,000)
     Expired                       (      27,500)           .50  (    13,750)
   Balance - November 30,
      1997                             1,529,500  $ .50 - $4.50   $1,908,250

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

   The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                              November 30,
                                            1997         1996
                                              (In Thousands)

   Media advertising                    $     401    $*
   Coop advertising                           375         321
   Accrued returns                            712         505
   Royalty payable                            269     *
   Bonus                                      286     *
                                         $  2,043      $  826

   All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

   * Under 5%

NOTE 12 - OTHER INCOME

   Other income was comprised of the following:

                                                   November 30,
                                          1997        1996        1995
   Interest income                      $272,677     $195,234    $271,505
   Dividend income                        15,131       16,511      16,164
   Realized gain (loss) on
      disposal of assets             (     1,009)      18,237   (       5)
   Royalty income                        -             -           11,648
   Miscellaneous                           7,154        5,943      17,616
                                        $293,953     $235,925    $316,928

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - COMMITMENTS AND CONTINGENCIES

   On April 1, 1995, the Company renewed their lease for approximately 62,500 square feet of office and warehouse space at an annual rental of $259,284. This lease on the Company's premises expires March 31, 2001, but has a renewal option for an additional five years. On September 22, 1995 the Company leased an additional 30,000 square feet of warehouse space in Paterson, NJ on a net lease basis at a rental of $6,875 per month. The lease was due to expire on September 30, 1997 but was extended until September 30, 1998.

   The Company has entered into various operating leases with expiration dates ranging through December 2001.

   Rent expense for the years ended November 30, 1997, 1996 and 1995 was $458,706, $426,621 and $414,907, respectively.

   Future commitments under noncancellable operating lease agreements for each of the next five (5) years and in the aggregate are as follows:

   Year Ending
   November 30,

       1998                           $   402,856
       1999                               314,297
       2000                               280,710
       2001                                90,954
       2002                                  -

          Total                        $1,088,817

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

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

   During fiscal 1994, the Board of Directors approved 10-year employment contracts for two officers/shareholders. Pursuant thereto, each was provideda base salary of $300,000 in fiscal 1994, with a year-to-year CPI or 6% increment, and each is paid 2 1/2% of the Company's pre-tax income, less depreciation and amortization, plus 20% of the base salary, as bonus.

   The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. In addition, the Company maintains accounts with several brokerage firms. The accounts contain cash and securities. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation.

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

   The Company has outstanding loans of $25,250 and 40,000 from its Vice President in charge of Sales and Vice President in charge of Manufacturing, respectively; which were made to aid them in obtaining a first mortgage on their homes. The loans are secured by a second mortgage and carry an interest rate at 1% over prime. Interest is payable semi-annually.
   Both Vice Presidents are the sons of Mr. David Edell, the President of the Company.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 15 - CONCENTRATION OF RISK

   During the years ended November 30, 1997, 1996 and 1995, certain customers each accounted for more than 5% of the Company's total sales, as follows:

   Customer                                  1997        1996         1995

       A                                      25%         22%          22%
       B                                      12           9            7
       C                                       7           7            7
       D                                       *           6            5

   Foreign Sales                            5.34%       7.57%           *

   * Under 5%

NOTE 16 - SUBSEQUENT EVENTS

   In December 1997 David Edell and Ira W. Berman exercised stock options and purchased 50,000 and 20,000 shares of the Company's common stock respectively, at $.50 per share. They paid for the stock by giving back to the Company 11,765 and 4,705 shares, respectively, of the Company's own stock valued at approximately $2 1/8 per share.

   In December 1997 75,000 stock options at $.50 expired, 159,500 stock options at $.50 were extended until 2002, and 100,000 stock options at $1.50 were canceled.

                                             SCHEDULE II

                 CCA INDUSTRIES, INC. AND SUBSIDIARIES

                           VALUATION ACCOUNTS

              YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995



   COL. A                      COL. B      COL. C      COL. D        COL. E


                                          Additions
                             Balance at   Charged To                Balance
                             Beginning    Costs and                  At End
 Description                  Of Year      Expenses    Deductions    Of Year


Year ended November 30, 1997:
 Allowance for doubtful account $143,647   ($ 17,779) $     5,739   $120,131

 Reserve for returns           $922,902   $3,465,866   $3,844,574   $544,194

Year ended November 30, 1996:
 Allowance for doubtful accounts$157,204    $ 45,855   $   59,412   $143,647

 Reserve for returns            $747,749  $4,555,422   $4,380,269   $922,902

Year ended November 30, 1995:
 Allowance for doubtful accounts$208,863  $  139,355  $   191,014   $157,204

 Reserve for returns           $770,933   $2,841,439   $2,864,623   $747,749