Form 10-Q
period 1998-02-28
CCA INDUSTRIES INC
filed 1998-04-16
CIK 721447

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 28, 1998

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

Common Stock, $.01 Par Value - $6,246,151 shares of as February 28, 1998

  Class A Common Stock, $.01 Par Value - $1,020,930 shares as of
                         February 28, 1998

               CCA INDUSTRIES, INC. AND SUBSIDIARIES








                               INDEX

                                                   Page
                                                  Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    February 28, 1998 and November 30, 1997              1-2

  Consolidated Statements of Operations
    for the three months ended February 28, 1998
    and February 28, 1997                               3

  Consolidated Statements of Cash Flows for
    the three months ended February 28, 1998
    and February 28, 1997                               4-5

  Notes to Consolidated Financial Statements          6-13

  Management Discussion and Analysis of
    Results of Operations and Financial
    Condition                                        14

PART II OTHER INFORMATION                            15-16

SIGNATURES                                            17

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



                            A S S E T S

                                             February 28,    November 30,
                                                1998            1997
Current Assets
 Cash and cash equivalents                    $  2,568,863    $ 3,649,774
 Short-term investments and marketable
   securities (Note 4)                           1,650,366      1,926,513
 Accounts receivable, net of allowances of
    $720,594 and $664,325, respectively
   (Note 8)                                      6,316,133      3,931,273
 Inventories                                     6,617,428      6,014,672
 Prepaid expenses and sundry receivables           411,994        248,553
   Due from officers - Current                       1,500          1,500
 Deferred income taxes                             426,754        391,604
 Deferred advertising                              583,787          -
   Total Current Assets                         18,576,825     16,163,889

Property and Equipment, net of accumulated
  depreciation and amortization                    520,513        486,029

Intangible Assets, net of accumulated
 amortization of $51,068 at February 28, 1998
   and $47,956 at November 30, 1997                160,528        163,640

Other Assets
 Marketable securities                           2,170,325      1,874,175
 Due from officers - Non-current                    65,250         65,250
 Deferred income taxes                              65,898         62,164
 Other                                              52,612         52,612

   Total Other Assets                            2,354,085      2,054,201

   Total Assets                                $21,611,951    $18,867,759

See Notes Consolidated to Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



               LIABILITIES AND SHAREHOLDERS' EQUITY




                                              February 28,   November 30,
                                                 1998            1997

Current Liabilities
  Accounts payable and accrued liabilities     $ 7,149,405 $ 5,053,665
 Income taxes payable                              352,416      86,103

   Total Current Liabilities                     7,501,821   5,139,768

Shareholders' Equity
 Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 6,246,151 and 6,192,621
   shares, respectively                             62,462      61,926
 Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
   1,020,930 and 1,020,930 shares,
     respectively                                   10,209      10,209
 Additional paid-in capital                      4,454,229   4,454,764
 Retained earnings                               9,597,753   9,221,798
 Unrealized (losses) on marketable
   securities                                        3,446 (    2,737)
                                                14,128,099  13,745,960
   Less: Treasury Stock (7,500 shares at
             February 28, 1998)                     17,969      17,969

   Total Shareholders' Equity                   14,110,130  13,727,991

   Total Liabilities and Shareholders' Equity  $21,611,951 $18,867,759


See Notes to Consolidated Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                            (UNAUDITED)



                                          Three Months   Three Months
                                           Ended           Ended
                                         February 28,    February 28,
                                             1998            1997


Sales of health and beauty products, net   $9,352,431      $8,617,289
Other income                                   86,254          81,228

                                            9,438,685       8,698,517

Costs and Expenses
  Costs of sales                            3,587,114       3,076,627
  Selling, general and administrative
    expenses                                2,885,466       2,764,341
  Advertising, cooperative and promotions   2,160,785       2,169,725
  Research and development                    133,580         133,864
  Provision for doubtful accounts              63,237          34,834
  Interest expense                            -                 2,829

                                            8,830,182       8,182,220

  Income before Income Taxes                  608,503         516,297

Provision for Income Taxes                    232,548         206,296

  Net Income                              $   375,955     $   310,001

Net Income per Common Share                      $.05            $.04









See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS

                            (UNAUDITED)

                                             Three Months   Three Months
                                                Ended            Ended
                                             February 28,   February 28,
                                                1998            1997

Cash Flows from Operating Activities:
 Net income                                  $   375,955    $  310,001
 Adjustments to reconcile net income
   to net cash (used in) provided by
    operating activities:
     Depreciation and amortization                73,996        93,060
     Amortization of bond premium                    472           266
     Gain on sale of securities           (        2,976)(       3,202)
 (Increase) decrease in deferred income
   taxes                                   (      38,884)       11,613
 (Increase) in accounts receivable           ( 2,384,860)  (   161,791)
 (Increase) in inventory                    (    602,756)  (   357,776)
 (Increase) in prepaid expenses             (    163,441)  (   293,735)
 (Increase) in deferred advertising         (    583,787)       -
 Increase in accounts payable                  2,095,740     1,052,334
 Increase in income taxes payable                266,313        66,833
   Net Cash (Used in) Provided by
     Operating Activities                  (     964,228)      717,603

Cash Flows from Investing Activities:
 Acquisition of property, plant and equipment(   105,368)(      72,765)
 Proceeds of monies due from officers             -              2,400
 Decrease in other assets                         -                350
 Purchase of short-term investments         (    532,119)  ( 1,236,702)
 Proceeds from sale of investments               520,804       794,915
 Purchase of treasury stock                       -       (      5,469)

     Net Cash (Used in) Investing Activities(    116,683) (    517,271)

Cash Flows from Financing Activities:
 Payment on debt                                  -      (      81,750)
Net (Decrease) Increase in Cash              ( 1,080,911)      118,582

Cash and Cash Equivalents at Beginning
 of Period                                     3,649,774     1,422,783
Cash and Cash Equivalents at End
 of Period                                    $2,568,863    $1,541,365
Supplemental Disclosures of Cash Flow
 Information:
   Cash paid during the period for:
     Interest                           $         -       $       1,667
     Income taxes                                 5,119         127,850

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                            (UNAUDITED)

                                               Three Months Three Months
                                                    Ended       Ended
                                               February 28, February 28,
                                                    1998        1997

Supplemental Schedule of Noncash Investing and
Financing Activities:
  The Company issued common stock in
  exchange for exercise of options and surrender
  of options and surrender of outstanding shares
  of stock:
   Common stock retired                           $35,000    $30,000
   Common stock issued                          (  35,000) (  30,000)

                                               $    -       $    -


























See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operat ing results for the three month period ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ended November 30, 1997. For further information, refer to the consoli-

 dated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1996.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

 CCA Industries, Inc. ("CCA") was incorporated in the State of Delaware on March 25, 1983.

 CCA manufactures and distributes health and beauty aid products.

 CCA has several subsidiaries (CCA Cosmetics, Inc., CCA Labs, Inc., and Berdell, Inc.), all of which are currently inactive.

NOTE 3 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Statements of Cash Flows Disclosure:

 For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of less than three months to be cash equivalents.

 During fiscal 1998, two officers/shareholders exercised in the aggregate 70,000 options in exchange for previously issued common stock. The common shares were put into treasury and were subsequently cancelled.

 Inventories:

 Inventories are stated at the lower of cost (first-in, first-out) or market.

 Product returns are recorded in inventory when they are received at the lower oftheir original cost or market, as appropriate. Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined.

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

NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 4 - INVENTORIES

   The components of inventory consist of the following:

                                   February 28,      November 30,
                                        1998            1997

   Raw materials                    $4,477,416        $ 4,017,838
   Finished goods                    2,140,012          1,996,834
                                    $6,617,428        $ 6,014,672

NOTE 5 -  PROPERTY AND EQUIPMENT

   The components of property and equipment consisted of the following:

                                              February 28,     November 30,
                                                  1998             1997

   Machinery and equipment                    $   236,582      $  236,582
   Furniture and equipment                        329,526         329,526
   Tools, dies, and masters                     1,689,714       1,584,346
   Leasehold improvements                         108,474         108,474
                                                2,364,296       2,258,928
   Less:  Accumulated depreciation
                   and amortization             1,843,783       1,772,899

   Property and Equipment - Net                $  520,513      $  486,029

   Depreciation and amortization expense for the three months ended February 28, 1998 amounted to $70,884 and for the year ended November 30, 1997 amounted to $364,536.

NOTE 6 - INTANGIBLE ASSETS

   Intangible assets consist of the following:
                                                February 28,   November 30,
                                                 1998                1997

   Patents and trademarks                         $ 211,596      $  211,596
   Less:  Accumulated amortization                   51,068          47,956

   Intangible Assets - Net                        $ 160,528      $  163,640

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - INTANGIBLE ASSETS (Continued)

   Amortization expense for the three months ended February 28, 1998 amounted $3,112 and for the year ended November 30, 1997 amounted to $11,845.

NOTE 7 - DEFERRED ADVERTISING

   In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $583,787 is accordingly reflected in the balance sheet for the interim period.This deferral is the result of the Company's $-0- media budget for the year which contemplates lower spending in the 4th quarter than in the other three quarters; as well as the Company's Co-op advertising commitments which also anticipates a lower expenditure in the 4th quarter.

   The table below sets forth the calculation:

                                                 1998             1997
                                            (In Millions)    (In Millions)

 Media advertising budget for the fiscal year       $5.00       $5.20

 Pro-rata portion for three months                  $1.25       $1.30
 Media advertising spent                             1.61        1.48
 Accrual (deferral)                               ($  .36)    ($  .18)

 Anticipated Co-op advertising commitments          $3.00       $3.00

 Pro-rata portion for three months                 $  .75      $  .75
   Co-op advertising spent                            .97         .87
 Accrual (deferral)                               ($  .22)    ($  .12)

 NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

 The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                    February 28,    November 30,
                                        1998             1997

 a)  Media advertising                 $1,900         $   401
 b)  Coop advertising                     537             375
 c)  Accrued returns                      926             712
 d)  Bonuses                             *                286
 e)  Royalty payable                     *                269
                                       $3,363          $2,043

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (Continued)

 All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

 * under 5%

NOTE 9 - OTHER INCOME

 Other income consists of the following at February 28:

                                          1998             1997

 Interest income                          $ 89,725          $71,864
 Dividend income                               343            4,217
 Miscellaneous                          (    3,814)           5,147
                                           $86,254          $81,228


NOTE 10 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

 Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the invest ments at February 28, 1998 and November 30, 1997 were as follows:

                                           February 28,    November 30,
                                              1998           1997

   Current:                           COST       MARKET   COST     MARKET

   Corporate obligations        $     99,006 $   99,500$   99,006 $   99,448
   Government obligations
     (including mortgage
       backed securities)          1,549,288  1,550,865 1,827,503  1,827,065

       Total                       1,648,294  1,650,365 1,926,509  1,926,513

   Non-Current:

   Corporate obligations           1,167,345  1,170,360   741,893   744,921
   Government obli-
     gations                       1,001,609    999,966 1,135,023 1,129,254
       Total                       2,168,954  2,170,326 1,876,916 1,874,175

       Total                      $3,817,248 $3,820,691$3,803,425$3,800,688

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

 The market value at February 28, 1998 was $3,820,691 as compared to $3,800,688 at November 30, 1997.
 The cost and market values of the investments at February 28, 1998 were as follows:

<CAPTURE>
COL. A                                              COL. B      COL. C       COL.D       COL.E
                                                                                      Amount at Which
                                                                                       Each Portfolio
                                                     Number of              Market  Of Equity Security
                                                Units-Principal            Value of   Issues and Each
                                                     Amount of            Each Issue   Other Security
 Name of Issuer and            MaturityInterest      Bonds and   Cost of   at Balance Issue Carried in
 Title of Each Issue            Date     Rate          Notes   Each Issue  Sheet Date   Balance Sheet


 CORPORATE OBLIGATIONS:

  GTE Southwest Deb           12/01/99    5.820%    $100,000    $    99,851  $ 99,796  $    99,796
  AT&T                         6/01/98    4.750%     100,000         99,006    99,500       99,500
  Florida Power & Light        7/01/99    5.500%     300,000        295,776   298,492      298,492
  Virginia Electric & Power    4/01/00    6.481%     250,000        246,117   249,588      249,588
  GMAC Smartnotes             10/15/99    5.950%     200,000        200,000   199,428      199,428
  Florida Power & Light        4/01/00    5.375%     200,000        199,850   197,900      197,900
  T.V.A. - Callable            8/01/99    6.250%     125,000        125,751   125,156      125,156

                                                                  1,266,351 1,269,860    1,269,860





                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

<CAPTURE>
  COL. A                                            COL. B      COL. C          COL.D       COL.E
                                                                                      Amount at Which
                                                                                       Each Portfolio
                                                     Number of              Market  Of Equity Security
                                                Units-Principal            Value of   Issues and Each
                                                     Amount of            Each Issue   Other Security
 Name of Issuer and            MaturityInterest      Bonds and   Cost of   at Balance Issue Carried in
 Title of Each Issue            Date     Rate          Notes   Each Issue  Sheet Date   Balance Sheet

GOVERNMENT OBLIGATIONS:

Tennessee Valley Authority       3/04/98 5.125%       $100,000     $100,000  $100,000       $100,000
US Treasury Note                10/31/98 4.750         100,000       99,684    99,500         99,500
US Treasury Note                10/31/98 4.750         200,000      199,992   199,000        199,000
US Treasury Note                10/15/98 7.125         250,000      250,000   252,580        252,580
US Treasury Note                 4/30/98 5.125         190,000      189,883   189,883        189,883
US Treasury Note                 4/30/98 5.125          10,000        9,992     9,992          9,992
US Treasury Note                 7/31/98 5.250         250,000      249,834   249,923        249,923
US Treasury Note                 2/28/99 5.875         250,000      249,953   250,860        250,860
US Treasury Note                11/15/99 5.875         250,000      249,141   251,173        251,173
US Treasury Zero Coupon          8/15/99 5.920         148,000      136,038   136,604        136,604
US Treasury Zero Coupon          5/15/98 5.410         215,000      210,954   212,713        212,713






                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                          MARKETABLE SECURITIES - OTHER INVESTMENTS

NOTE 10 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)


<CAPTURE>
COL. A                                                COL. B      COL. C      COL.D      COL.E
                                                                                      Amount at Which
                                                                                       Each Portfolio
                                                     Number of              Market  Of Equity Security
                                                Units-Principal            Value of   Issues and Each
                                                     Amount of            Each Issue   Other Security
 Name of Issuer and            MaturityInterest      Bonds and   Cost of   at Balance Issue Carried in
 Title of Each Issue            Date     Rate          Notes   Each Issue  Sheet Date   Balance Sheet

GOVERNMENT OBLIGATIONS: (Continued)

Federal Nat. Mtg. Note          7/30/99  5.860%       100,000   $    99,883$   100,156    $   100,156
FHLMC 1628-N                 12/15/2023  6.500         50,000        48,024     47,127         47,127
EE Bonds                       -         7.180         90,000        99,756     99,756         99,756
FNMA 93-G-26-B                8/25/2022  7.000         10,000         6,134      6,144          6,144
FNMA 93-224-D                11/25/2023  6.500        104,000       101,873     97,137         97,137
FNMA 92-2-N                   1/25/2024  6.500         52,000        47,424     46,775         46,775
FHLMC 1702-U                  3/24/2024  7.000          4,000         2,382      2,382          2,382
FNMA                           11/10/98  5.050        200,000       199,950    199,126        199,126

                                                                  2,550,897  2,550,831      2,550,831



                                                                 $3,817,248 $3,820,691     $3,820,691


                        CCA INDUSTRIES, INC.

           MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION

                            (UNAUDITED)

 For the three month period ended February 28, 1998, the Company had net sales of $9,352,431 and net income of $375,955 after a provision for income taxes of $232,548, as compared to net sales of $8,617,289 and net income of $310,001 after provision for income taxes of $206,296 for the three month period ended February 28, 1998.

 All of the Company's sales were primarily to mass merchandisers throughout the United States.

 The cost of sales percentage for the quarter increased from 36% in 1997 to 38% in 1998 primarily due to the increase of product promotions for the period; as well as certain product mix fluctuations. Advertising, cooperative and promotional allowance expenditures during the quarter decreased as a percentage of sales from 25% in 1997 to 23% in 1998 due to the increase in the sales volume. As part of the registrant's business it is necessary to enter into co-operative advertising agreements and other promotional activities with its accounts, especially upon the introduction of a new product.
Both co-op advertising and promotions have a material effect on the Company's operations. If the advertising and promotions are successful, revenues will be increased accordingly. Should the co-op and promotions not be successful, it will have a negative impact on the Company's promotional cost per sale, and have a negative effect on income. The Company attempts to anticipate its advertising and promotional commitments as a percent of gross sales in order to attempt to control its effect on its net income.

 Income before taxes for the quarter increased to $608,503 from $516,297. This was primarily a result of the higher sales as compared to the prior year. Selling, general and administrative expenses ("SG&A") increased due to personnel costs as well as other normal inflationary costs. This increase in SG&A costs, however, was offset by the increase in sales and therefore the percentage to sales decreased from 32% in 1997 to 31% in 1998.

 The Company's financial position as at February 28, 1998 consists of current assets of $18,576,825 and current liabilities of $7,501,821. Shareholders' equity increased for the three month period from $13,727,991 on November 30, 1997 to $14,110,130 as of February 28, 1998 primarily due to the income of $375,955 for the period.

 The Company's operations resulted in the use of approximately $964,000 of cash. The Company also used approximately $105,000 to buy fixed assets and $12,000 to purchase "Available for Sale Securities". Due to its accessibility to funds, the Company believes that its current financial condition is sufficient to support its proposed operations for the near future.

                        CCA INDUSTRIES, INC.

                     PART II OTHER INFORMATION








 All information pertaining to Part II is omitted pursuant to the instructions pertaining to that part.

 The Company did not file any reports on Form 8-K during the three months ended February 28, 1998.

PART II, ITEM 6. (Continued)                     EXHIBIT 11


                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 COMPUTATION OF EARNINGS PER SHARE

                            (UNAUDITED)



                                     Three Months    Three Months
                                       Ended              Ended
                                     February 28,   February 28,
                                         1998           1997

Item 6.

Basic:
  Average shares outstanding            $7,238,993   $7,208,551

  Net effect of dilutive stock
  options--based on the
  treasury stock method
  using average market
  price                                    752,780      864,342

  TOTALS                                $7,991,772   $8,072,893

Net income                             $   375,955  $   310,001

Per share amount                        $.05        $.04

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