Form 10-Q
period 1998-05-31
CCA INDUSTRIES INC
filed 1998-07-15
CIK 721447

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 31, 1998

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

Common Stock, $.01 Par Value - 6,246,151 shares as of May 31, 1998

   Class A Common Stock, $.01 Par Value - 1,020,930 shares as of
                           May 31, 1998

               CCA INDUSTRIES, INC. AND SUBSIDIARIES








                               INDEX

                                                         Page
                                                       Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    May 31, 1998 and November 30, 1997 . . . . . . . . . . . . . 1-2

  Consolidated Statements of Operations
    for the three months and six months ended
    May 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . 3

  Consolidated Statements of Cash Flows for
    the six months ended May 31, 1998
    and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . 4-5

  Notes to Consolidated Financial Statements . . . . . . . . . .6-14

  Management's Discussion and Analysis of
    Results of Operations and Financial
    Condition. . . . . . . . . . . . . . . . . . . . . . . . . 15-16

PART II OTHER INFORMATION. . . . . . . . . . . . . . . . . . . 17-18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



                            A S S E T S

                                                May 31,      November 30,
                                                1998            1997
Current Assets
 Cash and cash equivalents                     $ 1,771,748    $ 3,649,774
 Short-term investments and marketable
   securities (Note 10)                          1,692,614      1,926,513
 Accounts receivable, net of allowances of
    $1,070,630 and $664,325, respectively        6,437,960      3,931,273
 Inventories                                     8,131,371      6,014,672
 Prepaid expenses and sundry receivables           480,494        248,553
 Due from officers - Current                         1,500          1,500
 Deferred income taxes                             461,736        391,604
 Deferred advertising                              889,090            -

   Total Current Assets                         19,866,513     16,163,889

Property and Equipment, net of accumulated
  depreciation and amortization                    540,851        486,029

Intangible Assets, net of accumulated
 amortization of $56,997 at May 31, 1998
   and $47,956 at November 30, 1997                260,251        163,640

Other Assets
 Marketable securities                           2,159,809      1,874,175
 Due from officers - Non-current                    65,250         65,250
 Deferred income taxes                              69,632         62,164
 Other                                              53,432         52,612

   Total Other Assets                            2,348,123      2,054,201

   Total Assets                                $23,015,738    $18,867,759

See Notes Consolidated to Financial Statements.

             CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



               LIABILITIES AND SHAREHOLDERS' EQUITY



                                                 May 31,     November 30,
                                                 1998            1997

Current Liabilities
 Notes payable                               $    697,380   $      -
 Accounts payable and accrued liabilities       6,732,380    5,053,665
 Income taxes payable                             690,765       86,103

   Total Current Liabilities                    8,120,525    5,139,768

Shareholders' Equity
 Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 6,246,151 and 6,192,621
   shares, respectively                            62,462       61,926
 Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
   1,020,930  and 1,020,930 shares,
     respectively                                  10,209       10,209
 Additional paid-in capital                     4,454,229    4,454,764
 Retained earnings                             10,402,595    9,221,798
 Unrealized gains (losses) on marketable
   securities                                       4,911  (     2,737)
 Minority deficiency of consolidated subsidiary (  21,224)         -

                                               14,913,182   13,745,960
   Less: Treasury Stock (7,500 shares at
             May 31, 1998)                         17,969       17,969

   Total Shareholders' Equity                  14,895,213   13,727,991

   Total Liabilities and Shareholders' Equity $23,015,738  $18,867,759

See Notes to Consolidated Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                            (UNAUDITED)

                              Three Months Ended       Six Months Ended
                                   May 31,                 May 31,
                               1998        1997        1998        1997


Revenues
  Sales of Health and
   Beauty Aid
   Products - Net            $10,770,270$10,552,412 $20,122,701 $19,169,701
  Other income                    97,272     72,935     183,526     154,163

                              10,867,542 10,625,347  20,306,227  19,323,864

Costs and Expenses
  Costs of sales               4,127,413  3,940,006   7,714,527   7,016,633
  Selling, general and
    administrative expenses    3,291,583  2,895,449   6,177,049   5,659,790
  Advertising, cooperative
    and promotions             1,947,555  2,341,726   4,108,340   4,511,451
  Research and development       171,740    201,316     305,320     335,180
  Provision for doubtful
    accounts                      15,703     31,562      78,940      66,396
  Interest expense                   967      2,077         967       4,906

                               9,554,961  9,412,136  18,385,143  17,594,356

    Income before
      Income Taxes             1,312,581  1,213,211   1,921,084   1,729,508

Provision for Income
  Taxes                          529,161    506,499     761,709     712,795

    Net Income Including
    Minority Deficiency of
    Consolidated
    Subsidiary                   783,420    706,712   1,159,375   1,016,713

Minority Deficiency in Net
  Loss of Consolidated
  Subsidiary                      21,424        -        21,424         -

  Net Income                $    804,844 $  706,712 $ 1,180,799 $ 1,016,713

Net Income per Common
   Share (Note 3)                   $.10       $.09        $.15        $.13

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (UNAUDITED)

                                            Six Months      Six Months
                                              Ended           Ended
                                              May 31,         May 31,
                                               1998            1997

Cash Flows from Operating Activities:
 Net income                                   $1,180,799     $1,016,713
 Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
   Depreciation and amortization                 155,328        183,059
   Minority deficiency in consolidated
     subsidiaries                         (       21,424)           -
   Amortization of bond premium                      943          1,994
   (Gain) on sale of marketable securities(        4,727)   (     5,693)
   Loss on sale of machinery                       -              6,701
   (Increase) in deferred income taxes    (       77,600)    (      608)
   (Increase) in accounts receivable - Net  (  2,506,687)  (  1,089,484)
   (Increase) in inventory                  (  2,116,699) (     226,633)
   (Increase) decrease in prepaid expenses
     and miscellaneous receivables         (     231,740)       119,450
   (Increase) in deferred advertising      (     889,090) (     697,391)
   Increase in accounts payable and
     accrued liabilities                       1,678,715      1,642,867
   Increase in taxes payable                     604,660        486,388
   (Increase) decrease in security deposits (        820)           375

     Net Cash (Used in) Provided by
       Operating Activities                 (  2,228,342)     1,437,738

Cash Flows from Investing Activities:
 Acquisition of property, plant and equipment(   306,762) (     128,571)
 Proceeds from sale of equipment                 -               40,960
 Proceeds of money due from officers             -                  400
 Purchase of marketable securities          (  1,076,706)  (  1,867,252)
 Proceeds from sale of investments             1,036,404      1,830,925
 Purchase of treasury stock                      -         (      5,469)

   Net Cash (Used in) Investing
     Activities                            (     347,064) (     129,007)

Cash Flows from Financing Activities:
 Proceeds from borrowings                      1,083,539         -
 Payment on debt                           (     386,159) (     136,250)

     Net Cash Provided by (Used in)
     Financing Activities                        697,380  (     136,250)

Net (Decrease) Increase in Cash             (  1,878,026)     1,172,481

Cash at Beginning of Period                    3,649,774      1,422,783

Cash at End of Period                         $1,771,748     $2,595,264

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                            (UNAUDITED)

                                            Six Months      Six Months
                                              Ended           Ended
                                              May 31,         May 31,
                                               1998            1997

Supplemental Disclosures of Cash Flow
 Information:
   Cash paid during the period for:
     Interest                              $         967  $       6,217
      Income taxes                               150,000        127,850


Supplemental Schedule of Noncash Investing
 and Financing Activities:
   The Company issued common stock in
   exchange for exercise of options and
   surrender of options and surrender of
   outstanding shares of stock:
     Common stock retired                     $   35,000    $    30,000
     Common stock issued                    (     35,000)  (     30,000)

                                         $       -         $       -















See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operat ing results for the six month period ended May 31, 1998 are not necessar ily indicative of the results that may be expected for the year ended November 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1997.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

 CCA Industries, Inc. ("CCA") was incorporated in the State of Delaware on March 25, 1983.

 CCA manufactures and distributes health and beauty aid products.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation:

  The consolidated financial statements include the accounts of CCA and the following subsidiaries:

  Subsidiary Name             Ownership %

  CCA Cosmetics, Inc.         100%            Currently Inactive
  CCA Labs, Inc.              100%            Currently Inactive
  Berdell, Inc.               100%            Currently Inactive
  Fragrance Corporation
    of America, Ltd.            80%           Acquired March 19, 1998

  All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements include the use of estimates, which management believes are reasonable.

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
   Leasehold improvements                7-10 Years or life
                                        of lease, whichever is
                                        shorter
   Intangible Assets:

   Intangible assets are stated at cost. Patents and trademarks are amortized on the straight-line method over a period of 17 years. Goodwill is amortized over 60 months.

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

   Reclassifications:

   Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

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

NOTE 4 - INVENTORIES

   The components of inventory consist of the following:

                                   May 31,            November 30,
                                    1998                  1997

   Raw materials                   $ 4,835,981        $ 4,017,838
   Finished goods                    3,295,390          1,996,834

                                   $ 8,131,371        $ 6,014,672

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - PROPERTY AND EQUIPMENT

   The components of property and equipment consisted of the following:

                                     May 31,                  November 30,
                                     1998                         1997

   Machinery and equipment                    $   237,468      $  236,582
   Furniture and equipment                        364,597         329,526
   Tools, dies, and masters                     1,749,499       1,584,346
   Leasehold improvements                         108,474         108,474
                                                2,460,038       2,258,928

   Less:  Accumulated depreciation
                   and amortization             1,919,187       1,772,899

   Property and Equipment - Net               $   540,851      $  486,029

   Depreciation and amortization expense for the six months ended May 31, 1998 amounted to $146,288 and for the year ended November 30, 1997 amounted to $364,536.

NOTE 6 - INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                                May 31,      November 30,
                                                1998               1997

   Goodwill                                 $    75,652    $        -
   Patents and trademarks                       241,595          211,596
                                                317,247          211,596

   Less:  Accumulated amortization               56,996           47,956

   Intangible Assets - Net                    $ 260,251       $  163,640

   Amortization expense for the six months ended May 31, 1998 amounted to $9,040 and for the year ended November 30, 1997 amounted to $11,845.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - DEFERRED ADVERTISING

   In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $889,090 is accordingly reflected in the balance sheet for the interim period. This deferral is the result of the Company's $5,000,000 media budget for the year which contemplates lower spending in the 4th quarter than in the other three quarters; as well as the Company's Co-op advertising commitments which also anticipates a lower expenditure in the 4th quarter.

   The table below sets forth the calculation:

                                                    1998       1997
                                              (In Millions) (In Millions)

 Media advertising budget for the fiscal year       $5.00       $5.20

 Pro-rata portion for six months                    $2.50       $2.60
 Media advertising spent                             3.03        3.03
 Accrual (deferral)                               ($  .53)    ($  .43)

 Anticipated Co-op advertising commitments          $3.00       $3.00

 Pro-rata portion for six months                    $1.50       $1.50
   Co-op advertising spent                           1.86        1.77
 Accrual (deferral)                               ($  .36)    ($  .27)

 NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

 The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                       May 31,      November 30,
                                        1998           1997
                                     (In 000's)      (In 000's)

 a)  Media advertising                   $1,474       $   401
 b)  Coop advertising                       676           375
 c)  Accrued returns                        975           712
 d)  Bonuses                               *              286
 e)  Royalty payable                       *              269
                                          $3,125       $2,043

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (Continued)

 All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

 * under 5%

NOTE 9 - OTHER INCOME

 Other income consists of the following at May 31:

                                           1998              1997

 Interest income                          $173,734         $144,215
 Dividend income                             1,137            8,741
 Miscellaneous                               8,655            1,207
                                          $183,526         $154,163

NOTE 10 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

 Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the invest ments at May 31, 1998 and November 30, 1997 were as follows:

                                          May 31,                     November 30,
                                           1998                            1997

   Current:                           COST       MARKET             COST           MARKET
   Corporate obligations         $   339,006 $  342,000        $     99,006   $     99,448
   Government obligations
     (including mortgage
       backed securities)          1,349,282  1,350,614           1,827,503      1,827,065

       Total                       1,688,288  1,692,614           1,926,509      1,926,513

   Non-Current:

   Corporate obligations           1,366,571  1,369,344             741,893        744,921
   Government obli-
     gations                         792,653    790,465           1,135,023      1,129,254

       Total                       2,159,224  2,159,809           1,876,916      1,874,175

       Total                      $3,847,512 $3,852,423          $3,803,425     $3,800,688



                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

 The market value at May 31, 1998 was $3,852,423 as compared to $3,800,688 at November 30, 1997.
 The cost and market values of the investments at May 31, 1998 were as follows:

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
 Name of Issuer and            Maturity Interest    Bonds and   Cost of   at Balance  Issue Carried in
 Title of Each Issue            Date      Rate        Notes    Each Issue  Sheet Date   Balance Sheet

 CORPORATE OBLIGATIONS:
  GMAC                         2/22/00    5.450 %   $200,000    $   199,226 $ 197,998  $   197,998
  Dreyfus Fund High Yield
    Strategies                                       240,000        240,000   242,000      242,000
  GTE Southwest Deb           12/01/99    5.820%     100,000         99,851    99,654       99,654
  AT&T                         6/01/98    4.750%     100,000         99,006   100,000      100,000
  Florida Power & Light        7/01/99    5.500%     300,000        295,776   298,800      298,800
  Virginia Electric & Power    4/01/00    5.875%     250,000        246,117   249,890      249,890
  GMAC Smartnotes             10/15/99    5.950%     200,000        200,000   199,612      199,612
  Florida Power & Light        4/01/00    5.375%     200,000        199,850   198,234      198,234
  T.V.A. - Callable            8/01/99    6.250%     125,000        125,751   125,156      125,156

                                                                  1,705,577 1,711,344    1,711,344


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
 Name of Issuer and            Maturity Interest    Bonds and   Cost of   at Balance  Issue Carried in
 Title of Each Issue            Date      Rate        Notes    Each Issue  Sheet Date   Balance Sheet

GOVERNMENT OBLIGATIONS:
US Treasury Note                10/31/98 4.750%        100,000  $    99,684 $  99,688    $    99,688
US Treasury Note                10/31/98 4.750         200,000      199,992   199,376        199,376
US Treasury Note                10/15/98 7.125         250,000      250,000   251,720        251,720
US Treasury Note                 7/31/98 5.250         250,000      249,834   250,080        250,080
US Treasury Note                 2/28/99 5.875         250,000      249,953   250,625        250,625
US Treasury Note                11/15/99 5.875         250,000      249,141   251,095        251,095
US Treasury Zero Coupon          8/15/99 5.920         148,000      136,038   138,601        138,601
US Treasury Note                 2/15/99 5.000         100,000       99,869    99,625         99,625


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
 Name of Issuer and            Maturity Interest    Bonds and   Cost of   at Balance  Issue Carried in
 Title of Each Issue            Date      Rate        Notes    Each Issue  Sheet Date   Balance Sheet

GOVERNMENT OBLIGATIONS: (Continued)

Federal Nat. Mtg. Note          7/30/99  5.860%       100,000   $    99,883 $   100,142   $   100,142
FHLMC 1628-N                 12/15/2023  6.500         50,000        48,024      47,325        47,325
EE Bonds                       -         7.180         90,000       101,754     101,754       101,754
FNMA 93-G-26-B                8/25/2022  7.000         10,000         6,134       5,041         5,041
FNMA 93-224-D                11/25/2023  6.500        104,000       101,873      97,676        97,676
FNMA 92-2-N                   1/25/2024  6.500         52,000        47,424      46,895        46,895
FHLMC 1702-U                  3/24/2024  7.000          4,000         2,382       1,936         1,936
FNMA                           11/10/98  5.050        200,000       199,950     199,500       199,500

                                                                  2,141,935   2,141,079     2,141,079



                                                                 $3,847,512  $3,852,423    $3,852,423


                        CCA INDUSTRIES, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION

                            (UNAUDITED)

 For the six month period ended May 31, 1998, the Company had net sales of $20,122,701 and net income of $1,180,799 after a provision for income taxes of $745,992 (net of consolidated subsidiary's deficiency of $14,283), as compared to net sales of $19,169,701 and net income of $1,016,713 after a provision for income taxes of $712,795 for the six month period ended May 31, 1997.
Gross margins of 62% for the six months were down from the 63% of the prior year. Advertising, cooperative and promotional allowance expenditures decreased during the six month period from $4,511,451 to $4,108,340. Advertising expenditures were 20% of sales for the six months ended May 31, 1998 as compared with 23.5% for the period ended May 31, 1997. As part of the registrant's business it is necessary to enter into co-operative advertising agreements and other promotional activities with its accounts, especially upon the introduction of a new product. Both co-op advertising and promotions have a material effect on the Company's operations. If the advertising and promotions are successful, revenues will be increased accordingly. Should the co-op and promotions not be successful, it will have a negative impact on the Company's promotional cost per sale, and have a negative effect on income. The Company attempts to anticipate its advertising and promotional commitments as a percent of gross sales in order to attempt to control its effect on its net income. In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $889,000 is accordingly reflected in the balance sheet for the interim period, as compared to $697,000 at May 31, 1997. This deferral is the result of the Company's $5 million media budget for the year which contemplates lower spending in the 4th quarter than in the other three quarters; as well as the Company's co-op advertising commitments which also anticipates lower expenditures in the 3rd and 4th quarters. Specifically, the Company spent approximately $3.03 million in the first six months on media advertising and, therefore, expensed $2.5 million and deferred $.53 million as of May 31, 1998. Similarly, as of May 31, 1998 the Company's co-op advertising commitments for the year ended November 30, 1997 totaled approximately $3 million of which approximately $1.86 million was spent in the first six months resulting in an expense of $1.5 million and a deferral of approximately $.36 million as of May 31, 1998.

 Comparatively as of May 31, 1997, the Company had anticipated media advertising expense in fiscal year 1997 of $5.2 million and spent approximately $3.03 million in the first six months resulting in a deferral of approximately $.43 million ($3.03MM-$2.6MM). The anticipated Co-op commitments as of May 31, 1997 were $3 million for the year of which $1.77 million were spent for the six months resulting in a $.27 million deferral ($1.77MM-$1.5MM).

 Selling, general and administrative expenses ("SG&A") increased compared to the prior year. The increase to 30.5% from 29.5% was due mostly to salary increases and the "SG&A" expense incurred by the Company's newly formed subsidiary relative to its initial two months' disproportionate sales volume.

                        CCA INDUSTRIES, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION

                            (UNAUDITED)



 For the three month period ended May 31, 1998, net sales were $10,770,270 as compared to $10,552,412 for May 31, 1997. Income for the quarter before taxes increased to $804,844 from $706,712. Gross margins of 62% for the three months ended May 31, 1998 were down from 63% in 1997. Advertising, cooperative and promotional allowance expense during the quarter decreased to $1,947,555 from $2,341,726. Advertising expenses were 18% of sales for the quarter in 1998 as compared to 22% in 1997. Selling, general and administrative expenses were approximately 30.5% in the current quarter as compared to 27.5% in 1997.

 All of the Company's sales were primarily to drugstore chains, food chains and mass merchandisers throughout the United States.

 The Company's financial position as at May 31, 1998 consists of current assets of $19,866,513 and current liabilities of $8,120,525. During the six month period ended May 31, 1998, shareholders' equity increased from $13,727,991 at November 30, 1997 to $14,895,213 at May 31, 1998. This was due primarily to the net income generated for the period.

 During the six months, the Company used $2.23 million in operations, generated $697,000 from new borrowings, and used approximately $347,000 to purchase fixed assets and additional marketable securities. These factors resulted in a net decrease in the Company's cash of about $1,880,000.

 The Company believes that its current financial condition is sufficient to support its proposed operations for the near future.

                        CCA INDUSTRIES, INC.

                     PART II OTHER INFORMATION








 All information pertaining to Part II is omitted pursuant to the instructions pertaining to that part.

 The Form 8K filed on April 16, 1998 is incorporated by reference.

PART II, ITEM 6. (Continued)                                   EXHIBIT 11


                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 COMPUTATION OF EARNINGS PER SHARE

                            (UNAUDITED)





                                  Three Months Ended    Six Months Ended
                                      May 31,                May 31,

                                   1998        1997      1998      1997
Item 6.

Basic:
 Average shares outstanding      7,259,581  7,206,051 7,242,323  7,215,628
   Net effect of dilutive stock
   options--based on the
   treasury stock method
   using average market
   price                           930,907    939,309   826,929    877,283

                   TOTALS        8,190,488  8,145,360 8,069,252  8,092,911


Net income                       $ 804,844  $ 706,712$1,180,799 $1,016,713

Per share amount                      $.10       $.09      $.15       $.13

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