Form 10-Q
period 1998-08-31
CCA INDUSTRIES INC
filed 1998-10-08
CIK 721447

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 1998

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

Common Stock, $.01 Par Value - 6,246,151 shares as of August 31, 1998

Class A Common Stock, $.01 Par Value - 1,154,930 shares as of August 31, 1998

               CCA INDUSTRIES, INC. AND SUBSIDIARIES








                               INDEX

                                                         Page
                                                       Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    August 31, 1998 and November 30, 1997. . . . . . . . . . . . 1-2

  Consolidated Statements of Operations for the three
    months and nine months ended August 31, 1998
    and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

  Consolidated Statements of Cash Flows for
    the nine months ended August 31, 1998
    and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . 4-5

  Notes to Consolidated Financial Statements . . . . . . . . . .6-15

  Management Discussion and Analysis of
    Results of Operations and Financial
    Condition. . . . . . . . . . . . . . . . . . . . . . . . . 16-18

PART II OTHER INFORMATION. . . . . . . . . . . . . . . . . . . 19-20

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .21

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



                            A S S E T S
                                              August 31,
                                                1998           November 30,
                                             (Unaudited)           1997
Current Assets
 Cash and cash equivalents                   $     429,813      $ 3,649,774
 Short-term investments and marketable
   securities                                    1,948,771        1,926,513
 Accounts receivable, net of allowances of
    $1,008,942 and $664,325, respectively        7,367,375        3,931,273
 Inventories                                     8,985,700        6,014,672
 Prepaid expenses and sundry receivables           341,073          248,553
   Due from officers - Current                       1,500            1,500
 Deferred income taxes                             772,650          391,604
 Deferred advertising                            1,575,814             -
   Total Current Assets                         21,422,696       16,163,889

Property and Equipment, net of accumulated
  depreciation and amortization                    745,101          486,029

Intangible Assets, net of accumulated
 amortization of $64,184 at August 31, 1998
   and $47,956 at November 30, 1997                253,063          163,640

Other Assets
 Marketable securities                           1,793,353        1,874,175
 Due from officers - Non-current                    65,250           65,250
 Deferred income taxes                              95,116           62,164
 Other                                              55,185           52,612

   Total Other Assets                            2,008,904        2,054,201

   Total Assets                                $24,429,764      $18,867,759

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



               LIABILITIES AND SHAREHOLDERS' EQUITY



                                               August 31,
                                                1998           November 30,
                                              (Unaudited)       1997
Current Liabilities
 Notes payable - Current portion             $    810,811     $      -
 Accounts payable and accrued liabilities       7,689,896       5,053,665
 Income taxes payable                             645,804          86,103

   Total Current Liabilities                    9,146,511       5,139,768

Shareholders' Equity
 Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 6,246,151 and 6,192,621
   shares, respectively                            62,462          61,926
 Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
   1,020,930 shares, respectively                  10,209          10,209
 Additional paid-in capital                     4,454,229       4,454,764
 Retained earnings                             10,842,949       9,221,798
 Unrealized (losses) on marketable
   securities                               (      42,930)    (     2,737)
 Minority deficiency of consolidated
   subsidiary                               (      25,697)           -
                                               15,301,222      13,745,960
   Less: Treasury Stock (7,500 shares at
     August 31, 1998 and November 30,
     1997)                                         17,969          17,969

   Total Shareholders' Equity                  15,283,253      13,727,991

   Total Liabilities and Shareholders' Equity $24,429,764     $18,867,759



See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                            (UNAUDITED)
                             Three Months Ended        Nine Months Ended
                                 August 31,                August 31,
                              1998         1997        1998        1997
Revenues
  Sales of health
    and beauty
    products, net          $11,147,343 $10,227,594 $31,270,044  $29,397,295
  Other income                  71,418      81,609     254,944      235,772
                            11,218,761  10,309,203  31,524,988   29,633,067

Costs and Expenses
  Costs of sales             4,006,010   3,850,509  11,720,537   10,867,142
  Selling, general and
    administrative
    expenses                 3,596,643   3,257,666   9,773,692    8,917,456
  Advertising,
      cooperative
      and promotions         2,769,556   1,814,930   6,877,896    6,326,381
  Research and
      development              152,425     215,102     457,745      550,282
  Provision for doubtful
    accounts                    53,495 (    12,485)    132,435       53,911
  Interest expense               3,338         750       4,305        5,656

                            10,581,467   9,126,472  28,966,610   26,720,828
    Income before Income
      Taxes                    637,294   1,182,731   2,558,378    2,912,239

Provision for Income
  Taxes                        201,412     456,478     963,121    1,169,273

    Net Income Including
       Minority Deficiency
       Of Consolidated
       Subsidiary              435,882     726,253   1,595,257    1,742,966

Minority Deficiency in Net
  Loss of Consolidated
  Subsidiary                 (   4,473)       -     (   25,897)       -

    Net Income            $    440,355 $   726,253 $ 1,621,154  $ 1,742,966

Income Per Common
  Share (Note 2):
  Net income from
    operations                    $.05        $.09        $.20         $.22

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS

                FOR THE NINE MONTHS ENDED AUGUST 31,

                            (UNAUDITED)
                                                1998            1997
Cash Flows from Operating Activities:
 Net income                                   $1,621,154     $1,742,966
 Adjustments to reconcile net income
   to net cash (used in) provided by
     operating activities:
       Depreciation and amortization             244,689        277,646
       Minority deficiency in consolidated
          subsidiaries                        (   25,897)        -
       Amortization of bond premium                1,414          1,994
       (Gain) on sale of securities           (    5,707)    (    5,693)
       Loss on sale of machinery                  -               6,701
 (Increase) decrease in deferred income
   taxes                                      (  413,998)        56,965
 (Increase) in accounts receivable            (3,436,102)    (  861,223)
 (Increase) in inventory                      (2,971,028)    (  217,195)
 (Increase) in deferred expenses and
   miscellaneous receivable                   (1,668,334)    (1,390,533)
 Increase in accounts payable
   and accrued liabilities                     2,747,041      1,551,257
 Increase in taxes payable                       559,701        106,874
 (Increase) decrease in security deposits     (      820)           350

   Net Cash (Used in) Provided by
     Operating Activities                     (3,347,887)     1,270,109
Cash Flows from Investing Activities:
 Acquisition of property, plant and equipment (  487,533)    (  143,965)
 Acquisition of intangible assets             (  105,651)        -
 Purchase of short-term investments and
   securities                                 (1,492,833)    (2,749,685)
 Advances of money to officers                    -          (   40,000)
 Proceeds of money due from officers              -               2,400
 Proceeds from sale of equipment                  -              40,960
 Proceeds from sale of investments             1,513,943      2,455,968
 Purchase of treasury stock                       -          (    5,469)

   Net Cash (Used in) Investing Activities    (  572,074)    (  439,791)

Cash Flows from Financing Activities:
 Proceeds from borrowings                        700,000           -
 Payment on debt                                  -          (  163,500)

   Net Cash Provided by (Used in)
     Financing Activities                        700,000     (  163,500)

Net (Decrease) Increase in Cash               (3,219,961)       666,818

Cash at Beginning of Period                    3,649,774      1,422,783
Cash at End of Period                         $  429,813     $2,089,601

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                FOR THE NINE MONTHS ENDED AUGUST 31,

                            (UNAUDITED)
                                                1998            1997

Supplemental Disclosures of Cash Flow
 Information:
   Cash paid during the period for:
     Interest                                  $   4,305   $      6,793
     Income taxes                                725,000      1,052,850


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




See Notes to Consolidated Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operat-ing results for the nine month period ended August 31, 1998 are not necessarily indicative of the results that may be expected for the year ended November 30, 1998. For further information, refer to the consoli-

 dated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1997.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

 CCA Industries, Inc. ("CCA") was incorporated in the State of Delaware on March 25, 1983.

 CCA manufactures and distributes health and beauty aid products.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation:

  The consolidated financial statements include the accounts of CCA and the following subsidiaries:

  Subsidiary Name             Ownership %

  CCA Cosmetics, Inc.         100%            Currently Inactive
  CCA Labs, Inc.              100%            Currently Inactive
  Berdell, Inc.               100%            Currently Inactive
  Nutra Care Corporaiton      100%            Currently Inactive
  Fragrance Corporation
    of America, Ltd.            80%           Acquired March 19, 1998

  All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements include the use of estimates, which management believes are reasonable.

                 CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  During fiscal 1998, two officers/shareholders exercised options to purchase 70,000 shares of stock by exchanging 16,470 previously issued shares of common stock. The common shares were put into treasury and were subsequently cancelled.

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

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

   Revenue Recognition:

   The Company recognizes sales at the time delivery occurs. Although no legal right of return exists between the customer and the Company, it is an industry-wide practice to accept returns from customers. The Company, therefore, records a reserve for returns equal to its gross profit on its historical percentage of returns on its last five months sales.

NOTE 4 -INVENTORIES

   The components of inventory consist of the following:

                                     August 31,      November 30,
                                       1998              1997

   Raw materials                    $5,521,003        $ 4,017,838
   Finished goods                    3,464,697          1,996,834
                                    $8,985,700        $ 6,014,672


NOTE 5 - PROPERTY AND EQUIPMENT

   The components of property and equipment consisted of the following:

                                                August 31,     November 30,
                                                   1998            1997
   Machinery and equipment                    $   259,352      $  236,582
   Furniture and equipment                        584,421         329,526
   Tools, dies, and masters                     1,783,296       1,584,346
   Transportation equipment                        10,918         -
   Leasehold improvements                         108,474         108,474

                                                2,746,461       2,258,928
Less:  Accumulated depreciation and
            amortization                        2,001,360       1,772,899
   Property and Equipment - Net               $   745,101      $  486,029

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - PROPERTY AND EQUIPMENT (CONTINUED)

   Depreciation and amortization expense for the nine months ended August 31, 1998 amounted to $228,461 and for the year ended November 30, 1997 amounted to $364,536.

NOTE 6 - INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                               August 31,         November 30,
                                                  1998               1997

   Goodwill                                    $   75,652        $     -
   Patents and trademarks                         241,595           211,596
                                                  317,247           211,596
   Less:  Accumulated amortization                 64,184            47,956
   Intangible Assets - Net                      $ 253,063        $  163,640

   Amortization expense for the nine months ended August 31, 1998 amounted to $16,228 and for the year ended November 30, 1997 amounted to $11,845.

NOTE 7 - DEFERRED ADVERTISING

   In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $1,575,814 is accordingly reflected in the balance sheet for the interim period. This deferral is the result of the Company's $5,500,000 media budget for the year which contemplates lower spending in the 4th quarter than in the other three quarters; as well as the Company's Co-op advertising commitments which also anticipates a lower expenditure in the 4th quarter.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - DEFERRED ADVERTISING (CONTINUED)

   The table below sets forth the calculation:

                                                   1998         1997
                                                (In Millions)(In Millions)

 Media advertising budget for the fiscal year       $5.50       $5.20

 Pro-rata portion for nine months                   $4.13       $3.90
 Media advertising spent                             5.25        5.00
 Accrual (deferral)                                ($1.12)     ($1.10)

 Anticipated Co-op advertising commitments          $3.10       $3.00

 Pro-rata portion for nine months                   $2.33       $2.25
   Co-op advertising spent                           2.78        2.60
 Accrual (deferral)                                ($ .45)     ($ .35)

 NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

 The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                        August 31,    November 30,
                                          1998           1997
                                        (In 000's)    (In 000's)

 a)  Media advertising                   $1,418        $  401
 b)  Coop advertising                       769           375
 c)  Accrued returns                      1,023           712
 d)  Bonuses                               *              286
 e)  Royalty payable                       *              269
                                         $3,210        $2,043

 All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

 * under 5%

NOTE 9 - OTHER INCOME

 Other income consists of the following at August 31:

                                             1998            1997

 Interest income                           $242,038        $216,761
 Dividend income                              7,198          13,318
 Miscellaneous                                5,708           5,693
                                           $254,944        $235,772

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - FRAGRANCE CORPORATION OF AMERICA

 On March 19, 1988, the Company acquired 80% of the newly formed company, Fragrance Corporation of America, Inc. ("FCA") (a New Jersey corporation), for an initial investment of $800. As of August 31, 1998, the Company has advanced approximately $1,825,000 to aid FCA in the purchase of inventory and certain tangible and intangible assets, as well as providing FCA with working capital. The intercompany transactions have been eliminated in the consolidating financial statements and all of the accounts of FCA have been included in the consolidated financial statements of the Company. Accordingly, the minority deficiency has also been recorded.

NOTE 11 - MINORITY DEFICIENCY

 The minority deficiency shown in the accompanying consolidated balance sheets primarily represents the minority shareholders' share of Fragrance Corporation of America, Inc.'s ("FCA") losses in excess of its investment for all periods prior to August 31, 1998. The minority deficiency is expected to be restored through allocations of future income.

NOTE 12- SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

 Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the invest ments at August 31, 1998 and November 30, 1997 were as follows:

                                        August 31,          November 30,
                                          1998                  1997

   Current:                           COST       MARKET   COST     MARKET

   Corporate obligations         $ 656,776  $  606,184   $ 99,006 $   99,448
   Government obligations
     (including mortgage
       backed securities)        1,339,468   1,342,587  1,827,503  1,827,065

       Total                     1,996,244   1,948,771  1,926,509  1,926,513

   Non-Current:

   Corporate obligations         1,230,044   1,234,630    741,893    744,921
   Government obli-
     gations                       558,766     558,723  1,135,023  1,129,254
       Total                     1,788,810   1,793,353  1,876,916  1,874,175

       Total                    $3,785,054  $3,742,124 $3,803,425 $3,800,688

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

 The market value at August 31, 1998 was $3,742,124 as compared to $3,800,688 at November 30, 1997.  The cost and market values of the investments at August
 31, 1998 were as follows:
        COL. A                                        COL. B      COL. C      COL.D           COL.E
                                                                                          Amount at Which
                                                                                          Each Portfolio
                                                     Number of                Market    Of Equity Security
                                                Units-Principal              Value of     Issues and Each
                                                    Amount of              Each Issue      Other Security
 Name of Issuer and            Maturity  Interest    Bonds and   Cost of   at Balance    Issue Carried in
 Title of Each Issue            Date       Rate       Notes     Each Issue Sheet Date      Balance Sheet

 CORPORATE OBLIGATIONS:
  GMAC                         2/22/00    5.450%   $200,000   $ 199,226   $  198,990    $   198,990
  Dreyfus Fund High Yield
    Strategies                                      361,000     361,000      306,658        306,658
  GTE Southwest Deb           12/01/99    5.820%    100,000      99,851      100,159        100,159
  Florida Power & Light        7/01/99    5.500%    300,000     295,776      299,526        299,526
  Virginia Electric & Power    4/01/00    5.875%    250,000     246,117      251,035        251,035
  GMAC Smartnotes             10/15/99    5.950%    200,000     200,000      200,098        200,098
  Florida Power & Light        4/01/00    5.375%    200,000     199,850      199,348        199,348
  Mid American-NB & TC-CD      8/07/01    5.600%     95,000      95,000       95,000         95,000
  Mid First Bank-CD            8/14/00    5.550%     95,000      95,000       95,000         95,000
  MBNA-CD                      8/13/01    5.650%     95,000      95,000       95,000         95,000

                                                              1,886,820    1,840,814      1,840,814

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)


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
 Name of Issuer and            Maturity  Interest    Bonds and   Cost of   at Balance    Issue Carried in
 Title of Each Issue            Date       Rate       Notes     Each Issue Sheet Date      Balance Sheet


GOVERNMENT OBLIGATIONS:
US Treasury Note                10/31/98   4.750%      100,000  $    99,684 $    99,906  $    99,906
US Treasury Note                10/31/98   4.750       200,000      199,992     199,812      199,812
US Treasury Note                10/15/98   7.125       250,000      250,000     250,705      250,705
US Treasury Note                 2/28/99   5.875       250,000      249,953     250,860      250,860
US Treasury Note                11/15/99   5.875       250,000      249,141     252,188      252,188
US Treasury Zero Coupon          8/15/99   5.920       148,000      140,137     141,072      141,072
US Treasury Note                 2/15/99   5.000       100,000       99,869      99,906       99,906


                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

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
 Name of Issuer and            Maturity  Interest    Bonds and   Cost of   at Balance    Issue Carried in
 Title of Each Issue            Date       Rate       Notes     Each Issue Sheet Date      Balance Sheet

GOVERNMENT OBLIGATIONS: (Continued)

Federal Nat. Mtg. Note          7/30/99  5.860%       100,000   $    99,883 $   100,450   $   100,450
FHLMC 1628-N                 12/15/2023  6.500         50,000        48,024      48,873        48,873
EE Bonds                       -         7.180         90,000       103,788     103,788       103,788
FNMA 93-G-26-B                8/25/2022  7.000         10,000         6,134       3,069         3,069
FNMA 93-224-D                11/25/2023  6.500        104,000       101,873     101,067       101,067
FNMA 92-2-N                   1/25/2024  6.500         52,000        47,424      48,313        48,313
FHLMC 1702-U                  3/24/2024  7.000          4,000         2,382       1,425         1,425
FNMA                           11/10/98  5.050        200,000       199,950     199,876       199,876

                                                                  1,898,234   1,901,310     1,901,310



                                                                 $3,785,054  $3,742,124    $3,742,124

                        CCA INDUSTRIES, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION

                            (UNAUDITED)

 For the nine month period ended August 31, 1998, the Company had revenues of $31,524,988 and net income of $1,621,154 after a provision for income taxes of $963,121 (net of consolidated subsidiary's deficiency of $25,897), as compared to net revenues of $29,633,067 and net income of $1,742,966 after a provision for income taxes of $1,169,273 for the nine month period ended August 31, 1997. Sales for the nine months ended August 31, 1998 were up approximately $1.87 million primarily due to the sales of the Company's new subsidiary, Fragrance Corporation of America, Inc. (FCA), whose sales consist of newly licensed perfumes. FCA's net sales for the nine months were $1.82 million. Sales returns continue to run approximately 7% to 8% of gross sales. Other income ($255,000 vs. $236,000) was approximately the same for both years. Gross margins of 62.5% for the nine months were approximately the same as the 63% of the prior year. Advertising, cooperative and promotional allowance expenditures increased during the six month period from $6,326,381 to $6,877,896. Advertising expenditures were 22% of sales for the nine months ended August 31, 1998as compared with 21.5% for the period ended August 31, 1997. As part of the registrant's business it is necessary to enter into co-operative advertising agreements and other promotional activities with its accounts, especially upon the introduction of a new product. Both co-op advertising and promotions have a material effect on the Company's operations. If the advertising and promotions are successful, revenues will be increased accordingly. Should the co-op and promotions not be successful, it will have a negative impact on the Company's promotional cost per sale, and have a negative effect on income. The Company attempts to anticipate its advertising and promotional commitments as a percent of gross sales in order to attempt to control its effect on its net income. In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $1,575,814 is accordingly reflected in the balance sheet for the interim period, as compared to $1,457,838 at August 31, 1997. This deferral is the result of the Company's $5.5 million media budget for the year which contemplates lower spending in the 4th quarter than in the other three quarters; as well as the Company's co-op advertising commitments which also anticipates lower expenditures in the 4th quarter. Specifically, the Company spent approximately $5.25 million in the nine months on media advertising and, therefore, expensed $4.125 million and deferred $1.125 million as of August 31, 1998. Similarly, as of August 31, 1998 the Company's co-op advertising commitments for the year ended November 30, 1998 totaled approximately $3.1 million of which approximately $2.75 million was spent in the first nine months resulting in an expense of $2.325 million and a deferral of approximately $.45 million as of August 31, 1998.

 Comparatively as of August 31, 1997, the Company had anticipated media advertising expense in fiscal year 1997 of $5.2 million and spent approximately $5 million in the first nine months resulting in a deferral of approximately $1.1 million ($5MM-$3.9MM). The anticipated Co-op commitments as of August 31, 1997 were $3 million for the year of which $2.6 million were spent for the nine months resulting in a $.35 million deferral ($2.6MM-$2.25MM).

  Selling, general and administrative expenses ("SG&A") increased compared to the prior year. The increase to $9,774,000 from $8,917,000 was due mostly to the "SG&A" expenses ($883,000) incurred by the Company's newly formed subsidiary.

                        CCA INDUSTRIES, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION

                            (UNAUDITED)


For the three month period ended August 31, 1998, total revenue was $11,218,761 as compared to $10,309,203 for August 31, 1997. CCA's sales for the quarter were down approximately $500,000 due to significantly lower international sales and slightly lower sales of most of its core products. However, FCA's net sales of approximately $1,400,000 resulted in the increase of approximately $900,000. Income for the quarter before taxes decreased from $1,182,731 to $637,294. Gross margins of 64% for the three months ended
August 31, 1998 were up from 62.5% in 1997. This was primarily the result of the product mix for the quarter. Advertising, cooperative and promotional allowance expense during the quarter increased to $2,769,556 from $1,814,930. Advertising expenses were 25% of sales for the quarter in 1998 as compared to 18% in 1997. This was largely due in part to the impact to the current quarter of the revision in the Company's advertising budgets resulting in a catch-up of approximately $300,000 from the prior quarters and higher anticipated spending. Selling, general and administrative expenses were approximately the same at 32% in the current quarter as well as in 1997.

Research and development expenses for the nine months and three months were less due to the economies of utilizing the services of more in-house staff rather than outside consultants.

Bad debt expense for the periods increased due to the necessary reserves on the increased accounts receivable. Actual write-offs were approximately $20,000 in 1998 as compared to approximately $3,000 in 1997. The Company continued to have virtually no interest expense for the periods.

The Company's sales were primarily to drugstore chains, food chains and mass merchandisers .

The Company's financial position as at August 31, 1998 consists of current assets of $21,422,696 and current liabilities of $9,146,511. The Company's cash position decreased significantly due to the significant increase in its accounts receivable primarily caused by the sales of its new subsidiary as well as a slight increase in its own receivables. The Company's inventory and accounts payable also increased due to FCA's new business. During the nine month period ended August 31, 1998, shareholders' equity increased from $13,727,991 at November 30, 1997 to $15,283,253 at August 31, 1998. This was
due primarily to the net income generated for the period.

During the nine months, the Company used $3.35 million in operations, generated $700,000 from new borrowings, and used approximately $570,000 to purchase assetsand additional marketable securities. These factors resulted in a net decrease in the Company's cash of about $3,220,000.

                        CCA INDUSTRIES, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION

                            (UNAUDITED)


In 1998, the Company will commence, for all of its systems, a year 2000 date conversion project to address all necessary code changes, testing, and implementation. Project completion is planned for the middle of 1999 at an estimated total cost of approximately $500,000. The Company expects its year 2000 date conversion project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems. The Company has made an application for a program developed in the State of New Jersey for the reimbursement of the expenses in connection with the training of the personnel for the conversion of the current data processing systems. There can be no assurance, however, that the application will be approved, or as to the extent of the reimbursement.

The Company believes that its current financial condition is sufficient to support its proposed operations for the near future.

                        CCA INDUSTRIES, INC.

                     PART II OTHER INFORMATION





   All information pertaining to Part II is omitted pursuant to the instructions pertaining to that part.

     The Company did not file any reports on Form 8-K during the three months ended August 31, 1998.

PART II, ITEM 6. (Continued)                                  EXHIBIT 11



               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 COMPUTATION OF EARNINGS PER SHARE

                            (UNAUDITED)

                             Three Months Ended       Nine Months Ended
                                 August 31,               August 31,

                                  1998      1997        1998       1997
Item 6.

Basic:
  Average shares
    outstanding                 7,259,581 7,206,051   7,243,417  7,217,952
  Net effect of dilutive stock
    options--based on the
    treasury stock method
    using average market
    price                         812,644   916,688     777,515    874,908

         TOTALS                 8,072,225 8,122,739   8,020,932  8,092,860

Net income                      $ 440,355 $ 726,253  $1,621,153 $1,742,966


Per share amount                     $.05      $.09        $.20       $.22

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