Form 10-K
period 1998-11-30
CCA INDUSTRIES INC
filed 1999-02-26
CIK 721447

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-K


         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Fiscal Year Ended     Commission File Number
    November 30, 1998          2-85538-B


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


The aggregate market value of the voting stock held by non-affiliates of the Registrant (i.e., by persons other than officers and directors of the Registrant), at the average bid and asked prices, at February 8, 1999, was as follows:


Class of Voting Stock               Market Value

5,667,937 shares; Common          Bid          Asked
Stock, $.01 par value          $7,616,290   $7,793,413



     At February 8, 1999 there were an aggregate of 7,177,562 shares of Common Stock and Class A Common Stock of the Registrant outstanding.

                      CROSS REFERENCE SHEET


                                   Headings in this Form
Form 10-K                          10-K for Year Ended
Item No.                           November 30, 1998


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

10. Directors and                  Directors and Executive
    Executive Officers             Officers
    of the Registrant

11. Executive Compensation         Executive Compensation

12. Security Ownership             Security Ownership
    Of Certain Beneficial          of Certain Beneficial
    Owners and Management          Owners and Management

13. Certain Relationships          Certain Relationships
    and Related Transactions       and Related Transactions

                                   Headings in this Form
Form 10-K                          10-K for Year Ended
Item No.                           November 30, 1998



14. Exhibits, Financial            Exhibits, Financial
    Statement Schedules,           Statement Schedules,
    and Reports on Form            and Reports on Form
    8-K                            8-K

                        TABLE OF CONTENTS
         ITEM                                          PAGE

PART I

     1. Business........................................ 1

     2. Property........................................ 6

     3. Legal Proceedings............................... 6

     4. Submission of Matters to a
        Vote of Security Holders........................ 6

PART II

     5. Market for the Company's Common Stock
        and Related Shareholder Matters................. 8

     6. Selected Financial Data......................... 9

     7. Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations...................................10

     7A. Quantitative And Qualitative Disclosure
         About Market Risk..............................14

     8. Financial Statements and
        Supplementary Data..............................14

     9. Changes In and Disagreements
        with Accountants On Accounting and
        Financial Disclosure............................15


PART III

     10. Directors and Executive Officers...............15

     11. Executive Compensation.........................17

     12. Security Ownership of Certain
         Beneficial Owners and Management...............24

     13. Certain Relationships and Related
         Transactions...................................25

PART IV

     14. Exhibits, Financial Statement
         Schedules, and Reports on Form 8-K.............26
                               -v-

                              PART I


Item 1. BUSINESS

  (a) General

     CCA INDUSTRIES, INC. was incorporated in Delaware in 1983. (Hereinafter, CCA Industries, Inc. and its 80%-owned subsidiary, Fragrance Corporation of America, Ltd., a New Jersey corporation incorporated in 1998, will be referenced together as the "Company"; and, separately, as "CCA" and "Fragrance Corp.")

     The Company operates in one industry segment, in what may be generally described as the health-and-beauty aids business, selling numerous products, in several health-and-beauty categories. Almost all are manufactured by contract manufacturers, pursuant to the Company's specifications and formulations.

     The Company owns (or owns license to use) registered trademarks for all of its brand-name products. Its nail treatment products are sold under the trademarked names "Nutra Nail" and "Nutra 60"; hair treatment products are sold under the names "Pro Perm," "Wash 'n Curl," "Wash n Tint" and "Wash 'n Straight"; depilatory products under the name "Hair Off"; skin care products under the name "Sudden Change"; oral health-care products under the name "Plus+White"; dietary products under the names "Eat 'n Lose," "Hungrex Plus" and "Permathene"; and perfume products, through Fragrance Corp., under the names "Cherry Vanilla," "Mandarin Vanilla," "Cloud Dance," "Vision," "Sunset Cafe," and "Amber Musk."

     The Fragrance Corp. perfume-products result from the Company's 1998 purchase of inventory and other assets, including perfume formulas, previously owned by Shiara, Inc., and a March 1998 License Agreement with Shiara Holdings, Inc., pursuant to which the Company acquired exclusive license to use the trademark names used by Fragrance Corp. (See "Business-License Agreements")

     In May of 1998, the Company entered into a License Agreement with Solar Sense, Inc., for the marketing of sun care products under trademark names. (See "Business-License Agreements") The Company only commenced the marketing of such products in November of 1998.

     All of the products sold under licensed names, including
Fragrance Corp.'s perfumes, and all of the Company's "wholly-owned" products, are sold to major drug and food chains, mass merchandisers, and wholesale beauty-aids distributors throughout the United States and Canada.

     The Company's total sales revenues in fiscal 1998 were approximately $41 million. Foreign sales accounted for approximately 5% of sales.

     Including the principal members of management (see Directors and Executive Officers), the Company, at November 30, 1998, had 139 sales, administrative, creative, accounting, receiving, and warehouse personnel in its employ. Included are the three employees of Fragrance Corp. who are, in aggregate, owners of 20% of that subsidiary, pursuant to a Shareholder Agreement with the Company, Fragrance Corp.'s 80% owner. The services of those three Fragrance Corp. shareholder-employees are solely dedicated to Fragrance Corp. (None of them is a member of CCA's management, and none had any prior relationship with the Company.)

     In 1998, the Company advanced approximately $3,000,000 to Fragrance Corp., for inventory, other assets and working capital.
Sales of Fragrance Corp. products produced approximately $3.7 million of revenues during fiscal 1998.

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

     The Company sells its products to approximately 600 accounts, most of which have numerous outlets. (The Company estimates that at least one of its brands is sold in approximately 40,000 stores.) During the fiscal year ended November 30, 1998, the Company's two largest customers were WalMart (approximately 29% of sales) and Walgreen (approximately 9%). The loss of either of these principal customers could materially and negatively effect the Company's earnings. The Company has no short or long-term contracts with either company except for co-op advertising contracts written in the normal course of business.

     Sales of the Company's products are not seasonally dependent. Nevertheless, certain products are sensitive to seasonal trends. For example, sales of depilatories, sun care products and diet aids, customarily, are considerably stronger in Spring and Summer months, and fragrance-product sales are considerably stronger in the Fall and Winter.

     The Company has an in-house advertising department. The advertising staff designs point-of-purchase displays (including 'blister cards'), sales brochures and packaging layouts. Actual production of displays, brochures, layouts and the like is accomplished through contract suppliers.

  (d) License Agreements

     i. Alleghany Pharmacal

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

     The Alleghany Pharmacal license requires the Company (a) to pay royalties of 6% per annum on net sales of nail-enamel products sold under the "Nutra Nail" trademark, hair-care products ("Pro-Perm") and dietary products ("Permathane," "Hungrex Plus" and "IPR 3"); and (b) to pay a 1% royalty for nail-enamel products sold under the name "Nutra 60," and for a mitten product sold for use in connection with the "Hair-Off" line of depilatory products.

     The Company is required to pay not less than $360,000 per annum in order to maintain exclusive rights under the Alleghany Pharmacal License. (Royalties have always exceeded the minimum; but, if they did not, the Company would be entitled to maintain exclusive license rights by electing to pay the 'difference.' At the same time, the Company would not be required to pay any fee in excess of actual royalties if sales did not yield 'minimum royalties' and the Company chose in such circumstance to concede the exclusive license-rights.)

     The Alleghany Pharmacal License agreement provides that if, and when, in aggregate, $9,000,000 in royalties has been paid thereunder, the royalty-rate for those products now 'charged' at 6% will be reduced to 1%. As at November 30, 1998, the Company had paid or accrued $6,263,831 in royalty payments.

     The products subject of the Alleghany-Pharmacal License accounted for approximately $15,700,000, and 38% of net sales in the fiscal year ended November 30, 1998. "Nutra Nail" and "Nutra 60" combined accounted for approximately $5.9 million(approximately 14.5% of net sales) in the aggregate. "Hair-Off" accounted for approximately $4.5 million (approximately 11% of net sales).

     ii. Shiara

     The Shiara-Holdings, Inc. license requires the Company to pay royalties of 5% per annum on net sales of all products sold under the "Cherry Vanilla," "Mandarin Vanilla," and "Cloud Dance" trademarks (see above, "Business-General") until royalties totaling $2,000,000 are paid, and royalties of one-half of 1% thereafter. (No royalties are payable in respect of sales of products under these Shiara license trademarks: "Vision," "Sunset Cafe," and "Amber Musk.") A minimum of $100,000 is required to be paid for the period from commencement (April 1998) through June 1999, and a minimum of $150,000 for each subsequent twelve-month period, in order to retain the exclusive license-rights.

     "Cloud Dance" accounted for approximately one-half of the sales revenues from products subject of the Shiara license, and Fragrance Corp. operations. Total sales of Fragrance Corp. products accounted for approximately 9% of the Company's sales.

     iii. Solar Sense, Inc.

     The Company's License Agreement with Solar Sense, Inc. is for the exclusive use of the trademark names "Solar Sense" and "Kids Sense," in connection with the commercial exploitation of sun care products that the Company only recently commenced marketing. The Company will pay a 5% royalty. If minimum royalties of $100,000 do not result, the license may be terminated unless the Company chooses to pay the 'difference' between realized royalties and $100,000.

     iv. Other Licenses

     The Company has entered into various other license agreements, none of which has had material impact upon the Company's sales or financial results.

  (e) "Wholly-Owned" Products

     The overwhelming majority of sales revenues other than those realized 'under' the Alleghany-Pharmacal and Shiara licenses, are from sales of the Company's own, "wholly owned" and trademarked products, including "Plus+White" toothpaste, "Sudden Change" skin treatment, "Bikini Zone" analgesic cream, "Wash-n-Curl" hair treatment, "Young 'n Lovely" nail polish for children, "Mood Magic" lipstick, "Femback," a pill-form product for women's periodic back-pain, and "Hair-Off" depilatories.

     Of all of the Company's wholly-owned products, only
"Plus+White" (approximately 24%) and "Sudden Change" (approximately 19%) accounted for as much as 10% of sales.

  (f) Advertising

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

  (g) Trademarks

     The Company's own trademarks and its licensed-use trademarks serve to identify the products and the Company's proprietary interests, for and in respect of domestic and international sales. The Company considers these marks to be valuable assets, but there can be no assurance that trademark registration results, or will result, in 'enforceable' marketplace advantages.

  (h) Competition

     The market for cosmetics and perfumes, and health-and-beauty aids products in general, including patent medicines, is characterized by vigorous competition among producers, many of which have substantially greater financial, technological and marketing resources than the Company. Competitors such as Revlon, L'Oreal, Colgate, Del Laboratories, Unilever, and Procter & Gamble, have Fortune 500 or like status, and public recognition of their products is immediate and 'universal.' Moreover, the Company and its products compete with a large number of manufacturers and distributors of lesser renown that may also have greater resources than the Company.

  (i) Government Regulation

     All of the products that the Company markets, or which the Company may develop and plan for the market, are subject or potentially subject to particular regulation by government agencies, such as the U.S. Food and Drug Administration, the Federal Trade Commission, and various state and/or local regulatory bodies. In the event that any future regulation were to require particular regulatory approvals, the Company would attempt to obtain necessary approvals and/or licenses, assuming reasonable and sufficient market expectations for the regulated product(s) or planned product(s), but there can be no assurance, in the absence of particular circumstances, that any such regulatory requirements will result in approvals and issuance of licenses. In the event such license-requirement circumstances should arise, delays inherent in any application-and-approval process could have a material adverse affect upon any subject operations ('existing' products) or plan of operations.


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

     The Company leases an additional 45,000 square feet of warehouse space in Paterson, New Jersey, on a net lease basis, for $9,999 a month. That lease expires on November 30, 1999.


Item 3. LEGAL PROCEEDINGS


     The Company is not engaged in any material litigation, but is involved in various legal proceedings in the ordinary course of its business activities.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     On June 16, 1998, the Company held its annual meeting of shareholders. Approximately 6,000,000 shares were voted, in person or by proxy. The actions and voting were as follows:

     (1) David Edell, Ira W. Berman, Jack Polak, and Stanley Kreitman were elected as directors by the holders of Class A Common Stock. (No proxy was solicited therefor, whereas Messrs. Berman, Polak and David Edell own more than 98% of the Class A Common Stock, and they proposed themselves and Mr. Kreitman.) As proposed by the Board, Sidney Dworkin, Dunnan Edell and Rami Abada were elected as directors by the holders of the Common Stock, with 5,212,832 votes "For" the slate.

     (2) The Board's proposal, for authorization to amend the Company's Certificate of Incorporation, to authorize the Board of Directors to issue up to 20,000,000 shares of Preferred Stock,

$1.00 par value, in one or more series and with such preferences, limitations and relative rights as the Board should determine, was approved, with 4,180,000 votes "For." (The Certificate of Incorporation has not as yet been amended as permitted by the vote, and will not be amended until such time, if ever, as issuance of preferred shares should be required or deemed advisable, so as to avoid related expenditures in the absence of need.)

     (3) The Board's appointment of Sheft Kahn & Company LLP as the Company's independent certified public accountants for the 1998 fiscal year was approved, with 5,393,000 votes "For."

     The Company has not submitted any matter to a vote of security holders since the 1998 Annual Meeting.

                             PART II


Item 5. MARKET FOR THE COMPANY'S COMMON STOCK
        AND RELATED SHAREHOLDER MATTERS


     The Company's Common Stock is traded on NASDAQ. The range of high and low bids during each quarter of the 1998 and 1997 fiscal years is as follows:

bought


Quarter Ended            1998                         1997

February 28        2 11/16 - 2 1/16              3 3/8  - 2 1/16
May 31             3 5/16  - 2 3/8               3 9/16 - 2 1/8
August 31          2 3/4   - 1 5/8               3 3/8  - 2 9/16
November 30        1 7/8   - 1 1/16              3 5/8  - 2 3/8


    The published bid and asked for February 8, 1999 was 1 11/32 bid, 1 3/8 asked.

    The only unregistered securities sold by the Company during the 1998 fiscal year resulted from sales of common stock effected upon exercises of stock options previously issued pursuant to the Company's stock option plans (see "Executive Compensation") as follows:

                                       Number of   Per Share
         Date      Purchaser             Shares  Consideration

    December 1997  David Edell           50,000      $.50
    December 1997  Ira W. Berman         20,000       .50

    Each of the Purchasers is a director and/or officer (see
"Directors and Executive Officers"). The registration exemption relied upon is that afforded by Section 4(2) of the Securities Act of 1933.

    As at February 8, 1999, there were approximately 290 holders of shares of the Company's equity stock. (There are a substantial number of shares held of record in various street and depository trust accounts which represent approximately 1000 additional shareholders.)

    The Company has never paid any Common Stock dividend.

Item 6.  SELECTED FINANCIAL DATA

                                                     Year Ended November 30,
                                    1998            1997       1996          1995          1994
Statement of Income
  Sales                          $41,083,974   $ 37,708,922 $39,469,098   $36,849,803  $47,311,591

  Other income                       318,296        293,953     235,925       316,928      357,080
                                  41,402,270     38,002,875  39,705,023    37,166,731   47,668,671

Costs and Expenses                38,570,096     34,730,052  37,790,397    39,397,255   42,956,794

Income (Loss) Before
  Provision for Income
  Taxes                            2,832,174      3,272,823   1,914,626   ( 2,230,524)   4,711,877

Minority Interest in
  Consolidated Subsidiary              7,598        -           -             -            -

Net Income (Loss)                  1,660,375      2,031,494   1,051,334   ( 1,354,584)   2,846,750

Earnings Per Share:
  Basic                           $      .23     $      .28  $      .15   ($      .20)  $      .42
  Diluted                         $      .21     $      .25  $      .13   ($      .20)  $      .35

Weighted Average Number
  of Shares Outstanding            7,243,956      7,205,904   7,120,099     6,794,368    6,777,241
Weighted Average Number
 of Shares and Common Stock
 Equivalents Outstanding           8,075,169      8,108,482   7,989,383     6,794,368     8,116,489

Balance Sheet Data:
                                                           As At November 30,
                                   1998           1997        1996             1995        1994

Working Capital                  $12,067,263    $11,331,810 $ 9,367,639   $ 8,191,830   $ 7,777,269
Total Assets                      24,010,136     19,224,291  17,038,752    18,138,359    20,236,182
Total Liabilities                  8,410,687      5,139,769   4,983,870     7,287,570     8,293,534
Total Stockholders' Equity        15,591,651     14,084,522  12,054,882    10,850,788    11,942,648


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Under the terms of the Alleghany Pharmacal License (see "Business-License Agreements"), the royalty-rate for those Alleghany Pharmacal License products now 'charged' at 6% will be reduced to 1% after the sum of $9,000,000 in royalties has been paid thereunder. (Certain products subject of the license are, even now, 'charged' at only 1%. See "Business-License Agreements")

     As at November 30, 1998, the Company had paid or accrued
$6,263,831 in royalty payments.

Comparison of Results for Fiscal Years 1998 and 1997

     The Company's revenues increased from $38,002,875 in fiscal 1997 to $41,402,270 in fiscal 1998, due to approximately $3,700,000 of sales generated from the perfume products sold pursuant to the license acquired by its newly formed majority-owned subsidiary, Fragrance Corporation of America, Ltd.(Fragrance Corp.). CCA's own sales for the year were down slightly due to lower international sales as well as a small drop in sales of a few of its core products. There were no significant changes in the products sold in either volume or price, or in the history of returns.

     Gross margins for the year were 63% in 1998, up from 62% in fiscal 1997. This was due primarily to the gross margins realized from the sales of Fragrance Corp.

     Management kept its advertising, cooperative, and promotional budget in line with its sales projections for fiscal 1998 by keeping its expense to $8,882,106 and 22% of net sales in 1998 similar to the $8,450,461, and 22% of net sales in 1997.

     Research and development expenses for fiscal 1998 were lower than fiscal 1997 by approximately $120,000 due to the economies of utilizing the services of more in-house staff rather than outside consultants.

     Bad debt expense for fiscal 1998 were up significantly from fiscal 1997 [$201,630 vs. ($17,779)] due to the necessary reserves on the increased accounts receivable. Actual write-offs were approximately $50,000 in 1998 as compared to approximately $6,000 in 1997.

     The Company's interest expense also increased in fiscal 1998 due to its use of its credit line to absorb approximately half of its approximate $3,000,000 advance to Fragrance Corp. for working capital and initial purchase of inventory.

     The increase in selling, general and administrative expenses of $2,432,288 [$13,579,182 in fiscal 1998 as compared to
$11,146,894 in fiscal 1997] accounted for the offset to the higher sales and better margins, however, and resulted in a slightly lower pre-tax profit of $2,832,175, down from $3,272,823 in 1997. The increase in SG&A was mostly due to the costs associated with the start-up of Fragrance Corp. and the increased overhead of the new operations, as well as the increase in royalties and commissions on CCA's own products due to fluctuations in the product mix of sales.

Comparison of Results for Fiscal Years 1997 and 1996

     The Company's revenues decreased from $39,705,023 in fiscal 1996, to $38,002,875 in fiscal 1997, due in part to the mergers and consolidations of major customers, which impacted upon previously planned sales promotions. There were no significant changes in the products sold in either volume or price, or in the history of returns.

     Gross margins for the year were 62% in both 1997 and 1996.
Advertising, cooperative and promotional expenses were $8,450,461 and 22% of sales, in 1997, and $10,655,495 and 27% of sales, in 1996.

     Research and development costs were up approximately $225,000 for the year due to the Company's increased efforts to find new products and improve existing lines.

     Selling, general and administrative expenses were $11,146,894 and 29.5% of sales in 1997, and $11,408,154 and 29% of sales in 1996.

     The provision for doubtful accounts decreased for the year due to the decrease in accounts receivable.

     Interest expense for the year decreased due to the repayment of the Company's long-term debt and its improved working capital position due to its increased profits.

Liquidity and Capital Resources

     As at November 30, 1998, the Company had working capital of $12,067,263 as compared to $11,331,810 at November 30, 1997. The ratio of total current assets to current liabilities was 2.4 to 1 as compared to a ratio of 3.2 to 1 for the prior year. This was due to the borrowing of $1,550,000 under the Company's $5,000,000 line of credit to help finance the significant increase in the Company's accounts receivable and inventory. Stockholders' equity increased to $15,591,651 from $14,084,522.

     The Company's cash position at year end decreased to $542,289 from $3,649,774 as at November 30, 1997. The decrease was due mostly to the cash used in operations (approximately $3.7 million) largely due to the acquisition of inventory for its new subsidiary (Fragrance Corp.)of approximately $1.6 million. The Company utilized approximately $699,000 in the acquisition of property and equipment, $106,000 for intangible assets,$138,000 to buy back treasury stock and $30,000 to increase its marketable security portfolio. The Company accessed $1,550,000 of its $5,000,000 available credit line to help offset these cash needs.

     Inventories [$9,059,456 vs. $6,014,672] were up $3,044,784, and accounts receivable [$7,878,000 vs. $3,931,273] increased $3,946,727. Both increases were largely due to the new receivables and inventory acquired by Fragrance Corp. Current liabilities [$8,410,687 vs. $5,139,769] increased by $3,270,918.

     As at November 30, 1998, the Company was utilizing $1,550,000 of the funds available under its $5,000,000 credit line. The
Company has issued a security agreement in connection with the bank financing.

Year 2000 Issue

     Like many other companies, the Year 2000 computer issue creates risks for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, the Company's operations could be adversely impacted as the result of the system failures and business process interruption.

     The Company has been addressing the Year 2000 computer issue since early 1997. To coordinate its Year 2000 program, the Company has focused its efforts in three areas.

     1) Its own in house information technology, including computer hardware, third-party and internally developed software and databases, electronic interfaces and end user extracts, and operating systems.

     2) External relationships including suppliers and customers.

     3) Manufacturing, warehousing, and distribution equipment.

     The Company has put its EDP department in charge of overseeing the identification, testing, and remediation of all the Year 2000 issues in the various departments of the Company. The EDP department is also responsible for the execution of contingency plans, if need be, in case the implementation of corrective actions and verification of successful implementation is not completed in a timely manner.

     As of November 30, 1998, the identification steps were essentially complete for all three areas of focus. The testing of the in house functions was also substantially completed due mostly in part to its decision to upgrade almost all of its accounting software and most of the Company's hardware to completely new, Year 2000 compliant, systems. The Company is currently working with suppliers of products and services to determine and monitor their level of compliance and Compliance Testing. The Company feels that the effect of any non-compliant embedded technology in the Company's manufacturing, warehousing, and distribution equipment would be immaterial to the Company's operations. Year 2000 readiness of significant customers is also being assessed. The Company's evaluation of Year 2000 compliance as it relates to the Company's external relationships is expected to be completed by mid-1999.

     The cost of addressing the Company's Year 2000 issues is expected to be approximately $400,000 to $500,000. However, approximately $140,000 of these costs should be offset by a grant obtained from the State of New Jersey to help pay for the retraining of the Company's staff. The net cost should not have a material adverse effect on the Company's cash flow or financial position. It could possibly, however adversely effect the Company's earnings in the year the majority of costs are incurred. The Company is executing its Year 2000 plan through its own employees as well as various computer consultants and vendors. The Year 2000 testing and reprogramming is being done in conjunction with other ongoing maintenance and reprogramming efforts.

     With respect to remediation, the Company has a contingency plan in place in case its new Y2K compliant hardware and software fail, which would consist of replacing the Company's existing non-compliant servers and Novell software with new Year 2000 compliant ones and updating the existing databases beginning with the accounts receivable, accounts payable, and order entry systems. The Company believes that with a concentrated effort, these systems can be converted in a relatively short period. Externally, the Company's Year 2000 plan includes identification of alternative sources for providers of goods and services. The Company expects it contingency plans to be complete by mid-1999.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


    The Company invests its excess cash in interest-bearing investment-grade securities. The Company holds all such securities for the remaining term of the security. Therefore, the Company believes that it is not subject to material interest rate risks on such investments, other than the credit worthiness of the issuer of such securities. In addition, the Company does not utilize risk-sensitive market instruments, positions or transactions in any material fashion and does not believe it is subject to any material exposure to market-risk sensitivities.



Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


    The Financial Statements are listed under Item 14 in this Form 10-K. The following financial data is a summary of the quarterly results of operations (unaudited) during and for the years ended
November 30, 1998 and 1997:

                             Three Months Ended

Fiscal 1998    Feb. 28       May 31      Aug. 31      Nov. 30

Net Sales     $9,352,431  $10,770,270  $11,147,343  $9,813,930

Total Revenue  9,438,685   10,867,542   11,218,761   9,877,282

Cost of Pro-
ducts Sold     3,587,114    4,127,413    4,006,010   3,601,039

Net Income       375,955      804,844      440,355      39,221

Earnings per
common share
 Basic             .05          .11          .06         .01
 Diluted           .05          .11          .05         .01

                        Three Months Ended

Fiscal 1997     Feb. 28      May 31      Aug. 31      Nov. 30

Net Sales     $8,617,289  $10,552,412  $10,227,594  $8,311,627

Total Revenue  8,698,517   10,625,347   10,309,203   8,369,808

Cost of Pro-
ducts Sold     3,076,627    3,940,006    3,850,509   3,593,222

Net Income       310,001      706,712      726,253     288,528

Earnings per
 common share
   Basic           .04          .10          .10         .04
   Diluted         .04          .09          .09         .03

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


    David Edell, age 67, is a director, and the Company's President and Chief Executive Officer. Prior to his association with the Company he was a marketing and financial consultant; and, by 1983, he had extensive experience in the health and beauty aids field as an executive director and/or officer of Hazel Bishop, Lanolin Plus and Vitamin Corporation of America.

    Ira W. Berman, age 67, is the Company's Executive Vice President and Corporate Secretary. He is also Chairman of the Board of Directors. Mr. Berman is an attorney who has been engaged in the practice of law since 1955. He received a Bachelor of Arts Degree (1953) and Bachelor of Laws Degree (1955) from Cornell University, and is a member of the American Bar Association.

    Dunnan Edell is the 43 year-old son of David Edell. He has been a director since 1994. A Senior Vice President-Sales, he joined the Company in 1984 and was appointed Divisional Vice-President in 1986. He was employed by Alleghany Pharmacal Corporation from 1982 to 1984, and by Hazel Bishop from 1977 to 1981.

    Drew Edell, the 41 year-old son of David Edell, is a graduate of Pratt Institute, where he received a Bachelor's degree in Industrial Design. He joined the Company in 1983, and in 1985 he was appointed Vice President-Product Development and Production.

    John Bingman, age 47, received a Bachelor of Science degree from Fairleigh Dickenson University in 1973. He is a certified public accountant who practiced with the New Jersey accounting firm of Zarrow, Zarrow & Klein from 1976 to 1986.

    Jack Polak, age 86, has been a private investment consultant since April 1982, and holds a tax consultant certification in The Netherlands. From 1977 until 1995, he was a director of Petrominerals Corporation, a public company engaged in oil and gas production, located in Tustin, California. From August 1993 until February 1995, he was a director of Convergent Solutions, Inc. Since February 1995 (upon a merger involving Convergent Solutions), he has been a director of K.T.I. Industries, Inc. of Guttenberg, NJ, and a member of its Board's Audit and Compensation Committee. K.T.I. is a public company engaged in the waste - to - energy business.

    Stanley Kreitman, age 67, has been Vice Chairman of the Board of Manhattan Associates, an equity - investment firm, since 1994. He is also a director of Medallion Financial Corp., an SBIC. Mr. Kreitman has been Chairman of the Board of Trustees of the New York Institute of Technology since 1989, and of Crime-Stoppers Nassau County (NY), since 1994. He is also a director and/or executive committee member of the following organizations: The New York City Board of Corrections, The New York City Police Foundation, St. Barnabas Hospital, The New York College of Osteopathic Medicine, and the Police Athletic League. From 1975 until 1993, he was President of United States Banknote Corporation, a securities printer.

    Sidney Dworkin, age 78, has been a director since 1985. He was one of the founders, and from 1966 until 1987, was the President and Chairman of the Board of Revco D.S., Inc., one of the largest drug store chains in the United States. (He terminated his association with Revco in September 1987.) Mr. Dworkin is a certified public accountant and a graduate of Wayne State University. He is also a director of Northern Technologies International, Inc., Crager Industries, Inc., Entile Company, Inc., Q.E.P. Company, Inc. and Viragen Inc., and is Chairman of the boards of Comtrex Systems, Inc., MarbleEdge Group, Inc., and Interactive Technologies, Inc. He was a director of Neutrogena Corp. until its acquisition by Johnson & Johnson, and is a former Chairman of the National Association of Chain Drug Stores.

    Rami G. Abada, age 39, is the President and Chief Operating Officer of the publicly-owned Jennifer Convertibles, Inc. He has been its Chief Operating Officer since April of 1994. From 1982 to 1994, he was a Vice President of Operations in the Jennifer Convertibles organization. Mr. Abada, who is Ira Berman's son-in-law, earned a B.B.A. in 1981 upon his graduation from Bernard Baruch College of The City University of New York.


Item 11. EXECUTIVE COMPENSATION


  i. Summary Compensation Table

    The following table summarizes compensation earned in fiscal years 1998, 1997 and 1996 by all of the executive officers whose fiscal 1998 compensation exceeded $100,000, including the Chief
Executive Officer (the "named officers").

              Annual Compensation      Long-Term Compensation

                                                  Number
                                                     of       Other
                                                  Shares     Long-
                                        All       Covered    Term
                                       Other        by       com-
Name and                               Annual      Stock     pen-
Principal                              Compen-    Options    sa-
Position      Year  Salary     Bonus  sation(1)  Granted(2)  tion

David Edell,   1998 $378,743    151,604   19,429       -       0
President      1997  357,305    171,254   24,812    100,000    0
and Chief      1996  337,080    131,896   21,560       -       0
Executive
Officer

Ira W. Berman, 1998 $378,743(3) 151,604   16,403       -       0
Secretary      1997  357,305(3) 171,254   22,345    100,000    0
and Executive  1996  337,080(4) 131,896   22,876       -       0
Vice President

Dunnan Edell,   1998 $200,000    -        9,787       -        0
Executive       1997  200,000  25,000    14,898     50,000     0
Vice President  1996  185,096  25,000    15,659       -        0
- Sales

Drew Edell,     1998 $150,000    -        2,508        -       0
Vice Presi-     1997  131,800  15,000     2,283     50,000     0
dent-Manufact-  1996  112,100  15,000    12,063        -       0
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

(3) Includes $99,396 paid to Ira W. Berman & Associates, P.C.

(4) Includes $110,046 paid to Ira W. Berman & Associates, P.C.

  ii. 1998 Option Grants, Fiscal Year Option Exercises,
      Year-End Option Valuation, Option Repricing

    No new options were issued to any of the Named Officers in fiscal 1998.

    The next table identifies 1998 fiscal-year option exercises by named officers, and reports a valuation of their options.


              Fiscal 1998 Aggregated Option Exercises
              and November 30, 1998 Option Values

                                      Number of       Value of
                                       Shares         Unexer-
               Number of               Covered by       cised
                Shares                 Unexercised   In-the-Money
               Acquired      Value     Options at     Options at
              On Exercise   Realized    November       November
                                       30, 1998      30, 1998(1)

David Edell     50,000       81,250    517,500        1,484,563
Ira W. Berman   50,000       32,500    542,000        1,555,000

---------------------

(1) Represents the difference between market price and the respective exercise prices of options at November 30, 1998.



                         Repriced Options

    The following table identifies the stock options held by the named officers and all other officers and directors, the exercise prices of which have been reduced during the past 10 years.

                           Original
                 Number      Grant     Original     Date      New
               of Shares      Date      Price     Repriced   Price

David Edell      100,000  Aug. 1, 1997  $2.50   Nov. 3, 1998  1.50
Ira W. Berman    100,000  Aug. 1, 1997   2.50   Nov. 3, 1998  1.50
Dunnan Edell      50,000  Aug. 1, 1997   2.50   Nov. 3, 1998  1.50
Drew Edell        50,000  Aug. 1, 1997   2.50   Nov. 3, 1998  1.50
Stanley Kreitman  25,000  Aug. 1, 1997   2.50   Nov. 3, 1998  1.50
Jack Polak        25,000  Aug. 1, 1997   2.50   Nov. 3, 1998  1.50
Sidney Dworkin    25,000  Aug. 1, 1997   2.50   Nov. 3, 1998  1.50
Rami Abada        25,000  Aug. 1, 1997   2.50   Nov. 3, 1998  1.50

---------------------

(1) The full Board of Directors authorized the repricing in consequence a declining market valuation, inconsistent with the Company's realizable value. (See "Compensation of Directors") The market price of the Common Stock at the date of repricing was $1.50; and, at that date, the original option terms (10 years from August 1, 1997) had approximately 8 years and 10 months to run. When the options were originally issued, on August 1, 1997, the market price of the Company's Common Stock was $2.50.


  iii. Compensation of Directors

    Each director was paid $2,000 per meeting for attendance of board meetings in fiscal 1998 (without additional compensation for committee meetings). No options were granted to any director, but options issued to each of them in fiscal 1997 were re-priced in 1998. The old and new prices, issuance dates and at-issuance market prices are as reported above in respect of the four Directors who are named officers. The same information and terms apply to the re-priced options of there Directors, each of whom (Messrs. Kreitman, Abada and Polak) had 25,000 options re-priced.

    The full Board of Directors met three times in 1998.

  iv.  Executive Compensation Principles;
       Audit and Compensation Committee

    The Company's Executive Compensation Program is based on guiding principles designed to align executive compensation with Company values and objectives, business strategy, management initiatives, and financial performance. In applying these principles the Audit and Compensation Committee of the Board of Directors, comprised of David Edell, Ira W. Berman, Stanley
Kreitman, Jack Polak and Rami Abada, which met three times in 1998, has established a program to:


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

    Bonuses (see the Summary Compensation Tables), for David Edell and Ira Berman are determined by contracts (next referenced), Other bonuses were awarded by the Committee, in consideration of the Company's performance during 1998.

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

    In February of 1999, the David Edell and Ira Berman employment contracts were amended to provide that their respective (and equivalent) bonuses shall be 2.5% of the Company's earnings before income taxes, depreciation, amortization, and all expenditures for media and cooperative advertising and promotion in excess of $8,000,000, plus 20% of the base salary.

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

    As at November 30, 1998, 1,284,500 stock options, yet exercisable, to purchase 1,284,500 shares of the Company's Common
Stock, were outstanding.

  vii. Performance Graph

    Set forth below is a line graph comparing cumulative total shareholder return on the Company's Common Stock, with the cumulative total return of companies in the NASDAQ Stock Market
(U.S.) and the cumulative total return of Dow Jones's
Cosmetics/Personal Care Index.

                        Cumulative Total Return

                      11/93   11/94   11/95   11/96   11/97   11/98

CCA Industries, Inc.   100      57     22      35      36      21
DJ Equity Market       100     101    139     178     228     280
DJ Cosmetics/Personal  100     121    164     220     267     279
  Care

Item 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT


    The following table sets forth certain information regarding the ownership of the Company's Common Stock and/or Class A Common Stock as of February 6, 1999 by (i) all those known by the Company to be owners of more than five percent of the outstanding shares of Common Stock or Class A Common Stock, (ii) the "named officers," including the Chief Executive Officer (see Executive Compensation-Summary Compensation Table); (iii) each officer and director; and
(iv) all officers and directors as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is beneficial owner of them.


                                                 Ownership, As A
                                                  Percentage of
                                Number of          All Shares
Name and Address              Shares Owned:        Outstanding

                             Common
                             Stock      Class A

David Edell                 166,450     484,615        9.07
c/o CCA Industries, Inc.
200 Murray Hill Parkway
East Rutherford, NJ 07073

Ira W. Berman               159,745     473,615        8.82
c/o CCA Industries, Inc.

Jack Polak                   25,000      47,700        1.01
90 Park Avenue
New York, NY 10016
                                  24

Rami G. Abada                  -           -            -
c/o CCA Industries, Inc.

Stanley Kreitman               -           -            -
c/o CCA Industries, Inc.

Dunnan Edell                 51,250        -            .71
c/o CCA Industries, Inc.

Drew Edell                   51,250        -            .71
c/o CCA Industries, Inc.

Sidney Dworkin               50,000        -            .70
1550 No. Powerline Road
Pompano, FL 33069

John Bingman                   -           -           -
c/o CCA Industries, Inc.

Officers and Directors      503,695                   21.02
as a group (9 persons)


_______________________

(1) David Edell, Ira Berman and Jack Polak own over 98% of the outstanding shares of Class A Common Stock. Messrs. David Edell, Dunnan Edell and Ira Berman are officers and directors. Messrs. Bingman and Drew Edell are officers. Messrs. Abada, Kreitman, Polak, and Dworkin are directors.



Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


    As at November 30, 1998, Company loans, to Drew Edell, an officer, and Dunnan Edell, a director and officer, in the principal sums of $40,000 and $25,250, respectively, were outstanding. The loans, secured by second mortgages upon real properties, carry interest at 1% over prime, payable semi-annually.

                             PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENTS,
         SCHEDULES AND REPORTS ON FORM 8-K


    Financial Statements:

    Table of Contents, Independent Auditors' Report, Consolidated Balance Sheets as of November 30, 1998 and 1997, Consolidated Statements of Income for the years ended November 30, 1998, 1997 and 1996, Consolidated Statements of Shareholders' Equity for the periods November 30, 1998, 1997 and 1996, Consolidated Statements of Cash Flows for the years ended November 30, 1998, 1997 and 1996, Notes to Consolidated Financial Statements.


    Financial Statement Schedules:

   Schedule II     Valuation Accounts; Years Ended Nov. 30, 1998,
1997 and 1996


    Exhibits:

(a) The Company's Articles of Incorporation and Amendments thereof, and its By-Laws, are incorporated by reference to their filing with the Form 10-K A filed April 5, 1995.
    (Exhibit pages 000001-23).

(b) The February 1999 Amendments to the Amended and Restated Employment Agreements of David Edell and Ira Berman
    (1994) are incorporated by reference to the filing of those Amendments, as an Exhibit, with this 10-K for the 1998 fiscal year. (Exhibit pages 00001-00002)

    The Following Material Contracts and Amendments are incorporated by reference to their filing with the Form 10-KA filed April 5, 1995: Amended and Restated Employment
    Agreements of 1994, with David Edell and Ira Berman; License
    Agreement made February 12, 1986 with Alleghany Pharmacal
    Corporation.

(c) The Company's 1994 Stock Option Plan is incorporated by reference to its filing as an exhibit printed in the 1994
    Proxy Statement, filed on or about May 15, 1994.


    No Form 8-K was filed during the last quarter of 1998.

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


     Signature              Title                    Date



s/ David Edell          President, Director,
   DAVID EDELL          Chief Executive Officer,
                        and Chief Financial
                        Officer                  February 25, 1999

s/ Ira W. Berman        Chairman of the Board
   IRA W. BERMAN        of Directors, Executive
                        Vice President,
                        Secretary                February 25, 1999

s/ Dunnan Edell         Vice President,          February 25, 1999
   DUNNAN EDELL         Director

s/ Stanley Kreitman     Director                 February 25, 1999
   STANLEY KREITMAN

s/ Rami Abada           Director                 February 25, 1999
   RAMI ABADA

s/ Jack Polak           Director                 February 25, 1999
   JACK POLAK

s/ Sidney Dworkin       Director                 February 25, 1999
   SIDNEY DWORKIN

                AMENDMENT TO AMENDED AND RESTATED
                       EMPLOYMENT AGREEMENT


Agreement effective as of December 31, 1998, between CCA
Industries, Inc., and Ira W. Berman.

FIRST:   Section 3 (b) is amended as follows:

    3.   Employment Term Compensation; Base Salary and Annual
         Bonus.

         (b) For each year of the Employment Term and as additional consideration for his Employment Term services, the Company shall pay the Executive, on or before the fifteenth (15th) day after the Company's year-end audited financial statements are available, and annual bonus (the "Bonus") equal to 2.5% for the Company's earnings before income taxes, depreciation and amortization, (all expenditures for advertising, promotion and co-op in excess of $8,000,000.00 shall not be deducted as expenses in computing the earnings for the purposes of this Section), plus 20% of the Executive's Base Salary for the year then 'in progress.'

    IN WITNESS WHEREOF, the parties have set their hands this day of February 1999.

                                       CCA INDUSTRIES, INC.


                                  By:
                                       David Edell, President


                                  By:
APPROVED:                              Ira W. Berman


Dunnan Edell, Director


Jack Polak, Director


Sidney Dworkin, Director


Stanley Kreitman, Director


Rami Abada, Director

                             -00001-

                AMENDMENT TO AMENDED AND RESTATED
                       EMPLOYMENT AGREEMENT


Agreement effective as of December 31, 1998, between CCA
Industries, Inc., and David Edell.

FIRST:   Section 3 (b) is amended as follows:

    3.   Employment Term Compensation; Base Salary and Annual
         Bonus.

         (b) For each year of the Employment Term and as additional consideration for his Employment Term services, the Company shall pay the Executive, on or before the fifteenth (15th) day after the Company's year-end audited financial statements are available, and annual bonus (the "Bonus") equal to 2.5% for the Company's earnings before income taxes, depreciation and amortization, (all expenditures for advertising, promotion and co-op in excess of $8,000,000.00 shall not be deducted as expenses in computing the earnings for the purposes of this Section), plus 20% of the Executive's Base Salary for the year then 'in progress.'

    IN WITNESS WHEREOF, the parties have set their hands this day of February 1999.

                                       CCA INDUSTRIES, INC.


                                  By:
                                       David Edell, President


                                  By:
APPROVED:                              Ira W. Berman


Dunnan Edell, Director


Jack Polak, Director


Sidney Dworkin, Director


Stanley Kreitman, Director


Rami Abada, Director

                             -00002-

              CCA INDUSTRIES, INC. AND SUBSIDIARIES


                CONSOLIDATED FINANCIAL STATEMENTS


                    NOVEMBER 30, 1998 AND 1997

                         C O N T E N T S



INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS . . . . . . . . . 1A

FINANCIAL STATEMENTS:

 CONSOLIDATED BALANCE SHEETS . . . . . . . . . . . . . . . . . . . . 2-3A

 CONSOLIDATED STATEMENTS OF INCOME (LOSS). . . . . . . . . . . . . . . 4A

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY . . . . . . . . . . . 5A

 CONSOLIDATED STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . . . . 6A

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . .7-29A

                   INDEPENDENT AUDITORS' REPORT


Board of Directors
CCA Industries, Inc.
East Rutherford, New Jersey

We have audited the consolidated balance sheets of CCA Industries, Inc. and Subsidiaries as of November 30, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended November 30, 1998. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements and related schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCA Industries, Inc. and Subsidiaries as of November 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedules listed in the index to Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, present fairly, in all material respects, in relation to the basic consolidated financial statements.




                SHEFT KAHN & COMPANY LLP
                CERTIFIED PUBLIC ACCOUNTANTS

February 8, 1999
Jericho, New York
                               -1A-

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                           A S S E T S
                                                        November 30,
                                                     1998        1997

Current Assets
  Cash and cash equivalents                      $   542,289  $ 3,649,774
  Short-term investments and marketable
    securities (Notes 2 and 6)                     1,633,452    1,926,513
  Accounts receivable, net of allowances of
    $1,318,185 and $664,325, respectively
    (Note 7)                                       7,878,000    3,931,273
  Inventories (Notes 2, 3 and 7)                   9,059,456    6,014,672
  Prepaid expenses and sundry receivables            317,318      248,553
  Due from officers - Current                         -             1,500
  Prepaid income taxes and refunds due                72,513       -
  Deferred income taxes (Note 8)                     974,922      699,294

   Total Current Assets                           20,477,950   16,471,579

Property and Equipment, net of accumulated
  depreciation and amortization
   (Notes 2 and 4)                                   866,663      486,029

Intangible Assets, net of accumulated
  amortization (Notes 2 and 5)                       245,875      163,640

Other Assets
  Marketable securities (Notes 2 and 6)            2,172,253    1,874,175
  Due from officers - Non-current (Note 13)           65,250       65,250
  Deferred income taxes (Note 8)                     127,256      111,006
  Other                                               54,889       52,612

   Total Other Assets                              2,419,648    2,103,043

   Total Assets                                  $24,010,136  $19,224,291



See Notes to Consolidated Financial Statements.



                               -2A-

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS


               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       November 30,
                                                   1998          1997
Current Liabilities
  Notes payable - Current portion (Note 7)   $  1,550,000   $    -
  Accounts payable and accrued
   liabilities (Note 10)                        6,259,967     5,053,665
  Income taxes payable (Note 8)                   600,720        86,104

    Total Current Liabilities                   8,410,687     5,139,769

Minority Interest in Consolidated Subsidiary        7,798             -

Commitments and Contingencies
  (Note 12)

Shareholders' Equity
  Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 6,246,151 and 6,192,621
   shares, respectively                            62,462        61,927
  Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
      1,020,930 and 1,020,930 shares,
   respectively                                    10,209        10,209
  Additional paid-in capital                    4,454,228     4,454,763
  Retained earnings                            11,238,704     9,578,329
  Unrealized gains (losses) on marketable
   securities (Note 6)                         (   18,343)  (     2,737)
                                               15,747,260    14,102,491
  Less: Treasury Stock (89,519 and
       7,500 shares at November 30,
        1998 and November 30, 1997,
         respectively)                            155,609        17,969
   Total Shareholders' Equity                  15,591,651    14,084,522

   Total Liabilities and Shareholders' Equity $24,010,136   $19,224,291

See Notes to Consolidated Financial Statements.

                               -3A-

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME
                                           Years Ended November 30,
                                         1998     1997           1996
Revenues
  Sales of health and beauty
     aid products, net              $41,083,974 $37,708,922   $39,469,098

  Other income                          318,296     293,953       235,925

                                     41,402,270  38,002,875    39,705,023
Costs and Expenses
  Cost of sales                      15,321,576  14,460,364    15,171,055
  Selling, general and
     administrative expenses         13,579,182  11,146,894    11,408,154
  Advertising, cooperative and
      promotions                      8,882,106   8,450,461    10,655,495
  Research and development              562,708     684,224       459,082
  Provision for doubtful accounts       201,630  (   17,779)       45,855
  Interest expense                       22,894       5,888        50,756

                                     38,570,096  34,730,052    37,790,397

   Income before Provision
     for Income Taxes                 2,832,174   3,272,823     1,914,626

Provision for Income Tax              1,164,201   1,241,329       863,292

   Net Income Including Minority
     Interest of Consolidated
     Subsidiary                       1,667,973   2,031,494     1,051,334

Minority Interest in Net Income
  of Consolidated Subsidiary              7,598        -             -

   Net Income                       $ 1,660,375 $ 2,031,494  $  1,051,334

Weighted Average Shares
  Outstanding
   Basic                              7,243,956   7,205,904     7,120,099
   Diluted                            8,075,169   8,108,482     7,989,383

Earnings Per Common Share
  (Note 2):
   Basic                              $     .23   $     .28     $     .15
   Diluted                            $     .21   $     .25     $     .13

See Notes to Consolidated Financial Statements.

                               -4A-

                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996
                                                                                      Unrealized
                                                          Additional                 Gain (Loss) on
                                      Common Stock         Paid-In      Retained        Marketable    Treasury
                                     Shares      Amount    Capital      Earnings       Securities      Stock
Balance - December 1, 1995         6,795,151     $67,952 $4,282,007    $  6,495,501    $   5,328      $  -

Issuance of common stock             372,400       3,724    173,216          -              -            -

Net income for the year               -             -           -         1,051,334         -            -

Unrealized (loss) on marketable
 securities                           -             -           -            -          ( 11,681)        -

Purchase of 5,000 shares of
 treasury stock                       -             -           -            -              -         (  12,500)

Balance - December 1, 1996         7,167,551      71,676  4,455,223       7,546,835     (  6,353)     (  12,500)

Issuance of common stock              46,000         460  (     460)         -              -            -

Net income for the year               -             -           -         2,031,494         -            -

Unrealized gain on marketable
 securities                           -             -           -             -            3,616         -

Purchase of 2,500 shares of
 treasury stock                       -             -           -             -             -         (   5,469)

Balance - December 1, 1997         7,213,551      72,136  4,454,763       9,578,329     (  2,737)     (  17,969)

Issuance of common stock              53,530         535  (     535)          -             -            -

Net income for the year              -              -           -         1,660,375        -             -

Unrealized (loss) on marketable
 securities                          -              -           -             -         ( 15,606)        -

Purchase of 82,019 shares of
 treasury stock                       -             -           -             -             -         ( 137,640)

Balance - November 30, 1998        7,267,081     $72,671 $4,454,228     $11,238,704     ($18,343)     ($155,609)

See Notes to Consolidated Financial Statements.
                                           -5A-

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED NOVEMBER 30,


                                          1998         1997        1996

Cash Flows from Operating Activities:
  Net income                            $1,660,375   $2,031,494  $1,051,334
  Adjustments to reconcile net
    income to net cash provided
    by (used in) operating activities:
   Minority interest in consolidated
    subsidiary                               7,598         -           -
   Depreciation and amortization           342,132      376,381     400,790
   Amortization of bond discount             1,884        1,948       2,041
   Loss on sale of securities                7,635         -           -
  Decrease (increase) in deferred
   income taxes                         (  291,878)      71,932     244,263
  Loss (gain) on disposal of assets           -           1,009  (   18,237)
  (Increase) decrease in accounts
    receivable                          (3,946,727)      86,227      26,920
  (Increase) decrease in inventory      (3,044,784)  (  138,930)    538,355
  (Increase) decrease in prepaid
   expenses and sundry receivables      (  141,278)     355,399     288,741
  Increase (decrease) in accounts
   payable and accrued liabilities       1,206,302      258,800  (2,083,560)
  Increase in income taxes payable         514,616      148,150      25,505
  (Increase) decrease in security
   deposits                             (    2,277)       1,605       8,447

     Net Cash (Used in) Provided by
     Operating Activities               (3,686,402)   3,194,015     484,599

Cash Flows from Investing Activities:
  Acquisition of property and
   equipment                            (  699,349)  (  168,520) (  407,206)
  Proceeds from sale of property              -          40,960        -
  Acquisition of intangible assets      (  105,652)  (   20,448) (   36,664)
  Purchase of available for sale
    securities                          (2,298,993)  (3,269,674) (1,102,669)
  Proceeds from sale of available for
   sales securities                      2,268,851    2,657,227   2,253,778
  Proceeds of money due from
   officers                                  1,500        2,400        -
  Loan to officers                            -      (   40,000)       -

   Net Cash (Used in) Provided by
     Investing Activities               (  833,643)  (  798,055)    707,239

Cash Flows from Financing Activities:
  Proceeds from borrowings               1,950,000         -      1,769,152
  Payment on debt                       (  400,000)  (  163,500) (2,014,797)
  Proceeds from exercise of
   stock options                              -            -        176,940
  Purchase of treasury stock            (  137,640)  (    5,469) (   12,500)
  Proceeds from issuance of stock              200         -           -

   Net Cash Provided by (Used In)
     Financing Activities                1,412,560   (  168,969) (   81,205)

Net (Decrease) Increase In Cash         (3,107,485)   2,226,991   1,110,633

Cash at Beginning of Year                3,649,774    1,422,783     312,150

Cash at End of Year                     $  542,289   $3,649,774  $1,422,783

Supplemental Disclosures of Cash
Flow Information:
  Cash paid during the year for:
   Interest                             $   14,589   $    7,025  $   54,487
   Income taxes                          1,013,975    1,052,850      26,245

See Notes to Consolidated Financial Statements
                                -6A-

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

 CCA Industries, Inc. ("CCA") was incorporated in the State of Delaware on March 25, 1983.

 CCA manufactures and distributes health and beauty aid products.

 CCA has several wholly-owned subsidiaries (CCA Cosmetics, Inc., CCA Labs, Inc., Berdell, Inc., and Nutra Care Corporation), all of which are currently inactive.

 In March of 1998 CCA acquired 80% of the newly organized Fragrance Corporation of America, Ltd. which manufactures and distributes perfume products.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation:

 The consolidated financial statements include the accounts of CCA and its majority-owned subsidiaries (collectively the "Company"). The minority interest in consolidated subsidiaries is reflected in the financial state-ments. All significant inter-company accounts and transactions have been eliminated.

 Use of Estimates:

 The consolidated financial statements include the use of estimates, which management believes are reasonable. The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial state-ments. Accordingly, upon settlement, actual results may differ from estimated amounts.

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

 During fiscal 1997 and 1998, two officers/shareholders exercised in the aggregate 60,000 and 70,000 options, respectively, in exchange for previously issued common stock. The common shares were put into treasury and were subsequently cancelled.

                                -7A-

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Inventories:

 Inventories are stated at the lower of cost (first-in, first-out) or market.

 Product returns are recorded in inventory when they are received at the lower of their original cost or market, as appropriate. Obsolete inventory is written off and its value is removed from inventory at the time its ob-solescence is determined.

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
   Leasehold improvements               7-10 Years or life
     of lease, whichever is
     shorter
   Intangible Assets:

   Intangible assets are stated at cost. Patents and trademarks are amortized on the straight-line method over a period of 17 years. Goodwill represents the excess of the cost over the fair value of the net assets acquired and is amortized over 60 months.

   Financial Instruments:

   The carrying value of assets and liabilities considered financial instru-ments approximate their respective fair value.

   Income Taxes:

   Income tax expense includes federal and state taxes currently payable and deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

   Tax Credits:

   Tax credits, when present, are accounted for using the flow-through method as a reduction of income taxes in the years utilized.
                                   -8A-

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   Earnings Per Common Share:

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in 1998. Basic earnings per share is calcu-lated using the average number of shares of common stock outstanding during the year. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method" and convertible debentures using the "if-converted" method. Common stock equivalents consist of stock options.

   Recently Issued Accounting Standards:

   In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The adoption of SFAS No. 130 is effective for the Company in 1999.

   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements is also to be provided. SFAS No. 131 is effective for the Company in 1999.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain deriv-ative instruments embedded in other contracts and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for the Company in 1999. Implementation of SFAS No. 133 is required for the Company by the first quarter of 2000.

   Revenue Recognition:

   The Company recognizes sales at the time delivery occurs. Although no legal right of return exists between the customer and the Company, it is an industry-wide practice to accept returns from customers. The Company, therefore, records a reserve for returns equal to its gross profit on its historical percentage of returns on its last five months sales.

                                -9A-

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   Advertising Costs:

   The Company's policy for fiscal financial reporting is to charge advertising cost to operations as incurred.

NOTE 3 - INVENTORIES

   At November 30, 1998 and 1997, inventories consist of the following:

                                       1998          1997

   Raw materials                    $5,828,257    $4,017,838
   Finished goods                    3,231,199     1,996,834
                                    $9,059,456    $6,014,672

   At November 30, 1998 and 1997, the Company had a reserve for obsolete inventory of $836,805 and $860,417, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

   At November 30, 1998 and 1997, property and equipment consisted of the following:
                                       1998         1997
   Machinery and equipment           $ 297,615  $   236,582
   Furniture and equipment             721,296      329,526
   Transportation equipment             10,918      -
   Tools, dies, and masters          1,819,974    1,584,346
   Leasehold improvements              108,474      108,474
                                     2,958,277    2,258,928
   Less:  Accumulated depreciation
                   and amortization  2,091,614    1,772,899

   Property and Equipment - Net     $  866,663   $  486,029

   Depreciation and amortization expense for the years ended November 30, 1998, 1997 and 1996 amounted to $318,715, $364,536 and $390,625, respectively.

NOTE 5 - INTANGIBLE ASSETS

   Intangible assets consist of the following at November 30, 1998 and 1997:

                                                      1998          1997

   Patents and trademarks                          $241,596        $211,596
   Goodwill                                          75,652         -
                                                    317,248         211,596
   Less: Accumulated amortization                    71,373          47,956
   Intangible Assets - Net                         $245,875        $163,640

   Amortization expense for the years ended November 30, 1998, 1997 and 1996 amounted to $23,417, $11,845 and $10,165, respectively.

                                -10A-

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

   Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at November 30, 1998 and 1997 were as follows:

                                           1998                  1997
   Current:                           COST       MARKET     COST      MARKET

   Corporate obligations          $  780,776 $  786,233 $    99,006 $    99,448
     Government obligations
     (including mortgage
       backed securities)            841,067    847,219   1,827,503   1,827,065

       Total                       1,621,843  1,633,452   1,926,509   1,926,513

   Non-Current:

   Corporate obligations           1,030,044  1,038,450     741,893     744,921
   Government obli-
     gations                         298,600    298,931   1,135,023   1,129,254
     Preferred stock                 512,561    511,500        -           -
   Other equity
     investments                     361,000    323,372        -           -

       Total                       2,202,205  2,172,253   1,876,916   1,874,175

       Total                      $3,824,048 $3,805,705  $3,803,425  $3,800,688

  The market value at November 30, 1998 was $3,805,705 as compared to $3,800,688 at November 30, 1997. The cost and market values of the investments at November 30, 1998 were as follows:



                                -11A-

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
 Name of Issuer and            MaturityInterest      Bonds and    Cost of     at Balance Issue Is Carried in
 Title of Each Issue            Date     Rate          Notes     Each Issue   Sheet Date   Balance Sheet

 CORPORATE OBLIGATIONS:
 GMAC                          2/22/00   5.450%      $200,000    $   199,226  $  199,886    $   199,886
 GTE Southwest Deb            12/01/99   5.820%       100,000         99,851     100,617        100,617
 Florida Power & Light         7/01/99   5.500%       300,000        295,776     300,585        300,585
 Virginia Electric & Power     4/01/00   5.875%       250,000        246,117     252,315        252,315
 GMAC Smartnotes              10/15/99   5.950%       200,000        200,000     200,648        200,648
 Florida Power & Light         4/01/00   5.375%       200,000        199,850     200,632        200,632
 Mid American-NB & TC-CD       8/07/01   5.600%        95,000         95,000      95,000         95,000
 Mid First Bank-CD             8/14/00   5.550%        95,000         95,000      95,000         95,000
 MBNA-CD                       8/13/01   5.650%        95,000         95,000      95,000         95,000
 First Federal of California   4/21/99   4.800%        95,000         95,000      95,000         95,000
 Flagstar Bank                10/21/99   4.900%        95,000         95,000      95,000         95,000
 Progress Fed Svgs Bank       10/25/99   4.800%        95,000         95,000      95,000         95,000

                                                                   1,810,820   1,824,683      1,824,683

                                            -12A-

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
 Name of Issuer and         Maturity  Interest      Bonds and    Cost of    at Balance    Issue Is Carried in
 Title of Each Issue         Date       Rate           Notes     Each Issue   Sheet Date    Balance Sheet

GOVERNMENT OBLIGATIONS:
US Treasury Note              2/28/99    5.875        250,000   $   249,953  $   250,703     $   250,703
US Treasury Note             11/15/99    5.875        250,000       249,141      252,658         252,658
US Treasury Zero Coupon       8/15/99    5.920        148,000       142,221      143,310         143,310
US Treasury Note              2/15/99    5.000        100,000        99,869      100,031         100,031
Federal Nat. Mtg. Note        7/30/99    5.860        100,000        99,883      100,517         100,517
FHLMC 1628-N               12/15/2023    6.500         50,000        46,366       46,942          46,942
EE Bonds                       -         7.180         90,000       101,772      101,772         101,772
FNMA 93-G-26-B              8/25/2022    7.000         10,000           420          465             465
FNMA 93-224-D              11/25/2023    6.500        104,000       101,873      100,876         100,876
FNMA 92-2-N                 1/25/2024    6.500         52,000        47,424       48,132          48,132
FHLMC 1702-U                3/24/2024    7.000          4,000           745          744             744

                                                                  1,139,667    1,146,150       1,146,150

                                                  -13A-

                             CCA INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

              COL. A                                 COL. B     COL. C     COL. D          COL. E
                                                                                       Amount at Which
                                                                                        Each Portfolio
                                                                            Market    Of Equity Security
                                                                           Value of    Issues and Each
                                Next                                         Stock     Other Security
 Name of Issuer and             Call    Dividend    Number of   Cost of   at Balance  Issue Is Carried in
 Title of Each Issue            Date     Rate        Shares      Stock    Sheet Date    Balance Sheet

EQUITY:
Preferred Stock:

 Tennessee Valley Authority
    (QIDS) Qtrly Income Debt
    Secs - Matures 3/31/2045  3/31/00     8.00%      13,600   $  362,561    $  357,000   $  357,000

    Merrill Lynch Trust       9/30/08     7.28%       6,000      150,000       154,500      154,500

Other Equity Investments:

  Dreyfus Premier Limited
    Term High Income CL B                                         121,000       113,294      113,294

  Dreyfus High Yield
     Strategies Fund                                              240,000       210,078      210,078

                                                                  873,561       834,872      834,872

                                                               $3,824,048    $3,805,705   $3,805,705

                                    -14A-

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (Continued)

  During the year ended November 30, 1998 available-for-sale securities were liquidated and proceeds amounting to $2,268,851 were received, with resultant realized losses totaling $7,635. Cost of available-for-sale securities includes unamortized premium or discount.

NOTE 7 - NOTES PAYABLE

  In May 1996 the Company refinanced $327,000 (representing the balance on its term note) at prime. The note was due in installments of $27,250 plus interest through May 1997.

  The Company has an available line of credit of $5,000,000. Interest is calculated on the outstanding balance at prime minus 1% or Libor plus 150 basis points. The line of credit is collateralized by the Company's accounts receivable and inventory. As of November 30, 1998, the Company was utilizing $1,550,000 of its available line.

NOTE 8 - INCOME TAXES

  CCA and its subsidiaries file a consolidated federal income tax return. No returns have been examined by the Internal Revenue Service.

  At November 30, 1998 and 1997, respectively, the Company has temporary differences arising from the following:

                                               November 30, 1998
                                                               Classified As
                                                Deferred    Short-    Long-
      Type                            Amount     Tax         Term     Term
                                                            Asset (Liability)

   Depreciation                   $   318,619   $127,256  $   -      $127,256
 Reserve for bad debts                273,982    109,429   109,429       -
 Reserve for returns                1,044,203    417,054   417,054       -
 Reserve for obsolete
   inventory                          836,805    334,220   334,220       -
 Section 263A costs                   285,977    114,219   114,219       -

 Net deferred income
    tax                            $2,759,586 $1,102,17   $974,922   $127,256

                                -15A-

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - INCOME TAXES (Continued)


                                                November 30, 1997

                                                           Classified As
                                               Deferred    Short-     Long-
      Type                            Amount     Tax        Term     Term
                                                           Asset (Liability)

   Depreciation                 $    276,221   $111,006  $    -    $111,006
 Reserve for bad debts               120,131     48,278     48,278     -
 Reserve for returns                 544,194    218,698    218,698     -
 Reserve for obsolete
   inventory                         860,417    345,780    345,780     -
 Section 263A costs                  215,335     86,538     86,538     -

                                  $2,016,298   $810,300   $699,294 $111,006

 Income tax expense (benefit) is made up of the following components:

                                            November 30, 1998
                                                   State &
                                     Federal        Local          Total

   Current tax expense              $1,136,235     $348,574      $1,484,809
        Tax credits               (     28,730)        -        (    28,730)
   Deferred tax expense           (    228,328) (    63,550)    (   291,878)

                                    $  879,177     $285,024      $1,164,201







                                -16A-

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES (Continued)


                                            November 30, 1997
                                                    State &
                                       Federal       Local     Total

   Current tax expense                $967,319     $244,553  $1,211,872
   Tax credits                     (    42,475)        -    (    42,475)
   Deferred tax benefit                 56,827       15,105      71,932

                                      $981,671     $259,658  $1,241,329

                                            November 30, 1996
                                                    State &
                                        Federal      Local    Total

   Current tax expense                 $ 32,821    $ 27,695 $  60,516
   Deferred tax benefit                 629,581     173,195   802,776

                                       $662,402    $200,890  $863,292

   The current tax expense for the year ended 1996 includes a utilization of net operating loss carryforward for federal and state of approximately $492,000 and $50,000, respectively.

   Income taxes payable are made up of the following components:

                                                    State &
                                       Federal        Local      Total

   November 30, 1998                   $532,272      $68,448    $600,720

   November 30, 1997                   $ 44,453      $41,651    $ 86,104




                                -17A-

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES (Continued)


 A reconciliation of income tax expense computed at the statutory rate to income tax expense at the effective rate for each of the three years ended November 30, 1998 is as follows:

                                         1998                          1997                              1996
                                              Percent                       Percent                          Percent
                                             Of Pretax                     of Pretax                        of Pretax
                                   Amount      Income           Amount       Income              Amount      Income
 Income tax expense at
   statutory rate                $   962,939    34.00%         $1,112,760    34.00%            $650,973       34.00%
 Increases (decreases) in taxes
   resulting from:
    State income taxes, net of
      federal income tax benefit     179,068     6.32             155,378     4.75              167,667        8.76
     Non-deductible expenses and
      other adjustments               50,924     1.79              15,666      .48               44,652        2.33
     Utilization of tax credits   (   28,730)  ( 1.00 )       (    42,475)  ( 1.30 )               -            -

 Income tax expense at
   effective rate                 $1,164,201    41.11%         $1,241,329    37.93%            $863,292       45.09%


                                            -18A-

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -  STOCK OPTIONS

  On November 15, 1984, the Company authorized the granting of incentive stock options as well as non-qualified options. The plan was amended in 1986 and again in 1994. The following summarizes the stock options outstanding under these plans as of November 30, 1998:

                                          Number        Per Share
                                            Of            Option
         Date Granted                     Shares          Price      Expiration

   December 1987                           89,500          .50          2002
   January 1988                           370,000          .55          2002
   March 1989                             200,000          .75          1999
   January 1990                           200,000          .63          1999
   June 1995                               50,000         4.50          2000
   August 1997                            375,000        *1.50          2007

                                        1,284,500

   * These stock options were repriced from $2.50 on November 3, 1998.

   The following summarizes the activity of shares under option for the two years ended November 30, 1998:

                                          Number      Per Share
                                            Of         Option
                                          Shares        Price        Value

   Balance - November 30,
      1996                             1,242,000    $ .50 - $4.50  $1,014,500
     Granted                             375,000             2.50     937,500
     Exercised                        (   60,000)             .50  (   30,000)
     Expired                          (   27,500)             .50  (   13,750)
   Balance - November 30,
      1997                             1,529,500      .50 -  4.50   1,908,250
     Granted                                -             -              -
     Repriced                               -             -        (  375,000)
     Exercised                        (   70,000)             .50  (   35,000)
     Expired                          (   75,000)             .50  (   37,500)
     Cancelled                        (  100,000)            1.50  (  150,000)
   Balance - November 30,
     1998                              1,284,500      .50 - $4.50   $1,310,750

                                -19A-

                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 - STOCK OPTIONS (Continued)

   Pro Forma Disclosure

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.
   123, "Accounting for Stock Based Compensation", issued in October 1995.  Accordingly, compensation cost has been recorded based on the intrinsic value of the option only.  The Company recognized no compensation cost in 1998 and 1997, respectively, for stock-based employee compensation awards.  The pro forma compensation cost for stock-based employee compensation awards was $1.2 million, $1.2 million, and $.2 million in 1998, 1997 and 1996, respectively.  If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated in the table below:

                                           1998                       1997                        1996
                                 As Reported  Pro Forma      As Reported   Pro Forma     As Reported   Pro Forma
   Net income                    $1,660,375     $471,352     $2,031,494    $832,424       $1,051,334    $841,334

   Diluted earnings per share          $.21         $.06           $.25        $.10             $.13        $.11

   The above pro forma amounts, for purposes of SFAS No. 123, reflect the portion of the estimated fair value of awards earned in 1998 and 1997.  The purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period (for stock options) and over the offering period for stock purchases under the Employee Stock Purchase Plans.  The effects on pro forma disclosures of applying SFAS
   123 are not likely to be representative of the effects on pro forma disclosures of future years.  Because SFAS
   123 is applicable only to options granted subsequent to August 31, 1995, the effect will not be fully reflected until 2000.

                                            -20A-

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCK OPTIONS

   The Company used the Black-Scholes model to value stock options for pro forma presentation. The assumptions used to estimate the value of the options included in the pro forma amounts and the weighted average estimated fair value of options granted are as follows:

                                                Stock Option Plan Shares
                                          1998             1997         1996

   Average expected life (years)           4.64            5.40         4.08
   Expected volatility                   214.39%         213.78%      217.58%
   Risk-free interest rate
     (zero coupon U.S. Treasury
     note)                                  5.6%            6.2%         5.9%
   Weighted average fair value
     at grant - Exercise price
     equal to market price                 $1.29          $2.19        $2.10

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price vola tility and option life. Because the Company's stock options granted to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, existing models do not necessarily provide a reliable measure of the fair value of its stock options granted to employees. For purposes of this model, no dividends have been assumed.







                                -21A-

                  CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

   The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                                   November 30,
                                           1998                1997
                                                 (In Thousands)

   Media advertising                    $    820             $     401
   Coop advertising                          494                   375
   Accrued returns                         1,107                   712
   Royalty payable                             *                   269
   Bonus                                       *                   286
                                          $2,421              $  2,043

   All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

   * Under 5%

NOTE 11 - OTHER INCOME

   Other income was comprised of the following:

                                                       November 30,
                                           1998           1997          1996
   Interest income                      $286,805        $272,677      $195,234
   Dividend income                        16,963          15,131        16,511
   Realized gain (loss) on
      disposal of assets                   7,635       (   1,009)       18,237
   Miscellaneous                           6,893           7,154         5,943

                                        $318,296        $293,953      $235,925


                                -22A-

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - COMMITMENTS AND CONTINGENCIES

   Leases

   The Company leases approximately 62,500 square feet of office and warehouse space at an annual rental of $259,284. This lease on the Company's premises expires March 31, 2001, but has a renewal option for an additional five years. The Company leases an additional 45,000 square feet of warehouse space in Paterson, NJ on a net lease basis at a rental of $9,999 per month. This lease expires on November 30, 1999.

   The Company has entered into various operating leases with expiration dates ranging through December 2001.

   Rent expense for the years ended November 30, 1998, 1997 and 1996 was $588,083, $458,706 and $426,621, respectively.

   Future commitments under noncancellable operating lease agreements for each of the next five (5) years and in the aggregate are as follows:

   Year Ending
   November 30,

       1999                            $ 478,381
       2000                              321,301
       2001                              110,098
       2002                              -
       2003                              -
          Total                         $909,780

   Royalty Agreements

   On March 3, 1986, the Company entered into a License Agreement (the
   "Agreement") with Alleghany Pharmacal Corporation ("Alleghany") under the terms of which the Company was granted the exclusive right to use the licensed products and trademarks for the manufacture and distribution of the products subject to the license. Under the terms of the Agreement, on July
   5, 1986, the Company paid to Alleghany a non-refundable advance payment of $1,015,000. The license runs for an indeterminate period. An additional
   $525,000 non-refundable advance payment was paid to Alleghany on July
   5, 1987.
                                -23A-

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

   From the period March 3, 1986 to June 3, 1986, the Company was required to pay a 7% royalty on all net sales. Thereafter, it is required to pay a 6% royalty on net sales but no less than $360,000 per annum to maintain its license. After the sum of $9,000,000 in royalties has been paid to Alleghany, the royalty is reduced to 1% of net sales. The Company has expanded the lines licensed from Alleghany and pays only 1% royalty on various new products created by the Company. As of November 30, 1998, $6,263,831 of royalties have been paid or accrued and only $2,736,169 still remains until the $9,000,000 level is reached.

   In March 1998, the Company entered into a License Agreement with Shiara
   Holdings, Inc., pursuant to which the Company acquired exclusive license to use the trademark names used by Fragrance Corporation of America, Ltd.
   The Shiara-Holdings, Inc. license requires the Company to pay royalties of 5% per annum on net sales of all products sold under the "Cherry Vanilla", "Mandarin Vanilla", and "Cloud Dance" trademarks until royalties totaling
   $2,000,000 are paid, and royalties of one-half of 1% thereafter. (No royalties are payable in respect of sales of products under these Shiara license trademarks: "Vision", Sunset Cafe", and "Amber Musk".) A minimum of
   $100,000 is required to be paid for the period from commencement (April
   1998) through June 1999, and a minimum of $150,000 for each subsequent twelve-month period, in order to retain the exclusive license-rights.

   "Cloud Dance" accounted for approximately one-half of the sales revenues from products subject to the Shiara license, and Fragrance Corporation of America, Ltd. operations. Total sales of Fragrance Corporation of America,
   Ltd. products accounted for approximately 9% of the Company's sales.

   In May of 1998, the Company entered into a License Agreement with Solar
   Sense, Inc. for the marketing of sun care products under trademark names.
   The Company's License Agreement with Solar Sense, Inc. is for the exclusive use of the trademark names "Solar Sense" and "Kids Sense", in connection with the commercial exploitation of sun care products that the Company only recently commenced marketing. The Company will pay a 5% royalty. If minimum royalties of $100,000 do not result, the license may be terminated unless the Company chooses to pay the "difference" between realized royalties and $100,000. The Company only commenced the marketing of such products in November of 1998.

                                -24A-

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

   All of the products sold under licensed names, including Fragrance
   Corporation of America, Ltd.'s perfumes, and all of the Company's "wholly-owned" products, are sold to major drug and food chains, mass merchandisers, and wholesale beauty-aids distributors throughout the United
   States and Canada.

   The Company's total sales revenue in fiscal 1998 were approximately $41 million. Foreign sales accounted for approximately 5% of sales.

   The Company has entered into various other License Agreements, none of which materially affect the Company's sales, financial results, financial condition, or should materially affect its future results of operations.

   Employment Contracts

   During fiscal 1994, the Board of Directors approved 10-year employment contracts for two officers/shareholders. Pursuant thereto, each was pro-vided a base salary of $300,000 in fiscal 1994, with a year-to-year CPI or 6% increment, and each is paid 2 1/2% of the Company's pre-tax income, less depreciation and amortization, plus 20% of the base salary, as bonus.
   During 1998 the contracts were amended, commencing in fiscal 1999, to limit the amount of advertising expense charged against pre-tax income for purposes of the 2 1/2% calculation to $8,000,000.

   In conjunction with the acquisition of certain assets of Shiara Inc., Fragrance Corporation of America, Ltd. entered into employment contracts with its three minority shareholders for a period of three years at an aggregate cost of $504,000 per year.

   Litigation

   There are various matters in litigation that arose out of the normal opera-tions of the Company which, in the opinion of management, will not have a material adverse effect on the financial condition of the Company.



                                -25A-

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - RELATED PARTY TRANSACTIONS

   The Company has retained the law firm of Berman & Murray as its general counsel. Ira W. Berman, a former member of the firm, is the Secretary, Chairman of the Board and a principal shareholder of the Company.

   The Company has outstanding loans of $25,250 and $40,000 from its Vice
   President in charge of Sales and Vice President in charge of Manufacturing, respectively; which were made to aid them in obtaining a first mortgage on their homes. The loans are secured by a second mortgage and carry an interest rate at 1% over prime. Interest is payable semi-annually. Both
   Vice Presidents are the sons of Mr. David Edell, the President of the Company.

   NOTE 14 - CONCENTRATION OF RISK

   During the years ended November 30, 1998, 1997 and 1996, certain customers each accounted for more than 5% of the Company's net sales, as follows:

   Customer               1998                  1997                1996

       A                   29%                   24%                 22%
       B                    9                    12                   9
         C                  8                     6                   *
         D                  7                     7                   *
       E                    6                     6                   7
       F                    *                     7                   6

   Foreign Sales         5.00%                 5.34%               7.57%

   * Under 5%

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

                                -26A-

                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - EARNINGS PER SHARE
   Basic earnings per share is calculated using the average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method".

                                                                    Year Ended November 30,
                                                             1998           1997           1996
   Net income available for common
     shareholders, basic and diluted                      $1,660,375     $2,031,494     $1,051,334

   Weighted average common stock
     outstanding- Basic                                    7,243,956      7,205,904      7,120,099

   Net effect of dilutive stock options                      831,213        902,578        869,284

   Weighted average common stock and
     common stock equivalents - Diluted                    8,075,169      8,108,482      7,989,383

   Basic earnings per share                               $      .23     $      .28    $       .16

   Diluted earnings per share                             $      .21     $      .25    $       .14


                                            -27A-

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - FORMATION OF SUBSIDIARY

   On March 19, 1998, the Company formed a majority-owned subsidiary, Fragrance Corporation of America, Ltd. (FCA). FCA is primarily engaged in the manufacture and distribution of perfume products. The results of operations of FCA is included in the accompanying financial statements since the date of inception.

   CCA advanced FCA approximately $3,000,000 during fiscal 1998 for working capital and the initial purchase of the existing inventory of Shiara, Inc. in the amount of $1,141,711. In conjunction with the purchase of inventory, FCA entered into a license agreement with Shiara Holdings, Inc. for the right to sell the products acquired. Former accounts of Shiara have attempted to offset obligations due to FCA as a result of Shiara's ob-ligations which FCA did not assume. FCA is attempting to collect these off-sets. An agreement was entered into in February 1999 between Shiara Holdings, Inc. and FCA whereby all royalties due as of February 1, 1999 were deemed off-set by these contingent holdbacks. The amount of $75,652 was recorded on the books of CCA for the costs associated with the acquisition and is being amortized over 60 months.

NOTE 17 - IMPACT OF YEAR 2000

   Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process trans-actions, send invoices, or engage in similar normal business activities.

   Based on a recent assessment, the Company determined that it has to substantially modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with these modi-fications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.


                                -28A-

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - IMPACT OF YEAR 2000 (Continued)

   The Company has initiated formal communications with all of its significant service providers and suppliers, including its clearing broker, to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's estimate to complete includes the estimated time associated with the impact of third party's Year 2000 Issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

   The Company does not believe that the Year 2000 issue will have a material effect on any of the embedded technology in its manufacturing, warehousing or distribution equipment.

   The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications.

   The Company believes it will complete the Year 2000 modifications in a timely fashion based on management's best estimate, which was derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that this estimate will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

   The cost of addressing the Company's Year 2000 issues is expected to be approximately $400,000 to $500,000. However, approximately $130,000 of these costs should be offset by a grant obtained from the State of New Jersey to help pay for the retraining of the Company's staff. The net cost should not have a material adverse effect on the Company's cash flow or financial position. It could possibly, however adversely effect the Company's earnings in the year the majority of costs are incurred. The Company is executing its Year 2000 plan through its own employees as well as various computer consultants and vendors. The Year 2000 testing and reprogramming is being done in conjunction with other ongoing maintenance and reprogramming efforts.

   The Company has a contingency plan in place in the event their Year 2000 issue is not resolved timely.


                                -29A-

                                                                 SCHEDULE II

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

                        VALUATION ACCOUNTS

           YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996



   COL. A                    COL. B      COL. C     COL. D        COL. E


                                      Additions
                           Balance at Charged To                 Balance
                           Beginning  Costs and                   At End
  Description                Of Year  Expenses    Deductions     Of Year

Year ended November 30, 1998:
Allowance for doubtful
  accounts                $   120,131  $  201,630   $   47,779   $  273,982

Reserve for returns       $   544,194  $3,455,118   $2,955,109   $1,044,203

Reserve for inventory
  obsolescence            $   860,417  $  149,052   $  172,664   $  836,805

Year ended November 30, 1997:
Allowance for doubtful
  accounts                $   143,647 ($   17,779)  $    5,739   $  120,131

Reserve for returns       $   922,902  $3,465,866   $3,844,574   $  544,194

Reserve for inventory
 obsolescence             $   679,675  $  486,742   $  300,000   $  860,417

Year ended November 30, 1996:
Allowance for doubtful
  accounts                $   157,204  $   45,855   $   59,412   $  143,647

Reserve for returns       $   747,749  $4,555,422   $4,380,269   $  922,902

Reserve for inventory
 obsolescence             $ 1,147,627  $   57,068   $  525,020   $  679,675







                                -30A-