Form 10-Q/A
period 1998-02-28
CCA INDUSTRIES INC
filed 1999-03-01
CIK 721447

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

               CCA INDUSTRIES, INC. AND SUBSIDIARIES








                               INDEX

                                                   Page
                                                  Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    February 28, 1998 and November 30, 1997
    (Restated)                                        1-2

  Consolidated Statements of Operations
    for the three months ended February 28, 1998
    and February 28, 1997 (Restated)                    3

  Consolidated Statements of Cash Flows for
    the three months ended February 28, 1998
    and February 28, 1997 (Restated)                  4-5

  Notes to Consolidated Financial Statements
   (Restated)                                        6-13

  Management Discussion and Analysis of
    Results of Operations and Financial
    Condition (Restated)                               14

PART II OTHER INFORMATION                           15-16

SIGNATURES                                             17

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



                            A S S E T S

                                             February 28,    November 30,
                                                1998            1997
                                              (Restated)      (Restated)
Current Assets
 Cash and cash equivalents                    $  2,568,863    $ 3,649,774
 Short-term investments and marketable
   securities (Note 4)                           1,650,366      1,926,513
 Accounts receivable, net of allowances of
    $720,594 and $664,325, respectively
   (Note 8)                                      6,316,133      3,931,273
 Inventories                                     6,617,428      6,014,672
 Prepaid expenses and sundry receivables           411,994        248,553
   Due from officers - Current                       1,500          1,500
 Deferred income taxes                             731,508        699,294
 Deferred advertising                              583,787          -

   Total Current Assets                         18,881,579     16,471,579

Property and Equipment, net of accumulated
  depreciation and amortization                    520,513        486,029

Intangible Assets, net of accumulated
 amortization of $51,068 at February 28, 1998
   and $47,956 at November 30, 1997                160,528        163,640

Other Assets
 Marketable securities                           2,170,325      1,874,175
 Due from officers - Non-current                    65,250         65,250
 Deferred income taxes                             117,674        111,006
 Other                                              52,612         52,612

   Total Other Assets                            2,405,861      2,103,043

   Total Assets                                $21,968,481    $19,224,291

See Notes Consolidated to Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



               LIABILITIES AND SHAREHOLDERS' EQUITY




                                              February 28,   November 30,
                                                 1998            1997
                                               (Restated)     (Restated)
Current Liabilities
  Accounts payable and accrued liabilities     $ 7,149,405 $ 5,053,665
 Income taxes payable                              352,416      86,104

   Total Current Liabilities                     7,501,821   5,139,769

Shareholders' Equity
 Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 6,246,151 and 6,192,621
   shares, respectively                             62,462      61,927
 Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
   1,020,930 and 1,020,930 shares,
     respectively                                   10,209      10,209
 Additional paid-in capital                      4,454,228   4,454,763
 Retained earnings                               9,954,284   9,578,329
 Unrealized (losses) on marketable
   securities                                        3,446 (    2,737)
                                                14,484,629  14,102,491
   Less: Treasury Stock (7,500 shares at
             February 28, 1998)                     17,969      17,969

   Total Shareholders' Equity                   14,466,660  14,084,522

   Total Liabilities and Shareholders' Equity  $21,968,481 $19,224,291


See Notes to Consolidated Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                            (UNAUDITED)



                                          Three Months   Three Months
                                           Ended           Ended
                                          February 28,    February 28,
                                             1998            1997
                                           (Restated)      (Restated)

Sales of health and beauty products, net   $9,352,431      $8,617,289
Other income                                   86,254          81,228

                                            9,438,685       8,698,517

Costs and Expenses
  Costs of sales                            3,587,114       3,076,627
  Selling, general and administrative
    expenses                                2,885,466       2,764,341
  Advertising, cooperative and promotions   2,160,785       2,169,725
  Research and development                    133,580         133,864
  Provision for doubtful accounts              63,237          34,834
  Interest expense                            -                 2,829

                                            8,830,182       8,182,220

  Income before Income Taxes                  608,503         516,297

Provision for Income Taxes                    232,548         206,296

  Net Income                              $   375,955     $   310,001

Earnings per Share
  Basic                                          $.05            $.04
  Diluted                                        $.05            $.04









See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS

                            (UNAUDITED)

                                             Three Months   Three Months
                                                Ended          Ended
                                             February 28,   February 28,
                                                1998            1997
                                              (Restated)     (Restated)
Cash Flows from Operating Activities:
 Net income                                  $   375,955    $  310,001
 Adjustments to reconcile net income
   to net cash (used in) provided by
    operating activities:
     Depreciation and amortization                73,996        93,060
     Amortization of bond premium                    472           266
     Gain on sale of securities           (        2,976)(       3,202)
 (Increase) decrease in deferred income
   taxes                                   (      38,883)       11,613
 (Increase) in accounts receivable           ( 2,384,860)  (   161,791)
 (Increase) in inventory                    (    602,756)  (   357,776)
 (Increase) in prepaid expenses             (    163,441)  (   293,735)
 (Increase) in deferred advertising         (    583,787)       -
 Increase in accounts payable                  2,095,740     1,052,334
 Increase in income taxes payable                266,312        66,833
   Net Cash (Used in) Provided by
     Operating Activities                  (     964,228)      717,603

Cash Flows from Investing Activities:
 Acquisition of property, plant and equipment(   105,368)(      72,765)
 Proceeds of monies due from officers             -              2,400
 Decrease in other assets                         -                350
 Purchase of short-term investments         (    532,119)  ( 1,236,702)
 Proceeds from sale of investments               520,804       794,915
 Purchase of treasury stock                       -       (      5,469)

     Net Cash (Used in) Investing Activities(    116,683) (    517,271)

Cash Flows from Financing Activities:
 Payment on debt                                  -      (      81,750)
Net (Decrease) Increase in Cash              ( 1,080,911)      118,582

Cash and Cash Equivalents at Beginning
 of Period                                     3,649,774     1,422,783
Cash and Cash Equivalents at End
 of Period                                    $2,568,863    $1,541,365
Supplemental Disclosures of Cash Flow
 Information:
   Cash paid during the period for:
     Interest                               $     -       $       1,667
     Income taxes                                 5,119         127,850

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                            (UNAUDITED)

                                               Three Months Three Months
                                                    Ended       Ended
                                               February 28, February 28,
                                                    1998        1997
                                                (Restated)   (Restated)
Supplemental Schedule of Noncash Investing and
Financing Activities:
  The Company issued common stock in
  exchange for exercise of options and surrender
  of options and surrender of outstanding shares
  of stock:
   Common stock retired                           $35,000    $30,000
   Common stock issued                          (  35,000) (  30,000)

                                               $    -       $    -


























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

 During fiscal 1997 and 1998, two officers/shareholders exercised options to purchase 60,000 and 70,000 shares of stock by exchanging 14,000 and 16,470 shares, respectively, previously issued shares of common stock. The common shares were put into treasury and were subsequently cancelled.

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

   Earnings Per Common Share:

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in 1998. Basic earnings per share is calculated using the average number of shares of common stock outstanding during the year. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of out-standing stock options using the "treasury stock method" and convertible debentures using the "if-converted" method. Common stock equivalents consist of stock options.

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

   At February 28, 1998 and November 30, 1997, the Company had a reserve for obsolescence of $819,159 and $860,417, respectively.

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

 Research and development costs were almost identical for the first quarter of 1998 compared to the first quarter of 1997.

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

 The provision for doubtful accounts increased due to reserve necessary on the increase in accounts receivable.

 There was no interest expense for the period due to the Company's repayment of its long-term debt.

 The Company's financial position as at February 28, 1998 consists of current assets of $18,881,579 and current liabilities of $7,501,821. Shareholders' equity increased for the three month period from $14,084,522 on November 30, 1997 to $14,466,660 as of February 28, 1998 primarily due to the income of $375,955 for the period.

 The Company's operations resulted in the use of approximately $964,000 of cash. The Company also used approximately $106,000 to buy fixed assets and $12,000 to purchase "Available for Sale Securities". Due to its accessibility to funds, the Company believes that its current financial condition is sufficient to support its proposed operations for the near future.

                        CCA INDUSTRIES, INC.

                     PART II OTHER INFORMATION








 All information pertaining to Part II is omitted pursuant to the instructions pertaining to that part.

 The Company did not file any reports on Form 8-K during the three months ended February 28, 1998.

PART II, ITEM 6. (Continued)                     EXHIBIT 11


                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 COMPUTATION OF EARNINGS PER SHARE

                            (UNAUDITED)



                                     Three Months    Three Months
                                       Ended            Ended
                                     February 28,   February 28,
                                         1998           1997
                                      (Restated)     (Restated)
Item 6.

Weighted average shares
  outstanding - Basic                   $7,238,993   $7,208,551

Net effect of dilutive stock
  options--based on the
  treasury stock method
  using average market
  price                                    752,780      864,342

Weighted average shares
  outstanding - Diluted                 $7,991,772   $8,072,893

Net income                             $   375,955  $   310,001

Per share amount
  Basic                                       $.05         $.04
  Diluted                                     $.05         $.04

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