Form 10-Q/A
period 1998-05-31
CCA INDUSTRIES INC
filed 1999-03-01
CIK 721447

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

               CCA INDUSTRIES, INC. AND SUBSIDIARIES








                               INDEX

                                                         Page
                                                       Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    May 31, 1998 and November 30, 1997 (Restated). . . . . . . . 1-2

  Consolidated Statements of Operations
    for the three months and six months ended
    May 31, 1998 and 1997 (Restated) . . . . . . . . . . . . . . . 3

  Consolidated Statements of Cash Flows for
    the six months ended May 31, 1998
    and 1997 (Restated). . . . . . . . . . . . . . . . . . . . . 4-5

  Notes to Consolidated Financial Statements (Restated). . . . .6-14

  Management's Discussion and Analysis of
    Results of Operations and Financial
    Condition (Restated) . . . . . . . . . . . . . . . . . . . 15-16

PART II OTHER INFORMATION. . . . . . . . . . . . . . . . . . . 17-18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



                            A S S E T S

                                                May 31,      November 30,
                                                1998            1997
                                               (Restated)     (Restated)
Current Assets
 Cash and cash equivalents                     $ 1,771,748    $ 3,649,774
 Short-term investments and marketable
   securities (Note 10)                          1,692,614      1,926,513
 Accounts receivable, net of allowances of
    $1,070,630 and $664,325, respectively        6,437,960      3,931,273
 Inventories                                     8,131,371      6,014,672
 Prepaid expenses and sundry receivables           480,494        248,553
 Due from officers - Current                         1,500          1,500
 Deferred income taxes                             763,558        699,294
 Deferred advertising                              889,090            -

   Total Current Assets                         20,168,335     16,471,579

Property and Equipment, net of accumulated
  depreciation and amortization                    540,851        486,029

Intangible Assets, net of accumulated
 amortization of $56,997 at May 31, 1998
   and $47,956 at November 30, 1997                260,251        163,640

Other Assets
 Marketable securities                           2,159,809      1,874,175
 Due from officers - Non-current                    65,250         65,250
 Deferred income taxes                             124,342        111,006
 Other                                              53,432         52,612

   Total Other Assets                            2,402,833      2,103,043

   Total Assets                                $23,372,270    $19,224,291

See Notes Consolidated to Financial Statements.

             CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



               LIABILITIES AND SHAREHOLDERS' EQUITY



                                                 May 31,     November 30,
                                                 1998            1997
                                               (Restated)    (Restated)
Current Liabilities
 Notes payable                               $    697,380   $      -
 Accounts payable and accrued liabilities       6,732,380    5,053,665
 Income taxes payable                             690,765       86,104

   Total Current Liabilities                    8,120,525    5,139,769

Shareholders' Equity
 Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 6,246,151 and 6,192,621
   shares, respectively                            62,462       61,927
 Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
   1,020,930  and 1,020,930 shares,
     respectively                                  10,209       10,209
 Additional paid-in capital                     4,454,228    4,454,763
 Retained earnings                             10,759,128    9,578,329
 Unrealized gains (losses) on marketable
   securities                                       4,911  (     2,737)
 Minority deficiency of consolidated subsidiary (  21,224)         -

                                               15,269,714   14,102,491
   Less: Treasury Stock (7,500 shares at
             May 31, 1998)                         17,969       17,969

   Total Shareholders' Equity                  15,251,745   14,084,522

   Total Liabilities and Shareholders' Equity $23,372,270  $19,224,291

See Notes to Consolidated Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                            (UNAUDITED)

                              Three Months Ended       Six Months Ended
                                   May 31,                 May 31,
                               1998        1997        1998        1997
                             (Restated)  (Restated)  (Restated) (Restated)

Revenues
  Sales of Health and
   Beauty Aid
   Products - Net            $10,770,270$10,552,412 $20,122,701 $19,169,701
  Other income                    97,272     72,935     183,526     154,163

                              10,867,542 10,625,347  20,306,227  19,323,864

Costs and Expenses
  Costs of sales               4,127,413  3,940,006   7,714,527   7,016,633
  Selling, general and
    administrative expenses    3,291,583  2,895,449   6,177,049   5,659,790
  Advertising, cooperative
    and promotions             1,947,555  2,341,726   4,108,340   4,511,451
  Research and development       171,740    201,316     305,320     335,180
  Provision for doubtful
    accounts                      15,703     31,562      78,940      66,396
  Interest expense                   967      2,077         967       4,906

                               9,554,961  9,412,136  18,385,143  17,594,356

    Income before
      Income Taxes             1,312,581  1,213,211   1,921,084   1,729,508

Provision for Income
  Taxes                          529,161    506,499     761,709     712,795

    Net Income Including
    Minority Deficiency of
    Consolidated
    Subsidiary                   783,420    706,712   1,159,375   1,016,713

Minority Deficiency in Net
  Loss of Consolidated
  Subsidiary                      21,424        -        21,424         -

  Net Income                $    804,844 $  706,712 $ 1,180,799 $ 1,016,713

Earnings per Share (Note 3)
   Basic                            $.11       $.10        $.16        $.14
   Diluted                          $.10       $.09        $.15        $.13

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (UNAUDITED)

                                            Six Months      Six Months
                                              Ended           Ended
                                              May 31,         May 31,
                                               1998            1997
                                            (Restated)     (Restated)
Cash Flows from Operating Activities:
 Net income                                   $1,180,799     $1,016,713
 Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
   Depreciation and amortization                 155,328        183,059
   Minority deficiency in consolidated
     subsidiaries                         (       21,424)           -
   Amortization of bond premium                      942          1,994
   (Gain) on sale of marketable securities(        4,727)   (     5,693)
   Loss on sale of machinery                       -              6,701
   (Increase) in deferred income taxes    (       77,600)    (      608)
   (Increase) in accounts receivable - Net  (  2,506,687)  (  1,089,484)
   (Increase) in inventory                  (  2,116,699) (     226,633)
   (Increase) decrease in prepaid expenses
     and miscellaneous receivables         (     231,740)       119,450
   (Increase) in deferred advertising      (     889,090) (     697,391)
   Increase in accounts payable and
     accrued liabilities                       1,678,715      1,642,867
   Increase in taxes payable                     604,661        486,388
   (Increase) decrease in security deposits (        820)           375

     Net Cash (Used in) Provided by
       Operating Activities                 (  2,228,342)     1,437,738

Cash Flows from Investing Activities:
 Acquisition of property, plant and equipment(   306,762) (     128,571)
 Proceeds from sale of equipment                 -               40,960
 Proceeds of money due from officers             -                  400
 Purchase of marketable securities          (  1,076,706)  (  1,867,252)
 Proceeds from sale of investments             1,036,404      1,830,925
 Purchase of treasury stock                      -         (      5,469)

   Net Cash (Used in) Investing
     Activities                            (     347,064) (     129,007)

Cash Flows from Financing Activities:
 Proceeds from borrowings                      1,083,539         -
 Payment on debt                           (     386,159) (     136,250)

     Net Cash Provided by (Used in)
     Financing Activities                        697,380  (     136,250)

Net (Decrease) Increase in Cash             (  1,878,026)     1,172,481

Cash at Beginning of Period                    3,649,774      1,422,783

Cash at End of Period                         $1,771,748     $2,595,264

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                            (UNAUDITED)

                                            Six Months      Six Months
                                              Ended           Ended
                                              May 31,         May 31,
                                               1998            1997
                                            (Restated)      (Restated)
Supplemental Disclosures of Cash Flow
 Information:
   Cash paid during the period for:
     Interest                              $         967  $       6,217
      Income taxes                               150,000        127,850


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

  During fiscal 1997 and 1998, two officers/shareholders exercised options to purchase 60,000 and 70,000 options, respectively, in exchange for 14,000 and 16,470 shares, respectively, previously issued shares of common stock. The common shares were put into treasury and were subsequently cancelled.

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
   Leasehold improvements                7-10 Years or life
                                        of lease, whichever is
                                        shorter
   Intangible Assets:

   Intangible assets are stated at cost. Patents and trademarks are amortized on the straight-line method over a period of 17 years. Goodwill represents the excess of cost over the fair value of the net assets acquired and is amortized over 60 months.

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

   At May 31, 1998 and November 30, 1997, the Company had a reserve for obsolescence of $889,444 and $860,417, respectively.

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

   In March 1998, the Company acquired an 80% interest in the newly formed Fragrance Corporation of America, Ltd. (FCA). The Company recorded $75,652 of goodwill in connection with the transaction representing the cost over the fair market value of the assets acquired. FCA subsequently acquired certain assets (inventory and intangibles) from Shiara, Inc. Since the price paid by FCA to Shiara was only equal to the fair market value of the inventory obtained, no value was assigned to the intangibles as a result of the purchase.

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

 Research and development expense was down for the three month and six month periods due to the Company's shift from outsourcing its research and develop-ment to using in-house personnel more.

 Interest expense was down for the three month and six month periods due to the reduction of the Company's long-term debt.

 All of the Company's sales were primarily to drugstore chains, food chains and mass merchandisers throughout the United States.

 The Company's financial position as at May 31, 1998 consists of current assets of $20,168,335 and current liabilities of $8,120,525. During the six month period ended May 31, 1998, shareholders' equity increased from $14,084,522 at November 30, 1997 to $15,272,969 at May 31, 1998. This was due primarily to the net income generated for the period.

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

PART II, ITEM 6. (Continued)                                   EXHIBIT 11


                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 COMPUTATION OF EARNINGS PER SHARE

                            (UNAUDITED)





                                  Three Months Ended    Six Months Ended
                                        May 31,              May 31,
                                   1998        1997      1998      1997
                                (Restated) (Restated)  (Restated) (Restated)
Item 6.

Weighted average shares
 outstanding - Basic            7,259,581  7,206,051 7,242,323  7,215,628
Net effect of dilutive stock
 options--based on the
 treasury stock method
 using average market
 price                            930,907    939,309   826,929    877,283

Weighted average shares
 outstanding - Diluted          8,190,488  8,145,360 8,069,252  8,092,911


Net income                      $ 804,844  $ 706,712$1,180,799 $1,016,713

Per share amount
 Basic                               $.11       $.10      $.16       $.14
 Diluted                             $.10       $.09      $.15       $.13

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