Form 10-K/A
period 1997-11-30
CCA INDUSTRIES INC
filed 1999-03-03
CIK 721447

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

     10. Directors and Executive Officers............... 12

     11. Executive Compensation......................... 14

     12. Security Ownership of Certain
         Beneficial Owners and Management............... 20

     13. Certain Relationships and Related
         Transactions................................... 22

PART IV

     14. Exhibits, Financial Statement
         Schedules, and Reports on Form 8-K (Restated).. 23

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

     The Company has never paid any Common Stock dividend.

Item 6. SELECTED FINANCIAL DATA

                                                         Year Ended November 30,
                                   1997             1996         1995          1994             1993
                               (Restated)        (Restated)   (Restated)     (Restated)     (Restated)
Statement of Income
  Sales                       $ 37,708,922       $39,469,098 $36,849,803    $47,311,591    $43,973,633

  Other income                     293,953           235,925     316,928        357,080        367,248

                                38,002,875        39,705,023  37,166,731     47,668,671     44,340,881

Costs and Expenses              34,730,052        37,790,397  39,397,255     42,956,794     40,020,477

Income (Loss) Before
  Provision for Income
  Taxes                          3,272,823         1,914,626 ( 2,230,524)     4,711,877      4,320,404

Net Income (Loss)                2,031,494         1,051,334 ( 1,354,584)     2,846,750      2,605,818

Earnings Per Share:
  Net Income (Loss)       $            .25  $            .13  ($     .20) $         .35 $          .32

Weighted Average Number
  of Shares Outstanding          8,108,482         7,989,383   6,794,368      8,116,489      8,033,460

Balance Sheet Data:

                                                                  As At November 30,
                                 1997              1996      1995              1994              1993

Working Capital                $11,331,810       $ 9,367,639  $ 8,191,830$  7,777,269      $ 5,576,218
Total Assets                    19,224,291        17,038,752   18,138,359  20,236,182       18,370,094
Total Liabilities                5,139,768         4,983,870    7,287,570   8,293,534        9,127,235
Total Stockholders' Equity      14,084,522        12,054,882   10,850,788  11,942,648        9,242,859

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

PART IV, ITEM 14. (d) (Continued)                      EXHIBIT 11

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                COMPUTATION OF EARNINGS PER SHARE



                                                                   Year Ended November 30,

                                                            1997             1996                   1995
                                                      (Restated)            (Restated)            (Restated)
Primary:
 Average shares outstanding                           7,205,904             7,120,099             6,794,368
   Net effect of dilutive stock
   options--based on the
   treasury stock method
   using average market
   price                                                902,578               869,284               *

                        TOTALS                        8,108,482             7,989,383             6,794,368

Net income (Loss)                                   $ 2,031,494            $1,051,334           ($1,354,584)

Per share amount                               $            .25       $           .13      ($           .20)

Fully Diluted:
 Average shares outstanding                           7,205,904             7,120,099             6,794,368

 Net effect of dilutive stock
   options--based on the
   treasury stock method
   using higher of ending or
   average market price                                 902,578               869,284               *

                        TOTALS                        8,108,482             7,989,383             6,794,368


Net income (Loss)                                   $ 2,031,494            $1,051,334           ($1,354,584)

Per share amount                                $           .25        $          .13       ($          .20)

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

              CCA INDUSTRIES, INC. AND SUBSIDIARIES


                CONSOLIDATED FINANCIAL STATEMENTS

                           (RESTATED)

                    NOVEMBER 30, 1997 AND 1996

                         C O N T E N T S



INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS (RESTATED). . . . .1

FINANCIAL STATEMENTS:

 CONSOLIDATED BALANCE SHEETS (RESTATED). . . . . . . . . . . . . . . .2-3

 CONSOLIDATED STATEMENTS OF INCOME (LOSS) (RESTATED) . . . . . . . . . .4

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (RESTATED). . . . . . .5

 CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED). . . . . . . . . . . .6

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED) . . . . . . . 7-23

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

     As discussed in Note 17 to the financial statements, the Company restated the 1997, 1996 and 1995 financial statements to amend the application of accounting for income taxes.




                              SHEFT KAHN & COMPANY LLP
                              CERTIFIED PUBLIC ACCOUNTANTS

January 30, 1998
Jericho, New York


              CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                           A S S E T S

                                                       November 30,
                                                    1997         1996
                                                 (Restated)    (Restated)
Current Assets
  Cash and cash equivalents                      $ 3,649,774 $  1,422,783
  Short-term investments and marketable
    securities (Notes 2 and 6)                     1,926,513    1,546,289
  Accounts receivable, net of allowances of
    $664,325 and $1,066,549, respectively
   (Note 8)                                        3,931,273    4,017,500
  Inventories (Notes 2, 3 and 8)                   6,014,672    5,875,742
  Prepaid expenses and sundry receivables            248,553      603,952
  Due from officers - Current                          1,500        3,900
  Prepaid income taxes and refunds due                -            87,552
  Deferred income taxes (Note 9)                     699,294      793,791

   Total Current Assets                           16,471,579   14,351,509

Property and Equipment, net of accumulated
  depreciation and amortization
   (Notes 2 and 4)                                   486,029       729,706

Intangible Assets, net of accumulated
  amortization (Notes 2 and 5)                       163,640       155,037

Other Assets
  Marketable securities (Notes 2 and 6)            1,874,175    1,634,592
  Due from officers - Non-current                     65,250       25,250
  Deferred income taxes (Note 9)                     111,006       88,441
  Other                                               52,612       54,217
   Total Other Assets                              2,103,043    1,802,500

   Total Assets                                  $19,224,291  $17,038,752



See Notes to Consolidated Financial Statements.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS


               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       November 30,
                                                   1997          1996
                                              (Restated)     (Restated)

Current Liabilities
  Notes payable - Current portion (Note 8)   $    -        $     163,500
  Accounts payable and accrued
   liabilities (Note 11)                       5,053,665       4,794,865
  Income taxes payable (Note 9)                   86,104          25,505

   Total Current Liabilities                   5,139,769       4,983,870

Commitments and Contingencies
  (Note 13)

Shareholders' Equity
  Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding  6,192,621 and 6,012,621
   shares, respectively                           61,927          60,126
  Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
     1,020,930 and 1,154,930 shares,
   respectively                                   10,209          11,549
  Additional paid-in capital                   4,454,763       4,455,224
  Retained earnings                            9,578,329       7,546,836
  Unrealized gains (losses) on marketable
   securities (Note 6)                        (    2,737)  (       6,353)
                                              14,102,491      12,067,382
   Less: Treasury Stock ( 7,500 and
         5,000 shares at November 30,
     1997 and November 30, 1996,
     respectively)                                17,969          12,500

   Total Shareholders' Equity                 14,084,522      12,054,882

   Total Liabilities and Shareholders'Equity $19,224,291     $17,038,752

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                           Year Ended November 30,
                                       1997         1996        1995
                                     (Restated)   (Restated)  (Restated)
Revenues
  Sales of health and beauty
     aid products, net             $37,708,922   $39,469,098 $36,849,803

  Other income                         293,953       235,925     316,928

                                    38,002,875    39,705,023  37,166,731
Costs and Expenses
  Cost of sales                     14,460,364    15,171,055  14,171,030
  Selling, general and
     administrative expenses        11,146,894    11,408,154  11,253,593
  Advertising, cooperative and
      promotions                     8,450,461    10,655,495  13,332,216
  Research and development             684,224       459,082     496,716
  Provision for doubtful accounts (     17,779)       45,855      87,697
  Interest expense                       5,888        50,756      56,003

                                    34,730,052    37,790,397  39,397,255

   Income (Loss) before Provision
     for Income Taxes                3,272,823     1,914,626  (2,230,524)

Provision for Income Tax
  (Benefit)                          1,241,329       863,292(    875,940)

   Net Income (Loss)              $  2,031,494  $  1,051,334($ 1,354,584)

Weighted Average Shares
  Outstanding                        8,108,482    7,989,383    6,794,368

Income Per Common Share
  (Note 2):
      Net Income (Loss)           $        .25   $      .13   ($     .20)


See Notes to Consolidated Financial Statements.

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    FOR THE YEAR ENDED NOVEMBER 30, 1997, 1996 AND 1995
                                                                                    Unrealized
                                                        Additional                Gain (Loss) on
                                      Common Stock       Paid-In        Retained    Marketable
                                  Shares      Amount     Capital        Earnings   Securities

Balance - December 1, 1994
  (Restated)                     6,789,451     $67,895   $4,275,534     $7,667,796     ($250,867)

Prior period adjustment              -           -             -           182,289          -

Issuance of common stock             5,700          57        6,473         -               -

Net loss for the year (Restated)    -            -             -      (  1,354,584)         -

Unrealized gain on marketable
securities                          -            -             -              -          256,195

Balance - December 1, 1995
  (Restated)                     6,795,151      67,952    4,282,007      6,495,501         5,328

Issuance of common stock           372,400       3,724      173,216         -               -

Net Income for the year (Restated)  -            -             -         1,051,334          -

Unrealized (loss) on marketable
 securities                         -            -             -              -      (    11,681)

Purchase of Treasury Stock   (       5,000) (       50)   (  12,450)          -             -

Balance - December 1, 1996
  (Restated)                     7,162,551      71,626    4,442,773       7,546,835    (   6,353)

Issuance of common stock            46,000         460   (      460)          -              -

Net Income for the year (Restated)  -             -           -           2,031,494          -

Unrealized gain on marketable
 securities                         -              -          -                 -          3,616

Purchase of Treasury Stock   (       2,500)  (      25)(      5,444)            -            -

Balance - November 30, 1997
  (Restated)                     7,206,051     $72,061   $4,436,869      $9,578,329  ($   2,737)

See Notes to Consolidated Financial Statements.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEAR ENDED NOVEMBER 30,


                                            1997       1996        1995
                                        (Restated)   (Restated)  (Restated)

Cash Flows from Operating Activities:
  Net income (loss)                     $2,031,494   $1,051,334 ($1,354,584)
   Adjustments to reconcile net
     income (loss) to net cash provided
     by (used in) operating activities:
  Depreciation and amortization            376,381      400,790     332,802
  Amortization of bond discount              1,948        2,041       6,576
  Decrease (increase) in deferred
   income taxes                             71,932      244,263 (   397,339)
  Loss (gain) on disposal of assets          1,009  (    18,237)          5
  Decrease in accounts receivable           86,227       26,920   1,294,608
  (Increase) decrease in inventory    (    138,930)     538,355   1,104,429
  Decrease (increase) in prepaid
   expenses and sundry receivables         355,399      288,741(    608,999)
  Increase (decrease) in accounts
   payable and accrued liabilities         258,800 (  2,083,560)(   721,688)
  Increase (decrease) in income
   taxes payable                           148,150       25,505 (     6,354)
  Decrease (increase) in security
   deposits                                  1,605        8,447 (    12,094)

  Net Cash Provided by (Used in)
     Operating Activities                3,194,015      484,599  (  362,638)

Cash Flows from Investing Activities:
  Acquisition of property and
   equipment                         (     168,520)  (  407,206) (  355,719)
  Proceeds from sale of property            40,960      -           -
  Payment for intangible assets     (       20,448)  (   36,664) (   49,764)
  Purchase of marketable securities   (  3,269,674)(  1,102,669) (  116,475)
  Proceeds from sale of marketable
   securities                            2,657,227    2,253,778   1,353,894
  Proceeds of money due from
   officers                                  2,400      -            19,731
  Loan to officers                  (       40,000)     -           -
  (Decrease) in other assets              -             -          (  6,192)

   Net Cash Provided (Used In)
     Investing Activities            (     798,055)     707,239     845,475

Cash Flows from Financing Activities:
  Proceeds from borrowings                 -          1,769,152     688,320
  Payment on debt                    (     163,500)(  2,014,797) (  966,242)
  Proceeds from exercise of
   stock options                          -             176,940       6,530
  Purchase of treasury stock         (       5,469) (    12,500)       -

   Net Cash (Used In)
   Financing Activities              (     168,969) (    81,205) (  271,392)

Net Increase In Cash                     2,226,991    1,110,633     211,445

Cash at Beginning of Year                1,422,783      312,150     100,705

Cash at End of Year                     $3,649,774   $1,422,783 $   312,150

Supplemental Disclosures of Cash
Flow Information:
  Cash paid during the year for:
   Interest                         $        7,025 $     54,487$     72,021
   Income taxes                          1,052,850       26,245     102,625




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

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

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

   As at November 30, 1997 and 1996, the Company had reserves for inventory obsolescence of $860,417 and $679,675, respectively.

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

NOTE 9 - INCOME TAXES (RESTATED)

   CCA and its subsidiaries file a consolidated federal income tax return. No returns have been examined by the Internal Revenue Service.

   At November 30, 1997 and 1996, respectively, the Company has temporary differences arising from the following:

                                                  November 30, 1997

                                                           Classified As
                                               Deferred    Short-     Long-
      Type                            Amount     Tax       Term       Term
                                                           Asset (Liability)

 Depreciation                   $    276,221   $111,006  $   -     $111,006
 Reserve for bad debts               120,131     48,278   48,278      -
 Reserve for returns                 544,194    218,698  218,698      -
 Reserve for obsolete
   inventory                         860,417    345,780  345,780      -
 Section 263A costs                  215,335     86,538   86,538      -

 Net deferred income tax          $2,016,298   $810,300 $699,294   $111,006

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -  INCOME TAXES (Restated)(Continued)

                                              November 30, 1996

                                                           Classified As
                                              Deferred    Short-    Long-
      Type                            Amount     Tax       Term     Term
                                                         Asset (Liability)

 Depreciation                   $    220,070   $ 88,441 $  -        $88,441
 Reserve for bad debts               143,647     57,728   57,728       -
 Reserve for obsolete
   inventory                         679,675    273,144  273,144       -
 Reserve for returns                 922,902    370,892  370,892       -
 Section 263A costs                  228,995     92,027   92,027       -

  Net deferred income tax         $2,195,289   $882,232 $793,791    $88,441


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


NOTE 9 - INCOME TAXES (Restated) (Continued)

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

                                          November 30, 1995
                                                 State &
                                     Federal      Local         Total

   Current tax expense              $    -       $  1,530    $   1,530
   Deferred tax (benefit)         (   692,306) (  185,164)  (  877,470)
                                    ($692,306)  ($183,634)   ($875,940)

   Income taxes payable are made up of the following components:

                                                 State &
                                     Federal      Local         Total

   November 30, 1997                  $44,453    $41,651      $86,104

   November 30, 1996                  $24,598  $     907      $25,505

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 - INCOME TAXES (Continued)


 A reconciliation of income tax expense computed at the statutory rate to income tax expense at the effective rate for each of the three years ended November 30, 1997 is as follows:

                                                   1997                     1996                        1995
                                                       Percent                   Percent                     Percent
                                                      Of Pretax                 of Pretax                   of Pretax
                                           Amount      Income          Amount     Income        Amount        Income
 Income tax (benefit) expense at
          statutory rate                 $1,112,760    34.00%          $650,973     34.00%     ($758,379)     (34.00%)
 Increases (decreases) in taxes
   resulting from:
    State income taxes, net of federal
    income tax benefit                      155,378     4.75            167,667      8.76     (  129,921)    (  5.83   )
     Non-deductible expenses and
      other adjustments                      15,666      .48             44,652      2.33         12,360         .56
    Utilization of tax credits        (      42,475) (  1.30  )            -          -             -            -

 Income tax expense at
   effective rate                        $1,241,329    37.93%          $863,292     45.09%     ($875,940)     (39.27%)

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

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 15 - CONCENTRATION OF RISK (RESTATED)

   During the years ended November 30, 1997, 1996 and 1995, certain customers each accounted for more than 5% of the Company's total sales, as follows:

   Customer                                  1997        1996         1995

       A                                      24%         22%          22%
       B                                      12           9            7
       C                                       6           7            7
       D                                       7           6            5
       E                                       7           *            *
       F                                       6           *            *

   Foreign Sales                            5.34%       7.57%           *

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

NOTE 17 - RESTATEMENT OF FINANCIAL STATEMENTS

   The accompanying financial statements for the years ended 1997, 1996 and 1995 have been adjusted to reflect the elimination of the valuation allowance for the Company's deferred tax assets. The effect of the restate-ment was to increase net income by $25,859 and $211,984, or $.0 and $.03 earnings per share for the years ended November 30, 1997 and 1995, respectively, and decrease net income by $63,600, or $.01 earnings per share for the year ended November 30, 1996. In addition, retained earnings at the beginning of 1995 has been adjusted for the effects of the restatement on prior years.

                                             SCHEDULE II

                 CCA INDUSTRIES, INC. AND SUBSIDIARIES

                           VALUATION ACCOUNTS

              YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

                               (RESTATED)

   COL. A                        COL. B      COL. C      COL. D        COL. E


                                            Additions
                               Balance at   Charged To                Balance
                               Beginning    Costs and                  At End
 Description                    Of Year      Expenses    Deductions    Of Year


Year ended November 30, 1997:
 Allowance for doubtful accounts   $143,647  ($ 17,779)  $     5,739  $120,131

 Reserve for returns               $922,902  $3,465,866   $3,844,574  $544,194

 Reserve for inventory
   obsolescence                    $679,675  $  486,742   $  300,000  $860,417

Year ended November 30, 1996:
 Allowance for doubtful accounts   $157,204   $ 45,855   $   59,412   $143,647

 Reserve for returns               $747,749 $4,555,422   $4,380,269   $922,902

 Reserve for inventory
   obsolescence                  $1,147,627 $   57,068   $  525,020   $679,675

Year ended November 30, 1995:
 Allowance for doubtful accounts   $208,863 $  139,355  $   191,014   $157,204

 Reserve for returns               $770,933 $2,841,439   $2,864,623   $747,749

 Reserve for inventory
   obsolescence                    $563,280 $  584,347   $     -    $1,147,627