Form 10-Q/A
period 1998-08-31
CCA INDUSTRIES INC
filed 1999-03-03
CIK 721447

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

               CCA INDUSTRIES, INC. AND SUBSIDIARIES








                               INDEX

                                                         Page
                                                       Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    August 31, 1998 and November 30, 1997 (Restated) . . . . . . 1-2

  Consolidated Statements of Operations for the three
    months and nine months ended August 31, 1998
    and 1997 (Restated). . . . . . . . . . . . . . . . . . . . . . 3

  Consolidated Statements of Cash Flows for
    the nine months ended August 31, 1998
    and 1997 (Restated). . . . . . . . . . . . . . . . . . . . . 4-5

  Notes to Consolidated Financial Statements (Restated). . . . .6-15

  Management Discussion and Analysis of
    Results of Operations and Financial
    Condition (Restated) . . . . . . . . . . . . . . . . . . . 16-18

PART II OTHER INFORMATION. . . . . . . . . . . . . . . . . . . 19-20

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .21

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



                            A S S E T S
                                              August 31,
                                                1998           November 30,
                                             (Unaudited)           1997
                                              (Restated)        (Restated)
Current Assets
 Cash and cash equivalents                   $     429,813      $ 3,649,774
 Short-term investments and marketable
   securities                                    1,948,771        1,926,513
 Accounts receivable, net of allowances of
    $1,008,942 and $664,325, respectively        7,367,375        3,931,273
 Inventories                                     8,985,700        6,014,672
 Prepaid expenses and sundry receivables           341,073          248,553
   Due from officers - Current                       1,500            1,500
 Deferred income taxes                           1,105,374          699,294
 Deferred advertising                            1,575,814             -
   Total Current Assets                         21,755,450       16,471,579

Property and Equipment, net of accumulated
  depreciation and amortization                    745,101          486,029

Intangible Assets, net of accumulated
 amortization of $64,184 at August 31, 1998
   and $47,956 at November 30, 1997                253,063          163,640

Other Assets
 Marketable securities                           1,793,353        1,874,175
 Due from officers - Non-current                    65,250           65,250
 Deferred income taxes                             118,895          111,006
 Other                                              55,185           52,612

   Total Other Assets                            2,032,683        2,103,043

   Total Assets                                $24,786,297      $19,224,291

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



               LIABILITIES AND SHAREHOLDERS' EQUITY



                                               August 31,
                                                1998           November 30,
                                              (Unaudited)         1997
                                               (Restated)      (Restated)
Current Liabilities
 Notes payable - Current portion             $    810,811     $      -
 Accounts payable and accrued liabilities       7,689,895       5,053,665
 Income taxes payable                             645,804          86,104

   Total Current Liabilities                    9,146,510       5,139,769

Shareholders' Equity
 Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 6,246,151 and 6,192,621
   shares, respectively                            62,462          61,926
 Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
   1,020,930 shares, respectively                  10,209          10,209
 Additional paid-in capital                     4,454,228       4,454,763
 Retained earnings                             11,199,484       9,578,329
 Unrealized (losses) on marketable
   securities                               (      42,930)    (     2,737)
 Minority deficiency of consolidated
   subsidiary                               (      25,697)           -
                                               15,657,756      14,102,491
   Less: Treasury Stock (7,500 shares at
     August 31, 1998 and November 30,
     1997)                                         17,969          17,969

   Total Shareholders' Equity                  15,639,787      14,084,522

   Total Liabilities and Shareholders' Equity $24,786,297     $19,224,291



See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                            (UNAUDITED)
                             Three Months Ended        Nine Months Ended
                                 August 31,                August 31,
                              1998         1997        1998        1997
                            (Restated)  (Restated)  (Restated)  (Restated)
Revenues
  Sales of health
    and beauty
    products, net          $11,147,343 $10,227,594 $31,270,044  $29,397,295
  Other income                  71,418      81,609     254,944      235,772
                            11,218,761  10,309,203  31,524,988   29,633,067

Costs and Expenses
  Costs of sales             4,006,010   3,850,509  11,720,537   10,867,142
  Selling, general and
    administrative
    expenses                 3,596,643   3,257,666   9,773,692    8,917,456
  Advertising,
      cooperative
      and promotions         2,769,556   1,814,930   6,877,896    6,326,381
  Research and
      development              152,425     215,102     457,745      550,282
  Provision for doubtful
    accounts                    53,495 (    12,485)    132,435       53,911
  Interest expense               3,338         750       4,305        5,656

                            10,581,467   9,126,472  28,966,610   26,720,828
    Income before Income
      Taxes                    637,294   1,182,731   2,558,378    2,912,239

Provision for Income
  Taxes                        201,412     456,478     963,121    1,169,273

    Net Income Including
       Minority Deficiency
       Of Consolidated
       Subsidiary              435,882     726,253   1,595,257    1,742,966

Minority Deficiency in Net
  Loss of Consolidated
  Subsidiary                 (   4,473)       -     (   25,897)       -

    Net Income            $    440,355 $   726,253 $ 1,621,154  $ 1,742,966

Earnings Per Share (Note 2):
  Basic                           $.06        $.10        $.22         $.24
  Diluted                         $.05        $.09        $.20         $.22

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS

                FOR THE NINE MONTHS ENDED AUGUST 31,

                            (UNAUDITED)
                                                1998            1997
                                             (Restated)      (Restated)
Cash Flows from Operating Activities:
 Net income                                   $1,621,154     $1,742,966
 Adjustments to reconcile net income
   to net cash (used in) provided by
     operating activities:
       Depreciation and amortization             244,689        277,646
       Minority deficiency in consolidated
          subsidiaries                        (   25,897)        -
       Amortization of bond premium                1,415          1,994
       (Gain) on sale of securities           (    5,707)    (    5,693)
       Loss on sale of machinery                  -               6,701
 (Increase) decrease in deferred income
   taxes                                      (  413,999)        56,965
 (Increase) in accounts receivable            (3,436,102)    (  861,223)
 (Increase) in inventory                      (2,971,028)    (  217,195)
 (Increase) in deferred expenses and
   miscellaneous receivable                   (1,668,334)    (1,390,533)
 Increase in accounts payable
   and accrued liabilities                     2,747,041      1,551,257
 Increase in taxes payable                       559,701        106,874
 (Increase) decrease in security deposits     (      820)           350

   Net Cash (Used in) Provided by
     Operating Activities                     (3,347,887)     1,270,109
Cash Flows from Investing Activities:
 Acquisition of property, plant and equipment (  487,533)    (  143,965)
 Acquisition of intangible assets             (  105,651)        -
 Purchase of short-term investments and
   securities                                 (1,492,833)    (2,749,685)
 Advances of money to officers                    -          (   40,000)
 Proceeds of money due from officers              -               2,400
 Proceeds from sale of equipment                  -              40,960
 Proceeds from sale of investments             1,513,943      2,455,968
 Purchase of treasury stock                       -          (    5,469)

   Net Cash (Used in) Investing Activities    (  572,074)    (  439,791)

Cash Flows from Financing Activities:
 Proceeds from borrowings                        700,000           -
 Payment on debt                                  -          (  163,500)

   Net Cash Provided by (Used in)
     Financing Activities                        700,000     (  163,500)

Net (Decrease) Increase in Cash               (3,219,961)       666,818

Cash at Beginning of Period                    3,649,774      1,422,783
Cash at End of Period                         $  429,813     $2,089,601

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                FOR THE NINE MONTHS ENDED AUGUST 31,

                            (UNAUDITED)
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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation:

  The consolidated financial statements include the accounts of CCA and the following subsidiaries:

  Subsidiary Name             Ownership %

  CCA Cosmetics, Inc.         100%            Currently Inactive
  CCA Labs, Inc.              100%            Currently Inactive
  Berdell, Inc.               100%            Currently Inactive
  Nutra Care Corporation      100%            Currently Inactive
  Fragrance Corporation
    of America, Ltd.            80%           Acquired March 19, 1998

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

  During fiscal 1997 and 1998, two officers/shareholders exercised options to purchase 60,000 and 70,000 shares, respectively, of stock by exchanging 14,000 and 16,470 shares, respectively, previously issued shares of common stock. The common shares were put into treasury and were subsequently cancelled.

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

   As at August 31, 1998 and November 30, 1997, the Company had reserves for inventory obsolescence and excess of inventory of $1,448,859 and $860,417, respectively.

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

The Company's financial position as at August 31, 1998 consists of current assets of $21,755,450 and current liabilities of $9,146,510. The Company's cash position decreased significantly due to the significant increase in its accounts receivable primarily caused by the sales of its new subsidiary as well as a slight increase in its own receivables. The Company's inventory and accounts payable also increased due to FCA's new business. During the nine month period ended August 31, 1998, shareholders' equity increased from $14,084,522 at November 30, 1997 to $15,639,787 at August 31, 1998. This was
due primarily to the net income generated for the period.

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

                        CCA INDUSTRIES, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION

                            (UNAUDITED)

Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on a recent assessment, the Company determined that it has to sub-stantially modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with these modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

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

The cost of addressing the Company's Year 2000 issues is expected to be approximately $400,000 to $500,000. However, some of these costs should be offset by a grant applied for from the State of New Jersey to help pay for the retraining of the Company's staff. The net cost should not have a material adverse effect on the Company's cash flow or financial position. It could possibly, however adversely effect the Company's earnings in the year the majority of costs are incurred. The Company is executing its Year 2000 plan through its own employees as well as various computer consultants and vendors. The Year 2000 testing and reprogramming is being done in conjunction with other ongoing maintenance and reprogramming efforts.

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

PART II, ITEM 6. (Continued)                                  EXHIBIT 11



               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 COMPUTATION OF EARNINGS PER SHARE

                            (UNAUDITED)

                               Three Months Ended     Nine Months Ended
                                    August 31,             August 31,
                                  1998      1997        1998       1997
                               (Restated) (Restated) (Restated)  (Restated)
Item 6.

Weighted average shares
  outstanding - Basic           7,259,581 7,206,051   7,243,417  7,217,952
Net effect of dilutive stock
  options--based on the
  treasury stock method
  using average market
  price                           812,644   916,688     777,515    874,908

Weighted average shares
  outstanding - Diluted         8,072,225 8,122,739   8,020,932  8,092,860

Net income                      $ 440,355 $ 726,253  $1,621,153 $1,742,966


Per share amount
  Basic                              $.06      $.10        $.22       $.24
  Diluted                            $.05      $.09        $.20       $.22

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