Form 10-Q
period 1999-02-28
CCA INDUSTRIES INC
filed 1999-04-14
CIK 721447

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 28, 1999

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

Common Stock, $.01 Par Value - $6,246,151 shares of as February 28, 1999

  Class A Common Stock, $.01 Par Value - $1,020,930 shares as of
                         February 28, 1999

               CCA INDUSTRIES, INC. AND SUBSIDIARIES








                               INDEX

                                                   Page
                                                  Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    February 28, 1999 and November 30, 1998            1-2

  Consolidated Statements of Operations
    for the three months ended February 28, 1999
    and February 28, 1998                               3

  Consolidated Statements of Comprehensive Income
    for the three months ended February 28, 1999
    and February 28, 1998                               4

  Consolidated Statements of Cash Flows for
    the three months ended February 28, 1999
    and February 28, 1998                               5-6

  Notes to Consolidated Financial Statements            7-16

  Management Discussion and Analysis of
    Results of Operations and Financial
    Condition                                          17-19

PART II OTHER INFORMATION                              20-21

SIGNATURES                                             22

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



                            A S S E T S
                                             February 28,    November 30,
                                                1999            1998

Current Assets
 Cash and cash equivalents                      $  241,708     $  542,289
 Short-term investments and marketable
   securities (Notes 3 and 10)                   1,487,277      1,633,452
 Accounts receivable, net of allowances of
    $2,332,169 and $1,318,185, respectively
   (Note 7)                                      9,576,359      7,878,000
 Inventories                                     8,689,534      9,059,456
 Prepaid expenses and sundry receivables           375,651        317,318
   Deferred income taxes                           938,045        974,922
 Prepaid income taxes and refunds due              174,429         72,513
 Deferred advertising                              437,146              -

   Total Current Assets                         21,920,149     20,477,950

Property and Equipment, net of accumulated
  depreciation and amortization                    837,510        866,663

Intangible Assets, net of accumulated
 amortization of $87,807 at February 28, 1999
   and $71,373 at November 30, 1998                404,441        245,875

Other Assets
 Marketable securities                           1,957,694      2,172,253
 Due from officers - Non-current                    65,250         65,250
 Deferred income taxes                             137,286        127,256
 Other                                              54,889         54,889

   Total Other Assets                            2,215,119      2,419,648

   Total Assets                                $25,377,219    $24,010,136

See Notes Consolidated to Financial Statements.





                                -1-
              CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



               LIABILITIES AND SHAREHOLDERS' EQUITY


                                              February 28,   November 30,
                                                 1999              1998
Current Liabilities
 Notes payable - Current portion              $ 2,700,000    $ 1,550,000
  Accounts payable and accrued liabilities      6,926,192      6,259,967
 Income taxes payable                              97,535        600,720

   Total Current Liabilities                    9,723,727      8,410,687

Minority Interest in Consolidated Subsidiary       18,398          7,798

Shareholders' Equity
 Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 6,246,151 and 6,246,151
   shares, respectively                            62,462         62,462
 Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
   1,020,930 and 1,020,930 shares,
     respectively                                  10,209         10,209
 Additional paid-in capital                     4,454,228      4,454,228
 Retained earnings                             11,299,765     11,238,704
 Accumulated other comprehensive income
   Unrealized (losses) on marketable
     securities                               (    26,404)   (    18,343)
                                               15,800,260     15,747,260
   Less: Treasury Stock (95,996 and 89,519
             shares at February 28, 1999 and
             November 30, 1998, respectively)     165,166        155,609

   Total Shareholders' Equity                  15,635,094     15,591,651

   Total Liabilities and Shareholders' Equity $25,377,219    $24,010,136

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                            (UNAUDITED)


                                          Three Months   Three Months
                                            Ended           Ended
                                          February 28,    February 28,
                                             1999            1998

Sales of health and beauty products, net   $ 9,745,760    $9,352,431
Other income                                    40,978        86,254

                                             9,786,738     9,438,685

Costs and Expenses
  Costs of sales                             4,015,751     3,587,114
  Selling, general and administrative
    expenses                                 3,340,813     2,885,466
  Advertising, cooperative and promotions    2,070,072     2,160,785
  Research and development                     129,766       133,580
  Provision for doubtful accounts               47,318        63,237
  Interest expense                              34,645          -

                                             9,638,365     8,830,182

  Income before Income Taxes                   148,373       608,503

Provision for Income Taxes                      76,712       232,548

    Net Income Including Minority
      Interest In Consolidated
       Subsidiary                               71,661       375,955

Minority Interest in Net Income of
  Consolidated Subsidiary                       10,600          -

  Net Income                                 $  61,061      $375,955

Earnings per Share
  Basic                                          $.01           $.05
  Diluted                                        $.01           $.05

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                            (UNAUDITED)


                                          Three Months   Three Months
                                             Ended           Ended
                                         February 28,    February 28,
                                              1999            1998

Net Income                                    $61,061       $375,955

Other Comprehensive Income
  Unrealized holding gains (loss)
  on investments                            (  13,580)         6,183

Provision (Benefit) for Taxes               (   5,500)         2,500

Other Comprehensive Income - Net            (   8,080)         3,683

Comprehensive Income                          $52,981       $379,638


Earnings Per Share:
  Basic                                          $.01           $.05
  Diluted                                        $.01           $.05



See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS

                            (UNAUDITED)
                                             Three Months   Three Months
                                                 Ended          Ended
                                             February 28,   February 28,
                                               1999            1998

Cash Flows from Operating Activities:
 Net income                                  $    61,061    $   375,955
 Adjustments to reconcile net income
   to net cash (used in) provided by
    operating activities:
     Minority interest in consolidated
       subsidiary                                 10,600         -
     Depreciation and amortization                99,423         73,996
     Amortization of bond premium                    471            472
     (Loss) gain on sale of securities             6,043    (     2,976)
 Decrease (increase) in deferred income
   taxes                                          32,347    (    38,883)
 (Increase) in accounts receivable            (1,698,359)   ( 2,384,860)
 Decrease (increase) in inventory                369,922    (   602,756)
 (Increase) in prepaid expenses               (   58,333)   (   163,441)
 (Increase) in deferred advertising           (  437,146)   (   583,787)
 Increase in accounts payable                    666,225      2,095,740
 (Increase) decrease in prepaid income taxes  (  605,101)       266,312

   Net Cash (Used in) Provided by
     Operating Activities                     (1,552,847)   (   964,228)

Cash Flows from Investing Activities:
 Acquisition of property, plant and equipment (   53,836)   (   105,368)
 Acquisitions of intangible assets            (  175,000)        -
 Purchase of short-term investments           (  110,841)   (   532,119)
 Proceeds from sale and maturity of
   investments                                   451,500        520,804
 Purchase of treasury stock                   (    9,557)          -

     Net Cash (Used in) Investing Activities     102,266    (   116,683)

Cash Flows from Financing Activities:
 Proceeds from borrowings                      1,150,000           -

Net (Decrease) Increase in Cash               (  300,581)   ( 1,080,911)

Cash and Cash Equivalents at Beginning
 of Period                                       542,289      3,649,774

Cash and Cash Equivalents at End
 of Period                                    $  241,708     $2,568,863

 Supplemental Disclosures of Cash Flow
 Information:
   Cash paid during the period for:
     Interest                                 $   30,963     $    -
     Income taxes                                660,804         5,119

See Notes to Consolidated Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

                            (UNAUDITED)
                                               Three Months Three Months
                                                   Ended       Ended
                                               February 28, February 28,
                                                  1999          1998



Supplemental Schedule of Noncash Investing and
Financing Activities:
  The Company issued common stock in
  exchange for exercise of options and surrender
  of options and surrender of outstanding shares
  of stock:
   Common stock retired                          $  -           $35,000
   Common stock issued                              -         (  35,000)

                                                 $  -          $   -






















See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operat ing results for the three month period ended February 28, 1999 are not necessarily indicative of the results that may be expected for the year ended November 30, 1999. For further information, refer to the consoli-

 dated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1998.

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

 Use of Estimates:

 The consolidated financial statements include the use of estimates, which management believes are reasonable. The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial state ments. Accordingly, upon settlement, actual results may differ from estimated amounts.

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

 During fiscal 1998, two officers/shareholders exercised in the aggregate 70,000 options in exchange for 16,470 shares previously issued common stock. The common shares were put into treasury and were subsequently cancelled.

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

   Comprehensive Income:

   The Company adopted SFAS #130, Comprehensive Income, which considers the Company's financial performance in that it includes all changes in equity during the period from transactions and events from non-owner sources.

NOTE 4 - INVENTORIES

   The components of inventory consist of the following:

                                    February 28,       November 30,
                                        1999              1998

   Raw materials                    $5,008,626        $ 5,828,257
   Finished goods                    3,680,908          3,231,199
                                    $8,689,534        $ 9,059,456

   At February 28, 1999 and November 30, 1998, the Company had a reserve for obsolescence of $777,394 and $836,805, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

   The components of property and equipment consisted of the following:

                                  February 28,          November 30,
                                     1999                  1998

   Machinery and equipment        $   297,615          $   297,615
   Furniture and equipment            735,029              721,296
   Transportation equipment            10,918               10,918
   Tools, dies, and masters         1,860,077            1,819,974
   Leasehold improvements             108,474              108,474
                                    3,012,113            2,958,277
   Less:  Accumulated depreciation
            and amortization        2,174,603            2,091,614

   Property and Equipment - Net   $   837,510          $   866,663

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT (Continued)

   Depreciation and amortization expense for the three months ended February 28, 1999 amounted to $82,989 and for the year ended November 30, 1998 amounted to $318,715.

NOTE 6 - INTANGIBLE ASSETS

   Intangible assets consist of the following:
                                                 February 28,     November 30,
                                                      1999            1998

   Patents and trademarks                          $241,596      $  241,596
   Goodwill                                         250,652          75,652
                                                    492,248         317,248
   Less:  Accumulated amortization                   87,807          71,373

   Intangible Assets - Net                         $404,441       $ 245,875

   Amortization expense for the three months ended February 28, 1999 amounted $16,434 and for the year ended November 30, 1998 amounted to $23,417.

NOTE 7 - DEFERRED ADVERTISING

   In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $437,146 is accordingly reflected in the balance sheet for the interim period. This deferral is the result of the Company's $5,000,000 media budget for the year which contemplates lower spending in the 4th quarter than in the other three quarters; as well as the Company's Co-op advertising commitments which also anticipates a lower expenditure in the 4th quarter.

   The table below sets forth the calculation:
                                                   February    February
                                                     1999        1998
                                                 (In Millions)(In Millions)

 Media advertising budget for the fiscal year          $5.00     $5.00

 Pro-rata portion for three months                     $1.25     $1.25
 Media advertising spent                                1.41      1.61
 Accrual (deferral)                                  ($  .16)  ($  .36)

 Anticipated Co-op advertising commitments             $3.00     $3.00

 Pro-rata portion for three months                    $  .75   $  .75
   Co-op advertising spent                              1.03      .97
 Accrual (deferral)                                  ($  .28) ($  .22)

 NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

 The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:
                                    February 28,     November 30,
                                        1999            1998

 a)  Media advertising               $    981         $   820
 b)  Coop advertising                     558             494
 c)  Accrued returns                      879           1,107
                                       $2,418          $2,421

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (Continued)

 All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

NOTE 9 - OTHER INCOME

 Other income consists of the following at February 28:

                                              1999          1998

 Interest income                            $32,800       $ 89,725
 Dividend income                              6,692            343
 Miscellaneous                                1,486     (    3,814)
                                            $40,978        $86,254

NOTE 10 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

 Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the invest ments at February 28, 1999 and November 30, 1998 were as follows:

                                         February 28,      November 30,
                                             1999             1998

   Current:                           COST       MARKET   COST      MARKET
   Corporate obligations          $  984,853  $ 990,632  $ 780,776   $786,233
   Government obligations
     (including mortgage
       backed securities)            493,361    496,645    841,067    847,219

       Total                       1,478,214  1,487,277  1,621,843  1,633,452

   Non-Current:

   Corporate obligations             730,968    736,060  1,030,044  1,038,450
   Government obli-
     gations                         294,133    293,805    298,600    298,931
   Preferred stock                   512,561    505,850    512,561    511,500
   Other equity
      investments                    461,000    421,979    361,000    323,372

       Total                       1,998,662  1,957,694  2,202,205  2,172,253

       Total                      $3,476,876 $3,444,971 $3,824,048 $3,805,705

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

 The market value at February 28, 1999 was $3,444,953 as compared to $3,805,705 at November 30, 1998.
 The cost and market values of the investments at February 28, 1999 were as follows:
        COL. A                                        COL. B      COL. C      COL.D       COL.E
                                                                                         Amount at Which
                                                                                         Each Portfolio
                                                     Number of               Market     Of Equity Security
                                                  Units-Principal           Value of     Issues and Each
                                                    Amount of              Each Issue    Other Security
 Name of Issuer and            Maturity Interest     Bonds and   Cost of    at Balance  Issue Carried in
 Title of Each Issue            Date      Rate         Notes     Each Issue Sheet Date    Balance Sheet


  CORPORATE OBLIGATIONS:
 GMAC                          2/22/00    5.450%    $200,000      $ 199,226  $199,710    $ 199,710
 GTE Southwest Deb            12/01/99    5.820%     100,000         99,851   100,269      100,269
 Florida Power & Light         7/01/99    5.500%     300,000        295,776   300,261      300,261
 Virginia Electric & Power     4/01/00    5.875%     250,000        246,117   251,097      251,097
 GMAC Smartnotes              10/15/99    5.950%     200,000        200,000   200,392      200,392
 Florida Power & Light         4/01/00    5.375%     200,000        199,850   199,962      199,962
 Mid American-NB & TC-CD       8/07/01    5.600%      95,000         95,000    95,000       95,000
 Mid First Bank-CD             8/14/00    5.550%      95,000         95,000    95,000       95,000
 MBNA-CD                       8/13/01    5.650%      95,000         95,000    95,000       95,000
 Flagstar Bank                10/21/99    4.900%      95,000         95,000    95,000       95,000
 Progress Fed Svgs Bank       10/25/99    4.800%      95,000         95,000    95,000       95,000

                                                                  1,715,820 1,726,691    1,726,691

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
 Name of Issuer and         Maturity  Interest      Bonds and      Cost of    at Balance    Issue Carried in
 Title of Each Issue          Date       Rate         Notes       Each Issue  Sheet Date      Balance Sheet

GOVERNMENT OBLIGATIONS:

US Treasury Note             11/15/99     5.875         250,000  $   249,141  $   251,563     $   251,563
US Treasury Zero Coupon       8/15/99     5.920         148,000      144,337      144,794         144,794
Federal Nat. Mtg. Note        7/30/99     5.860         100,000       99,883      100,289         100,289
FHLMC 1628-N                12/15/2023    6.500          50,000       41,031       41,292          41,292
EE Bonds                       -          7.180          90,000      103,806      103,806         103,806
FNMA 93-224-D               11/25/2023    6.500         104,000      101,873      100,560         100,560
FNMA 92-2-N                  1/25/2024    6.500          52,000       47,424       48,147          48,147

                                                                     787,495      790,451         790,451


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


EQUITY:
Preferred Stock:

    Tennessee Valley Authority
    (QIDS) Qtrly Income Debt
    Secs - Matures 3/31/2045    3/31/00      8.00%      13,600   $  362,561    $ 353,600  $  353,600

    Merrill Lynch Trust         9/30/08      7.28%       6,000      150,000      152,250     152,250

Other Equity Investments:

    First Australia Prime                                           100,000      100,000     100,000

  Dreyfus Premier Limited
    Term High Income CL B                                           121,000      114,236     114,236

  Dreyfus High Yield
     Strategies Fund                                                240,000      207,743     207,743

                                                                    973,561      927,829     927,829

                                                                 $3,476,876   $3,444,971  $3,444,971

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - IMPACT OF YEAR 2000

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

  Based on a 1998 assessment, the Company determined that it has to substantially modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with these modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

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

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - IMPACT OF YEAR 2000 (Continued)

  The cost of addressing the Company's Year 2000 issues is expected to be approximately $400,000 to $500,000. However, approximately $130,000 of these costs should be offset by a grant obtained from the State of New Jersey to help pay for the retraining of the Company's staff. The net cost should not have a material adverse effect on the Company's cash flow or financial position. It could possibly, however adversely effect the Company's earnings in the year the majority of costs are incurred. The Company is executing its Year 2000 plan through its own employees as well as various computer consultants and vendors. The Year 2000 testing and reprogram ming is being done in conjunction with other ongoing maintenance and reprogramming efforts.

  The Company has a contingency plan in place in the event their Year 2000 issue is not resolved timely.

                        CCA INDUSTRIES, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION

                            (UNAUDITED)

 For the three month period ended February 28, 1999, the Company had revenues of $9,786,738 and net income of $61,061 (net of consolidated subsidiary's interest of $10,600) after a provision for income taxes of $76,712, as compared to net revenues of $9,438,685 and net income of $375,955 after a provision for income taxes of $232,548 for the three month period ended February 28, 1998. Sales for the three months ended February 28, 1998 were up approximately $400,000 primarily due to the sales of the Company's new subsidiary, Fragrance Corporation of America, Inc. (FCA),whose sales consist of newly licensed per-fumes. FCA's net sales for the three months were $1.09 million. Sales returns continue to run approximately 7% to 8% of gross sales. Other income ($41,000 vs. $86,000) was less due to the decrease in the Company's interest income due to their use of cash in the formation of FCA. Gross margins of 59% for the three months were down from the 61.5% of the prior year. This was primarily due to the lower gross profit margins on FCA's sales during its initial few months of selling. Gross margins are expected to improve in the future. Advertising, cooperative and promotional allowance expenditures decreased during the three month period from $2,160,785 to $2,070,072. Advertising ex-penditures were 21% of sales for the three months ended February 28, 1999 as compared with 23% for the period ended February 28, 1998. As part of the registrant's business it is necessary to enter into co-operative advertising agreements and other promotional activities with its accounts, especially upon the introduction of a new product. Both co-op advertising and promotions have a material effect on the Company's operations. If the advertising and promotions are successful, revenues will be increased accordingly. Should the co-op and promotions not be successful, it will have a negative impact on the Company's promotional cost per sale, and have a negative effect on income. The Company attempts to anticipate its advertising and promotional commitments as a percent of gross sales in order to attempt to control its effect on its net income. In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $437,146 is accordingly reflected in the balance sheet for the interim period, as compared to $583,787 at February 28, 1998. This deferral is the result of the Company's $5 million media budget for the year which contemplates lower spending in the 4th quarter than in the other three quarters; as well as the Company's co-op advertising commitments which also anticipates lower expenditures in the 4th quarter. Specifically, the Company spent approximately $1.41 million in the three months on media advertising and, therefore, expensed $1.25 million and deferred $.16 million as of February 28, 1999. Similarly, as of February 28, 1999, the Company's co-op advertising commitments for the year ended November 30, 1999 are anticipated to be approximately $3 million of which approximately $1.03 million was spent in the first three months resulting in an expense of $.75 million and a deferral of

 Comparatively as of February 28, 1998, the Company had anticipated media advertising expense in fiscal year 1997 of $5 million and spent approximately $1.6 million in the first three months resulting in a deferral of approximately $.36 million. The anticipated Co-op commitments as of February 28, 1998 were $3 million for the year of which $.97 million were spent for the three months resulting in a $.22 million deferral.

 Selling, general and administrative expenses ("SG&A") increased compared to the prior year. The increase to $3,340,813 from $2,885,466 was due mostly to the "SG&A" expenses ($353,000) incurred by the Company's newly formed sub-sidiary.

                        CCA INDUSTRIES, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION

                            (UNAUDITED)

 Research and development expenses for the three months were less due to the economies of utilizing the services of more in-house staff rather than outside consultants.

 Bad debt expense for the periods decreased due to the fluctuation in the necessary reserves on the changes in accounts receivable between the respective period and the quarter just prior to it. Actual write-offs were approximately $4,000 in 1999 as compared to none in 1998. The Company's interest expense increased to $35,000 from nothing due to the borrowing caused by the use of cash to start up the FCA business.

 The Company's sales were primarily to drugstore chains, food chains and mass merchandisers.

 The Company's financial position as at February 28, 1999 consists of current assets of $21,920,149 and current liabilities of $9,723,727. The Company's cash position decreased due to the significant increase in its accounts receivable primarily caused by the sales of its new subsidiary as well as a slight increase in its own receivables. The Company's accounts payable also increased due to FCA's new business. During the three month period ended February 28, 1999, shareholders' equity increased from $15,591,651 at November 30, 1998 to $15,635,094 at February 28, 1999. This was due primarily to the net income generated for the period.

 During the three months, the Company used $1,550,000 in operations, generated $1,600,000 from new borrowings, and used approximately $335,000 to purchase assets and investments. These factors resulted in a net decrease in the Company's cash of about $300,000.

 The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

 Based on a 1998 assessment, the Company determined that it has to sub-stantially modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with these modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

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

 The cost of addressing the Company's Year 2000 issues is expected to be approximately $400,000 to $500,000. However, some of these costs should be offset by a grant received from the State of New Jersey to help pay for the retraining of the Company's staff. The net cost should not have a material adverse effect on the Company's cash flow or financial position. It could possibly, however adversely effect the Company's earnings in the year the majority of costs are incurred. The Company is executing its Year 2000 plan through its own employees as well as various computer consultants and vendors. The Year 2000 testing and reprogramming is being done in conjunction with other ongoing maintenance and reprogramming efforts.

 The Company has a contingency plan in place in the event their Year 2000 issue is not resolved timely.

                        CCA INDUSTRIES, INC.

                     PART II OTHER INFORMATION








 All information pertaining to Part II is omitted pursuant to the instructions pertaining to that part.

 The Company did not file any reports on Form 8-K during the three months ended February 28, 1999.

PART II, ITEM 6. (Continued)                                   EXHIBIT 11


                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 COMPUTATION OF EARNINGS PER SHARE

                            (UNAUDITED)



                                          Three Months Three Months
                                              Ended       Ended
                                           February 28, February 28,
                                              1999         1998


Item 6.

Weighted average shares outstanding - Basic 7,111,472    7,238,993

Net effect of dilutive stock
  options--based on the
  treasury stock method
  using average market
  price                                       903,827      752,780

Weighted average shares outstanding -
  Diluted                                   8,015,299    7,991,773

Net income                                 $   61,061   $  375,955

Per share amount
  Basic                                    $.01         $.05
  Diluted                                  $.01         $.05

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