Form 10-Q
period 1999-05-31
CCA INDUSTRIES INC
filed 1999-07-14
CIK 721447

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 31, 1999

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

Common Stock, $.01 Par Value - 6,246,151 shares as of May 31, 1999

Class A Common Stock, $.01 Par Value - 1,020,930 shares as of May 31, 1999

               CCA INDUSTRIES, INC. AND SUBSIDIARIES








                               INDEX

                                                         Page
                                                       Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    May 31, 1999 and November 30, 1998 . . . . . . . . . . . . . 1-2

  Consolidated Statements of Operations
    for the three months and six months ended
    May 31, 1999 and 1998  . . . . . . . . . . . . . . . . . . . . 3

  Consolidated Statements of Comprehensive Income
    for the three months and six months ended
    May 31, 1999 and 1998. . . . . . . . . . . . . . . . . . . . . 4

  Consolidated Statements of Cash Flows for
    the six months ended May 31, 1999
    and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . 5-6

  Notes to Consolidated Financial Statements   . . . . . . . . .7-15

  Management's Discussion and Analysis of
    Results of Operations and Financial
    Condition  . . . . . . . . . . . . . . . . . . . . . . . . 16-18

PART II OTHER INFORMATION. . . . . . . . . . . . . . . . . . . 19-20

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .21

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



                            A S S E T S
                                                May 31,      November 30,
                                                1999            1998

Current Assets
 Cash and cash equivalents                    $    102,076  $    542,289
 Short-term investments and marketable
   securities                                    1,937,852     1,633,452
   Accounts receivable, net of allowances of
    $1,120,036 and $1,318,185, respectively      9,819,852     7,878,000
 Inventories                                     8,054,564     9,059,456
 Prepaid expenses and sundry receivables           412,754       317,318
 Deferred income taxes                             997,087       974,922
 Prepaid income taxes and refunds due              448,443        72,513
 Deferred advertising                            1,265,960             -

   Total Current Assets                         23,038,588    20,477,950

Property and Equipment, net of accumulated
  depreciation and amortization                    816,976       866,663

Intangible Assets, net of accumulated
 amortization of $108,919 at May 31, 1999
   and $71,373 at November 30, 1998                662,416       245,875

Other Assets
 Marketable securities                           1,401,393     2,172,253
 Due from officers - Non-current                    64,818        65,250
 Deferred income taxes                              51,102       127,256
 Other                                              55,289        54,889

   Total Other Assets                            1,572,602     2,419,648

   Total Assets                                $26,090,582   $24,010,136

See Notes Consolidated to Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



               LIABILITIES AND SHAREHOLDERS' EQUITY



                                                 May 31,     November 30,
                                                 1999           1998

Current Liabilities
 Notes payable                                $ 1,900,000   $  1,550,000
  Accounts payable and accrued liabilities      8,355,010      6,259,967
 Income taxes payable                              -             600,720

   Total Current Liabilities                   10,255,010      8,410,687

Minority (Deficiency) Interest in Consolidated
 Subsidiary                                   (    59,102)         7,798

Shareholders' Equity
 Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 6,246,151 and 6,246,151
   shares, respectively                            62,462         62,462
 Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
   1,020,930  and 1,020,930 shares,
     respectively                                  10,209         10,209
 Additional paid-in capital                     4,454,228      4,454,228
 Retained earnings                             11,558,403     11,238,704
 Unrealized gains (losses) on marketable
   securities                                 (    25,462)  (     18,343)
                                               16,059,840     15,747,260

   Less: Treasury Stock (95,996 and 89,519
             shares at May 31, 1999 and November
             30, 1998, respectively)              165,166        155,609

   Total Shareholders' Equity                  15,894,674     15,591,651

   Total Liabilities and Shareholders' Equity $26,090,582    $24,010,136

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                            (UNAUDITED)
                               Three Months Ended      Six Months Ended
                                    May 31,                 May 31,
                                 1999      1998         1999       1998

Revenues
  Sales of Health and
   Beauty Aid
   Products - Net            $11,320,784$10,770,270 $21,066,544 $20,122,701
  Other income                    42,629     97,272      83,607     183,526

                              11,363,413 10,867,542  21,150,151  20,306,227

Costs and Expenses
  Costs of sales               4,471,932  4,127,413   8,487,683   7,714,527
  Selling, general and
    administrative expenses    3,517,879  3,291,583   6,858,692   6,177,049
  Advertising, cooperative
    and promotions             2,935,419  1,947,555   5,005,491   4,108,340
  Research and development       125,443    171,740     255,209     305,320
  Provision for doubtful
    accounts                      65,111     15,703     112,429      78,940
  Interest expense                44,803        967      79,448         967
                              11,160,587  9,554,961  20,798,952  18,385,143

    Income before
      Income Taxes               202,826  1,312,581     351,199   1,921,084

Provision for Income
  Taxes                           21,694    529,161      98,406     761,709

    Net Income Including
    Minority Deficiency of
    Consolidated
    Subsidiary                   181,132    783,420     252,793   1,159,375

Minority Deficiency in Net
  Loss of Consolidated
  Subsidiary                      75,483     21,424      64,883      21,424

  Net Income                   $ 256,615  $ 804,844   $ 317,676  $1,180,799

Earnings per Share
  Basic                             $.04       $.11        $.04        $.16
  Diluted                           $.03       $.10        $.04        $.15

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                            (UNAUDITED)

                               Three Months Ended       Six Months Ended
                                    May 31,                  May 31,
                                  1999       1998        1999     1998

Net Income                      $256,615    $804,844   $317,676 $1,180,799


Other Comprehensive Income
 Unrealized holding gains
 (loss) on investments             6,461       1,465  (   7,119)     7,648

Provision (Benefit) for Taxes      2,650         500  (   2,850)     3,000

Other Comprehensive
 Income (Loss) - Net               3,811         965  (   4,269)     4,648

Comprehensive Income            $260,426    $805,809   $313,407 $1,185,447



Earnings Per Share:
 Basic                              $.04        $.11       $.04       $.16
 Diluted                            $.03        $.10       $.04       $.15



See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (UNAUDITED)
                                              Six Months     Six Months
                                                Ended           Ended
                                               May 31,         May 31,
                                                1999            1998
Cash Flows from Operating Activities:
 Net income                                  $   317,676     $1,180,799
 Adjustments to reconcile net income to net
   cash (used in) operating activities:
   Depreciation and amortization                 173,795        155,328
   Minority deficiency in consolidated
     subsidiaries                            (    64,883)  (     21,424)
   Amortization of bond premium                      948            942
   Loss (gain) on sale of marketable securities   16,766   (      4,727)
   Decrease (increase) in deferred income taxes   53,989   (     77,600)
   (Increase) in accounts receivable - Net   ( 1,941,852)  (  2,506,687)
   Decrease (increase) in inventory            1,004,892   (  2,116,699)
   (Increase) in prepaid expenses and
     miscellaneous receivables               (    95,436)  (    231,740)
   (Increase) in deferred advertising        ( 1,265,960)  (    889,090)
   Increase in accounts payable and
     accrued liabilities                       2,095,043      1,678,715
   (Decrease) increase in taxes payable      (   976,650)       604,661
   (Increase) in security deposits           (       400)  (        820)

     Net Cash (Used in) Operating Activities (   682,072)  (  2,228,342)

Cash Flows from Investing Activities:
 Acquisition of property, plant and equipment(    86,562)  (    306,762)
 Acquisition of intangible assets            (   454,087)       -
 Proceeds of money due from officers                 432        -
 Purchase of marketable securities           (   122,150)  (  1,076,706)
 Proceeds from sale and maturity of
   investments                                   563,783      1,036,404
 Purchase of treasury stock                  (     9,557)       -

   Net Cash (Used in) Investing
     Activities                              (   108,141)  (    347,064)

Cash Flows from Financing Activities:
 Proceeds from borrowings                      2,250,000      1,083,539
 Payment on debt                             ( 1,900,000)  (    386,159)

     Net Cash Provided by Financing Activities   350,000        697,380

Net (Decrease) in Cash                       (   440,213)  (  1,878,026)

Cash at Beginning of Period                      542,289      3,649,774

Cash at End of Period                         $  102,076     $1,771,748


See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                            (UNAUDITED)

                                               Six Months     Six Months
                                                  Ended          Ended
                                                 May 31,        May 31,
                                                  1999           1998
Supplemental Disclosures of Cash Flow
 Information:
   Cash paid during the period for:
     Interest                                  $   76,573   $       967
      Income taxes                              1,018,068       150,000


Supplemental Schedule of Noncash Investing
 and Financing Activities:
   The Company issued common stock in
   exchange for exercise of options and
   surrender of options and surrender of
   outstanding shares of stock:
     Common stock retired                      $   -         $   35,000
     Common stock issued                           -        (    35,000)

                                               $   -         $     -















See Notes to Consolidated Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial state-ments have been prepared in accordance with generally accepted ac-counting principles for interim financial information and with the instruc-tions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended May 31, 1999 are not necessarily indicative of the results that may be expected for the year ended November 30, 1999. For further information, refer to the consoli-dated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1998.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

 CCA Industries, Inc. ("CCA") was incorporated in the State of Delaware on March 25, 1983.

 CCA manufactures and distributes health and beauty aid products.

 CCA has several wholly-owned subsidiaries (CCA Cosmetics, Inc., CCA
 Labs, Inc., Berdell, Inc., Nutra Care Corporation, and CCA Online Industries, Inc.), all of which are currently inactive.

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
   Leasehold improvements                7-10 Years or life
                                         of lease, whichever is
                                         shorter
   Intangible Assets:

 Intangible assets are stated at cost. Intangible assets represents the excess of cost over the fair value of the net assets acquired and is amortized over 60 months. Patents and trademarks are amortized on the straight-line method over a period of 17 years.

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

NOTE 4 - INVENTORIES

   The components of inventory consist of the following:

                                      May 31,          November 30,
                                       1999               1998

   Raw materials                    $4,586,203         $5,828,257
   Finished goods                    3,468,361          3,231,199
                                    $8,054,564         $9,059,456

   At May 31, 1999 and November 30, 1998, the Company had a reserve for obsolescence of $834,131 and $836,805, respectively.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - PROPERTY AND EQUIPMENT

   The components of property and equipment consisted of the following:

                                                 May 31,        November 30,
                                                   1999             1998

   Machinery and equipment                     $  299,528       $   297,615
   Furniture and equipment                        742,547           721,296
   Transportation equipment                        10,918            10,918
   Tools, dies, and masters                     1,882,372         1,819,974
   Leasehold improvements                         109,474           108,474
                                                3,044,839         2,958,277
   Less:  Accumulated depreciation
            and amortization                    2,227,863         2,091,614

   Property and Equipment - Net                $  816,976        $  866,663

   Depreciation expense for the six months ended May 31, 1999 amounted to $136,249 and for the year ended November 30, 1998 amounted to $318,715.

NOTE 6 - INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                                  May 31,       November 30,
                                                   1999              1998

   Intangibles                                   $529,739        $  75,652
   Patents and trademarks                         241,596          241,596
                                                  771,335          317,248
   Less:  Accumulated amortization                108,919           71,373

   Intangible Assets - Net                       $662,416         $245,875

   Amortization expense for the six months ended May 31, 1999 amounted to $37,546 and for the year ended November 30, 1998 amounted to $23,417.

   In March 1998, the Company acquired, through its newly formed 80% owned subsidiary, Fragrance Corporation of America, Ltd. (FCA), certain intangibles (consisting of trademarks, licenses, customer lists, know-how, etc.) from Shiara, Inc. as well as certain inventory. The costs incurred to date ($529,739) with regard to the acquisition, in excess of the fair market of the inventory obtained, has been recorded as intangible assets on FCA's books and is being amortized over 60 months.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - DEFERRED ADVERTISING

   In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $1,265,960 is accordingly reflected in the balance sheet for the interim period. This deferral is the result of the Company's $6,000,000 media budget for the year which contemplates lower spending in the 4th quarter than in the other three quarters; as well as the Company's Co-op advertising commitments which also anticipates a lower expenditure in the 4th quarter.

   The table below sets forth the calculation:

                                                      May         May
                                                     1999         1998
                                                 (In Millions)(In Millions)

 Media advertising budget for the fiscal year        $6.00       $5.00

 Pro-rata portion for six months                     $3.00       $2.50
 Media advertising spent                              3.32        3.03
 Accrual (deferral)                                ($  .32)    ($  .53)

 Anticipated Co-op advertising commitments           $3.50       $3.00

 Pro-rata portion for six months                     $1.75       $1.50
   Co-op advertising spent                            2.70        1.86
 Accrual (deferral)                                ($  .95)    ($  .36)

 NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

 The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                        May 31,        November 30,
                                         1999             1998
                                      (In 000's)        (In 000's)

 a)  Media advertising                  $1,333          $   820
 b)  Coop advertising                      755              494
 c)  Accrued returns                     1,439            1,107

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (Continued)

 All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

NOTE 9 - OTHER INCOME

 Other income consists of the following at May 31:

                                            1999            1998

 Interest income                           $84,424        $173,734
 Dividend income                            19,742           1,137
 Miscellaneous                           (  20,559)          8,655

                                           $83,607        $183,526

NOTE 10 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

 Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at May 31, 1999 and November 30, 1998 were as follows:

                                          May 31,           November 30,
                                           1999               1998

   Current:                           COST       MARKET   COST     MARKET

   Corporate obligations          $1,430,820 $1,440,134$  780,776$  786,233
   Government obligations
     (including mortgage
       backed securities)            495,508    497,718   841,067   847,219

       Total                       1,926,328  1,937,852 1,621,843 1,633,452

   Non-Current:

   Corporate obligations             285,000    285,000 1,030,044 1,038,450
   Government obli-
     gations                         179,817    177,725   298,600   298,931
      Preferred stock                512,561    500,485   512,561   511,500
   Other equity
     investments                     461,000    438,183   361,000   323,372

       Total                       1,438,378  1,401,393 2,202,205 2,172,253


       Total                      $3,364,706 $3,339,245$3,824,048$3,805,705

                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

 The market value at May 31, 1999 was $3,339,245 as compared to $3,805,705 at November 30, 1998.
 The cost and market values of the investments at May 31, 1999 were as follows:
        COL. A                                        COL. B      COL. C      COL.D        COL.E
                                                                                         Amount at Which
                                                                                           Each Portfolio
                                                    Number of                 Market    Of Equity Security
                                                 Units-Principal             Value of    Issues and Each
                                                     Amount of               Each Issue   Other Security
 Name of Issuer and            Maturity  Interest   Bonds and    Cost of     at Balance  Issue Carried in
 Title of Each Issue            Date      Rate        Notes      Each Issue  Sheet Date    Balance Sheet


CORPORATE OBLIGATIONS:
  GMAC                         2/22/00    5.450%    $200,000    $   199,226  $  199,780  $ 199,780
  GTE Southwest Deb           12/01/99    5.820%     100,000         99,851     100,119    100,119
  Florida Power & Light        7/01/99    5.500%     300,000        295,776     300,033    300,033
  Virginia Electric & Power    4/01/00    5.875%     250,000        246,117     250,368    250,368
  GMAC Smartnotes             10/15/99    5.950%     200,000        200,000     200,272    200,272
  Florida Power & Light        4/01/00    5.375%     200,000        199,850     199,562    199,562
  Mid American-NB & TC-CD      8/07/01    5.600%      95,000         95,000      95,000     95,000
  Mid First Bank-CD            8/14/00    5.550%      95,000         95,000      95,000     95,000
  MBNA-CD                      8/13/01    5.650%      95,000         95,000      95,000     95,000
    Flagstar Bank             10/21/99    4.900%      95,000         95,000      95,000     95,000
  Progress Fed Svgs Bank      10/25/99    4.800%      95,000         95,000      95,000     95,000

                                                                  1,715,820   1,725,134  1,725,134


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
 Name of Issuer and             Maturity Interest    Bonds and    Cost of   at Balance      Issue Carried in
 Title of Each Issue              Date     Rate        Notes     Each Issue Sheet Date        Balance Sheet

GOVERNMENT OBLIGATIONS:

US Treasury Note                 11/15/99  5.875%      250,000  $   249,141  $251,015     $   251,015
US Treasury Zero Coupon           8/15/99  5.920       148,000      146,484   146,551         146,551
Federal Nat. Mtg. Note            7/30/99  5.860       100,000       99,883   100,152         100,152
FHLMC 1628-N                   12/15/2023  6.500        50,000       37,774    37,712          37,712
FNMA 93-224-D                  11/25/2023  6.500       104,000      101,873    99,166          99,166
FNMA 92-2-N                     1/25/2024  6.500        52,000       40,170    40,847          40,847

                                                                    675,325   675,443         675,443

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

 COL. A                                               COL. B      COL. C      COL.D           COL.E
                                                                                         Amount at Which
                                                                                           Each Portfolio
                                                     Number of                Market    Of Equity Security
                                                  Units-Principal            Value of    Issues and Each
                                                     Amount of              Each Issue    Other Security
 Name of Issuer and            Maturity   Interest   Bonds and   Cost of    at Balance    Issue Carried in
 Title of Each Issue            Date        Rate       Notes    Each Issue  Sheet Date     Balance Sheet
EQUITY:

Preferred Stock:

    Tennessee Valley Authority
    (QIDS) Qtrly Income Debt
    Secs - Matures 3/31/2045    3/31/00      8.00%      13,600   $  362,561  $  349,357     $  349,567

    Merrill Lynch Trust         9/30/08      7.28%       6,000      150,000     151,128        151,128

Other Equity Investments:

    First Australia Prime                                           100,000     100,000        100,000

  Dreyfus Premier Limited
    Term High Income CL B                                           121,000     115,282        115,282

  Dreyfus High Yield
     Strategies Fund                                                240,000     222,901        222,901

                                                                    973,561     938,668        938,668

                                                                 $3,364,706  $3,339,245     $3,339,245


                        CCA INDUSTRIES, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION

                            (UNAUDITED)

  For the six month period ended May 31, 1999, the Company had revenues of $21,150,151 and net income of $317,676 (net of consolidated subsidiary's deficiency in net loss of $64,883) after a provision for income taxes of $98,406, as compared to revenues of $20,306,227 and net income of $1,180,799 after a provision for income taxes of $761,709 for the six month period ended
May 31, 1998.

  Net sales for the six months ended May 31, 1999 ($21,066,544) were up approximately $944,000 from the 1998 sales for six months ($20,122,701) primarily due to the sales of the Company's new subsidiary, Fragrance
Corporation of America, Inc. (FCA), whose sales consist of newly licensed per-fumes. FCA's net sales for the six months were $1.3 million. Although con-solidated sales returns continue to run approximately 7% to 8% of consolidated gross sales, CCA's returns were only $1,015,000 on gross sales of approximately
$21,822,000 (approximately 5%) while FCA's returns were $416,000 on gross sales of approximately $1,807,000 (approximately 23%). The large percentage of returns on FCA was due primarily to the large return of Christmas merchandise coupled with some returns of product of Shiara Inc. (the Company which licensed its perfume to FCA). Other income ($84,000 vs. $184,000) was less due to the decrease in the Company's interest income due to their use of cash in the formation of FCA. Gross margins of 60% for the six months were down from approximately 61.5% the prior year. This was primarily due to the lower gross profit margins on FCA's sales. Gross margins are expected to improve in the future.

  Advertising, cooperative and promotional allowance expenditures increased during the six month period from $4,108,000 to $5,005,000. Advertising expenditures were 23.75% of sales for the six months ended May 31, 1999 as compared with 20.5% for the period ended May 31, 1998. As part of the registrant's business it is necessary to enter into co-operative advertising agreements and other promotional activities with its accounts, especially upon the introduction of a new product. Both co-op advertising and promotions have a material effect on the Company's operations. If the advertising and promo-tions are successful, revenues will be increased accordingly. Should the co-op and promotions not be successful, it will have a negative impact on the ompany's promotional cost per sale, and have a negative effect on income. The
Company attempts to anticipate its advertising and promotional commitments as a percent of gross sales in order to attempt to control its effect on its net income. In accordance with APB 28 Interim Financial Reporting the Company ex-penses its advertising and related costs proportionately over the interim
Consequently, a deferral of $1,266,000 is accordingly reflected in the balance sheet for the interim period, as compared to $889,000 at May 31, 1998. This deferral is the result of the Company's $6 million media budget for the year which contemplates lower spending in the 4th quarter than in the other three quarters; as well as the Company's co-op advertising commitments which also anticipates lower expenditures in the 4th quarter. Specifically, the Company spent approximately $3.32 million in the six months on media ad-vertising and, therefore,expensed $3 million and deferred $.32 million as of May 31,1999. Similarly, as of May 31, 1999, the Company's co-op advertising commitments for the year ended November 30, 1999 are anticipated to be approximately $3.5 million of which approximately $2.7 million was spent in the first six months resulting in an expense of $1.75 million and a deferral of approximately $.95 million as of May 31, 1999.

  Comparatively as of May 31, 1998, the Company had anticipated media advertising expense in fiscal year 1998 of $5 million and spent approximately
$3.03 million in the first six months resulting in a deferral of approximately
$.53 million. The anticipated Co-op commitments as of May 31, 1998 were $3 million for the year of which $1.86 million were spent for the six months resulting in a $.36 million deferral.

                        CCA INDUSTRIES, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION

                            (UNAUDITED)

 Selling, general and administrative expenses ("SG&A") increased compared to the prior year. The increase to $6,859,000 from $6,177,000 was due mostly to the "SG&A" expenses ($564,000) incurred by the Company's newly formed sub-sidiary.

 For the three month period ended May 31, 1999, net sales were $11,320,784 as compared to $10,770,270 for May 31, 1998. Income for the quarter before taxes decreased to $256,615 from $804,844. Gross margins of 60.5% for the three months ended May 31, 1999 were down from 61.7% in 1998. Advertising, co-operative and promotional allowance expense during the quarter increased to $2,935,000 from $1,947,000. Advertising expenses were 26% of sales for the quarter in 1999 as compared to 18% in 1998. Selling, general and administra-tive expenses were approximately 31% in the current quarter as compared to 30.5% in 1998. During the three month period ended May 31, 1999, the Company donated a substantial amount of inventory to charity which resulted in a relatively large tax deduction and decreased its provision for taxes by approximately $51,000.

 Research and development expenses for the three and six months were less due to the economies of utilizing the services of more in-house staff rather than outside consultants.

 Bad debt expense for the periods increased due to the necessary reserves on the increasing accounts receivable. Actual write-offs were approximately
$32,000 in 1999 as compared to none in 1998. The Company's interest expense increased to $79,000 from $1,000 due to the borrowing caused by the use of cash to start up the FCA business.

 The Company's sales were primarily to drugstore chains, food chains and mass merchandisers.

 The Company's financial position as at May 31, 1999 consists of current assets of $23,038,588 and current liabilities of $10,255,010. The Company's cash position decreased due to the significant increase in its accounts receivable partially due to the sales of its new subsidiary and mostly due to a general slow down in payments by the major retailers. The Company's accounts payable also increased due to FCA's new business and the Company's extension of its own payment terms. During the six month period ended May 31, 1999, share-holders' equity increased from $15,591,651 at November 30, 1998 to $15,894,674 at May 31, 1999. This was due primarily to the net income generated for the period.

 During the six months, the Company used $682,000 in operations, $454,000 to pay for costs incurred relating to the acquisition of Shiara Inc's assets in excess of their fair market value and $86,000 to purchase new fixed assets;
and generated, $350,000 from new borrowings and approximately $430,000 from the net liquidations of securities. These factors resulted in a net decrease in the Company's cash of about $440,000.

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

 Based on a 1998 assessment, the Company determined that it had to substan-tially modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter.
The Company presently believes that with these modifications to existing soft-ware and conversions to new software, the Year 2000 Issue will not pose sig-nificant operational problems for its computer systems. However, if such modi-fications and conversions are not made, or are not completed timely, the Year
2000 Issue could have a material impact on the operations of the Company.

 The Company has initiated formal communications with all of its significant service providers and suppliers, including its clearing broker, to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's estimate to complete includes the estimated time associated with the impact of third party's Year 2000 Issues based on presently available information.
However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an ad-verse effect on the Company's systems.

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



PART II, ITEM 6. (Continued)                                   EXHIBIT 11


                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 COMPUTATION OF EARNINGS PER SHARE

                            (UNAUDITED)





                                  Three Months Ended   Six Months Ended
                                       May 31,             May 31,

                                    1999      1998       1999      1998

Item 6.

Weighted average shares
 outstanding - Basic             7,171,085  7,259,581 7,171,157  7,242,323
Net effect of dilutive stock
 options--based on the
 treasury stock method
 using average market
 price                             815,352    930,907   643,326    826,929

Weighted average shares
 outstanding - Diluted           7,986,437  8,190,488 7,814,483  8,069,252


Net income                      $  256,615  $ 804,844$  317,676 $1,180,799

Per share amount
 Basic                                $.04       $.11      $.04       $.16
 Diluted                              $.03       $.10      $.04       $.15













                        CCA INDUSTRIES, INC.

                     PART II OTHER INFORMATION








 All information pertaining to Part II is omitted pursuant to the instructions pertaining to that part.

 The Company did not file any reports on Form 8-K during the six months ended
May 31, 1999.




































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


























