Form 10-Q
period 1999-08-31
CCA INDUSTRIES INC
filed 1999-10-15
CIK 721447

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 1999

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

Common Stock, $.01 Par Value - 6,246,151 shares as of August 31, 1999

   Class A Common Stock, $.01 Par Value - 1,020,930 shares as of
                          August 31, 1999

               CCA INDUSTRIES, INC. AND SUBSIDIARIES








                               INDEX

                                                         Page
                                                       Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    August 31, 1999 and November 30, 1998. . . . . . . . . . . . 1-2

  Consolidated Statements of Operations
    for the three months and nine months ended
    August 31, 1999 and 1998 . . . . . . . . . . . . . . . . . . . 3

  Consolidated Statements of Comprehensive Income
    for the three months and nine months ended
    August 31, 1999 and 1998 . . . . . . . . . . . . . . . . . . . 4

  Consolidated Statements of Cash Flows for
    the nine months ended August 31, 1999
    and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . 5-6

  Notes to Consolidated Financial Statements   . . . . . . . . .7-16

  Management's Discussion and Analysis of
    Results of Operations and Financial
    Condition  . . . . . . . . . . . . . . . . . . . . . . . . 17-19

PART II OTHER INFORMATION. . . . . . . . . . . . . . . . . . . 20-21

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .22

                 CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



                            A S S E T S
                                               August 31,    November 30,
                                                1999            1998

Current Assets
 Cash and cash equivalents                  $      836,061  $    542,289
 Short-term investments and marketable
   securities                                    1,071,738     1,633,452
   Accounts receivable, net of allowances of
    $1,236,012 and $1,318,185, respectively      6,933,892     7,878,000
 Inventories                                     7,063,088     9,059,456
 Prepaid expenses and sundry receivables           349,328       317,318
 Deferred income taxes                             945,264       974,922
 Prepaid income taxes and refunds due            1,294,598        72,513
 Deferred advertising                            1,551,113          -

   Total Current Assets                         20,045,082    20,477,950

Property and Equipment, net of accumulated
  depreciation and amortization                    764,523       866,663

Intangible Assets, net of accumulated
 amortization of $71,840 at August 31, 1999
   and $71,373 at November 30, 1998                169,756       245,875

Other Assets
 Marketable securities                           1,632,012     2,172,253
 Due from officers - Non-current                    63,393        65,250
 Deferred income taxes                              42,031       127,256
 Other                                              55,289        54,889

   Total Other Assets                            1,792,725     2,419,648

   Total Assets                                $22,772,086   $24,010,136

See Notes Consolidated to Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



               LIABILITIES AND SHAREHOLDERS' EQUITY



                                               August 31,    November 30,
                                                1999            1998

Current Liabilities
 Notes payable                               $ 1,900,000    $  1,550,000
  Accounts payable and accrued liabilities     6,206,542       6,259,967
 Income taxes payable                            -               600,720

   Total Current Liabilities                   8,106,542       8,410,687

Minority Interest in Consolidated
 Subsidiary                                      -                 7,798

Shareholders' Equity
 Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 6,246,151 and 6,246,151
   shares, respectively                           62,462          62,462
 Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and 1,020,930
   and 1,020,930 shares, respectively             10,209          10,209
 Additional paid-in capital                    4,454,228       4,454,228
 Retained earnings                            10,406,853      11,238,704
 Unrealized gains (losses) on marketable
   securities                                (   103,042)    (    18,343)
                                              14,830,710      15,747,260

   Less: Treasury Stock (95,996 and 89,519
             shares at August 31, 1999 and
             November 30, 1998, respectively)    165,166         155,609

   Total Shareholders' Equity                 14,665,544      15,591,651

   Total Liabilities and Shareholders' Equity$22,772,086     $24,010,136

See Notes to Consolidated Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                            (UNAUDITED)
                            Three Months Ended      Nine Months Ended
                                August 31,               August 31,
                            1999        1998           1999        1998

Revenues
  Sales of Health and
   Beauty Aid
   Products - Net         $8,631,951  $9,774,723   $28,398,978  $29,449,621
  Other income               102,623      71,418       186,702      254,944
                           8,734,574   9,846,141    28,585,680   29,704,565


Costs and Expenses
  Costs of sales           3,481,368   3,384,348    11,073,391   10,944,866
  Selling, general and
    administrative expenses3,153,378   3,047,802     9,509,870    8,855,642
  Advertising, cooperative
    and promotions         1,851,391   2,683,437     6,636,603    6,748,631
  Research and development   118,183     152,425       373,392      457,745
  Provision for doubtful
    accounts              (    4,044)     24,181        89,758       91,829

                           8,600,276   9,292,193    27,683,014   27,098,713

    Income before Provision
      for Income Taxes       134,298     553,948       902,666    2,605,852

Provision for Income
  Taxes                       38,697     193,882       290,648    1,004,141

    Income From Continuing
    Operations                95,601     360,066       612,018    1,601,711

Income (Loss) From
  Discontinued Operations (1,252,768)     80,289    (1,451,509)      19,443

  Net Income (Loss)      ($1,157,167)  $ 440,355    ($ 839,491)  $1,621,154

                        Basic Diluted Basic Diluted Basic Diluted Basic Diluted
Earnings per Share
  Continuing Operations  $ .01   $.01  $.05  $.04    $.09   $.09   $.22   $.20
  Discontinued Operations( .17) ( .17)  .01   .01   ( .21) ( .21)   -      -
                         ($.16) ($.16) $.06  $.05   ($.12) ($.12)  $.22   $.20


See Notes to Consolidated Financial Statements.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                            (UNAUDITED)

                                Three Months Ended      Nine Months Ended
                                    August 31,              August 31,
                                 1999        1998        1999      1998





Net Income (Loss)           ($1,157,167)   $440,355  ($ 839,491) $1,621,154


Other Comprehensive Income
 Unrealized holding gains
 (loss) on investments      (    77,580)  (  47,841)  (  84,699) (   40,193)

Comprehensive Income        ($1,234,747)   $392,514   ($924,190) $1,580,961



Earnings Per Share:
 Basic                            ($.17)       $.05       ($.13)      $.22
 Diluted                          ($.17)       $.05       ($.13)      $.20





See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (UNAUDITED)
                                              Nine Months    Nine Months
                                                Ended           Ended
                                              August 31,      August 31,
                                                 1999            1998
Cash Flows from Operating Activities:
 Net (loss) income                           ($  839,491)    $1,621,154
 Adjustments to reconcile net income to net
   cash (used in) operating activities:
   Depreciation and amortization                 287,428        244,689
   Minority deficiency in consolidated
     subsidiaries                            (       155)   (    25,897)
   Amortization of bond premium                    1,414          1,415
   Loss on abandoned intangibles                 463,512        -
   (Gain) on sale of marketable securities   (    21,532)   (     5,707)
   Decrease (increase) in deferred income taxes  114,883    (   413,999)
   Decrease (increase) in accounts
     receivable - Net                            944,108    ( 3,436,102)
   Decrease (increase) in inventory            1,996,368    ( 2,971,028)
   (Increase) in prepaid expenses and
     miscellaneous receivables                (   32,010)   ( 1,668,334)
   (Increase) in deferred advertising         (1,551,113)       -
   (Decrease) increase in accounts payable
     and accrued liabilities                  (   53,425)     2,747,041
   (Decrease) increase in taxes payable       (  600,720)       559,701
   (Increase) in security deposits            (      400)   (       820)
   (Increase) in prepaid income taxes and
     refunds due                             ( 1,222,085)          -

     Net Cash (Used in) Operating Activities (   513,218)   ( 3,347,887)

Cash Flows from Investing Activities:
 Acquisition of property, plant and equipment(   117,946)   (   487,533)
 Acquisition of intangible assets            (   454,735)   (   105,651)
 Proceeds of money due from officers               1,857        -
 Purchase of marketable securities           (   282,960)   ( 1,492,833)
 Proceeds from sale and maturity of
   investments                                 1,320,331      1,513,943

   Net Cash Provided by (Used in)
     Investing Activities                        466,547    (   572,074)

Cash Flows from Financing Activities:
 Proceeds from borrowings                      2,850,000        700,000
 Payment on debt                             ( 2,500,000)          -
 Purchase of treasury stock                  (     9,557)          -

     Net Cash Provided by Financing Activities   340,443        700,000

Net Increase (Decrease) in Cash                  293,772   (  3,219,961)

Cash at Beginning of Period                      542,289      3,649,774

Cash at End of Period                         $  836,061    $   429,813

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                            (UNAUDITED)

                                              Nine Months    Nine Months
                                                 Ended          Ended
                                              August 31,     August 31,
                                                1999            1998
Supplemental Disclosures of Cash Flow
 Information:
   Cash paid during the period for:
     Interest                                $    95,971      $   4,305
      Income taxes                             1,128,793        725,000

Supplemental Schedule of Noncash Investing
 and Financing Activities:
   The Company issued common stock in
   exchange for exercise of options and
   surrender of options and surrender of
   outstanding shares of stock:
     Common stock retired                     $    -           $ 35,000
     Common stock issued                           -         (   35,000)
                                              $    -          $    -

Minority Shareholders' Losses Absorbed
 by the Company:
   Minority interest                          $    7,643       $    -
   Retained earnings                         (     7,643)           -
                                              $    -           $    -


See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial state-ments have been prepared in accordance with generally accepted ac-counting principles for interim financial information and with the instruc-tions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ended November 30, 1999. For further information, refer to the consoli-

 dated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1998.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

 CCA Industries, Inc., ("CCA"), was incorporated in the State of Delaware on March 25, 1983.

 CCA manufactures and distributes health and beauty aid products.

 CCA has several wholly-owned subsidiaries (CCA Cosmetics, Inc., CCA
 Labs, Inc., Berdell, Inc., Nutra Care Corporation, and CCA Online Industries, Inc.), all of which are currently inactive.

 In March of 1998 CCA acquired 80% of the newly organized Fragrance Corporation of America, Ltd., ("FCA"), which manufactures and distributes perfume products.

 During the third quarter of fiscal 1999, CCA adopted a formal plan to dispose of the intangible assets and substantially all of the inventory of FCA. CCA anticipates the disposal to be completed by the last quarter of fiscal 2000. As a result, inventory has been written down to expected net realizable value. In addition, CCA has written off intangible assets associated with the acquisition of and advances to FCA. The previous periods financial statements have been restated to give effect to the discontinued operations.

 Components of discontinued operations consist of:

                                  Three Months Ended     Nine Months Ended
                                      August 31,              August 31,
                                     1999      1998        1999       1998
  Income (loss) from
    operations of FCA to
    be disposed                 ($   431,885) $123,490 ($  919,052) ($21,577)
  Provision (benefit) of
    income taxes                      67,603 (  43,201)    356,029    41,020
                                (    364,282)   80,289 (   563,023)   19,443

  Estimated loss on
    disposal of FCA             (  1,467,226)     -    ( 1,467,226)    -
  (Provision) benefit
    of income taxes                  578,740      -        578,740     -

                                (    888,486)     -    (   888,486)    -

    Total                        ($1,252,768) $ 80,289 ($1,451,509)  $19,443

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

 Product returns are recorded in inventory when they are received at the lower of their original cost or market, as appropriate. Obsolete inventory is written off and its value is removed from inventory at the time its obsoles cence is determined.

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

NOTE 4 - INVENTORIES

   The components of inventory consist of the following:

                                    August 31,         November 30,
                                      1999                1998

   Raw materials                    $4,210,995         $5,828,257
   Finished goods                    2,852,093          3,231,199
                                    $7,063,088         $9,059,456


   At August 31, 1999 and November 30, 1998, the Company had reserves for obsolescence as follows:

                                     August 31,        November 30,
                                        1999              1998

   CCA                              $   954,625          $736,805
   FCA                                1,150,843           100,000

     Total                           $2,105,468          $836,805

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - PROPERTY AND EQUIPMENT

   The components of property and equipment consisted of the following:

                                                 August 31,     November 30,
                                                   1999              1998

   Machinery and equipment                     $  299,527       $   297,615
   Furniture and equipment                        742,549           721,296
   Transportation equipment                        10,918            10,918
   Tools, dies, and masters                     1,892,082         1,819,974
   Leasehold improvements                         131,147           108,474
                                                3,076,223         2,958,277
               Less:  Accumulated depreciation
                          and amortization      2,311,700         2,091,614

   Property and Equipment - Net                $  764,523        $  866,663

   Depreciation expense for the nine months ended August 31, 1999 amounted to $220,086 and for the year ended November 30, 1998 amounted to $318,715.

NOTE 6 - INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                    August 31,   November 30,
                                       1999         1998

   Intangibles                      $     -      $  75,652
   Patents and trademarks              241,596     241,596
                                       241,596     317,248
   Less:  Accumulated amortization      71,840      71,373

   Intangible Assets - Net            $169,756    $245,875

   Amortization expense for the nine months ended August 31, 1999 amounted to $67,342 and for the year ended November 30, 1998 amounted to $23,417. During the third quarter of fiscal 1999, the Company wrote off $66,875 of accumulated amortization associated with the disposal of FCA. (See Note 2).

   In March 1998, the Company acquired, through its newly formed 80% owned subsidiary, FCA, certain intangibles (consisting of trademarks, licenses, customer lists, know-how, etc.) from Shiara, Inc. as well as certain inventory. The costs incurred to date ($529,739) with regard to the acquisition, in excess of the fair market of the inventory obtained, had been recorded as intangible assets on FCA's books but has consequently been written off in full in conjunction with the discontinuance of FCA's perfume lines. During the third quarter of fiscal 1999, the Company wrote off $66,875 of accumulated amortization associated with the disposal of FCA. (See Note 2).

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - DEFERRED ADVERTISING

   In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently, a deferral of $1,551,113 is accordingly reflected in the balance sheet for the interim period. This deferral is the result of the Company's $5,300,000 media budget for the year which contemplates lower spending in the 4th quarter than in the other three quarters; as well as the Company's Co-op advertising commitments which also anticipates a lower expenditure in the 4th quarter.

   The table below sets forth the calculation:

                                                    August       August
                                                     1999         1998
                                                 (In Millions)(In Millions)

 Media advertising budget for the fiscal year        $5.30       $5.50

 Pro-rata portion for nine months                    $3.98       $4.13
 Media advertising spent                              4.71        5.25
 Accrual (deferral)                                ($  .73)     ($1.12)

 Anticipated Co-op advertising commitments           $3.30       $3.10

 Pro-rata portion for nine months                    $2.48       $2.33
   Co-op advertising spent                            3.30        2.78
 Accrual (deferral)                                ($  .82)    ($  .45)

 NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

 The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                      August 31,      November 30,
                                         1999             1998
                                      (In 000's)       (In 000's)

 a)  Media advertising                $   543           $   820
 b)  Coop advertising                     612               494
 c)  Accrued returns                    1,485             1,107

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (Continued)

 All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

NOTE 9 - OTHER INCOME

 Other income consists of the following at August 31:

                                             1999           1998

 Interest income                          $146,190        $242,038
 Dividend income                            32,673           7,198
 Miscellaneous                               7,839           5,708

                                          $186,702        $254,944

NOTE 10 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

 Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at August 31, 1999 and November 30, 1998 were as follows:

                                          August 31,        November 30,
                                             1999                1998

   Current:                           COST       MARKET   COST     MARKET

   Corporate obligations          $1,040,045 $1,043,648$  780,776$  786,233
   Government obligations
     (including mortgage
              backed securities)        -          -      841,067   847,219
   Other equity invest-
     ments                            32,893     28,090      -         -

       Total                       1,072,938  1,071,738 1,621,843 1,633,452

   Non-Current:

   Corporate obligations             190,000    190,000 1,030,044 1,038,450
   Government obli-
     gations                         562,202    553,166   298,600   298,931
      Preferred stock                512,561    488,257   512,561   511,500
   Other equity
     investments                     469,092    400,589   361,000   323,372

       Total                       1,733,855  1,632,012 2,202,205 2,172,253


       Total                      $2,806,793 $2,703,750$3,824,048$3,805,705

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

 The market value at August 31, 1999 was $2,703,751 as compared to $3,805,705 at November 30, 1998.
 The cost and market values of the investments at August 31, 1999 were as follows:
        COL. A                                        COL. B      COL. C      COL.D           COL.E
                                                                                         Amount at Which
                                                                                         Each Portfolio
                                                     Number of                 Market   Of Equity Security
                                                Units-Principal               Value of   Issues and Each
                                                    Amount of                Each Issue  Other Security
 Name of Issuer and            MaturityInterest      Bonds and   Cost of    at Balance    Issue Carried in
 Title of Each Issue            Date     Rate        Notes     Each Issue    Sheet Date    Balance Sheet


CORPORATE OBLIGATIONS:
  GMAC                         2/22/00    5.450%    $200,000    $   199,226  $  199,698    $  199,698
  GTE Southwest Deb           12/01/99    5.820%     100,000         99,851      99,916        99,916
  Virginia Electric & Power    4/01/00    5.875%     250,000        246,118     249,698       249,698
  GMAC Smartnotes             10/15/99    5.950%     200,000        200,000     200,050       200,050
  Florida Power & Light        4/01/00    5.375%     200,000        199,850     199,286       199,286
  Mid American-NB & TC-CD      8/07/01    5.600%      95,000         95,000      95,000        95,000
  Mid First Bank-CD            8/14/00    5.550%      95,000         95,000      95,000        95,000
  MBNA-CD                      8/13/01    5.650%      95,000         95,000      95,000        95,000

                                                                  1,230,045   1,233,648     1,233,648

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
 Name of Issuer and              Maturity  Interest     Bonds and   Cost of   at Balance   Issue Carried in
 Title of Each Issue             Date      Rate          Notes     Each Issue Sheet Date   Balance Sheet

GOVERNMENT OBLIGATIONS:
US Treasury Note                 11/30/00  4.625%        100,000  $   100,190  $ 98,719    $    98,719
US Treasury Note                  9/30/00  5.920         300,000      300,925   296,439        296,439
FHLMC 1628-N                   12/15/2023  6.500          50,000       34,264    33,922         33,922
FNMA 93-224-D                  11/25/2023  6.500         104,000       96,031    92,587         92,587
FNMA 94-2-N                     1/25/2024  6.500          52,000       30,792    31,499         31,499

                                                                      562,202   553,166        553,166

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

EQUITY:

Preferred Stock:
    Tennessee Valley Authority
    (QIDS) Qtrly Income Debt
    Secs - Matures 3/31/2045    3/31/00      8.00%      13,600   $  362,561  $  344,257     $  344,257

    Merrill Lynch Trust         9/30/08      7.28%       6,000      150,000     144,000        144,000

Other Equity Investments:

    First Australia Prime                                           100,000     100,000        100,000

  Dreyfus Premier Limited
    Term High Income CL B                                           133,497     116,059        116,059

  Dreyfus High Yield
     Strategies Fund                                                268,488     212,621        212,621

                                                                  1,014,546     916,937        916,937

                                                                 $2,806,793  $2,703,751      $2,703,751

                         CCA INDUSTRIES, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

                           (UNAUDITED)



  For the nine month period ended August 31, 1999, the Company adopted a plan for substantially discontinuing operations of its fragrance subsidiary company, Fragrance Corporation of America, Ltd. As a one time loss, it wrote off $1,476,226 primarily consisting of intangible assets and substantially all of the inventory of its subsidiary and incurred $919,052 of losses from dis-continued operations resulting in a net after taxes charge to income of $1,451,509.

  For the nine month period for the continuing operations, the Company had revenues of $28,585,680 and net income of $612,018 after a provision for income taxes of $290,648, as compared to revenues of $29,704,565 and net income of $1,601,711 after a provision for income taxes of $1,004,141.

  Net sales for the nine months ended August 31, 1999 of $28,398,978 were down approximately $1,050,000 from the 1998 sales for nine months of $29,449,621. Sales returns continue to run approximately 8% of gross sales. Other income of $186,702 versus $254,944 was less due to the decrease in the company's interest income due to their use of cash in financing FCA. Gross margins of 61% for the nine months were down from 62.8% from the prior year.

  Advertising, cooperative and promotional allowance expenditures decreased during the nine month period from $6,748,631 to $6,636,603. Advertising expenditures were 23.4% of sales for the nine months ended August 31, 1999 as compared with 23% for the period ended August 31, 1998. As part of the registrant's business it is necessary to enter into co-operative advertising agreements and other promotional activities with its accounts, especially upon the introduction of a new product. Both co-op advertising and promotions have a material effect on the Company's operations. If the advertising and pro-motions are successful, revenues will be increased accordingly. Should the co-op and promotions not be successful, it will have a negative impact on the Company's promotional cost per sale, and have a negative effect on income.
The Company attempts to anticipate its advertising and promotional commitments as a percent of gross sales in order to attempt to control its effect on its net income. In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently, a deferral of $1,551,113 is accordingly reflected in the balance sheet for the interim period, as compared to $1,575,814 at August 31, 1998. This deferral is the result of the Company's $5.3 million media budget for the year which contemplates lower spending in the 4th quarter than in the other three quarters; as well as the Company's co-op advertising commitments which also anticipates lower expenditures in the 4th quarter. Specifically, the Company spent approximately $4.71 million in the nine months on media adver-tising and, therefore, expensed $3.98 million and deferred $.73 million as of August 31,1999. Similarly, as of August 31, 1999, the Company's co-op advertising commitments for the year ended November 30, 1999 are anticipated to be approximately $3.3 million of which approximately $3.3 million was spent in the first nine months resulting in an expense of $2.48 million and a deferral of approximately $.82 million as of August 31, 1999.

  Comparatively as of August 31, 1998, the Company had anticipated media advertising expense in fiscal year 1998 of $5.5 million and spent approximately $5.25 million in the first nine months resulting in a deferral of approximately $1.12 million. The anticipated Co-op commitments as of August 31, 1998 were $3.1 million for the year of which $2.78 million were spent for the nine months resulting in a $.45 million deferral.

                       CCA INDUSTRIES, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

                           (UNAUDITED)

 Selling, general and administrative expenses ("SG&A") increased compared to the prior year. The increase to $9,509,870 from $8,855,642 was due mostly to the cost of improving the software programs to comply with the Y2K issues, the introduction of a website and additional sales promotions and warehouse.

 For the three month period ended August 31, 1999, net sales were $8,631,951 as compared to $9,774,723 for August 31, 1998. Income for the quarter before taxes decreased to $134,298 from $553,948. Gross margins of approximately
60% for the three months ended August 31, 1999 were down from 65% in 1998. Advertising, cooperative and promotional allowance expense during the quarter decreased to $1,851,391 from $2,683,437. Advertising expenses were 21.45% of sales for the quarter in 1999 as compared to 27.45% in 1998. Selling, general and administrative expenses were approximately 36.5% in the current quarter as compared to 31.2% in 1998.

 Research and development expenses for the three and nine months were less due to the economies of utilizing the services of more in-house staff rather than outside consultants.

 Bad debt expense for the periods decreased due to the reduction in reserves on the decreasing accounts receivable. Actual write-offs were approximately $42,000 in 1999 as compared to none in 1998. The Company's interest expense of $108,626, all of which was attributable to its discontinued operations, was up from $4,305 for the prior year period.

 The Company's sales were primarily to drugstore chains, food chains and mass merchandisers.

 The Company's financial position as at August 31, 1999 consists of current assets of $20,045,082 and current liabilities of $8,106,542. The Company's cash position increased due mostly to the liquidation of some of its marketable securities. The Company's accounts payable decreased by $53,425. During the nine month period ended August 31, 1999, shareholders' equity decreased from $15,591,651 at November 30, 1998 to $14,665,544 at August 31, 1999. This was
due primarily to the net loss generated for the period.

 During the nine months, the Company used $513,000 in operations, $454,000 to pay for costs incurred relating to the acquisition of Shiara Inc's assets in excess of their fair market value and $118,000 to purchase new fixed assets; and generated, $350,000 from new borrowings and approximately $1,037,000 from the net liquidations of securities. These factors resulted in a net increase in the Company's cash of about $294,000.

                      CCA INDUSTRIES, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

                           (UNAUDITED)

 The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, in-cluding, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

 Based on a 1998 assessment, the Company determined that it had to substantially modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereeafter. The Company presently believes that with these modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

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

 The cost of addressing the Company's Year 2000 issues is expected to be approximately $400,000 to $500,000. However, some of these costs should be offset by a grant received from the State of New Jersey to help pay for the retraining of the Company's staff. The net cost should not have a material adverse effect on the Company's cash flow or financial position. It could pos-sibly, however adversely effect the Company's earnings in the year the majority of costs are incurred. The Company is executing its Year 2000 plan through its own employees as well as various computer consultants and vendors. The Year 2000 testing and reprogramming is being done in conjunction with other ongoing maintenance and reprogramming efforts.

 The Company has a contingency plan in place in the event their Year 2000 issue is not resolved timely.

PART II, ITEM 6. (Continued)                                   EXHIBIT 11


               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 COMPUTATION OF EARNINGS PER SHARE

                            (UNAUDITED)





                                 Three Months Ended      Nine Months Ended
                                    August 31,                August 31,
                                 1999        1998          1999       1998

Item 6.

Weighted average shares
 outstanding - Basic            7,171,133   7,259,581   7,171,133   7,243,417
Net effect of dilutive stock
 options--based on the
 treasury stock method
 using average market
 price                                  *     812,644           *     777,515

Weighted average shares
 outstanding - Diluted          7,171,133   8,072,225   7,171,133   8,020,932


Net income (loss)             ($1,157,167) $  440,355 ($  839,491) $1,621,153

Per share amount
 Basic                              ($.16)       $.06    ($.12)       $.22
 Diluted                            ($.16)       $.05    ($.12)       $.20

   Stock options were not included in computed diluted weighted average shares outstanding because their effect were antidilutive.

                        CCA INDUSTRIES, INC.
                     PART II OTHER INFORMATION








 All information pertaining to Part II is omitted pursuant to the instructions pertaining to that part.

 The Company did not file any reports on Form 8-K during the nine months ended August 31, 1999.

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