Form 10-K
period 1999-11-30
CCA INDUSTRIES INC
filed 2000-02-28
CIK 721447

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K


         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Fiscal Year Ended                    Commission File Number
  November 30, 1999                                  2-85538-B


                       CCA INDUSTRIES, INC.
       (Exact Name of Registrant as specified in Charter)


     DELAWARE                           04-2795439
State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification No.)


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


The aggregate market value of the voting stock held by non-affiliates of the Registrant (i.e., by persons other than officers and directors of the Registrant), at the average high and low sales prices, at February 8, 2000, was as follows:


Class of Voting Stock                                Market Value

 5,558,525 shares; Common
 Stock, $.01 par value                                  $6,948,156


     At February 8, 2000 there were an aggregate of 7,246,085 shares of Common Stock and Class A Common Stock of the Registrant outstanding.

                     CROSS REFERENCE SHEET

                                   Headings in this Form
Form 10-K                          10-K for Year Ended
Item No.                           November 30, 1999

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

10. Directors and                  Directors and Executive
    Executive Officers             Officers
    of the Registrant

11. Executive Compensation         Executive Compensation

                                   Headings in this Form
Form 10-K                          10-K for Year Ended
Item No.                           November 30, 1999


12. Security Ownership             Security Ownership
    of Certain Beneficial          of Certain Beneficial
    Owners and Management          Owners and Management

13. Certain Relationships          Certain Relationships
    and Related Transactions       and Related Transactions

14. Exhibits, Financial            Exhibits, Financial
    Statement Schedules,           Statement Schedules,
    and Reports on Form            and Reports on Form
    8-K                            8-K

                       TABLE OF CONTENTS
Item                                                                     Page

PART I

     1. Business.................................................           1
     2. Property.................................................           6
     3. Legal Proceedings........................................           7
          4. Submission of Matters to a Vote of Security Holders            7

PART II

     5. Market for the Company's Common Stock  and Related
         Shareholder Matters......................................          8
     6. Selected Financial Data...................................          9
     7. Management's Discussion and Analysis of Financial Condition
         and Results of Operations................................         10
     7A. Quantitative And Qualitative Disclosure About Market Risk         13
     8. Financial Statements and Supplementary Data...............         13
     9. Changes In and Disagreements with Accountants On Accounting
         and Financial Disclosure.................................         14

PART III

     10. Directors and Executive Officers.........................         15
     11. Executive Compensation...................................         17
     12. Security Ownership of Certain Beneficial Owners and
         Management...............................................         23
     13. Certain Relationships and Related Transactions...........         24

PART IV

     14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.................................................         25

                             PART I


Item 1. BUSINESS

     (a) General

     CCA INDUSTRIES, INC. (hereinafter, "CCA" or "the Company") was in-corporated in Delaware in 1983.

     The Company operates in one industry segment, in what may be generally described as the health-and-beauty aids business, selling numerous products, in several health-and-beauty aids categories. All Company products are manu-factured by contract manufacturers, pursuant to the Company's specifications and formulations.

     The Company owns registered trademarks, or exclusive licenses to use registered trademarks, that identify its products by brand-name. Under most of the brand names, the Company markets several different but categorically-related products. The brand and trademark names include "Plus+White" (oral health-care products), "Sudden Change" (skin-care products), "Bikini Zone" (after-shave analgesic products for women), "Wash n Curl," "Wash n Straight" and "Pro Perm" (hair-care products), "Permathene" and "Mega 16" (dietary pro-ducts), "Nutra Nail" and "Nutra Nail 60" (nail treatments), "Hair Off" (depilatories), "IPR" (foot-care products), "Solar Sense" and "Kid Sense" (sun-care products), "Mood Magic" (lipsticks), "Cloud Dance" and "Cherry Vanilla" (perfumes).

     All Company products are marketed and sold to major drug and food chains, mass merchandisers, and wholesale beauty-aids distributors throughout the United States and Canada.

     The Company recognizes sales at the time its products are delivered to customers. However, while sales are not subject to any contract contingency, the acceptance of returns is an industry-wide practice. The Company thus esti-mates 'unit returns' based upon a review of the market's recent-historical ac-ceptance of subject products as well as current market-expectations, and equates its reserves for estimated returns in the sum of the gross profits, in the five preceding months, realized upon an equivalent number of subject-product sales. (See Item 14, Note 2). Of course, there can be no precise going-forward assurance in respect of return rates and gross margins, and in the event of a significant increase in the rate of returns, the circumstance could have a materially adverse affect upon the Company's operations.

     The Company's total net-sales revenues in fiscal 1999 (which does not include Fragrance Corporation of America Ltd. revenues -- see Discontinued Operations") were $36,926,287. Foreign sales accounted for approximately 4.5% of sales. In fiscal 1999, the Company realized (a) $23,015,886 in gross profits from continued operations. The Company incurred a loss of ($1,142,682) from discontinued operations, resulting in a total net loss of ($291,099). At
fiscal year end,  total assets were $21,494,987.   (See the Financial State-
ments and Notes, at Item 14).

     Including the principal members of management (see Directors and Executive Officers), the Company, at November 30, 1999, had 133 sales, administrative, creative, accounting, receiving, and warehouse personnel in its employ.

     (b) Discontinued Operations

     In 1998, CCA (a) purchased certain perfume-product inventory and obtained exclusive license to use certain associated trademarks (see below, License Agreements - Shiara), (b) caused the incorporation of Fragrance Corporation of America Ltd. (hereinbelow "FCA"), (c) advanced approximately $3,000,000 to FCA. for perfume-product inventory, other assets and working capital, and (d) entered into a Shareholders Agreement, as the 80% shareholder of FCA, pursuant to which the 20% shareholders (three persons) were engaged to market the per-fume product line and to devote their full business-time to FCA. (The minority shareholders, whose employment by FCA has been terminated, had no prior affili-ation with the Company, were never directors or officers of CCA, and were never involved in CCA management or policy making.)

     Net sales of perfume products were approximately $3,700,000 during fiscal 1998, but decreased to $2,100,000 in fiscal 1999. In February of 1999, employment agreements with FCA's minority shareholders (included in the 1998 Shareholders Agreement) were replaced by short-term consulting agreements, which were terminated in October of 1999. Contemporaneously, the Company for-malized a plan to discontinue the operations of FCA, terminated all FCA em-ployees, closed its Chicago facility, abandoned the majority of its inventory, and discontinued the marketing of all of its products except "Cherry Vanilla"
and "Cloud Dance." (See "License Agreement-Shiara")   The marketing of those
perfumes has been assumed by CCA.

     In 1999, the Company credited FCA with the tax benefit to be received from the loss incurred by it. This resulted in reducing the intercompany advances from approximately $3 million to approximately $2.15 million. Since the net realizable value of FCA's assets at November 30, 1999 was estimated to be approximately $1 million, a resultant loss from the discontinued operations of approximately $1.15 million is reflected accordingly in the statement of income. (See Item 7, Management's Discussion And Analysis of Financial Condi-tion And Results of Operations, and the Financial Statements and Notes included in Item 14.)

     (c) Manufacturing and Shipping

     The Company creates formulations, chooses colors and mixtures, and arranges with independent contractors for the manufacture of its products pur-suant to Company specifications. Manufacturing and component-supply arrange-ments are maintained with several manufacturers and suppliers. Almost all orders and other product shipments are delivered from the Company's own ware-house facilities, which results in more effective inventory control, more ef-ficient shipping procedures, and the realization of related economies.

     (d) Marketing and Advertising

     The Company markets its products through an in-house sales force of employees, and independent sales representatives throughout the United States, to major drug, food and mass-merchandise retail chains, and leading whole-salers.

     The Company sells its products to approximately 600 accounts, most of which have numerous outlets. Approximately 40,000 stores carry at least one Company product.

     During the fiscal year ended November 30, 1999, the Company's two largest customers were WalMart (approximately 27% of sales) and Walgreen (approximately 11%). The loss of either of these principal customers, or substantial reduc-tion of sales revenues realized from their business, could materially and nega-tively effect the Company's earnings.

     Most of the Company's products are not particularly susceptible to seasonal-sales fluctuation. However, sales of depilatory, sun-care and diet-aids products customarily peak in the Spring and Summer months, while fragrance-product sales customarily peak in the Fall and Winter months.

     The Company has an in-house advertising department. The advertising staff designs point-of-purchase displays, including 'blister cards', sales brochures and packaging layouts. The production of displays, brochures, layouts and the like is accomplished through contract suppliers.

     The Company primarily utilizes local and national television advertise-ments to promote its leading brands. On occasion, print and radio advertise-ments are engaged. In addition, and more-or-less continuously, store-centered product promotions are co-operatively undertaken with customers.

     Each of the Company's brand-name products has attraction for a particular demographic segment of the consumer market, and advertising campaigns are directed to the respective market-segments.

     The Company's in-house staff is responsible for the 'traffic' of its advertising. Placement is accomplished directly and through media-service companies.

     (e) "Wholly-Owned" Products

     The majority of the Company's sales revenues are from sales of the Company's "wholly-owned" products lines (i.e. , Company products sold under trademark names owned by the Company, and not subject to any other party's interest or license), including "Plus+White" toothpaste, "Sudden Change", "Bikini Zone", "Wash-n-Curl", "Wash n Straight," and "Mood Magic".

     "Plus + White" accounted for approximately 38.1% of the Company's net sales during fiscal 1999, "Sudden Change" accounted for approximately 20.5%,

"Hair-Off" (a licensed product -- see License Agreements), accounted for ap-proximately 10.9%, and "NutraNail" (another licensed product) accounted for approximately 11.1%. (No other Company product accounted for as much as 10%.)

     (f) License Agreements

          i. Alleghany Pharmacal

     In 1986, the Company entered into a license agreement with Alleghany Pharmacal Corporation (the "Alleghany Pharmacal License"). Under the terms of the Alleghany Pharmacal License, the Company was granted, and yet retains, the exclusive right to manufacture and market certain products, and to use their associated trademarks, including "Nutra Nail," "Nutra Nail 60," "Pro Perm," "Hair Off," "Permathene", and "IPR ."

     The Alleghany Pharmacal license requires the Company (a) to pay royalties of 6% per annum on net sales of hair-care products ("Pro-Perm"), dietary pro-ducts ("Permathene") and foot-care products ("IPR"), "Nutra-Nail" nail-enamel products, and "Hair-Off" depilatories; and (b) to pay 1% royalties on net sales of a "Hair-Off" mitten that is a depilatory-product accessory, and "Nutra Nail 60," a fast acting nail enamel.

     The Company is required to pay not less than $360,000 per annum in order to maintain exclusive rights under the Alleghany Pharmacal License. (Royalties have always exceeded the minimum; but, if they did not, the Company would be entitled to maintain exclusive license rights by electing to pay the 'difference.' At the same time, the Company would not be required to pay any fee in excess of royalties payable in respect of realized sales if sales did not yield 'minimum royalties' and the Company chose in such circumstance to concede the license rights.)

     The Alleghany Pharmacal License agreement provides that if, and when, in aggregate, $9,000,000 in royalties has been paid thereunder, the royalty-rate for those products now 'charged' at 6% will be reduced to 1%. Through November 30, 1999, the Company had paid or accrued Alleghany-Pharmacal license royalties in the sum of $6,824,511.

     The products subject to the Alleghany-Pharmacal License accounted for approximately $10,772,000 and 29% of net sales in the fiscal year ended November 30, 1999.

          ii. Shiara

     The Company's perfume-product line, marketed from commencement in the Spring of 1998 by the FCA subsidiary (see above Discontinued Operations), resulted (a) upon CCA's purchase in 1998, from a bank creditor of Shiara, Inc., of inventory and other assets, including perfume formulas, previously owned by Shiara, Inc., for the sum of $1,141,711 and (b) a contemporaneous License Agreement with Shiara Holdings, Inc., pursuant to which CCA acquired ex-clusive license to use certain trademark names, including "Cloud Dance,"
"Cherry Vanilla" and "Mandarin Vanilla" (the "Shiara License").

     The Shiara License requires the Company to pay royalties of 5% per annum on net sales of all products sold under the "Cloud Dance," "Cherry Vanilla" and "Mandarin Vanilla" trademarks until royalties totaling $2,000,000 are paid, and royalties of one-half of 1% thereafter. (The Company has discontinued its marketing of "Mandarin Vanilla.")

     The Shiara License provides minimum royalties of $150,000 per year (from June 1, 1999), but the Company is negotiating for an amendment to reduce the minimum-royalties requirement. In any event, the Company would not be required to pay any sum in excess of royalties payable in respect of realized sales if sales did not yield minimum royalties and the Company chose in such circum-stance to concede the license rights.

          iii. Solar Sense, Inc.

     CCA commenced the marketing of its sun-care products line following a May 1998 License Agreement with Solar Sense, Inc. (the "Solar Sense License"), pursuant to which it acquired the exclusive right to use the trademark names "Solar Sense" and "Kids Sense" (and several other names that it has not marketed), and the exclusive right to market mark-associated sun-care products. The Solar Sense License requires the Company to pay a 5% royalty on net sales of License Agreement products, the marketing of which commenced in November 1998, and produced $729,392 in net sales during fiscal 1999.

     If minimum royalties of $40,000 do not result, CCA's license rights will be terminated unless it chooses to pay the 'difference' between sales-realized royalties and $40,000.

          iv. Other Licenses

     The Company has entered into various other license agreements, none of which has had material impact upon the Company's sales or financial results.

     (g) Trademarks

     The Company's own trademarks and licensed-use trademarks serve to identify its products and proprietary interests and the Company considers these marks to be valuable assets. However, there can be no assurance, as a practical matter, that trademark registration results in marketplace advantages, or that the presumptive rights acquired by registration will necessarily and precisely protect the presumed exclusivity and asset value of the marks.

     (h) Competition

     The market for cosmetics and perfumes, and health-and-beauty aids products in general, including patent medicines, is characterized by vigorous competi-tion among producers, many of which have substantially greater financial, technological and marketing resources than the Company. Major competitors such as Revlon, L'Oreal, Colgate, Del Laboratories, Unilever, and Procter & Gamble have Fortune 500 status, and the broadest-based public recognition of their products. Moreover, a substantial number of other health-and-beauty aids manufacturers and distributors may also have greater resources than the Company.

     (i) Government Regulation

     All of the products that the Company markets are subject or potentially subject to particular regulation by government agencies, such as the U.S. Food and Drug Administration, the Federal Trade Commission, and various state and/or local regulatory bodies. In the event that any future regulation were to re-quire new approval for any in-the-market for product, or should require ap-proval for any planned product, the Company would attempt to obtain the necessary approval and/or license, assuming reasonable and sufficient market expectations for the subject product. However, there can be no assurance, in the absence of particular circumstances, that Company efforts in respect of any future regulatory requirements would result in approvals and issuance of licenses. Moreover, if such license-requirement circumstances should arise, delays inherent in any application-and-approval process, as well as any refusal to approve, could have a material adverse affect upon existing operations (i.e., concerning in-the-market products) or planned operations.

     (j) Y2K

     The Company expended approximately $500,000 in fiscal 1999 for 'Y2K preparation.' It has not experienced any significant problems, nor incurred significant additional costs in respect of Y2K matters. Moreover, the Company has submitted an application with the State of New Jersey pursuant to its statewide program for a grant to compensate the Company for the "Y2K retrain-ing" of its staff. The results of the application have not been determined.

Item 2. PROPERTY

     The principal executive offices of the Company are located at 200 Murray Hill Parkway, East Rutherford, New Jersey. There, under a net lease, the Com-pany occupies approximately 62,500 square feet of space. Approximately 45,000 square feet in such premises is used for warehousing and 17,500 for offices. The annual rental is $259,284. The lease expires on March 31, 2001, but the Company has a five-year renewal option.

     The Company leases an additional 45,000 square feet of warehouse space in Paterson, New Jersey, on a net lease basis, for $13,088 per month. That lease expires on May 31, 2000.

Item 3. LEGAL PROCEEDINGS


     The Company is not engaged in any material litigation, but is involved in various legal proceedings in the ordinary course of its business activities.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     On June 22, 1999, the Company held its annual meeting of shareholders. The actions taken, and the voting results thereupon, were as follows:

     (1) David Edell, Ira W. Berman, Jack Polak, and Stanley Kreitman were elected as directors by the holders of Class A Common Stock. (No proxy was solicited therefor, whereas Messrs. Berman, Polak and David Edell own more than 98% of the Class A Common Stock, and they proposed themselves and Mr. Kreitman.)

     (2) As proposed by Management, Sidney Dworkin, Dunnan Edell and Rami Abada were elected as directors by the holders of the Common Stock.

     (3) The Board's appointment of Sheft Kahn & Company LLP as the Company's independent certified public accountants for the 1999 fiscal year was approved.

     The Company has not submitted any matter to a vote of security holders since the 1999 Annual Meeting.

                             PART II


Item 5. MARKET FOR THE COMPANY'S COMMON STOCK
        AND RELATED SHAREHOLDER MATTERS


     In August of 1999, the Company's Management received, by letter, an unsolicited proposal pursuant to which the communicant, who presented to be the sole owner of a company unknown to Management, and who did not present any particular or formal financial information concerning his or his company's 'ability to purchase,' proposed an offer of $3 per share for all Company shares. Management rejected the proposal in consequence of their unanimous opinion, among other things, that as against the Company's actual value, the sum was insufficient. No formal offer followed, and no further communication was received from the proposing party.

     The Company's Common Stock is traded on the NASDAQ National Market. The range of high and low sales prices during each quarter of the 1999 and 1998 fiscal years is as follows:


               Quarter Ended               1999              1998


     February 28                      2.125 - 1.125     2 11/16 - 2 1/16
     May 31                             1.5 - 1.063      3 5/16 - 2  3/8
     August 31                        1.781 - 1.156       2 3/4 - 1  5/8
     November 30                      2.031 - 1.25        1 7/8 - 1 1/16

     The published high and low sales prices on February 8, 2000 were 1 9/32 and 1 7/32.

     The Company issued a total of 75,000 unregistered shares of its Common Stock, and no other unregistered securities, during the 1999 fiscal year. The issuance of unregistered shares resulted upon exercises of Stock Options is-sued pursuant to the Company's Stock Option Plans (See "Executive Compensa-tion") as follows: 45,000 shares upon David Edell's November 1999 exercise of 60,000 options, paid for with 15,000 shares of the Company's stock; 30,000 shares upon Ira Berman's November 1999 exercise of 40,000 options, paid for with 10,000 shares of the Company's stock. (David Edell is the Company's President and Chief Executive Officer, and Ira Berman is its Corporate Secretary and Executive Vice President. See, "Directors and Executive Officers.")

     As at February 8, 2000, there were approximately 350 holders of shares of the Company's equity stock. (There are a substantial number of shares held of record in various street and depository trust accounts which represent approximately 1000 additional shareholders.)

     The Company has never paid any dividend, and does not expect to pay and dividend in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

                                                       Year Ended November 30,
                                  1999            1998        1997           1996         1995
Statement of Income
  Sales                         $36,926,287     $37,402,678$ 37,708,922    $39,469,098 $36,849,803

  Other income                      285,469         318,296     293,953        235,925     316,928

                                 37,211,756      37,720,974  38,002,875     39,705,023  37,166,731

Costs and Expenses               35,841,367      35,001,894  34,730,052     37,790,397  39,397,255

Income (Loss) Before
  Provision for Income
  Taxes                           1,370,389       2,719,080   3,272,823      1,914,626 ( 2,230,524)

(Loss) Income from
  Discontinued Operations       ( 1,142,682)         61,570     -              -           -

Net Income (Loss)               (   291,099)      1,667,974   2,031,494      1,051,334 ( 1,354,584)

Earnings Per Share:
  Basic                         ($      .04)     $      .23  $      .28     $      .15 ($      .20)

  Diluted                       ($      .04)     $      .21  $      .25     $      .13 ($      .20)

Weighted Average Number
  of Shares Outstanding           7,264,750       7,243,956   7,205,904      7,120,099   6,794,368

Weighted Average Number
 of Shares and Common Stock
 Equivalents Outstanding          7,893,362       8,075,169   8,108,482      7,989,383   6,794,368


Balance Sheet Data:
                                                           As At November 30,
                                   1999           1998        1997           1996         1995

Working Capital                 $12,291,890     $12,067,263 $11,331,810    $ 9,367,639 $ 8,191,830
Total Assets                     21,494,987      24,010,136  19,224,291     17,038,752  18,138,359
Total Liabilities                 6,328,905       8,410,687   5,139,769      4,983,870   7,287,570
Total Stockholders' Equity       15,166,082      15,599,449  14,084,522     12,054,882  10,850,789

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On March 3, 1986, the Company entered into a Licence Agreement with Alleghany Pharmacal Corporation under the terms of which the Company was granted the exclusive right to use the licensed products & trademarks for the manufacture and distribution of the products subject to the License Agreement. Under the terms of the Alleghany Pharmacal License (see "Business-License Agreements"), the royalty-rate for those Alleghany Pharmacal License products now 'charged' at 6% will be reduced to 1% after the sum of $9,000,000 in royalties has been paid thereunder. (Certain products subject of the license are, even now, 'charged' at only 1%. See "Business-License Agreements").

     As at November 30, 1999, the Company had paid or accrued $6,824,511 in royalty payments.

Comparison of Results for Fiscal Years 1999 and 1998

     The Company's revenues decreased from $37,720,884 in fiscal 1998 (ex-cluding sales from discontinued operations of $3,681,296) to $37,211,756 in fiscal 1999 (excluding sales from discontinued operations of $2,102,649) due primarily to the decrease in its sales of its "Nutra 60" line, which it has discontinued marketing. The Company also adopted a plan to discontinue opera-tions of its 80% owned subsidiary, Fragrance Corporation of America, Ltd. (FCA) and, accordingly, reflected a loss from the discontinued operations of $1,142,682.

     Gross profit margins were 37.7% as compared to prior year's gross profit margins of 38.1%. Income before taxes decreased from $2,719,080 to $1,370,389. The decrease was attributable to the decrease in approximately $500,000 of revenues, approximately $500,000 of costs of converting to the MegaSys Software Systems for Y2K readiness and E.D.I. integration, and an increase in adver-tising and cooperative promotions of approximately $500,000.

     Research and development expenses and bad debt expenses were substantially similar to the prior year, respectively, $581,360 to $562,708 (research); $135,949 to $132,831 (bad debt).

     Net income from continuing operations was $851,583 as compared to $1,576,239. A loss of $1,142,682 from discontinuing operations resulted in a net loss of $291,099 in fiscal 1999 as compared to a net profit of $1,667,974 in fiscal 1998.


Comparison of Results for Fiscal Years 1998 and 1997

     The Company's revenues increased from $38,002,875 in fiscal 1997 to $41,402,270 in fiscal 1998, due to approximately $3,700,000 of perfume-product sales by the then newly formed Fragrance Corp. subsidiary. CCA's sales for the year were down slightly due to lower international sales as well as a small drop in sales of a few of its core products. There were no significant changes in the products sold in either volume or price, or in the history of returns.

     Gross margins for the year were 63% in 1998, up from 62% in fiscal 1997. This was due primarily to the gross margins realized upon Fragrance Corp. sales.

     Management kept its advertising, cooperative and promotional budget in line with is sales projections for fiscal 1998 by keeping its expenses to $8,882,106 and to 22% of net sales, which expenses and rate were substantially equivalent to 1997's experience ($8,450,461 and 22% of net sales).

     Research and development expenses for fiscal 1998 were lower than in fiscal 1997 by approximately $120,000 due to the economies realized from uti-lizing increased in-house-staff services, and fewer outside consultants.

     Bad debt expense increased significantly in fiscal 1998 [$201,630, vs. $17,779 in fiscal 1997] due to necessary reserves on increased accounts receivable. Actual write-offs were approximately $50,000 in 1998 and $6,000 in 1997.

     The Company's interest expense also increased in fiscal 1998, due to its use of a bank credit line to fund approximately one-half of the advances of approximately $3,000,000 made to Fragrance Corp., for working capital and the initial purchase of perfume-product inventory.

     The increase in selling, general and administrative expenses of $2,432,288 [$13,579,182 in fiscal 1998 as compared to $11,146,894 in 1997] was associated with the start-up of Fragrance Corp. and the increased overheard of its new operations as well as the increase in royalties and commissions paid in respect of CCA's own products due to fluctuations in the mix of product sales. Thus, the Company realized a slightly lower pre-tax profit of $2,832,175, down from $3,272,823, despite the increase in sales and the realization of marginally better gross margins.

Liquidity and Capital Resources

     As at November 30, 1999, the Company had working capital of $12,291,890 as compared to $12,067,263 at November 30, 1998. The ratio of total current assets to current liabilities was 2.9 to 1 as compared to a ratio of 2.4 to 1 for the prior year. Stockholders' equity decreased to $15,166,082 from $15,599,449.

     The Company's cash position at year end increased to $807,360 from $542,289 as at November 30, 1998. The increase was due mostly to the re-duction in inventory ($2.8 million), accounts receivable ($.5 million), and securities ($375,000). The Company utilized approximately $157,000 in the acquisition of property and equipment, $468,000 for intangible assets, $150,000 to reduce debt, $1.3 million to reduce payables and $1.15 million to pay income taxes.

     Inventories ($6,235,270 vs. $9,059,456) were down $2,824,186 and accounts receivable ($7,371,532 vs. $7,878,000) decreased $506,468. Current liabilities ($6,328,905 vs. $8,410,687) decreased by $2,081,782.

     As of November 30, 1999, the Company was utilizing $1,400,000 of the funds available under its $5,000,000 credit line. The Company has issued a security agreement in connection with the bank financing.

Year 2000 Issue

     The Company expended approximately $500,000 for Y2K preparations and address of potential Y2K problems. However, it is anticipated that a grant from the state of New Jersey, for 'Y2K retraining' of the Company's staff, will offset some of the Company's Y2K expenses, which did not have a material adverse effect on the Company's cash flow or financial position, but did decrease the Company's earnings.

     The Company did not suffer any material Y2K problems, nor any material delay or expense as the result of any customer's (or other third-party's) Y2K experience.

Inventory, Seasonality, Inflation and General Economic Factors

     The Company attempts to keep its inventory for every product at levels that will enable shipment against orders within a three week period. However, certain components must be inventoried well in advance of actual orders because
of time-to-acquire circumstances.   For the most part, purchases are based upon
projected quarterly requirements, which are projected based upon sales indica-tions received by the sales and marketing departments, and general business factors. All of the Company's contract-manufacture products and components are purchased from non-affiliated entities. Warehousing is provided at Company facilities, and all products are shipped from the Company's warehouse facilities.

     None of the Company's products are particularly seasonal, but sales of its sun-care, depilatory and diet-aid products usually peak during the Spring and Summer seasons, and perfume sales usually peak in Fall and Winter. The Company does not have a product that can be identified as a 'Christmas item.'

     Because its products are sold to retail stores (throughout the United States and, in small part, abroad), sales are particularly affected by general economic conditions. Accordingly, any adverse change in the economic climate can have an adverse impact on the Company's sales and financial condition. The Company does not believe that inflation or other general economic circumstance that would negatively affect operations can be predicted at present, but if such circumstances should occur, they could have material and negative impact on the Company's net sales and revenues; and, more particularly, unless the Company were able to pass along related cost increases to its customers, upon gross margins.

Item 7A. QUANTITATIVE AND QUALITATIVE
         DISCLOSURE ABOUT MARKET RISK


     The Company's financial statements (See Item 14) record the Company's investments under the equity method (i.e., at date-of-statement market value). The investments are, categorically, in "Government Obligations" and "Corporate Obligations" (which, primarily, are intended to be held to maturity) and "Equity." Less than $1 million of the Company's $3.3 million portfolio of investments (approximate, as at Nov. 30, 1999) is invested in the "Equity" category, and all investments in that category are Preferred Stock or Mutual Fund holdings. Whereas the Company does not take positions or engage in trans-actions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, it does not believe that its investment-market risk is material.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The Financial Statements are listed under Item 14 in this Form 10-K. The following financial data is a summary of the quarterly results of operations (unaudited) during and for the years ended November 30, 1999 and 1998:

                                        Three Months Ended

Fiscal 1999                 Feb. 28      May 31        Aug. 31      Nov. 30

Net Sales                $8,657,183   $11,109,844    $8,631,951   $8,527,309
Total Revenue             8,698,161    11,152,945     8,734,574    8,626,076

Cost of Products Sold     3,539,119     4,052,904     3,481,368    2,837,010

Income from Continuing
  Operations                  9,929       506,488        95,601      239,565

Income (Loss) from Dis-
continued Operations         61,732   (   260,473)  ( 1,252,768)     308,827

Net Income                   71,661       246,015   ( 1,157,167)     548,392

                        Basic Diluted Basic Diluted Basic Diluted Basic Diluted Earnings Per Share:
  Continuing Operations    .00  .00      .07   .06     .01   .01     .03  .03
  Discontinued Operations  .01  .01     (.04) (.04)    (.17)(.17)    .04  .04
  Net                      .01  .01      .03   .03     (.16)(.16)    .08  .07

                                         Three Months Ended

Fiscal 1998                 Feb. 28      May 31      Aug. 31        Nov. 30

Net Sales                $9,352,431   $10,322,467    $9,774,723    $7,953,057
Total Revenue             9,438,685    10,419,739     9,846,141     8,016,409

Cost of Products Sold     3,587,114     3,973,404     3,384,348     3,307,018

Income from Continuing
  Operations                375,955       865,690       360,066         4,693

Income (Loss) from Dis-
  continued Operations         -      (    60,846)       80,289        42,127

Net Income                  375,955       804,844       440,355        46,820

                       Basic Diluted Basic Diluted Basic Diluted Basic Diluted Earnings Per Share:
  Continuing Operations  .05  .05        .12   .11     .05   .04     .00  .00
  Discontinued Operations.00  .00       (.01) (.01)    .01   .01     .01  .01
  Net                    .05  .05        .11   .10     .06   .05     .01  .01


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE


     The Company did not change its accountants within the twenty-four months prior to the date of the most recent financial statements (nor since), and had no reported disagreement with its accountants on any matter of accounting prin-ciples or practices.

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

     David Edell, age 68, is a director, and the Company's President and Chief Executive Officer. Prior to his association with the Company he was a marketing and financial consultant; and, by 1983, he had extensive experience in the health and beauty aids field as an executive director and/or officer of Hazel Bishop, Lanolin Plus and Vitamin Corporation of America.

     Ira W. Berman, age 68, is the Company's Executive Vice President and Corporate Secretary. He is also Chairman of the Board of Directors. Mr. Berman is an attorney who has been engaged in the practice of law since
1955.  He received a Bachelor of Arts Degree (1953) and Bachelor of Laws Degree
(1955) from Cornell University, and is a member of the American Bar Associa-tion.

     Dunnan Edell is the 44 year-old son of David Edell. He has been a director since 1994. A Senior Vice President-Sales, he joined the Company in 1984 and was appointed Divisional Vice-President in 1986. He was employed by Alleghany Pharmacal Corporation from 1982 to 1984, and by Hazel Bishop from 1977 to 1981.

     Drew Edell, the 42 year-old son of David Edell, is a graduate of Pratt Institute, where he received a Bachelor's degree in Industrial Design. He joined the Company in 1983, and in 1985 he was appointed Vice President-Product Development and Production.

     John Bingman, age 48, received a Bachelor of Science degree from Farleigh Dickenson University in 1973. He is a certified public accountant who prac-ticed with the New Jersey accounting firm of Zarrow, Zarrow & Klein from 1976 to 1986.

     Jack Polak, age 87, has been a private investment consultant since April 1982, and holds a tax consultant certification in The Netherlands. From 1977 until 1995, he was a director of Petrominerals Corporation, a public company engaged in oil and gas production, located in Tustin, California. From August 1993 until February 1995, he was a director of Convergent Solutions, Inc. From February 1995 (upon a merger involving Convergent Solutions) until December 1999, he was a director and member of the Audit and Compensation Committee of K.T.I. Industries, Inc. a public company based in Guttenberg, NJ and engaged in the waste - to - energy business.

     Stanley Kreitman, age 68, has been Vice Chairman of the Board of Manhattan Associates, an equity - investment firm, since 1994. He is also a director of Medallion Financial Corp., an SBIC. Mr. Kreitman has been Chairman of the Board of Trustees of the New York Institute of Technology since 1989, and of Crime-Stoppers Nassau County (NY), since 1994. Since February 1999 and June 1999, respectively, he has been a member of the Board of Directors of K.S.W. Corp. and P.M.C.C. Mortgage Corp. He is also a director and/or executive committee member of the following organizations: The New York City Board of Corrections, The New York City Police Foundation, St. Barnabas Hospital, The New York College of Osteopathic Medicine, and the Police Athletic League. From 1975 until 1993, he was President of United States Banknote Corporation, a securities printer.

     Sidney Dworkin, age 79, has been a director since 1985. He was one of the founders, and, was the President and Chairman of the Board of Revco D.S., Inc., from 1966 until 1987, when it one of the largest drug store chains in the United States. Mr. Dworkin is a certified public accountant and a graduate of Wayne State University. He is also a director of Northern Technologies International, Inc., Crager Industries, Inc. and Viragen Inc., and is Chairman of Comtrex Systems, Inc., MarbleEdge Group, Inc., Nova Pet, Inc. and Paragon Mortgage, Inc. He was a director of Neutrogena Corp. until its acquisition by Johnson & Johnson, and is a former Chairman of the National Association of Chain Drug Stores.

     Rami G. Abada, age 40, is the President and Chief Operating Officer of the publicly-owned Jennifer Convertibles, Inc. He has been its Chief Operating Officer since April of 1994. From 1982 to 1994, he was a Vice President of Operations in the Jennifer Convertibles organization. Mr. Abada, who is Ira Berman's son-in-law, earned a B.B.A. in 1981 upon his graduation from Bernard Baruch College of The City University of New York.

Item 11. EXECUTIVE COMPENSATION


     i. Summary Compensation Table

     The following table summarizes compensation earned in the 1999, 1998 and 1997 fiscal years by all of the executive officers whose fiscal 1999 compensation exceeded $100,000, including the Chief Executive Officer
(the "Named Officers").


               Annual Compensation           Long-Term Compensation

                                                      Number
                                           All       of Shares
                                          Other       Covered
Name and                                  Annual     by Stock        Other
Principal                                 Compen-     Options       Long-Term
Position         Year  Salary    Bonus    sation(1)  Granted(2)   Compensation

David Edell,     1999 $401,468   111,546   17,088       -              0
President        1998  378,743   151,604   19,429       -              0
and Chief        1997  357,305   171,254   24,812    100,000           0
Executive
Officer

Ira W. Berman,   1999 $401,468(3)111,546  16,666        -              0
Secretary        1998  378,743(3)151,604  16,403        -              0
and Executive    1997  357,305(3)171,254  22,345     100,000           0
Vice President

Dunnan Edell,    1999 $200,000      -      7,614        -              0
Executive        1998  200,000      -      9,787        -              0
Vice President   1997  200,000    25,000  14,898      50,000           0
-  Sales

Drew Edell,      1999 $150,000    12,000   1,468        -              0
Vice Presi-      1998  150,000      -      2,508        -              0
dent-Manu-       1997  131,800    15,000   2,283      50,000           0
facturing

-------------------------

(1) Includes the personal-use value of Company-leased automobiles, the value of Company-provided life insurance, and health insurance that is made available to all employees, plus directors fees paid to Messrs. David Edell, Ira Berman and Dunnan Edell.

(2) Information in respect of stock option plans appears below in the sub-topic, Employment

(3) Includes $99,396 paid to Ira W. Berman & Associates, P.C.


     ii. 1999 Option Grants, Fiscal Year Option Exercises,
         Year-End Option Valuation, Option Repricing

     No new options were issued to any of the Named Officers in fiscal 1999.

     The next table identifies 1999 fiscal-year option exercises by Named Officers, and reports a valuation of their options.


                         Fiscal 1999 Aggregated Option Exercises
                           and November 30, 1999 Option Values


            Number of             Number of Shares
            Shares                 Covered by Un-       Value of Unexercised
            Acquired     Value    exercised Options    In-the-Money Options
           On Exercise  Realized  at November 30, 1999  at November 30, 1999(1)

David Edell     60,000    96,125         457,500               278,592
Ira W. Berman   40,000    65,000         502,000               317,542

---------------------

(1) Represents the difference between market price and the respective exercise prices of options at November 30, 1999.

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

-------------------

(1) The full Board of Directors authorized the repricing in consequence of a declining market valuation, inconsistent with the Company's realizable value. The market price of the Common Stock at the date of repricing was $1.50; and, at that date, the original option terms (10 years from August 1, 1997) had approximately 8 years and 10 months to run. When the options were originally issued, on August 1, 1997, the market price of the Company's Common Stock was $2.50.

      iii.  Compensation of Directors

     Each director was paid $2,000 per meeting for attendance of board meetings in fiscal 1999 (without additional compensation for committee meetings). No options were granted to any director. (Options issued to each of them in fiscal 1997 were re-priced in 1998. The number of re-priced options, old and new prices, issuance dates and at-issuance market prices in respect thereof are reported above.)

     The full Board of Directors met four times in 1999.

       iv.  Executive Compensation Principles;
            Audit and Compensation Committee

     The Company's Executive Compensation Program is based on guiding prin-ciples designed to align executive compensation with Company values and ob-jectives, business strategy, management initiatives, and financial performance.

In applying these principles the Audit and Compensation Committee of the Board of Directors, comprised of David Edell, Ira W. Berman, Stanley Kreitman, Jack Polak and Rami Abada, which met three times in 1999, has established a program to:


     Reward executives for long-term strategic management and the enhancement of shareholder value.

     Integrate compensation programs with both the Company's annual and long -term strategic planning.

     Support a performance-oriented environment that rewards performance not only with respect to Company goals but also Company performance as com-pared to industry performance levels.


     v. Employment Contracts/Compensation Program

     The total compensation program consists of both cash and equity based compensation. The Audit and Compensation Committee (the "Committee") determines the level of salary and bonuses, if any, for key executive officers other than Messrs. David Edell and Ira Berman (whose compensation rights are provided by contract). The Committee determines the salary or salary range based upon competitive norms. Actual salary changes are based upon per-formance, and bonuses were awarded by the Committee in consideration of the Company's performance during 1999.

     On March 17, 1994, the Board of Directors approved 10-year employment contracts for David Edell and Ira Berman (with Mr. Edell and Mr. Berman ab-staining). Pursuant thereto, each is entitled to a base salary of $300,000, plus a CPI or 6% increment each year ("base salary"), and an additional sum measured as 2.5% of the Company's pre-tax income, less depreciation and amortization, plus 20% of the base salary.

     In February of 1999, the additional sum measurement in the David Edell and Ira Berman employment contracts was amended to provide as follows: 2.5% of the Company's earnings before income taxes, depreciation, amortization, and all expenditures for media and cooperative advertising and promotion in excess of $8,000,000, plus 20% of the base salary.

     Long-term incentives are provided through the issuance of stock options.

     vi. Stock Option Plans

     The Company's 1994 Stock Option Plan covers 1,000,000 shares of its Common Stock.

     (The 1984 Stock Option Plan covered 1,500,000 shares of its Common Stock, and the 1986 Stock Option Plan covered 1,500,000 shares of its Common Stock.)

     The 1994 Option Plan provides (as had the 1984 and 1986 plans) for the granting of two (2) types of options: "Incentive Stock Options" and "Nonquali-fied Stock Options". The Incentive Stock Options (but not the Nonqualified Stock Options) are intended to qualify as "Incentive Stock Options" as defined in Section 422(a) of The Internal Revenue Code. The Plans are not qualified under Section 401(a) of the Code, nor subject to the provisions of the Employee Retirement Income Security Act of 1974.

     Options may be granted under the Options Plans to employees (including officers and directors who are also employees) and consultants of the Company, provided, however, that Incentive Stock Options may not be granted to any non-employee director or consultant.

     Option plans are administered and interpreted by the Board of Directors. (Where issuance to a Board member is under consideration, that member must ab-stain.) The Board has the power, subject to plan provisions, to determine the persons to whom and the dates on which options will be granted, the number of shares subject to each option, the time or times during the term of each when options may be exercised, and other terms. The Board has the power to delegate administration to a Committee of not less than two (2) Board members, each of whom must be disinterested within the meaning of Rule 16b-3 under the Securities Exchange Act, and ineligible to participate in the option plan or in any other stock purchase, option or appreciation right under plan of the Company or any affiliate. Members of the Board receive no compensation for their services in connection with the administration of option plans.

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

     Under the plans, options will terminate three (3) months after the optionee ceases to be employed by the Company or a parent or subsidiary of the Company unless (i) the termination of employment is due to such person's permanent and total disability, in which case the option may, but need not, provide that it may be exercised at any time within one (1) year of such termi-nation (to the extent the option was vested at the time of such termination); or (ii) the optionee dies while employed by the Company or a parent or subsi-diary of the Company or within three (3) months after termination of such employment, in which case the option may, but need not provide that it may be exercised (to the extent the option was vested at the time of the optionee's death) within eighteen (18) months of the optionee's death by the person or persons to whom the rights under such option pass by will or by the laws of descent or distribution; or (iii) the option by its terms specifically provides otherwise.

     The exercise price of all nonqualified stock options must be at least equal to 85% of the fair market value of the underlying stock on the date of grant. The exercise price of all Incentive Stock Options must be at least equal to the fair market value of the underlying stock on the date of grant. The aggregate fair market value of stock of the Company (determined at the date of the option grant)for which any employee may be granted Incentive Stock Options in any calendar year may not exceed $100,000, plus certain carryover allowances. The exercise price of an Incentive Stock Option granted to any participant who owns stock possessing more than ten (10%) of the voting rights of the Company's outstanding capital stock must be at least 110% of the fair market value on the date of grant and the maximum term may not exceed five
(5) years.

     Consequences to the Company: There are no federal income tax consequences to the Company by reason of the grant or exercise of an Incentive Stock Option.

     As at November 30, 1999, 1,184,500 stock options, yet exercisable, to pur-chase 1,184,500 shares of the Company's Common Stock, were outstanding.

     vii. Performance Graph

     Set forth below is a line graph comparing cumulative total shareholder return on the Company's Common Stock, with the cumulative total return of companies in the NASDAQ Stock Market (U.S.) and the cumulative total return of Dow Jones's Cosmetics/Personal Care Index.


                                         Cumulative Total Return*

                               11/94   11/95   11/96   11/97   11/98  11/99

CCA Industries, Inc.          100       38       62      63      37      37
DJ Equity Market              100      138      176     226     278     335
DJ Cosmetics/Personal         100      135      181     220     230     201
 Care

---------------------
* $100 invested on November 30, 1994 in stock and indices, including reinvestment of dividends.

Item 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information regarding the ownership of the Company's Common Stock and/or Class A Common Stock as of February 8, 2000 by (i) all those known by the Company to be owners of more than five percent of the outstanding shares of Common Stock or Class A Common Stock;
(ii) each officer and director; and (iii) all officers and directors as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is beneficial owner of them.


                                                Ownership, As A
                                                 Percentage of
                        Number of                  All Shares
Name and Address      Shares Owned:               Outstanding

                          Common
                          Stock    Class A

David Edell              279,535   484,615             10.55
c/o CCA Industries, Inc.
200 Murray Hill Parkway
East Rutherford, NJ 07073

Ira W. Berman            234,595   473,615              9.77
c/o CCA Industries, Inc.

Jack Polak                25,000    47,700              1.00
90 Park Avenue
New York, NY 10016

Rami G. Abada              -           -                 -
c/o CCA Industries, Inc.

Stanley Kreitman           -           -                 -
c/o CCA Industries, Inc.

Dunnan Edell              41,250       -                 .57
c/o CCA Industries, Inc.

Drew Edell                51,250       -                 .71
c/o CCA Industries, Inc.

Sidney Dworkin            50,000       -                 .69
1550 No. Powerline Road
Pompano, FL 33069

John Bingman                -          -                 -
c/o CCA Industries, Inc.

Officers and Directors   681,630   1,005,930           21.59
as a group (9 persons)


_______________________

(1) David Edell, Ira Berman and Jack Polak own over 98% of the outstanding shares of Class A Common Stock. Messrs. David Edell, Dunnan Edell and Ira Berman are officers and directors. Messrs. Bingman and Drew Edell are officers. Messrs. Abada, Kreitman, Polak, and Dworkin are directors.



Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     As at November 30, 1999, Company loans to Drew Edell (an officer) and Dunnan Edell (a director and officer), in the principal sums of $34,483 and $23,438, respectively, were outstanding. The loans, secured by second mortgages upon real properties, carry interest at 1% over prime, payable semi-annually.

                              PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENTS,
         SCHEDULES AND REPORTS ON FORM 8-K

     Financial Statements:

     Table of Contents, Independent Auditors' Report, Consolidated Balance Sheets as of November 30, 1999 and 1998, Consolidated Statements of Income for the years ended November 30, 1999, 1998 and 1997, Consolidated Statements of Shareholders' Equity for the years ended November 30, 1999, 1998 and 1997, Consolidated Statements of Cash Flows for the years ended November 30, 1999, 1998 and 1997, Notes to Consolidated Financial Statements.

     Financial Statement Schedules:

     Schedule II:  Valuation Accounts; Years Ended Nov. 30, 1999, 1998 and 1997

     Exhibits:

(3) The Company's Articles of Incorporation and Amendments thereof, and its By-Laws, are incorporated by reference to their filing with the Form 10-K A filed April 5, 1995. (Exhibit pages 000001-23).

(10) The Following Material Contracts are incorporated by reference to their filing with the Form 10-KA filed April 5, 1995: Amended and Restated Employment Agreements of 1994, with David Edell and Ira Berman; License Agreement made February 12, 1986 with Alleghany Pharmacal Corporation.

     The February 1999 Amendments to the Amended and Restated Employment Agreements of David Edell and Ira Berman (1994) are incorporated by reference to their with the 1998 10-K. (Exhibit pages 00001-00002)

(11) Statement re Per Share Earnings

     No Form 8-K was filed during the 1999 fiscal year.



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

     Signature                   Title                          Date

s/ David Edell          President, Director,
   DAVID EDELL          Chief Executive Officer,
                        and Chief Financial
                        Officer                          February   , 2000

s/ Ira W. Berman        Chairman of the Board
   IRA W. BERMAN        of Directors, Executive
                        Vice President,
                        Secretary                        February   , 2000

s/ Dunnan Edell         Vice President,                  February   , 2000
   DUNNAN EDELL         Director

s/ Stanley Kreitman     Director                         February   , 2000
   STANLEY KREITMAN

s/ Rami Abada           Director                         February   , 2000
   RAMI ABADA

s/ Jack Polak           Director                         February   , 2000
   JACK POLAK

s/ Sidney Dworkin       Director                         February   , 2000
   SIDNEY DWORKIN

              CCA INDUSTRIES, INC. AND SUBSIDIARIES


                CONSOLIDATED FINANCIAL STATEMENTS


                    NOVEMBER 30, 1999 AND 1998

                           C O N T E N T S



INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS . . . . . . . . . .1

FINANCIAL STATEMENTS:

 CONSOLIDATED BALANCE SHEETS . . . . . . . . . . . . . . . . . . . . .2-3

 CONSOLIDATED STATEMENTS OF INCOME (LOSS). . . . . . . . . . . . . . . .4

  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME. . . . . . . . . . . .5

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY . . . . . . . . . . . .6

 CONSOLIDATED STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . . . .7-8

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . 9-30

                   INDEPENDENT AUDITORS' REPORT

Board of Directors
CCA Industries, Inc.
East Rutherford, New Jersey

We have audited the consolidated balance sheets of CCA Industries, Inc.
and Subsidiaries as of November 30, 1999 and 1998, and the related consoli-dated statements of income (loss), comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended November 30, 1999. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements and related schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain a reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCA Industries, Inc. and Subsidiaries as of November 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1999, in conformity with generally accepted accounting principles.

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




                              SHEFT KAHN & COMPANY LLP
                              CERTIFIED PUBLIC ACCOUNTANTS

February 11, 2000
Jericho, New York

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                           A S S E T S
                                                         November 30,
                                                     1999         1998

Current Assets
  Cash and cash equivalents                    $     807,360 $    542,289
  Short-term investments and marketable
    securities (Notes 2 and 6)                     1,490,469    1,633,452
  Accounts receivable, net of allowances of
    $1,183,576 and $1,318,185, respectively
    (Note 7)                                       7,371,532    7,878,000
  Inventories (Notes 2, 3 and 7)                   6,235,270    8,372,292
  Prepaid expenses and sundry receivables            822,816      317,118
  Prepaid income taxes and refunds due               714,835       72,513
  Deferred income taxes (Note 8)                   1,178,513      974,922
  Net assets from discontinued operations            -            752,729

   Total Current Assets                           18,620,795   20,543,315

Property and Equipment, net of accumulated
  depreciation and amortization
   (Notes 2 and 4)                                   739,728      866,663

Intangible Assets, net of accumulated
  amortization (Notes 2 and 5)                       169,756      180,310

Other Assets
  Marketable securities (Notes 2 and 6)            1,809,770    2,172,253
  Due from officers - Non-current (Note 14)           57,918       65,250
  Deferred income taxes (Note 8)                      42,031      127,256
  Other                                               54,989       54,889

   Total Other Assets                              1,964,708    2,419,648

   Total Assets                                  $21,494,987  $24,009,936



See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS


               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       November 30,
                                                   1999          1998
Current Liabilities
  Notes payable (Note 7)                     $  1,400,000   $  1,550,000
  Accounts payable and accrued
   liabilities (Note 10)                        4,928,905      6,259,967
  Income taxes payable (Note 8)                -                 600,720

   Total Current Liabilities                    6,328,905      8,410,687

Commitments and Contingencies
  (Note 12)

Shareholders' Equity
  Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 6,321,151 and 6,246,151
   shares, respectively                            63,212         62,462
  Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
     and 1,020,930 shares, respectively            10,209         10,209
  Additional paid-in capital                    4,453,478      4,454,228
  Retained earnings                            10,955,203     11,246,302
  Accumulated other comprehensive income
   (Note 6)                                   (   150,854)  (     18,343)
                                               15,331,248     15,754,858
  Less: Treasury Stock (95,996 and
       89,519 shares at November 30,
        1999 and November 30, 1998,
         respectively)                            165,166        155,609

   Total Shareholders' Equity                  15,166,082     15,599,249

   Total Liabilities and Shareholders' Equity $21,494,987    $24,009,936



See Notes to Consolidated Financial Statements.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                          Years Ended November 30,
                                         1999        1998       1997
Revenues
  Sales of health and beauty
     aid products, net             $36,926,287   $37,402,678 $37,708,922
  Other income                         285,469       318,296     293,953

                                    37,211,756    37,720,974  38,002,875

Costs and Expenses
  Cost of sales                     13,910,401    14,251,884  14,460,364
  Selling, general and
     administrative expenses        12,302,919    11,621,706  11,146,894
  Advertising, cooperative and
      promotions                     8,910,758     8,432,765   8,450,461
  Research and development             581,340       562,708     684,224
  Provision for doubtful accounts      135,949       132,831 (    17,779)
  Interest expense                      -             -            5,888

                                    35,841,367    35,001,894  34,730,052
   Income before Provision
     for Income Taxes                1,370,389     2,719,080   3,272,823

Provision for Income Tax               518,806     1,112,676   1,241,329

   Net Income from
    Continuing Operations              851,583     1,606,404   2,031,494

Discontinued Operations:
  Income (loss) from operations of
   Fragrance Corp. of America
   (net of income taxes (benefit)
       of ($549,205) in 1999 and
   $51,524 in 1998)                 (  841,573)       61,570      -
  (Loss) on abandonment of
   intangibles (net of income
   taxes (benefit) of
   ($183,068) in 1999)              (  301,109)       -           -

(Loss) Income from Discontinued
  Operations                       ( 1,142,682)       61,570      -

   Net (Loss) Income               ($  291,099)  $ 1,667,974 $ 2,031,494

Weighted Average Shares
  Outstanding
   Basic                             7,174,203     7,243,956   7,205,904
   Diluted                           7,660,796     8,075,169   8,108,482

Earnings Per Common Share
  (Note 2):                    Basic  Diluted   Basic Diluted  Basic  Diluted
   Continuing Operations       $ .12   $ .11    $ .22   $ .20  $ .28    $ .25
   Discontinued Operations    ($ .12) ($ .12)   $ .01   $ .01  $ -      $   -
   (Loss) on Abandoned
     Intangibles              ($ .04) ($ .04)   $  -    $ -    $ -      $   -
   Net                        ($ .04) ($ .04)   $ .23   $ .21  $ .28    $ .25

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                         Years Ended November 30,
                                    1999          1998         1997




Net (Loss) Income             ($     291,099)   $ 1,667,974  $ 2,031,494

Other Comprehensive Income
  Unrealized holding (loss)
  gain on investments         (       132,511)  (    15,606)       3,616

(Benefit) Provision for Taxes (        50,166)  (     6,559)       1,371

Other Comprehensive (Loss)
  Income - Net                (        82,345)  (     9,047)       2,245

Comprehensive (Loss)
  Income                      ($     373,444)    $1,658,927   $2,033,739

Earnings Per Share:
  Basic                                ($.05)          $.23         $.28
  Diluted                              ($.05)          $.20         $.25











See Notes to Consolidated Financial Statements.

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997


                                                                                     Unrealized
                                                         Additional                Gain (Loss) on
                                        Common Stock      Paid-In      Retained      Marketable       Treasury
                                    Shares      Amount    Capital      Earnings      Securities         Stock

Balance - December 1, 1996         7,167,551    $71,676 $4,455,223   $7,546,834     ($   6,353)     ($    12,500)

Issuance of common stock              46,000        460 (      460)        -              -                 -

Net income for the year               -             -         -       2,031,494           -                 -

Unrealized gain on marketable
 securities                           -             -         -            -             3,616              -

Purchase of 2,500 shares of
 treasury stock                       -             -         -            -              -          (     5,469)

Balance - December 1, 1997         7,213,551     72,136  4,454,763    9,578,328      (   2,737)      (    17,969)

Issuance of common stock              53,530        535 (      535)        -              -                 -

Net income for the year              -              -         -       1,667,974           -                 -

Unrealized (loss) on marketable
 securities                          -              -         -            -         (  15,606)             -

Purchase of 82,019 shares of
 treasury stock                      -              -         -            -              -          (   137,640)

Balance - December 1, 1998         7,267,081     72,671   4,454,228  11,246,302      (  18,343)      (   155,609)

Issuance of common stock              75,000        750  (      750)       -              -                 -

Net (loss) for the year              -             -          -      (  291,099)          -                 -

Unrealized (loss) on marketable
 securities                          -             -          -            -         ( 132,511)             -

Purchase of 6,477 shares of
 treasury stock                      -             -          -            -              -          (     9,557)

Balance - November 30, 1999        7,342,081    $73,421  $4,453,478 $10,955,203      ($150,854)      ($  165,166)

See Notes to Consolidated Financial Statements.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED NOVEMBER 30,

                                            1999        1998        1997
Cash Flows from Operating Activities:
  Net (loss) income                   ($   291,099)  $1,667,974  $2,031,494
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
   Depreciation and amortization           344,198      342,131     376,381
   Amortization of bond discount             1,884        1,884       1,948
   (Gain) loss on sale of securities  (     10,914)       7,635      -
   (Increase) decrease in deferred
     income taxes                     (    118,366) (   291,878)     71,932
   Loss on abandonment of intangibles      418,612      -             1,009
   Decrease (increase) decrease in
     accounts receivable                   506,468  ( 3,946,727)     86,227
   Decrease (increase) in inventory      2,137,022  ( 3,044,784) (  138,930)
   (Increase) decrease in prepaid
     expenses and sundry receivables  (    505,698) (   141,278)    355,399
   (Increase) in prepaid income taxes
     and refunds due                  (    642,322)     -            -
   (Decrease) increase in accounts
     payable and accrued liabilities   ( 1,331,062)   1,206,302     258,800
   (Decrease) increase in income taxes
     payable                          (    600,720)     514,616     148,150
   (Increase) decrease in miscellaneous
     assets                           (        100)  (    2,277)      1,605
   Decrease in net assets from
     discontinued operations               752,729       -            -

Net Cash Provided by (Used in)
  Operating Activities                     660,632   (3,686,402)  3,194,015

Cash Flows from Investing Activities:
  Acquisition of property and
   equipment                          (    157,047)(    699,349) (  168,520)
  Proceeds from sale of property            -           -            40,960
  Acquisition of intangible assets    (    468,274)(    105,652) (   20,448)
  Purchase of available for sale
   securities                         (  1,744,204)(  2,298,993) (3,269,674)
  Proceeds from sale of available for
   sales securities                      2,126,189    2,268,851   2,657,227
  Proceeds of money due from
   officers                                  7,332        1,500       2,400
  Loan to officers                          -            -       (   40,000)

   Net Cash (Used in) Provided by
     Investing Activities             (    236,004) (   833,643) (  798,055)

Cash Flows from Financing Activities:
  Proceeds from borrowings               4,050,000    1,950,000     -
  Payment on debt                      ( 4,200,000) (   400,000) (  163,500)
  Purchase of treasury stock          (      9,557) (   137,640) (    5,469)
  Proceeds from issuance of stock           -               200     -

   Net Cash (Used in) Provided by
     Financing Activities             (    159,557)   1,412,560  (  168,969)

Net Increase (Decrease) In Cash            265,071  ( 3,107,485)  2,226,991

Cash at Beginning of Year                  542,289    3,649,774   1,422,783

Cash at End of Year                     $  807,360  $   542,289  $3,649,774

See Notes to Consolidated Financial Statements

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED NOVEMBER 30,



                                            1999       1998         1997

Supplemental Disclosures of Cash
Flow Information:
  Cash paid during the year for:
   Interest                             $  119,664 $     14,589 $     7,025
   Income taxes                          1,152,883    1,013,975   1,052,850























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

 In March of 1998 CCA acquired 80% of the newly organized Fragrance Corporation of America, Ltd. which manufactures and distributes perfume products. In 1999, the Company adopted a formal plan to discontinue the operations of the subsidiary.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation:

 The consolidated financial statements include the accounts of CCA and its majority-owned subsidiaries (collectively the "Company"). The minority interest in consolidated subsidiaries is reflected in the financial statements. All significant inter-company accounts and transactions have been eliminated.

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

 During fiscal 1997,1998 and 1999, two officers/shareholders exercised in the aggregate 60,000, 70,000 and 100,000 options, respectively, in exchange for previously issued common stock of 14,000, 16,470 and 25,000, respectively. The common shares were put into treasury and were subsequently cancelled.

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

   Recently Issued Accounting Standards:


   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for the Company in 1999. Implementation of SFAS No. 133 is required for the Company by the first quarter of 2000.

   Revenue Recognition:

   The Company recognizes sales at the time delivery occurs. Although no legal right of return exists between the customer and the Company, it is an industry-wide practice to accept returns from customers. The Company, therefore, records a reserve for returns equal to its gross profit on its historical percentage of returns on its last five months sales.

   Reclassifications

   Certain prior year amounts have been reclassified to conform to the 1999 presentation.

   Advertising Costs:

   The Company's policy for fiscal financial reporting is to charge advertising cost to operations as incurred.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - INVENTORIES

   At November 30, 1999 and 1998, inventories consist of the following:

                                       1999          1998

   Raw materials                    $3,509,103    $5,265,248
   Finished goods                    2,726,167     3,107,044
                                    $6,235,270    $8,372,292

   At November 30, 1999 and 1998, the Company had a reserve for obsolete inventory of $1,056,789 and $748,866, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

   At November 30, 1999 and 1998, property and equipment consisted of the following:
                                       1999                     1998

   Machinery and equipment         $   299,528              $   297,615
   Furniture and equipment             742,547                  721,296
   Transportation equipment             10,918                   10,918
   Tools, dies, and masters          1,914,684                1,819,974
   Leasehold improvements              147,647                  108,474
                                     3,115,324                2,958,277
   Less:  Accumulated depreciation
            and amortization         2,375,596                2,091,614


   Property and Equipment - Net    $   739,728              $   866,663


   Depreciation and amortization expense for the years ended November 30, 1999, 1998 and 1997 amounted to $283,982, $318,715 and $364,536, respectively.

NOTE 5 - INTANGIBLE ASSETS

   Intangible assets consist of the following at November 30, 1999 and 1998:

                                                     1999            1998

   Patents and trademarks                          $241,596        $241,596
   Less: Accumulated amortization                    71,840          61,286
   Intangible Assets - Net                         $169,756        $180,310

   Amortization expense for the years ended November 30, 1999, 1998 and 1997 amounted to $60,216 ($49,662 from discontinued operations), $23,417 ($10,087 from discontinued operations) and $11,845, respectively.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

   Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at November 30, 1999 and 1998 were as follows:

                                        1999                 1998
   Current:                        COST       MARKET     COST      MARKET

   Corporate obligations       $  745,044 $  748,894  $  780,776 $  786,233
   Government obligations
     (including mortgage
       backed securities)         743,777    741,575     841,067    847,219

       Total                    1,488,821  1,490,469   1,621,843  1,633,452

   Non-Current:
   Corporate obligations          536,000    532,891   1,030,044  1,038,450
   Government obli-
     gations                      399,534    390,517     298,600    298,931
   Preferred stock                612,561    571,535     512,561    511,500
   Other equity
     investments                  414,177    314,827     361,000    323,372

       Total                    1,962,272  1,809,770   2,202,205  2,172,253

       Total                   $3,451,093 $3,300,239  $3,824,048 $3,805,705

  The market value at November 30, 1999 was $3,300,239 as compared to $3,805,705 at November 30, 1998. The gross unrealized gains and losses as at November 30, 1999 and 1998 were $7,779 and ($158,633) for 1999 and
  $25,844 and ($44,187) for 1998, respectively. The cost and market values of the investments at November 30, 1999 were as follows:

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
 Name of Issuer and            Maturity Interest      Bonds and     Cost of    at Balance   Issue Is Carried in
 Title of Each Issue            Date      Rate        Notes       Each Issue   Sheet Date    Balance Sheet

 CORPORATE OBLIGATIONS:
 GMAC                          2/22/00   5.450       $200,000    $   199,226   $  199,852    $   199,852
 GTE Southwest Deb            12/01/99   5.820%       100,000         99,851      100,000        100,000
 Florida Power & Light         4/01/00   5.375%       200,000        199,850      199,464        199,464
 Virginia Electric & Power     4/01/00   5.875%       250,000        246,117      249,578        249,578
 GMAC Smartnotes              10/15/01   5.950%       536,000        536,000      532,891        532,891

                                                                   1,281,044    1,281,785      1,281,785


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
 Title of Each Issue          Date      Rate           Notes     Each Issue   Sheet Date    Balance Sheet

 CORPORATE OBLIGATIONS:

GOVERNMENT OBLIGATIONS:

FHLMC 1628-N                12/15/2023   6.500        50,000   $  32,498     $   31,334    $     31,334
FNMA 93-224-D               11/25/2023   6.500       104,000      91,182         85,168          85,168
FNMA 92-2-N                  1/25/2024   6.500        52,000      27,963         28,000          28,000
US Treasury Note              11/30/00   4.625       100,000     100,190         98,781          98,781
US Treasury Note               1/31/01   4.500       250,000     247,891        246,015         246,015
US Treasury Note               9/30/00   5.183       300,000     300,924        296,625         296,625
US Treasury Note               3/16/00   5.183       250,000     243,835        246,195         246,195
US Treasury Bill               12/2/99   4.875       100,000      98,828         99,974          99,974

                                                               1,143,311      1,132,092       1,132,092

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
 Title of Each Issue            Date     Rate           Shares     Stock   Sheet Date    Balance Sheet

EQUITY:

Preferred Stock:
 First Australia Prime Series I  Auct.    Variable     100,000     $100,000  $ 100,000   $  100,000

 Tennessee Valley Authority
    (QIDS) Qtrly Income Debt
    Secs - Matures 3/31/2045   3/31/00       8.00%      13,600      362,561    339,157      339,157

    Merrill Lynch Trust        9/30/08       7.28%       6,000      150,000    132,378      132,378

Other Equity Investments:

  Dreyfus Premier Limited
    Term High Income CL B                                           136,227    114,877      114,877

  Dreyfus High Yield
     Strategies Fund                                                277,950    199,950      199,950

                                                                  1,026,738    886,362      886,362

                                                                 $3,451,093 $3,300,239   $3,300,239

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (Continued)

  During the years ended November 30, 1999, 1998 and 1997, available-for-sale securities were liquidated and proceeds amounting to $2,129,957, $2,268,851 and $2,657,227 were received, with resultant realized gains (losses) totaling $10,914, 7,635 and ($1,009), respectively. Cost of available-for-sale securities includes unamortized premium or discount.

NOTE 7 - NOTES PAYABLE

  The Company has an available line of credit of $7,000,000. Interest is calculated on the outstanding balance at prime minus 1% or Libor plus 150 basis points. The line of credit is collateralized by all the Company's assets. As of November 30, 1999, the Company was utilizing $1,400,000 of its available line.

NOTE 8 - INCOME TAXES

  CCA and its subsidiaries file a consolidated federal income tax return. No returns have been examined by the Internal Revenue Service.

  At November 30, 1999 and 1998, respectively, the Company has temporary differences arising from the following:

                                              November 30, 1999
                                                              Classified As
                                              Deferred      Short-     Long-
       Type                      Amount          Tax         Term      Term
                                                             Asset (Liability)

  Depreciation                $   105,625   $    42,031   $   -      $42,031
  Reserve for bad debts           327,920       128,802    128,802      -
  Reserve for returns             855,846       333,481    333,481      -
  Reserve for obsolete
    inventory                     972,537       387,001    387,001      -
  Section 263A costs              252,609       100,405    100,405      -
  Deferred tax benefit
    from discontinued
    operations                  1,167,883       105,109    105,109      -
  Charitable contributions        310,895       123,715    123,715      -

  Net deferred income
    tax                                      $1,220,544 $1,178,513    $42,031

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 -  INCOME TAXES (Continued)

                                               November 30, 1998

                                                              Classified As
                                              Deferred      Short-     Long-
       Type                      Amount          Tax         Term      Term
                                                             Asset (Liability)

  Depreciation               $   318,619    $   127,256    $  -       $127,256
  Reserve for bad debts          273,982        109,429     109,429       -
  Reserve for returns          1,044,203        417,054     417,054       -
  Reserve for obsolete
    inventory                    836,805        334,220     334,220       -
  Section 263A costs             285,977        114,219     114,219       -

  Net deferred income
    tax                                      $1,102,178    $974,922   $127,256


   Income tax expense (benefit) is made up of the following components:

                                            November 30, 1999
                                                    State &
                                      Federal       Local         Total

   Current tax expense                $605,755      $181,809    $787,564
   Deferred tax expense             (  237,345)    (  31,413)  ( 268,758)
                                      $368,410      $150,396    $518,806

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - INCOME TAXES (Continued)

                                       November 30, 1998
                                            State &
                                 Federal     Local         Total

   Current tax expense        $1,100,101    $333,183    $1,433,284
   Tax credits                 (  28,730)      -        (   28,730)
   Deferred tax expense        ( 228,328)   ( 63,550)   (  291,878)

                              $  843,043    $269,633    $1,112,676

                                        November 30, 1997
                                             State &
                                 Federal      Local        Total

   Current tax expense          $967,319    $244,553    $1,211,872
   Tax credits                 (  42,475)       -      (    42,475)
   Deferred tax benefit           56,827      15,105        71,932

                                $981,671    $259,658    $1,241,329

        Income taxes payable are made up of the following components:

                                             State &
                                 Federal      Local        Total

   November 30, 1999            $     -     $   -        $     -

   November 30, 1998            $532,272    $68,448      $600,720

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - INCOME TAXES (Continued)


 A reconciliation of income tax expense computed at the statutory rate to income tax expense at the effective rate for each of the three years ended November 30, 1999 is as follows:

                                          1999                   1998                   1997
                                              Percent                  Percent               Percent
                                             Of Pretax               of Pretax             of Pretax
                                    Amount    Income        Amount     Income     Amount     Income
 Income tax expense at
   statutory rate                  $465,932    34.00%    $   924,487    34.00%   $1,112,760   34.00%
 Increases (decreases) in taxes
   resulting from:
    State income taxes, net of federal
     income tax benefit              79,461     5.80         165,995     6.11       155,378    4.75
    Non-deductible expenses and
     other adjustments             ( 26,587)  ( 1.94 )        50,924     1.87        15,666     .48
    Utilization of tax credits         -         -       (    28,730)   (1.06 )  (   42,475) ( 1.30 )

 Income tax expense at
   effective rate                  $518,806    37.86%     $1,112,676    40.92%   $1,241,329   37.93%


              CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -  STOCK OPTIONS

  On November 15, 1984, the Company authorized the granting of incentive stock options as well as non-qualified options. The plan was amended in 1986 and again in 1994. The following summarizes the stock options outstanding under these plans as of November 30, 1999:

                               Number        Per Share
                                 Of           Option
         Date Granted          Shares          Price     Expiration

   December 1987               17,000           .50         2002
   January 1988               342,500           .55         2002
   January 1990               200,000           .63         2000
   June 1995                   50,000          4.50         2000
   August 1997                375,000         *1.50         2007
   March 1999**               200,000           .75         2004
                            1,184,500

   *These stock options were repriced from $2.50 on November 3, 1998.

   **These options were originally scheduled to expire March 1999 but were extended for an additional five years.

   The following summarizes the activity of shares under option for the two years ended November 30, 1999:

                                       Number        Per Share
                                        Of             Option
                                      Shares           Price       Value
   Balance - November 30,
      1997                             1,529,500   $.50 - $4.50   $1,908,250
     Granted                              -             -              -
     Repriced                             -             -        (   375,000)
     Exercised                       (    70,000)           .50  (    35,000)
     Expired                         (    75,000)           .50  (    37,500)
     Cancelled                       (   100,000)          1.50  (   150,000)
   Balance - November 30,
     1998                              1,284,500    .50 -  4.50    1,310,750
     Granted                             -              -              -
     Repriced                            -              -              -
     Exercised                       (   100,000)   .50 -  4.50  (    51,375)
     Expired                             -              -              -
     Cancelled                           -              -              -
   Balance - November 30,
     1999                              1,184,500   $.50 - $4.50   $1,259,375

   In 1998 and 1999, two shareholders/officers exercised 70,000 and 100,000 stock options to purchase an equal number of shares of stock, respectively. The exercise of the options were paid for by the return of 16,470 and 25,000 shares of the Company's stock, respectively.

                             CCA INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCK OPTIONS (Continued)

   Pro Forma Disclosure

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards
   No. 123, "Accounting for Stock Based Compensation", issued in October 1995.  Accordingly, compensation cost has been recorded based on the intrinsic value of the option only.  The Company recognized no compensation cost in 1999 and 1998, respectively, for stock-based employee compensation awards.  The pro forma compensation cost for stock-based employee compensation awards was $1 million, $1.2 million, and $1.2 million in 1999, 1998 and 1997, respectively.  If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS
   No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated
   in the table below:

                                  1999                      1998                      1997
                        As Reported   Pro Forma    As Reported  Pro Forma    As Reported   Pro Forma
   Net income           ($291,099)  ($1,332,650)   $1,660,375    $471,352     $2,031,494    $832,424

   Diluted earnings
     per share              ($.04)        ($.19)         $.21        $.06           $.25        $.10

   The above pro forma amounts, for purposes of SFAS No. 123, reflect the portion of the estimated fair value of awards earned in 1998 and 1997.  For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period (for stock options).  The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years.  Because SFAS 123 is applicable only to options granted subsequent to August 31, 1995, the effect will not be fully reflected until 2000.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCK OPTIONS

   The Company used the Black-Scholes model to value stock options for pro forma presentation. The assumptions used to estimate the value of the options included in the pro forma amounts and the weighted average estimated fair value of options granted are as follows:

                                                 Stock Option Plan Shares
                                         1999             1998           1997

   Average expected life (years)           3.78            4.64          5.40
   Expected volatility                   216.51%         214.39%       213.78%

   Risk-free interest rate
     (zero coupon U.S. Treasury
     note)                                  5.6%           5.6%           6.2%

   Weighted average fair value
     at grant - Exercise price
     equal to market price                $1.20          $1.29          $2.19


   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility and option life. Because the Company's stock options granted to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, existing models do not necessarily provide a reliable measure of the fair value of its stock options granted to employees. For purposes of this model, no dividends have been assumed.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

   The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                                  November 30,
                                           1999                  1998
                                                  (In Thousands)

   Media advertising                     $   560              $    820
   Coop advertising                            *                   494
   Accrued returns                           630                 1,107
                                          $1,190                $2,421

   All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

   * under 5%

NOTE 11 - OTHER INCOME

   Other income was comprised of the following:

                                                       November 30,
                                         1999           1998             1997

   Interest income                     $213,335       $286,805        $272,677
   Dividend income                       50,657         16,963          15,131
   Realized gain on sale of
     available-for-sale securities       11,211          7,635           5,692
   Realized (loss) on sale of
     available-for-sale
     securities                       (     297)           -               -
   Realized (loss) on
      disposal of assets                -                  -         (   6,701)
   Miscellaneous                          10,563         6,893           7,154

                                        $285,469      $318,296        $293,953

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES

   Leases

   The Company leases approximately 62,500 square feet of office and warehouse space at an annual rental of $259,284. This lease on the Company's premises expires March 31, 2001, but has a renewal option for an additional five years. The Company leases an additional 45,000 square feet of warehouse space in Paterson, NJ on a net lease basis at a rental of $13,088 per month. This lease expires on May 31, 2000.

   The Company has entered into various operating leases with expiration dates ranging through December 2001.

   Rent expense for the years ended November 30, 1999, 1998 and 1997 was $449,051, $588,083 and $458,706, respectively.

   Future commitments under noncancellable operating lease agreements for each of the next five (5) years and in the aggregate are as follows:

   Year Ending
   November 30,

       2000                                                   $382,261
       2001                                                    111,508
       2002                                                    -
       2003                                                    -
       2004                                                    -
          Total                                               $493,769

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

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

   From the period March 3, 1986 to June 3, 1986, the Company was required to pay a 7% royalty on all net sales. Thereafter, it is required to pay a 6% royalty on net sales but no less than $360,000 per annum to maintain its license. After the sum of $9,000,000 in royalties has been paid to Alleghany, the royalty is reduced to 1% of net sales. The Company has expanded the lines licensed from Alleghany and pays only 1% royalty on various new products created by the Company. As of November 30, 1999, $6,824,511 of royalties have been paid or accrued and only
   $2,175,489   still remains until the $9,000,000 level is reached.

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

   The Company's total net sales revenue for the years ended November 30, 1999 and 1998 were approximately $37 million each. Foreign sales accounted for approximately 5% of sales in each year.

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

   Collective Bargaining Agreement

   On December 1, 1998, the Company signed a collective bargaining agreement with Local 734, L.I.U. of N.A., AFL-CIO. Other than standard wage, holiday, vacation and sick day provisions, the agreement calls for CCA to provide certain medical and dental benefits and to contribute to the Local 734 Educational Fund $.01 per hour for each hour the employees are paid. The agreement expires on November 30, 2001.

   Litigation

   There are various matters in litigation that arose out of the normal operations of the Company which, in the opinion of management, will not have a material adverse effect on the financial condition of the Company.

NOTE 13 - PENSION PLANS

   The Company has adopted a 401(K) Profit Sharing Plan that covers most of their non-union employees with over one year of service and attained Age 21. Employees may make salary reduction contributions up to twenty-five percent of compensation not to exceed $10,000 and may make additional discretionary contributions. The Plan provides for partial vesting after two years and full vesting after six years of service for all earnings and losses. The Company is not obligated to, nor has it matched any of the employees' contributions.

NOTE 14 - RELATED PARTY TRANSACTIONS

   The Company has retained the law firm of Berman & Murray as its general counsel. Ira W. Berman, a former member of the firm, is the Secretary, Chairman of the Board and a principal shareholder of the Company.

   The Company has outstanding loans of $23,438 and $34,483 from its Vice President in charge of Sales and Vice President in charge of Manufacturing, respectively; which were made to aid them in obtaining a first mortgage on their homes. The loans are secured by a second mortgage and carry an interest rate at 1% over prime. Interest is payable semi-annually. Both Vice Presidents are the sons of Mr. David Edell, the President of the Company.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 15 - CONCENTRATION OF RISK

   During the years ended November 30, 1999, 1998 and 1997, certain customers each accounted for more than 5% of the Company's net sales, as follows:

   Customer                 1999                  1998                1997

       A                     27%                   29%                 24%
       B                     11                     9                  12
       C                      8                     7                   6
       D                      6                     6                   7
       E                      5                     5                   7
       F                      5                     7                   6
       G                      5                     5                   *

   Foreign Sales           4.50%                 5.00%               5.34%

   * Under 5%

   The loss of any one of these customers could have a material adverse affect on the Company's earnings and financial position.

   During the years November 30, 1999, 1998 and 1997, certain products accounted for more than 10% of the Company's net sales as follows:

   Product                 1999                  1998                1997

   Plus+White               38%                   24%                 32%
   Sudden Change            21                    19                  21
   Hair-Off                 11                    10                   *
   NutraNail                11                     *                   *

   * under 10%

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

NOTE 16 - EARNINGS PER SHARE

   Basic earnings per share is calculated using the average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method".
                                                       Year Ended November 30,

                                                 1999          1998           1997

   Net (loss) income available for common
     shareholders, basic and diluted         ($291,099)     $1,660,375     $2,031,494


   Weighted average common stock
     outstanding- Basic                      7,174,203      7,243,956       7,205,904

   Net effect of dilutive stock options        486,593        831,213         902,578

   Weighted average common stock and
     common stock equivalents - Diluted      7,660,796      8,075,169       8,108,482

   Basic earnings per share                      ($.04)      $    .23      $      .28

   Diluted earnings per share                    ($.04)      $    .21      $      .25

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - DISCONTINUED OPERATIONS

   On March 19, 1998, the Company formed a majority-owned subsidiary, Fragrance Corporation of America, Ltd. (FCA). FCA is primarily engaged in the manufacture and distribution of perfume products. The results of operations of FCA is included in the accompanying financial statements since the date of inception.

   CCA advanced FCA approximately $3,000,000 during fiscal 1998 for working capital and the initial purchase of the existing inventory of Shiara, Inc. in the amount of $1,141,711. In conjunction with the purchase of inventory, FCA entered into a license agreement with Shiara Holdings, Inc. for the right to sell the products acquired. Former accounts of Shiara have attempted to offset obligations due to FCA as a result of Shiara's obligations which FCA did not assume. FCA is attempting to collect these off-sets. An agreement was entered into in February 1999 between Shiara Holdings, Inc. and FCA whereby all royalties due as of February 1, 1999 were deemed off-set by these contingent holdbacks.

   Net sales of perfume products were approximately $3,700,000 during fiscal 1998, but decreased to $2,100,000 in fiscal 1999. In February of 1999, employment agreements with FCA's minority shareholders (included in the 1998 Shareholders Agreement) were replaced by short-term consulting agreements, which were terminated in October of 1999. Contemporaneously, the Company formalized a plan to discontinue the operations of FCA, terminated all FCA employees, closed its Chicago facility, abandoned the majority of its inventory, and discontinued the marketing of all of its products except "Cherry Vanilla" and "Cloud
   Dance." (See "License Agreement-Shiara")   The marketing of those
   perfumes has been assumed by CCA.

   In 1999, the Company credited FCA with the tax benefit to be received from the loss incurred by it. This resulted in reducing the intercompany advances from approximately $3 million to approximately $2.15 million. Since the net realizable value of FCA's assets at November 30, 1999 was estimated to be approximately $1 million, a resultant loss from the discontinued operations of approximately $1.15 million is reflected accordingly in the statement of income. (See
   Item 7, Management's Discussion And Analysis of Financial Condition And Results of Operations, and the Financial Statements and Notes included in Item 14.)

   The 1998 balance sheet has been reclassified to reflect the "net assets from discontinued operations".

                                                         SCHEDULE II

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

                        VALUATION ACCOUNTS

           YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997



   COL. A                         COL. B      COL. C     COL. D        COL. E


                                             Additions
                                Balance at   Charged To                Balance
                                Beginning    Costs and                 At End
  Description                    Of Year     Expenses   Deductions    Of Year

Year ended November 30, 1999:
Allowance for doubtful accounts$  273,982   $  135,949  $   82,012  $   327,919

Reserve for returns            $1,044,203   $4,866,293  $5,054,839  $   855,657

Reserve for inventory
  obsolescence                 $  836,805   $  380,454  $  160,470  $ 1,056,789

Year ended November 30, 1998:
Allowance for doubtful accounts$  120,131   $  201,630  $   47,779  $   273,982

Reserve for returns            $  544,194   $3,455,118  $2,955,109  $ 1,044,203

Reserve for inventory
  obsolescence                 $  860,417   $   61,113  $  172,664  $   748,866

Year ended November 30, 1997:
Allowance for doubtful accounts$  143,647  ($   17,779) $    5,739  $   120,131

Reserve for returns            $  922,902   $3,465,866  $3,844,574  $   544,194

Reserve for inventory
 obsolescence                  $  679,675   $  486,742  $  300,000  $   860,417