Form 10-Q
period 2000-02-28
CCA INDUSTRIES INC
filed 2000-04-17
CIK 721447

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 29, 2000

Commission File Number 2-85538

                        CCA INDUSTRIES, INC.
      (Exact Name of Registrant as Specified in its Charter)


  Delaware                              04-2795439
(State or other jurisdiction of         I.R.S. Employer
Incorporation or organization)          Identification Number)


200 Murray Hill Parkway
East Rutherford, NJ                      07073
(Address of principal executive offices) (Zip Code)


                              (201) 330-1400

        Registrant's telephone number, including area code

                               Not applicable

  Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was re-

quired to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No

               APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

  Common Stock, $.01 Par Value - $6,225,155 shares of as February
29, 2000

  Class A Common Stock, $.01 Par Value - $1,020,930 shares as of
                         February 29, 2000

              CCA INDUSTRIES, INC. AND SUBSIDIARIES








                               INDEX

                                                   Page
                                                  Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    February 29, 2000 and November 30, 1999            1-2

  Consolidated Statements of Operations
    for the three months ended February 29, 2000
    and February 28, 1999                               3

  Consolidated Statements of Comprehensive Income
    for the three months ended February 29, 2000
    and February 28, 1999                               4

  Consolidated Statements of Cash Flows for
    the three months ended February 29, 2000
    and February 28, 1999                               5

  Notes to Consolidated Financial Statements          6-14

  Management Discussion and Analysis of
    Results of Operations and Financial
    Condition                                        15-16

PART II OTHER INFORMATION                            17-18

SIGNATURES                                              19

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS


                            A S S E T S

                                               February 29,  November 30,
                                                  2000           1999


Current Assets
 Cash and cash equivalents                     $     296,022  $   807,360
 Short-term investments and marketable
   securities (Notes 3 and 10)                     1,439,498    1,490,469
 Accounts receivable, net of allowances of
    $930,596 and $1,183,576, respectively          9,460,869    7,371,532
 Inventories                                       6,201,272    6,235,270
 Prepaid expenses and sundry receivables             417,374      822,816
   Deferred income taxes                           1,197,797    1,178,513
 Prepaid income taxes and refunds due                805,420      714,835
 Deferred advertising                              1,684,810                               -

   Total Current Assets                           21,503,062   18,620,795

Property and Equipment, net of accumulated
  depreciation and amortization                      839,375      739,728

Intangible Assets, net of accumulated
 amortization of $75,090 at February 29,
   2000 and $71,840 at November 30, 1999             166,506      169,756

Other Assets
 Marketable securities                             1,826,522    1,809,770
 Due from officers - Non-current                      48,302       57,918
 Deferred income taxes                                58,531       42,031
 Other                                                54,989       54,989

   Total Other Assets                              1,988,344    1,964,708

   Total Assets                                  $24,497,287  $21,494,987

See Notes Consolidated to Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS


               LIABILITIES AND SHAREHOLDERS' EQUITY


                                                 February 29,   November 30,
                                                    2000           1999
Current Liabilities
 Notes payable - Current portion                 $ 1,600,000  $ 1,400,000
  Accounts payable and accrued liabilities         7,965,672    4,928,905

   Total Current Liabilities                       9,565,672    6,328,905

Shareholders' Equity
 Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 6,321,151 and 6,321,151
   shares, respectively                               63,212       63,212
 Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
   1,020,930 and 1,020,930 shares,
     respectively                                     10,209       10,209
 Additional paid-in capital                        4,453,478    4,453,478
 Retained earnings                                10,749,081   10,955,203
 Accumulated other comprehensive income          (   179,199) (   150,854)
                                                  15,096,781   15,331,248
   Less: Treasury Stock (95,996 and 95,996
           shares at February 29, 2000 and
           November 30, 1999, respectively)          165,166      165,166

   Total Shareholders' Equity                     14,931,615   15,166,082

   Total Liabilities and Shareholders'
     Equity                                      $24,497,287  $21,494,987





See Notes to Consolidated Financial Statements.



                                -2-
                CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                            (UNAUDITED)

                                              Three Months  Three Months
                                                   Ended       Ended
                                               February 29,  February 28,
                                                    2000         1999
                                                             (Restated)
Net sales of health and beauty products          $8,573,919   $ 8,657,183
Other income                                         62,201        40,978

                                                  8,636,120     8,698,161

Costs and Expenses
  Costs of sales                                  3,704,031     3,539,119
  Selling, general and administrative
    expenses                                      3,201,487     2,919,575
  Advertising, cooperative and promotions         1,836,251     2,020,117
  Research and development                          125,020       129,766
  Provision for doubtful accounts                    67,127        43,708
  Interest expense                                    5,424            -

                                                  8,939,340     8,652,285

  Income (Loss) before Income Taxes            (    303,220)       45,876

Provision (Benefit) for Income Taxes           (    107,173)       35,947

    Net Income (Loss) Before From
      Discontinued Operations                  (    196,047)        9,929

Income (Loss) from Discontinued
  Operations                                   (     10,075)       61,732

  Net Income (Loss)                            ($   206,122)  $    71,661

Earnings per Share:
  Basic                                               ($.03)        $.01
  Diluted                                             ($.03)        $.01










See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                            (UNAUDITED)


                                          Three Months   Three Months
                                            Ended           Ended
                                          February 29,    February 28,
                                            2000            1999
                                                          (Restated)
Net Income (Loss)                           ($206,122)       $71,661

Other Comprehensive Income
  Unrealized holding gains (loss)
  on investments                          (    44,845)     (  13,580)

Provision (Benefit) for Taxes             (    16,500)    (    5,500)

Other Comprehensive Income - Net          (    28,345)    (    8,080)

Comprehensive Income (Loss)                 ($234,467)       $63,581


Earnings Per Share:
  Basic                                         ($.03)          $.01
  Diluted                                       ($.03)          $.01



See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS

                            (UNAUDITED)


                                                 Three Months  Three Months
                                                    Ended         Ended
                                                 February 29,  February 28,
                                                   2000            1999
                                                                 (Restated)
Cash Flows from Operating Activities:
  Net income                                    ($   206,122)  $    71,661
  Adjustments to reconcile net income
   to net cash (used in) provided by
    operating activities:
     Depreciation and amortization                    99,464        97,959
     Amortization of bond premium                    -                 471
     (Loss) gain on sale of securities          (        923)        6,043
  Decrease (increase) in deferred income
   taxes                                        (     35,784)       32,347
  (Increase) in accounts receivable             (  2,089,337)      330,653
  Decrease (increase) in inventory                    33,998   ( 1,133,147)
  (Increase) in prepaid expenses                     415,058   (       943)
  (Increase) in deferred advertising            (  1,684,810)  (   437,146)
  Increase in accounts payable                     3,036,767       209,763
  (Increase) decrease in prepaid income
     taxes                                      (     90,585)  (   702,636)

   Net Cash (Used in) Provided by
     Operating Activities                       (    522,274)  ( 1,524,975)

Cash Flows from Investing Activities:
  Acquisition of property, plant and
    equipment                                   (    195,861)  (    35,816)
  Acquisitions of intangible assets                  -         (   175,000)
  Purchase of short-term investments            (    408,529)  (   110,841)
  Proceeds from sale and maturity of
   investments                                       415,326       451,500

   Net Cash (Used in) Provided by
     Investing Activities                       (    189,064)      129,843

Cash Flows from Financing Activities:
  Proceeds from borrowings                           200,000     1,150,000
  Purchase of treasury stock                         -         (     9,557)

   Net Cash Provided by (Used in)
     Financing Activities                            200,000     1,140,443

Net (Decrease) in Cash                          (    511,338)  (   254,689)

Cash and Cash Equivalents at Beginning
  of Period                                          807,360       542,289

Cash and Cash Equivalents at End
  of Period                                      $   296,022    $  287,600

Supplemental Disclosures of Cash Flow
  Information:
   Cash paid during the period for:
     Interest                                    $    16,663   $    30,963
     Income taxes                                        600       660,804













See Notes to Consolidated Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated finan cial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes re quired by generally accepted accounting principles for complete financial statements. In the opinion of manage ment, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 29, 2000 are not necessarily indicative of the results that may be expected for the year ended November 30, 2000. For further information, refer to the consolidated financial statements and foot notes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1999.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

 CCA Industries, Inc. ("CCA") was incorporated in the State of Delaware on March 25, 1983.

 CCA manufactures and distributes health and beauty aid products.

 CCA has several wholly-owned subsidiaries (CCA Cosmetics, Inc., CCA Labs, Inc., Berdell, Inc., and Nutra Care Corpora
 tion), all of which are currently inactive.

 In March of 1998 CCA acquired 80% of the newly organized
 Fragrance Corporation of America, Ltd. which manufactures and distributes perfume products. In 1999, the Company adopted a formal plan to discontinue the operations of the subsidiary. The 1999 financial statements have been restated to give effect for discontinued operations.

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

 During fiscal 1999, two officers/shareholders exercised in the aggregate 100,000 options in exchange for 25,000 shares previously issued common stock. The common shares were put into treasury and were subsequently cancelled.

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Property and Equipment and Depreciation and Amortization

 Property and equipment are stated at cost. The Company charges to expense repairs and maintenance items, while major improvements and betterments are capitalized. When the Company sells or otherwise disposes of property and equipment items, the cost and related accumulated deprecia tion are removed from the respective accounts and any gain or loss is included in earnings.

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
   Leasehold improvements          7-10 Years or life
    of lease, whichever is
    shorter

   Intangible Assets:

   Intangible assets are stated at cost. Patents and trade marks are amortized on the straight-line method over a period of 17 years. Goodwill represents the excess of the cost over the fair value of the net assets acquired and is amortized over 60 months.

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

   Reclassifications

   Certain prior year amounts have been reclassified to conform to the 2000 presentation.


NOTE 4 - INVENTORIES

   The components of inventory consist of the following:

                                   February 29,        November 30,
                                       2000               1999

   Raw materials                    $3,668,952         $3,509,103
   Finished goods                    2,532,320          2,726,167
                                    $6,201,272         $6,235,270


   At February 29, 2000 and November 30, 1999, the Company had a reserve for obsolescence of $880,958 and $1,056,789, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

   The components of property and equipment consisted of the following:

                                  February 29,      November 30,
                                     2000               1999

   Machinery and equipment       $   299,528       $   299,528
   Furniture and equipment           892,499           742,547
   Transportation equipment           10,918            10,918
   Tools, dies, and masters        1,941,420         1,914,684
   Leasehold improvements            166,820           147,647
                                   3,211,185         3,115,324
   Less:  Accumulated
             depreciation
             and amortization      2,471,810         2,375,596

   Property and Equipment
            - Net                $   839,375       $   739,728

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT (Continued)

   Depreciation and amortization expense for the three months ended February 29, 2000 and February 28, 1999 amounted to
   $96,214 and $82,989, respectively.

NOTE 6 - INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                    Februaryy 29,    November 30,
                                        2000            1999

   Patents and trademarks             $241,596        $241,596

   Less:  Accumulated amortization      75,090          71,840

   Intangible Assets - Net            $166,506        $169,756

   Amortization expense for the three months ended February
   29, 2000 and February 28, 1999 $3,250 and $16,434, respec
   tively.

NOTE 7 - DEFERRED ADVERTISING

   In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs propor tionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $1,684,810 is accordingly reflected in the balance sheet for the interim period.
   This deferral is the result of the Company's $5,000,000 media budget for the year which contemplates lower spending in the 4th quarter than in the other three quarters; as well as the Company's Co-op advertising commitments which also anticipates a lower expenditure in the 4th quarter.


   The table below sets forth the calculation:
                                   February        February
                                     2000           1999
                               (In Millions)    (In Millions)

 Media advertising budget for the
   fiscal year                       $5.00          $5.00

 Pro-rata portion for three months   $1.25          $1.25
 Media advertising spent              2.68           1.41
 Accrual (deferral)                 ($1.43)       ($  .16)

 Anticipated Co-op advertising
   commitments                       $2.35          $3.00

 Pro-rata portion for three months  $  .59        $  .75
   Co-op advertising spent             .84          1.03
 Accrual (deferral)                ($  .25)      ($  .28)


 NOTE 8 -ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

 The following items which exceeded 5% of total current
 liabilities are included in accounts payable and accrued
 liabilities as of:
                                     February 29,     November 30,
                                         2000            1999
                                    (In Thousands)   (In Thousands)
 a)  Media advertising                  $2,364         $   560
 b)  Coop advertising                      545             *
 c)  Accrued returns                       622             630
                                        $3,531         $1,190

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (Continued)

 All other liabilities were for trade payables or individu ally did not exceed 5% of total current liabilities.

 * Under 5%

NOTE 9 -OTHER INCOME

 Other income consists of the following at February 29:

                                             2000            1999

 Interest income                            $51,983         $32,800
 Dividend income                              9,295           6,692
 Miscellaneous                                  923           1,486
                                            $62,201         $40,978


NOTE 10 -SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

 Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets.
 The cost and market values of the investments at February 28, 2000 and November 30, 1999 were as follows:

                                          February 29,       November 30,
                                             2000               1999

   Current:                            COST      MARKET    COST      MARKET

   Corporate obliga-
     tions                        $   445,967 $ 449,693  $ 745,044  $ 748,894
   Government obliga-
     tions(including
     mortgage
       backed securities)             991,344   989,805    743,777    741,575

       Total                        1,437,311 1,439,498  1,488,821  1,490,469

   Non-Current:

   Corporate obliga-
     tions                            536,000   529,187    536,000    532,891
   Government obli-
     gations                          453,805   439,122    399,534    390,517
   Preferred stock                    612,561   556,350    612,561    571,535
   Other equity
      investments                     422,040   301,863    414,177    314,827

       Total                        2,024,406 1,826,522  1,962,272  1,809,770

       Total                       $3,461,717$3,266,020 $3,451,093 $3,300,239

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

 The market value at February 29, 2000 was $3,266,020  as compared to $3,300,239 at
 November 30, 1999.  The cost and market values of the investments at February 29, 2000 were as follows:

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
 Title of Each Issue            Date      Rate        Notes       Each Issue  Sheet Date     Balance Sheet


  CORPORATE OBLIGATIONS:

 Virginia Electric &
    Power                      4/01/00    5.875%     250,000    $   246,117   $   249,855   $   249,855
 GMAC Smartnotes              10/15/01    5.950%     536,000        536,000       529,187       529,187
 Florida Power &
    Light                      4/01/00    5.375%     200,000        199,850       199,838       199,838

                                                                    981,967       978,880       978,880



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
 Name of Issuer and            Maturity  Interest      Bonds and   Cost of   at Balance     Issue Carried in
 Title of Each Issue           Date       Rate          Notes     Each Issue  Sheet Date    Balance Sheet

GOVERNMENT OBLIGATIONS:

FHLMC 1628-N                   12/15/2023   6.500       50,000   $   32,498  $   30,962    $   30,962
FNMA 93-224-D                  11/25/2023   6.500      104,000       91,182      83,949        83,949
FNMA 92-2-N                     1/25/2024   6.500       52,000       27,860      27,242        27,242
US Treasury Note               11/30/2001   4.625      100,000      100,190      98,781        98,781
US Treasury Note                1/31/2001   4.500      250,000      247,891     245,860       245,860
US Treasury Note                9/30/2000   4.500      300,000      300,924     297,000       297,000
US Treasury Note                3/16/2000   5.183      250,000      243,835     249,383       249,383
US Treasury Note               11/30/2000   4.625      200,000      198,694     197,562       197,562
US Treasury Note                5/15/2001   5.625      200,000      202,075     198,188       198,188

                                                                  1,445,149   1,428,927     1,428,927

                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                          MARKETABLE SECURITIES - OTHER INVESTMENTS


NOTE 10 -SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

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

EQUITY:

Preferred Stock:
    Tennessee Valley Authority
    (QIDS) Qtrly Income Debt
    Secs - Matures 3/31/2045    3/31/00      8.00%      13,600   $  362,561   $  328,100  $  328,100

    Merrill Lynch Trust         9/30/08      7.28        6,000      150,000      128,250     128,250

Other Equity Investments:

    First Australia Prime                                           100,000      100,000     100,000

  Dreyfus Premier Limited
    Term High Income CL B                     3.8*      11,443      139,193      116,614     116,614

  Dreyfus High Yield
     Strategies Fund                         10.5*      20,121      282,847      185,249     185,249

                                                                  1,034,601      858,213     858,213

                                                                 $3,461,717   $3,266,020  $3,266,020

* Estimated
                                            -14-

                       CCA INDUSTRIES, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

                           (UNAUDITED)


 For the three month period ended February 29, 2000, the Company had revenues of $8,636,120 and a net loss of ($206,122). In the prior year's period, the Company had revenues of $8,698,161 and a net income of $9,929 (excluding sales from discontinued operations of $1,088,577 and income of $61,732). Sales for the three month period were substantially the same as the prior period except the reduction of sales of Nutra Enamel of ($85,000) as a result of the commencement of the discontinuance of Color Line. Sales returns ran approximately 6% of gross sales. Sales returns were 8% for the prior year's period. Other income was $62,000 compared to $41,000.
Gross margins of 57% were down from 59%, this was primarily due to a reduction in the margins with a major account which were offset by reductions in cooperative expenses with that account; and a slight increase in inflationary costs.

 Advertising, cooperative and promotional allowance expenditures were $1,836,251 as compared to $2,020,117. The reduction was offset by the 1.3% reduction in gross profit margins of approximately
$120,000. Advertising expenditures were 21.4% of sales compared to 23.3%. Since both co-op advertising and promotions have a material effect on the Company's operations, the Company attempts to anticipate its advertising and promotional commitments as a percent of gross sales in order to control its effect on its net income.
In accordance with APB Interim Financial Reporting, the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently, a deferral of $1,430,000 of media expense and $250,000 of co-op expenses is reflected in the balance sheet. The Company deferred $437,146 in the prior year.
This deferral is the result of the Company's $5 million media budget for the entire year which is predicated on substantially lower spending in the third and fourth quarters. Co-op expenditures are budgeted at $2,350,000 for the year. Specifically, the Company spent $2.68 million for media advertising in the three months and $840,000 in co-op advertising. The difference is deferred over the subsequent nine month period and by the end of the year will be fully expensed.

 Selling, general and administrative expenses ("SG&A") increased from $2,919,575 to $3,201,487. The increase was primarily due to the additional freight costs incurred due to the increase in oil prices and their effect on shipping charges as well as the necessity to resort to special deliveries to the Company's accounts caused by inadvertent delays from the Company's suppliers; and the additional pack-out labor expenditures incurred due to special displays packed and shipped for promotional sales offers.

 Research and development expenses for the three months were substantially the same as the prior year's period.

 Bad debt expense for the period increased due to the substantial increase in the Company's accounts receivable. Actual write-offs were approximately $30,000 as compared to $4,000 in 1999.

                      CCA INDUSTRIES, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

                           (UNAUDITED)

 The Company's interest expense increased to $5,429 (net of the interest attributed to the discontinued operations of $17,053) as compared to none (net of the $34,645 attributable to discontinued operations in 1999).

 The Company's sales were primarily to drugstore chains, food chains and mass merchandisers.

 The Company's financial position as at February 29, 2000 consists of current assets of $21,503,062 and current liabilities of $9,565,672. The Company's cash position decreased due to the significant increase in its accounts receivable primarily as a result of the sales in the latter month of the quarter. The
Company's accounts payable increased due to the change in the increased expenditures for media during the latter part of the month.

 During the three months, the Company used approximately $522,000 in operations, generated $200,000 from new borrowings, and used approximately $189,000 to purchase assets and investments. These factors resulted in a net decrease in the Company's cash of about
$511,000.































                       CCA INDUSTRIES, INC.

                    PART II OTHER INFORMATION








 All information pertaining to Part II is omitted pursuant to the instructions pertaining to that part.

 The Company did not file any reports on Form 8-K during the three months ended February 29, 2000.

















































PART II, ITEM 6. (Continued)
EXHIBIT 11


               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                COMPUTATION OF EARNINGS PER SHARE

                           (UNAUDITED)



                                    Three Months    Three Months
                                       Ended           Ended
                                    February 28,     February 28,
                                        2000           1999


Item 6.

Weighted average shares outstanding -
  Basic                               7,246,085      7,111,472

Net effect of dilutive stock
  options--based on the
  treasury stock method
  using average market
  price                                    *           478,827

Weighted average shares outstanding -
  Diluted                             7,246,085      7,590,299

Net income                          ($ 206,122)    $    71,661

Per share amount
  Basic                                 ($.03)      $.01
  Diluted                               ($.03)      $.01



* Antidilutive













                            SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     CCA INDUSTRIES, INC.



                                     By:/s David Edell

                                     David Edell, President



                                     By:/s Ira W. Berman

                                     Ira W. Berman, Secretary

























