Form 10-Q
period 2000-05-31
CCA INDUSTRIES INC
filed 2000-07-13
CIK 721447

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 31, 2000

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

Common Stock, $.01 Par Value - 6,225,155 shares as of May 31, 2000

   Class A Common Stock, $.01 Par Value - 1,020,930 shares as of
                           May 31, 2000

               CCA INDUSTRIES, INC. AND SUBSIDIARIES








                               INDEX

                                                               Page
                                                               Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    May 31, 2000 and November 30, 1999 . . . . . . . . . . . . . 1-2

  Consolidated Statements of Operations
    for the three months and six months ended
    May 31, 2000 and 1999  . . . . . . . . . . . . . . . . . . . . 3

  Consolidated Statements of Comprehensive Income
    for the three months and six months ended
    May 31, 2000 and 1999. . . . . . . . . . . . . . . . . . . . . 4

  Consolidated Statements of Cash Flows for
    the six months ended May 31, 2000
    and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

  Notes to Consolidated Financial Statements   . . . . . . . . .6-15

  Management's Discussion and Analysis of
    Results of Operations and Financial
    Condition  . . . . . . . . . . . . . . . . . . . . . . . . 16-17

PART II OTHER INFORMATION. . . . . . . . . . . . . . . . . . . 18-19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



                            A S S E T S
                                                May 31,      November 30,
                                                 2000            1999
Current Assets
 Cash and cash equivalents                     $   469,982  $    807,360
 Short-term investments and marketable
   securities (Notes 3 and 10)                   1,727,202     1,490,469
   Accounts receivable, net of allowances of
    $1,110,895 and $1,183,576, respectively     10,159,045     7,371,532
 Inventories                                     5,624,681     6,235,270
 Prepaid expenses and sundry receivables           326,524       822,816
 Deferred income taxes                           1,170,288     1,178,513
 Prepaid income taxes and refunds due              441,759       714,835
 Deferred advertising                            2,679,971           -

   Total Current Assets                         22,599,452    18,620,795

Property and Equipment, net of accumulated
  depreciation and amortization                    798,967       739,728

Intangible Assets, net of accumulated
 amortization of $78,350 at May 31, 2000
   and $71,840  at November 30, 1999               163,824       169,756

Other Assets
 Marketable securities                           1,540,734     1,809,770
 Due from officers - Non-current                    42,605        57,918
 Deferred income taxes                              39,920        42,031
 Other                                              54,646        54,989

   Total Other Assets                            1,677,905     1,964,708

   Total Assets                                $25,240,148   $21,494,987

See Notes Consolidated to Financial Statements.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



               LIABILITIES AND SHAREHOLDERS' EQUITY



                                                 May 31,     November 30,
                                                 2000           1999

Current Liabilities
 Notes payable - Current portion              $ 1,400,000    $ 1,400,000
  Accounts payable and accrued liabilities      8,180,686      4,928,905

   Total Current Liabilities                    9,580,686      6,328,905

Shareholders' Equity
 Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 6,321,151 shares                    63,212         63,212
 Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
   1,020,930                                       10,209         10,209
 Additional paid-in capital                     4,453,478      4,453,478
 Retained earnings                             11,499,887     10,955,203
 Accumulated other comprehensive income       (   202,158)   (   150,854)
                                               15,824,628     15,331,248
   Less: Treasury Stock (95,996 shares)           165,166        165,166

   Total Shareholders' Equity                  15,659,462     15,166,082

   Total Liabilities and Shareholders' Equity $25,240,148    $21,494,987





See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                            (UNAUDITED)
                               Three Months Ended      Six Months Ended
                                   May 31,                   May 31,
                              2000        1999           2000       1999
                                        (Restated)               (Restated)
Revenues
  Sales of Health and
   Beauty Aid
   Products - Net         $11,931,856  $11,109,844  $20,505,775  $19,767,027
  Other income                 70,623       43,101      132,824       84,079

                           12,002,479   11,152,945   20,638,599   19,851,106

Costs and Expenses
  Costs of sales            4,184,558    4,026,263    7,888,589    7,565,382
  Selling, general and
    administrative expenses 3,512,913    3,389,518    6,714,400    6,309,093
  Advertising, cooperative
    and promotions          2,850,053    2,765,095    4,686,304    4,785,212
  Research and development    157,842      125,443      282,862      255,209
  Provision for doubtful
    accounts                   67,184       50,094      134,311       93,802
  Interest expense             46,031         -          51,455         -
                           10,818,581   10,356,413   19,757,921   19,008,698

    Income before
      Income Taxes          1,183,898      796,532      880,678      842,408

Provision for Income
  Taxes                       415,604      235,007      308,431      270,954

   Income Before (Loss)
    From Discontinued
    Operations                768,294      561,525      572,247      571,454

(Loss) From
   Discontinued Operations (   17,488)   ( 380,393)  (   27,563)   ( 318,661)


  Net Income                $ 750,806    $ 181,132    $ 544,684     $252,793

Earnings per Share
  Basic                          $.10         $.03         $.08         $.04
  Diluted                        $.10         $.02         $.07         $.03

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                            (UNAUDITED)

                               Three Months Ended       Six Months Ended
                                     May 31,                  May 31,
                                 2000         1999       2000       1999
                                           (Restated)            (Restated)
Net Income                     $750,806     $181,132   $544,684   $252,793


Other Comprehensive Income
 Unrealized holding gains
 (loss) on investments        (   6,459)       6,461  (  51,304)  (  7,119)

Provision (Benefit) for Taxes (   2,996)       2,650  (  19,496)  (  2,850)

Other Comprehensive
 Income (Loss) - Net          (   3,463)       3,811  (  30,782)  (  4,269)

Comprehensive Income           $747,343     $184,943   $513,902   $248,524



Earnings Per Share:
 Basic                             $.10         $.03       $.08       $.04
 Diluted                           $.10         $.02       $.07       $.03



See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (UNAUDITED)
                                              Six Months     Six Months
                                                 Ended          Ended
                                                May 31,        May 31,
                                                 2000           1999
                                                             (Restated)
Cash Flows from Operating Activities:
 Net income                                   $  544,684    $   317,676
 Adjustments to reconcile net income to net
   cash (used in) operating activities:
   Depreciation and amortization                 199,575        173,795
   Minority deficiency in consolidated
     subsidiaries                                   -       (    64,883)
   Amortization of bond premium                     -               948
   (Gain) loss on sale of marketable
     securities                                (   4,956)        16,766
   Decrease in deferred income taxes              10,336         53,989
   (Increase) in accounts receivable - Net    (2,787,513)   ( 1,941,852)
   Decrease in inventory                         610,589      1,004,892
   Decrease (increase) in prepaid expenses and
     miscellaneous receivables                   496,290    (    95,436)
   (Increase) in deferred advertising         (2,679,971)   ( 1,265,960)
   Increase in accounts payable and
     accrued liabilities                       3,251,781      2,095,043
   Increase (decrease) in prepaid income
     taxes and refunds due                       273,076    (   976,650)
   Decrease (increase) in security deposits          343    (       400)

     Net Cash (Used in) Operating Activities  (   85,766)   (   682,072)

Cash Flows from Investing Activities:
 Acquisition of property, plant and equipment (  252,304)   (    86,562)
 Acquisition of intangible assets             (      578)   (   454,087)
 Proceeds of money due from officers              15,313            432
 Purchase of marketable securities            (1,106,706)   (   122,150)
 Proceeds from sale and maturity of
   investments                                 1,092,663        563,783
 Purchase of treasury stock                         -       (     9,557)

   Net Cash (Used in) Investing
     Activities                               (  251,612)   (   108,141)

Cash Flows from Financing Activities:
 Proceeds from borrowings                      1,400,000      2,250,000
 Payment on debt                              (1,400,000)   ( 1,900,000)

     Net Cash Provided by Financing Activities     -            350,000

Net (Decrease) in Cash                        (  337,378)   (   440,213)

Cash at Beginning of Period                      807,360        542,289

Cash at End of Period                         $  469,982     $  102,076


Supplemental Disclosures of Cash Flow
 Information:
   Cash paid during the period for:
     Interest                                 $   55,646     $   76,573
     Income taxes                                  4,467      1,018,068

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended May 31, 2000 are not necessarily indicative of the results that may be expected for the year ended November 30, 2000. For further information, refer to the consolidated financial state ments and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1999.

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

 Use of Estimates:

 The consolidated financial statements include the use of esti-mates, which management believes are reasonable. The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

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

             CCA INDUSTRIES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (UNAUDITED)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Use of Estimates:

 The consolidated financial statements include the use of esti mates, which management believes are reasonable. The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

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

 Revenue Recognition:

 The Company recognizes sales at the time delivery occurs. Although no legal right of return exists between the customer and the Company, it is an industry-wide practice to accept returns from customers. The Company, there-fore, records a reserve for returns equal to its gross profit on its histori-cal percentage of returns on its last five months sales.

 Comprehensive Income:

 The Company adopted SFAS #130, Comprehensive Income, which considers the Company's financial performance in that it includes all changes in equity during the period from transactions and events from non-owner sources.

 Reclassifications

 Certain prior year amounts have been reclassified to conform to the 2000 presentation.


NOTE 4 - INVENTORIES

   The components of inventory consist of the following:

                                      May 31,          November 30,
                                       2000               1999


   Raw materials                    $3,587,141         $3,509,103
   Finished goods                    2,037,540          2,726,167
                                    $5,624,681         $6,235,270


   At May 31, 2000 and November 30, 1999, the Company had a reserve for obsolescence of $792,227 and $1,056,789, respectively.

            CCA INDUSTRIES, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - PROPERTY AND EQUIPMENT

   The components of property and equipment consisted of the following:

                                                 May 31,   November 30,
                                                   2000        1999

   Machinery and equipment                    $   323,233 $   299,528
   Furniture and equipment                        901,662     742,547
   Transportation equipment                        10,918      10,918
   Tools, dies, and masters                     1,964,995   1,914,684
   Leasehold improvements                         166,820     147,647
                                                3,367,628   3,115,324
   Less:  Accumulated depreciation
            and amortization                    2,568,661   2,375,596

   Property and Equipment - Net               $   798,967 $   739,728

   Depreciation expense for the six months ended May 31, 2000 and 1999 amounted to $193,065 and $136,249, respectively.

NOTE 6 - INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                                  May 31,    November 30,
                                                    2000        1999

   Patents and trademarks                        $242,174     $241,596

   Less:  Accumulated amortization                 78,350       71,840

   Intangible Assets - Net                       $163,824     $169,756

   Amortization expense for the six months ended May 31, 2000 and 1999 amounted to $6,510 and $7,278, respectively.

            CCA INDUSTRIES, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DEFERRED ADVERTISING

   In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $2,679,971 is accordingly reflected in the balance sheet for the interim period. This deferral is the result of the Company's $6,000,000 media budget for the year which contemplates lower spending in the 4th quarter than in the other three quarters; as well as the Company's Co-op advertising commitments which also anticipates a lower expenditure in the 4th quarter.

   The table below sets forth the calculation:

                                                    2000        1999
                                               (In Millions)(In Millions)

  Media advertising budget for the
    fiscal year                                     $6.00      $6.00


  Pro-rata portion for six months                   $3.00      $3.00
  Media advertising spent                            5.29       3.32
  Accrual (deferral)                               ($2.29)   ($  .32)

  Anticipated Co-op advertising commitments         $2.70      $3.50

  Pro-rata portion for six months                   $1.35      $1.75
  Co-op advertising spent                            1.74       2.70
  Accrual (deferral)                              ($  .39)   ($  .95)

 NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                       May 31,       November 30,
                                        2000             1999
                                    (In Thousands)  (In Thousands)

 a)  Media advertising                 $3,114         $    560
 b)  Coop advertising                     667              *
 c)  Accrued returns                     *                 630
                                       $3,781         $  1,190

* under 5%

            CCA INDUSTRIES, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (Continued)

 All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

NOTE 9 - OTHER INCOME

 Other income consists of the following at May 31:

                                             2000           1999

 Interest income                           $106,331        $84,896
 Dividend income                             20,698         19,742
 Miscellaneous                                5,795      (  20,559)
                                           $132,824        $84,079

NOTE 10 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

 Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated
 at market value.  The Company has classified its investments as
 Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets.  The cost and market values of the investments at May 31, 2000 and November 30, 1999 were as follows:
                                      May 31,                     November 30,
                                       2000                          1999
   Current:                       COST         MARKET        COST        MARKET

   Corporate
     obligations                $    -       $    -       $  745,044   $  748,894

   Government obligations
     (including mortgage
       backed securities)        1,738,026    1,727,202      743,777      741,575

       Total                     1,738,026    1,727,202    1,488,821    1,490,469

   Non-Current:

   Corporate obli-
     gations                       536,000      527,349      536,000      532,891
   Government obli-
     gations                       151,540      142,267      399,534      390,517
      Preferred stock              612,561      567,678      612,561      571,535
   Other equity
    investments                    431,965      303,440      414,177      314,827

       Total                     1,732,066    1,540,734    1,962,272    1,809,770

       Total                    $3,470,092   $3,267,936   $3,451,093   $3,300,239

                          CCA INDUSTRIES, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 -  SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

 The market value at May 31, 2000 was $3,267,936 as compared to $3,300,239 at November 30, 1999.
 The cost and market values of the investments at May 31, 2000 were as follows:

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
 Name of Issuer and         Maturity     Interest    Bonds and    Cost of   at Balance   Issue Carried in
 Title of Each Issue          Date         Rate        Notes     Each Issue Sheet Date    Balance Sheet


CORPORATE OBLIGATIONS:
  GMAC Smartnotes            10/15/019     5.950%      536,000    $536,000   $527,349      $527,349
















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
 Name of Issuer and            Maturity  Interest    Bonds and    Cost of    at Balance  Issue Carried in
 Title of Each Issue           Date        Rate        Notes     Each Issue  Sheet Date   Balance Sheet

GOVERNMENT OBLIGATIONS:
FHLMC 1628-N                   12/15/2023  6.500%    $  50,000  $    32,498 $  30,982    $    30,982
FNMA 93-224-D                  11/25/2023  6.500       104,000       91,182    84,034         84,034
FNMA 92-2-N                     1/25/2024  6.500        52,000       27,860    27,251         27,251
US Treasury Note               11/30/2000  4.625       100,000      100,190    99,094         99,094
US Treasury Note                1/31/2001  4.500       250,000      247,891   246,562        246,562
US Treasury Note                9/30/2000  4.500       300,000      300,924   298,125        298,125
US Treasury Note                5/31/2001  5.250       250,000      251,615   246,408        246,408
US Treasury Note               11/30/2000  4.625       200,000      198,694   198,188        198,188
US Treasury Note                5/15/2001  5.625       200,000      202,075   198,000        198,000
US Treasury Bill                10/5/2000              450,000      436,637   440,825        440,825

                                                                  1,889,566 1,869,469      1,869,469


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

EQUITY:
Preferred Stock:

    Tennessee Valley Authority
    (QIDS) Qtrly Income Debt
    Secs                        3/31/45      8.00%      13,600   $  362,561  $  338,300    $   338,300

    Merrill Lynch Trust         9/30/08      7.28%       6,000      150,000     129,378        129,378

Other Equity Investments:

    First Australia Prime                                           100,000     100,000        100,000

  Dreyfus Premier Limited
    Term High Income CL B                     3.8*      11,537      142,174     114,906        114,906

  Dreyfus High Yield
     Strategies Fund                         10.5*      20,382      289,791     188,534        188,534

                                                                  1,044,526     871,118        871,118

                                                                 $3,470,092  $3,267,936     $3,267,936
* Estimated

                     CCA INDUSTRIES, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION

                          (UNAUDITED)

  For the three month period ended May 31, 2000, the Company had revenues of $12,002,479 and a net profit after taxes of $750,806. In the prior year's period, the Company had revenues of $11,152,945 and a net income of $181,132 (excluding sales from discontinued operations of $210,940). Sales for the current quarter were increased from the Company's brand products. Sales returns ran approximately 6.5% of gross sales substantially similar to the prior year period.

  Advertising, cooperative and promotional allowance expenditures were $2,850,053 as compared to $2,765,095. Advertising expenditures were 24% of sales for the period as compared to 25%. Since both co-op advertising, media advertising and promotions have a material effect on the Company's opera tions, the Company attempts to anticipate its advertising and promotional commitments as a percentage of anticipated gross sales in order to spread the costs on its quarterly income statements.

  For the six month period ended May 31, 2000, the Company had revenues of $20,638,599 and net income of $544,684 after a provision of income taxes of $308,431. In the prior year's period, the Company had revenues of $19,851,106 and net income of $252,793 after a provision for income taxes of
$270,954.   Net sales for the six month period ended May 31, 2000
($20,505,775) were up approximately $740,000 from the 1999 sales for the six months ($19,767,027) (excluding sales of $1,299,517 from discontinued operations). Gross profit margins for the six month period were 61.5% similar to the prior year, despite a special credit allowance of approximately $250,000 in sales allowances with a major account, which had a negative impact on the gross profit margin but decreased the cooperative advertising anticipated expenditures by that amount.

  Advertising, cooperative and promotional allowance expenditures decreased during the six month period from $4,785,212 to $4,686,304. Advertising expenditures were 23% of sales for the six months ended May 31, 2000 as compared with 24% for the period ended May 31, 1999. As part of the registrant's business it is necessary to enter into co-operative advertising agreements and other promotional activities with its accounts, especially upon the introduction of a new product. Both co-op advertising and promotions have a material effect on the Company's operations. If the advertising and promotions are successful, revenues will be increased accordingly. Should the co-op and promotions not be successful, it will have a negative impact on the Company's promotional cost per sale, and have a negative effect on income. The Company attempts to anticipate its advertising and promotional commitments as a percent of gross sales in order to attempt to control its effect on its net income. In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently, a deferral of $2,679,971 is accordingly reflected in the balance sheet for the interim period, as compared to $1,265,960 at May 31, 1999. The deferral is the result of the Company's $6 million media budget for the entire year which is predicated on substantially lower spending in the third and fourth quarters; as well as the Company's $2,700,000 co-op advertising budget. Specifically, the Company spent approximately $5.3 million in the six months on media advertising and, therefore, expensed $3 million and deferred $2.3

                     CCA INDUSTRIES, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

             OF OPERATIONS AND FINANCIAL CONDITION

                          (UNAUDITED)

million as of May 31, 2000. Similarly, as of May 31, 2000, the Company's co-op advertising commitments for the year ended November 30, 2000 were anticipated to be approximately $2.7 million of which approximately $1.7 million was spent in the first six months resulting in an expense of $1.35 million and a deferral of approximately $400,000 as of May 31, 2000. Approximately $500,000 has been reduced in the estimated co-op commitment but will be offset with a special credit allowance against sales given to a major account which will reduce sales by that amount and have a negative effect on gross profit margins.

  Comparatively as of May 31, 1999, the Company had anticipated media advertising expense in fiscal year 1999 of $6 million and spent approximately $3.32 million in the first six months resulting in a deferral of approxi mately $.32 million. The anticipated co-op commitments as of May 31, 1999 were $3.5 million for the year of which $2.7 million were spent for the six months resulting in a $.95 million deferral.

  Selling, general and administrative expenses ("SG&A")for the three month and six month periods ($3,512,913 compared to $3,389,518, and $6,714,400 compared to $6,309,093, respectively) increased primarily due to the increased shipping cost associated with the larger sales volume coupled with a rise in freight rates as a result of the increase in oil costs; as well as proportionate increases in commissions.

  Research and development expenses for the three and six months were substantially the same.

  Bad debt expense for the six month period increased due to the necessary reserves on the increasing accounts receivable. Actual write-offs were approximately $30,000 in 2000 as compared to $32,000 in 1999.

  The Company's sales were primarily to drugstore chains, food chains and mass merchandisers.

  The Company's financial position as at May 31, 2000 consists of current assets of $22,599,452 and current liabilities of $9,580,686. The Company's cash position decreased due to the significant increase in its accounts receivable due to a general slow down in payments by the major retailers. The Company's accounts payable also increased due to the Company's extension of its own payment terms. During the six month period ended May 31, 2000, shareholders' equity increased from $15,166,082 at November 30, 1999 to $15,659,462 at May 31, 2000. This was due primarily to the net income generated during the period.

  During the six months, the Company used $86,000 in operations and $252,000 to purchase new fixed assets. These factors resulted in a net decrease in the Company's cash of about $338,000.

                                                             EXHIBIT 11


               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                COMPUTATION OF EARNINGS PER SHARE

                           (UNAUDITED)





                                 Three Months Ended   Six Months Ended
                                       May 31,             May 31,
                                    2000      1999       2000     1999

Item 6.

Weighted average shares
  outstanding - Basic            7,167,242  7,171,085 7,167,242 7,171,157
Net effect of dilutive stock
  options--based on the
  treasury stock method
  using average market
  price                            337,075    815,352   356,188   643,326

Weighted average shares
  outstanding - Diluted          7,504,317  7,986,437 7,523,430 7,814,483


Net income                      $  750,806 $  181,132$  544,684$  252,793

Per share amount
  Basic                               $.10       $.03      $.08      $.04
  Diluted                             $.10       $.02      $.07      $.03

                      CCA INDUSTRIES, INC.

                    PART II OTHER INFORMATION








  All information pertaining to Part II is omitted pursuant to the instructions pertaining to that part.

  The Company did not file any reports on Form 8-K during the six months ended May 31, 2000.

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