Form 10-Q
period 2000-08-31
CCA INDUSTRIES INC
filed 2000-10-13
CIK 721447

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 2000

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

Common Stock, $.01 Par Value - 5,946,827 shares as of August 31, 2000

  Class A Common Stock, $.01 Par Value - 1,020,930 shares as of
                         August 31, 2000

              CCA INDUSTRIES, INC. AND SUBSIDIARIES








                              INDEX

                                                                 Page
                                                                Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    August 31, 2000 and November 30, 1999. . . . . . . . . . . . 1-2

  Consolidated Statements of Operations
    for the three months and nine months ended
    August 31, 2000 and 1999 . . . . . . . . . . . . . . . . . . . 3

  Consolidated Statements of Comprehensive Income
    for the three months and nine months ended
    August 31, 2000 and 1999 . . . . . . . . . . . . . . . . . . . 4

  Consolidated Statements of Cash Flows for
    the nine months ended August 31, 2000
    and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . 5-6

  Notes to Consolidated Financial Statements   . . . . . . . . .7-16

  Management's Discussion and Analysis of
    Results of Operations and Financial
    Condition  . . . . . . . . . . . . . . . . . . . . . . . . 17-19

PART II OTHER INFORMATION. . . . . . . . . . . . . . . . . . . 20-21

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .22

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS



                           A S S E T S
                                               August 31,    November 30,
                                                2000            1999


Current Assets
 Cash and cash equivalents                    $     81,909   $    807,360
 Short-term investments and marketable
   securities                                    2,001,307      1,490,469
   Accounts receivable, net of allowances of
    $1,364,993 and $1,183,576, respectively      8,411,816      7,371,532
 Inventories                                     5,332,475      6,235,270
 Prepaid expenses and sundry receivables           436,903        822,816
 Deferred income taxes                           1,333,428      1,178,513
 Prepaid income taxes and refunds due              208,388        714,835
 Deferred advertising                            1,286,557           -

   Total Current Assets                         19,092,783     18,620,795

Property and Equipment, net of accumulated
  depreciation and amortization                    728,779        739,728

Intangible Assets, net of accumulated
 amortization of $82,666 at August 31, 2000
   and $71,840 at November 30, 1999                222,816        169,756

Other Assets
 Marketable securities                           1,566,398      1,809,770
 Due from officers - Non-current                    32,857         57,918
 Deferred income taxes                              38,864         42,031
 Other                                              54,646         54,989

   Total Other Assets                            1,692,765      1,964,708

   Total Assets                                $21,737,143    $21,494,987

See Notes Consolidated to Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS



              LIABILITIES AND SHAREHOLDERS' EQUITY



                                               August 31,    November 30,
                                                2000            1999

Current Liabilities
 Notes payable                                $ 2,600,000    $ 1,400,000
  Accounts payable and accrued liabilities      3,391,971      4,928,905

   Total Current Liabilities                    5,991,971      6,328,905

Subordinated Debentures (due August 1, 2005)      556,656           -

Shareholders' Equity
 Common stock, $.01 par; authorized
   15,000,000 shares; issued 6,321,151
     shares, respectively                          63,212         63,212
 Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
   1,020,930 shares, respectively                  10,209         10,209
 Additional paid-in capital                     4,453,478      4,453,478
 Retained earnings                             11,558,921     10,955,203
 Unrealized gains (losses) on marketable
   securities                              (      175,482)(      150,854)
                                               15,910,338     15,331,248

   Less: Treasury Stock (374,324 and 95,996
             shares at August 31, 2000 and
             November 30, 1999, respectively)     721,822        165,166

   Total Shareholders' Equity                  15,188,516     15,166,082

   Total Liabilities and Shareholders' Equity $21,737,143    $21,494,987


See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                            (UNAUDITED)
                              Three Months Ended      Nine Months Ended
                                 August 31,               August 31,
                                 2000     1999         2000       1999

Revenues
  Sales of Health and
   Beauty Aid
   Products - Net          $9,905,804   $8,631,951  $30,411,579   $28,398,978
  Other income                 86,208      102,623      219,032       186,702
                            9,992,012    8,734,574   30,630,611    28,585,680


Costs and Expenses
  Costs of sales            3,493,222    3,508,009   11,381,811    11,073,391
  Selling, general and
    administrative expenses 3,595,388    3,200,777   10,309,788     9,509,870
  Advertising, cooperative
    and promotions          2,478,780    1,851,391    7,165,084     6,636,603
  Research and development    105,879      118,183      388,741       373,392
  Provision for doubtful
    accounts                   10,272   (    4,044)     144,583        89,758
 Interest expense              45,992         -          97,447          -

                            9,729,533    8,674,316   29,487,454    27,683,014

    Income before Provision
      for Income Taxes        262,479       60,258    1,143,157       902,666

Provision for Income
  Taxes                       123,710       19,694      432,141       290,648

    Income From Continuing
    Operations                138,769       40,564      711,016       612,018

Income (Loss) From
  Discontinued Operations  (   79,735)  (1,132,848)  (  107,298)   (1,451,509)

  Net Income (Loss)         $  59,034  ($1,092,284)   $ 603,718    ($ 839,491)

                        Basic Diluted Basic Diluted Basic Diluted Basic Diluted
Earnings per Share
  Continuing Operations   $.02  $.02    $.01   $.01   $.10  $.09    $.09  $.09
  Discontinued Operations($.01)($.01)  ($.16) ($.16) ($.01)($.01)  ($.21)($.21)

  Net Income (Loss)       $.01  $.01   ($.15) ($.15)  $.08  $.08   ($.12)($.12)

See Notes to Consolidated Financial Statements.
                                -3-
              CCA INDUSTRIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                            (UNAUDITED)

                              Three Months Ended       Nine Months Ended
                                   August 31,              August 31,
                                2000       1999          2000      1999

Net Income (Loss)              $59,034  ($1,157,167)   $603,718  ($839,491)


Other Comprehensive Income
 Unrealized holding gains
 (loss) on investments          26,674  (    77,580)  (  24,630) (  84,699)

Provision (Benefit) for Taxes   10,185  (    29,922)  (   9,311) (  27,272)

Other Comprehensive Income
 (Loss) - Net                   16,489  (    47,658)  (  15,319) (  57,427)


Comprehensive Income           $75,523  ($1,204,825)   $588,399  ($896,918)



Earnings Per Share:
 Basic                            $.01        ($.17)       $.08      ($.12)
 Diluted                          $.01        ($.17)       $.08      ($.12)





See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (UNAUDITED)
                                              Nine Months    Nine Months
                                                 Ended          Ended
                                               August 31,     August 31,
                                                 2000            1999
Cash Flows from Operating Activities:
  Net income (loss)                           $   603,718   ($  839,491)
  Adjustments to reconcile net income to net
   cash (used in) operating activities:
   Depreciation and amortization                  286,175       287,428
   Minority deficiency in consolidated
     subsidiaries                                  -        (       155)
   Amortization of bond premium                    -              1,414
   Loss on abandoned intangibles                   -            463,512
   (Gain) on sale of marketable securities    (     4,956)  (    21,532)
   (Increase) decrease in deferred income
     taxes                                    (   151,748)      114,883
   (Increase) decrease in accounts
     receivable - Net                         ( 1,040,284)      944,108
   Decrease in inventory                          902,795     1,996,368
   Decrease (increase) in prepaid expenses
     and miscellaneous receivables                385,913   (    32,010)
   (Increase) in deferred advertising         ( 1,286,557)  ( 1,551,113)
   (Decrease) in accounts payable and
      accrued liabilities                     ( 1,536,934)  (    53,425)
   (Decrease) in taxes payable                    -         (   600,720)
   Decrease (increase) in security deposits           343   (       400)
   Decrease (increase) in prepaid income
     taxes and refunds due                        506,447   ( 1,222,085)

      Net Cash (Used in) Operating Activities ( 1,335,088)  (   513,218)

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment(   264,400)  (   117,946)
  Acquisition of intangible assets            (    63,886)  (   454,735)
  Proceeds of money due from officers              25,061         1,857
  Purchase of marketable securities           ( 1,379,933)  (   282,960)
  Proceeds from sale and maturity of
   investments                                  1,092,795     1,320,331

   Net Cash (Used in) Provided by
     Investing Activities                     (   590,363)      466,547

Cash Flows from Financing Activities:
  Proceeds from borrowings                      3,900,000     2,850,000
  Payment on debt                             ( 2,700,000) (  2,500,000)
  Purchase of treasury stock                      -        (      9,557)

   Net Cash Provided by Financing Activities    1,200,000       340,443

Net (Decrease) Increase in Cash               (   725,451)      293,772

Cash at Beginning of Period                       807,360       542,289

Cash at End of Period                          $   81,909    $  836,061

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                            (UNAUDITED)

                                              Nine Months    Nine Months
                                                 Ended          Ended
                                              August 31,      August 31,
                                                 2000            1999
Supplemental Disclosures of Cash Flow
 Information:
   Cash paid during the period for:
     Interest                                  $  88,968    $    95,971
      Income taxes                                97,442      1,128,793

Supplemental Schedule of Noncash Investing
 and Financing Activities:
   The Company repurchased common stock in
   exchange for the issuance of subordinated
   debentures:
     Common stock repurchased                   $556,656     $     -
     Subordinated debentures                  (  556,656)          -

                                               $    -        $     -

Minority Shareholders' Losses Absorbed
 by the Company:
   Minority interest                           $     -       $    7,643
   Retained earnings                                 -      (     7,643)

                                               $     -       $     -






See Notes to Consolidated Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial state-

 ments have been prepared in accordance with generally accepted ac-

 counting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accord ingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ended November 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 1999.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation:

 The consolidated financial statements include the accounts of CCA and its wholly-owned subsidiaries (collectively the "Company"). All significant inter-company accounts and transactions have been elimi nated.

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

 During fiscal 1999, two officers/shareholders exercised in the aggregate 100,000 options in exchange for 25,000 shares of previously issued common stock. The common shares were put into treasury and were subsequently cancelled.

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

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)





NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Earnings Per Common Share:

 The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in 1998. Basic earnings per share is calculated using the average number of shares of common stock outstand ing during the year. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method" and convertible debentures using the "if-converted" method. Common stock equivalents consist of stock options.

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

 Reclassifications

 Certain prior year amounts have been reclassified to conform to the 2000 presentation and the restatement for discontinued operations.


NOTE 4 - INVENTORIES

   The components of inventory consist of the following:

                                    August 31,        November 30,
                                       2000               1999

   Raw materials                    $3,060,925         $3,509,103
   Finished goods                    2,271,550          2,726,167
                                    $5,332,475         $6,235,270


   At August 31, 2000 and November 30, 1999, the Company had a reserve for obsolescence of $815,078 and $1,056,789, respectively.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - PROPERTY AND EQUIPMENT

   The components of property and equipment consisted of the following:

                                                August 31,    November 30,
                                                   2000           1999

   Machinery and equipment                    $   323,233     $   299,528
   Furniture and equipment                        910,698         742,547
   Transportation equipment                        10,918          10,918
   Tools, dies, and masters                     1,968,055       1,914,684
   Leasehold improvements                         166,820         147,647
                                                3,379,724       3,115,324
   Less:  Accumulated depreciation
                   and amortization             2,650,945       2,375,596

   Property and Equipment - Net               $   728,779      $  739,728

   Depreciation expense for the nine months ended August 31, 2000 and 1999 amounted to $275,349 and $220,086, respectively.

NOTE 6 - INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                                 August 31,     November 30,
                                                    2000            1999

   Patents and trademarks                        $242,173         $241,596
   Financing costs                                 63,309             -
                                                  305,482          241,596
   Less:  Accumulated amortization                 82,666           71,840

   Intangible Assets - Net                       $222,816         $169,756

   Amortization expense for the nine months ended August 31, 2000 and 1999 amounted to $10,826 and $67,342, respectively.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DEFERRED ADVERTISING

   In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $1,286,557 is accordingly reflected in the balance sheet for the interim period.
   This deferral is the result of the Company's $6,000,000 media budget for the year which contemplates lower spending in the 4th quarter than in the other three quarters; as well as the Company's Co-op advertising commitments which also anticipates a lower expenditure in the 4th quarter.

   The table below sets forth the calculation:

                                                     August         August
                                                      2000           1999
                                                  (In Millions)  (In Millions)

 Media advertising budget for the fiscal year        $6.00           $5.30

 Pro-rata portion for nine months                    $4.50           $3.98
 Media advertising spent                              5.50            4.71
 Accrual (deferral)                                 ($1.00)        ($  .73)

 Anticipated Co-op advertising commitments           $3.10           $3.30

 Pro-rata portion for nine months                     2.33            2.48
   Co-op advertising spent                            2.62            3.30
   Accrual (deferral)                              ($  .29)        ($  .82)

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

 The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                     August 31,       November 30,
                                        2000             1999
                                   (In Thousands)   (In Thousands)

 a)  Media advertising               $   726           $   560
 b)  Coop advertising                    542               *
 c)  Accrued returns                     301               630
                                      $1,569            $1,190
 * under 5%

 All other liabilities were for trade payables or individually did not exceed 5%of total current liabilities.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - OTHER INCOME

 Other income consists of the following at August 31:

                                              2000           1999

 Interest income                           $154,509        $146,190
 Dividend income                             35,284          32,673
 Miscellaneous                               29,239           7,839
                                           $219,032        $186,702

NOTE 10 - SUBORDINATED DEBENTURES

 On August 1, 2000, the Company repurchased (pursuant to a tender offer) 278,328 shares of its outstanding common stock by issuing subordinated debentures equal to $2 per share, which accrue interest at 6% and are due to mature on August 1, 2005. The interest is payable semi-annually.

NOTE 11 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

 Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at August 31, 2000 and November 30, 1999 were as follows:

                                       August 31,             November 30,
                                          2000                    1999

   Current:                         COST      MARKET        COST       MARKET

   Corporate obligations         $    -      $     -    $   745,044  $ 748,894
   Government obligations
     (including mortgage
       backed securities)        1,998,196    2,001,307     743,777    741,575

       Total                     1,998,196    2,001,307   1,488,821  1,490,469

   Non-Current:

   Corporate obligations           536,000      531,755     536,000    532,891
   Government obli-
     gations                       151,511      146,094     399,534    390,517
   Preferred stock                 612,561      579,328     612,561    571,535
   Other equity
     investments                   444,919      309,221     414,177    314,827

       Total                     1,744,991    1,566,398   1,962,272  1,809,770

       Total                    $3,743,187   $3,567,705  $3,451,093 $3,300,239

                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

 The market value at August  31, 2000 was $3,567,705 as compared to $3,300,239 at November 30, 1999.
 The cost and market values of the investments at August 31, 2000 were as follows:

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
 Name of Issuer and            Maturity   Interest   Bonds and    Cost of   at Balance  Issue Carried in
 Title of Each Issue            Date        Rate       Notes     Each Issue Sheet Date   Balance Sheet


CORPORATE OBLIGATIONS:
  GMAC Smartnotes            10/15/019     5.950%      536,000    $536,000    $531,755      $531,755







                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)


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
 Name of Issuer and            Maturity   Interest      Bonds and     Cost of   at Balance   Issue Carried in
 Title of Each Issue             Date       Rate          Notes     Each Issue   Sheet Date    Balance Sheet

GOVERNMENT OBLIGATIONS:
FHLMC 1628-N                   12/15/2023   6.500%      $  50,000  $    32,498    $ 31,561      $  31,561
FNMA 93-224-D                  11/25/2023   6.500         104,000       91,182      86,642         86,642
FNMA 92-2-N                     1/25/2024   6.500          52,000       27,831      27,891         27,891
US Treasury Note               11/30/2000   4.625         100,000      100,190      99,563         99,563
US Treasury Note                1/31/2001   4.500         250,000      247,891     248,125        248,125
US Treasury Note                9/30/2000   4.500         300,000      300,924     299,343        299,343
US Treasury Note                5/31/2001   5.250         250,000      251,615     247,970        247,970
US Treasury Note               11/30/2000   4.625         200,000      198,694     199,126        199,126
US Treasury Note                5/15/2001   5.625         200,000      202,075     199,000        199,000
US Treasury Bill                10/5/2000                 450,000      436,637     447,314        447,314
US Treasury Bill                11/9/2000   6.080         240,000      260,170     260,866        260,866


                                                                     2,149,707   2,147,401      2,147,401

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

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

EQUITY:
Preferred Stock:

    Tennessee Valley Authority
    (QIDS) Qtrly Income Debt
    Secs                        3/31/45      8.00%      13,600    $  362,561    $  341,700     $   341,700

    Merrill Lynch Trust         9/30/08      7.28        6,000       150,000       137,628         137,628

Other Equity Investments:

    First Australia Prime                                            100,000       100,000         100,000

  Dreyfus Premier Limited
    Term High Income CL B                    3.80*      11,537       145,444       116,045         116,045

  Dreyfus High Yield
     Strategies Fund                        10.50*      20,382       299,475       193,176         193,176

                                                                   1,057,480       888,549         888,549

                                                                  $3,743,187    $3,567,705      $3,567,705
* Estimated

                     CCA INDUSTRIES, INC.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS AND FINANCIAL CONDITION

                         (UNAUDITED)

  For the three month period ending August 31, 2000, the Company had revenues and income from continuing operations of $9,992,012 and $262,479, respectively. The Company had a provision for income taxes of $123,710 and incurred a loss from discontinued operations of its fragrance subsidiary of $79,735. Net income was $59,034. For the prior year period, the Company had revenues from continuing operations of $8,734,574, income before taxes of $134,248, a provision for taxes of $38,697 and a write-off of $1,252,768 from discontinued operations. The Company had a net loss of $1,157,167.

  For the nine month period ending August 31, 2000, the Company had revenues and income from continuing operations of $30,630,611 and $1,143,157, respectively; a provision for income taxes of $432,141 and income of $711,016. The Company incurred a loss of $107,298 from discontinued operations resulting in net income for the nine month period of $603,718.

  For the nine month period in the prior year, the Company had revenues of $28,585,680 from continuing operations, income of $902,666, a provision for income taxes of $290,648 and income of $612,018. The Company had a loss of $1,451,509 from discontinued operations resulting in a net loss of $839,491.

  Net sales for the nine month period ended August 31, 2000 were up $2,012,601 over the prior year's period. Sales returns ran approximately 9% of gross sales, up slightly from 8% during the prior year's period. Gross margins of 62.5% were up from 61% for the prior year.

  Advertising, cooperative and promotional allowance expenditures increased during the nine month period from $6,636,603 to $7,165,084. Advertising expenditures were 23.5% of sales for the nine months ended August 31, 2000 as compared with 23.4% for the period ended August 31, 1999. As part of the registrant's business it is necessary to enter into co-operative advertising agreements and other promotional activities with its accounts, especially upon the introduction of a new product. Both co-op advertising and promotions have a material effect on the Company's operations. If the advertising and promotions are successful, revenues will be increased accordingly. Should the co-op and promotions not be successful, it will have a negative impact on the Company's promotional cost per sale, and have a negative effect on income. The Company attempts to anticipate its advertising and promotional commitments as a percent of gross sales in order to attempt to control its effect on its net income. In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently, a deferral of $1,286,557 is accordingly reflected in the balance sheet for the interim period, as compared to $1,551,113 at August 31, 1999. This deferral is the result of the Company's $6.0 million media budget for the year which contemplates lower spending in the 4th quarter than in the other three quarters; as well as the Company's co-op advertising commitments which also anticipates lower expenditures in the 4th quarter. Specifically, the Company spent approximately $5.5

                    CCA INDUSTRIES, INC.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS AND FINANCIAL CONDITION

                         (UNAUDITED)

million in the nine months on media advertising and, therefore, expensed $4.5 million and deferred $1.0 million as of August 31,2000. Similarly, as of August 31, 1999, the Company's co-op advertising commitments for the year ended November 30, 2000 are anticipated to be approximately $3.1 million of which approximately $2.62 million was spent in the first nine months resulting in an expense of $2.33 million and a deferral of approximately $.29 million as of August 31, 2000.

  Comparatively as of August 31, 1999, the Company had anticipated media advertising expense in fiscal year 1999 of $5.3 million and spent approximately $4.71 million in the first nine months resulting in a deferral of approximately $.73 million.

  Selling, general and administrative expenses ("SG&A") increased compared to the prior year. The increase to $10,309,788 from $9,509,870 was due mostly to increased freight costs of approximately $400,000, and the increase in commissions, recruiting and royalties.

  For the three month period ended August 31, 2000, net sales were $9,905,804 as compared to $8,631,951 for August 31, 1999. Income for the quarter before taxes increased to $262,479 from $134,298. Gross margins of approximately 64.7% for the three months ended August 31, 2000 were up from 59.4% in 1999. This was due mainly to the better product mix achieved in 2000. Advertising, cooperative and promotional allowance expense during the quarter increased to $2,478,780 from $1,851,391. Advertising expenses were 25% of sales for the quarter in 2000 as compared to 21.45% in 1999. Selling, general and administrative expenses were approximately 36.3% in the current quarter as compared to 37% in 1999.

  Research and development expenses for the three and nine months were less than the prior year's period due to the economies of utilizing the services of more in-house staff rather than outside consultants.

  Bad debt expense for the periods increased due to the increase in reserves on the increasing accounts receivable. Actual write-offs were approximately $40,000 in 1999 as compared to $42,000 in 1998. The Company's interest expense of $97,447 was less than the prior year's amount of $108,626 (all of which was attributable to its discontinued operations).

  The Company's sales were primarily to drugstore chains, food chains and mass merchandisers.

  The Company's financial position as at August 31, 2000 consists of current assets of $19,092,783 and current liabilities of $5,991,971. The Company's cash position decreased mostly due to its operations ($1,335,000), but also due to the acquisition of $328,000 of fixed assets, and the net purchase of $286,000 of marketable securities. The Company borrowed an additional $1,200,000 on its line to offset some of the drain on its cash. During the nine month period ended August 31, 2000, shareholders' equity increased from $15,166,082 at November 30, 1999 to $15,188,516 at August 31, 2000. This was primarily due to the difference between the net gain for the period ($603,718) and the subordinated debentures issued ($556,656) to repurchase 278,328 shares of the Company's stock.
                            -18-

                    CCA INDUSTRIES, INC.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS AND FINANCIAL CONDITION

                         (UNAUDITED)


  During the nine months ended August 31, 1999, the Company used
$513,000 in operations, $454,000 to pay for costs incurred relating to the acquisition of Shiara Inc's assets in excess of their fair market value, and $118,000 to purchase new fixed assets; and generated $350,000 from new borrowings and approximately $1,037,000 from the net liquidations of securities. These factors resulted in a net increase in the Company's cash of about $294,000.

                                                                  EXHIBIT 11


               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                COMPUTATION OF EARNINGS PER SHARE

                           (UNAUDITED)





                                 Three Months Ended   Nine Months Ended
                                      August 31,          August 31,

                                    2000       1999       2000      1999

Item 6.

Weighted average shares
 outstanding - Basic             7,182,301   7,276,085  7,218,251  7,276,085
Net effect of dilutive stock
 options--based on the
 treasury stock method
 using average market
 price                             338,615           *    376,836          *

Weighted average shares
 outstanding - Diluted           7,520,916   7,276,085  7,595,087  7,276,085

Net income                      $   59,034 ($1,092,284) $ 603,718 ($ 839,491)

Per share amount
 Basic                               $.01      ($.15)     $.08      ($.12)
 Diluted                             $.01      ($.15)     $.08      ($.12)



* Anti-dilutive

                       CCA INDUSTRIES, INC.

                    PART II OTHER INFORMATION








 All information pertaining to Part II is omitted pursuant to the instructions pertaining to that part.

 The Company did not file any reports on Form 8-K during the nine months ended August 31, 2000.

                            SIGNATURES




 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.



                                    CCA INDUSTRIES, INC.



                                    By:

                                             David Edell, President



                                    By:

                                               Ira W. Berman, Secretary