Form 10-K
period 2000-11-30
CCA INDUSTRIES INC
filed 2001-03-02
CIK 721447

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K


          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Fiscal Year Ended                    Commission File Number
  November 30, 2000                                      2-85538-B


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ].


The aggregate market value of the voting stock held by non-affiliates of the Registrant (i.e., by persons other than officers and directors of the Registrant), at the average sales price ($.72), on February 22, 2001, was as follows:


Class of Voting Stock                               Market Value

5,251,597  shares; Common
Stock, $.01 par value                                 $3,781,150



         On February 22, 2001 there were an aggregate of 6,894,157 shares of Common Stock and Class A Common Stock of the Registrant outstanding.

                       CROSS REFERENCE SHEET

                                            Headings in this Form
Form 10-K                                   10-K for Year Ended
Item No.                                    November 30, 2000

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

7A. Quantitative and Qualitative            Quantitative and Qualitative
      Disclosures about Market Risk         Disclosures about Market Risk

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

10. Directors and                           Directors and Executive
       Executive Officers                    Officers
       of the Registrant

                                            Headings in this Form
Form 10-K                                   10-K for Year Ended
Item No.                                    November 30, 2000

11. Executive Compensation                  Executive Compensation

12. Security Ownership                      Security Ownership
       of Certain Beneficial                of Certain Beneficial
       Owners and Management                Owners and Management

13. Certain Relationships                   Certain Relationships
      and Related Transactions              and Related Transactions

14. Exhibits, Financial                     Exhibits, Financial
     Statement Schedules,                   Statement Schedules,
     and Reports on Form                    and Reports on Form
     8-K                                    8-K

                         TABLE OF CONTENTS
Item                                                          Page

PART I

         1. Business                                            1
         2. Property                                            6
         3. Legal Proceedings                                   6
         4. Submission of Matters to a Vote of Security Holders 6

PART II

         5. Market for the Company's Common Stock  and Related
             Shareholder Matters                                8
         6. Selected Financial Data                            10
         7. Management's Discussion and Analysis of Financial
              Condition and Results of Operations              11
         7A. Quantitative And Qualitative Disclosure About
              Market Risk                                      14
         8. Financial Statements and Supplementary Data        14
         9. Changes In and Disagreements with Accountants On
             Accounting and Financial Disclosure               14

 PART III

        10. Directors and Executive Officers                   15
        11. Executive Compensation                             16
        12. Security Ownership of Certain Beneficial
             Owners and Management                             22
        13. Certain Relationships and Related Transactions     23

 PART IV

        14. Exhibits, Financial Statement Schedules
            , and Reports on Form 8-K                          24

                            PART I


 Item 1. BUSINESS

          (a) General

          CCA INDUSTRIES, INC. (hereinafter, CCA or the Company) was incorporated in Delaware in 1983.

          The Company operates in one industry segment, in what may be generally described as the health-and-beauty aids business, selling numerous products, in several health-and-beauty aids categories. All Company products are manufactured by contract manufacturers, pursuant to the Company's specifications and formulations.

          The Company owns registered trademarks, or exclusive licenses to use registered trademarks, that identify its products by brand-name. Under most of the brand names, the Company markets several different but categorically-related products. The brand and trademark names include Plus+White (oral health-care products), Sudden Change (skin-care products), Bikini Zone (after-shave analgesic products for women), Wash n Curl, Wash n Straight and Pro Perm (hair-care products), Mega 14 Balanced Fiber and Mega T Green Tea (dietary products), Nutra Nail and Nutra Nail 60 (nail treatments), Hair Off (depilatories), IPR (foot-care products), Solar Sense and Kid Sense (sun-care products), Mood Magic (lipsticks), Cloud Dance and Cherry Vanilla (perfumes).

          All Company products are marketed and sold to major drug and food chains, mass merchandisers, and wholesale beauty-aids distributors throughout the United States and Canada. In addition, certain of the Company's products are sold to distributors throughout the world.

          The Company recognizes sales at the time its products are shipped to customers. However, while sales are not formally subject to any contract contingency, the acceptance of returns is an industry-wide practice. The Company thus estimates 'unit returns' based upon a review of the market's recent-historical acceptance of subject products as well as current market-expectations, and equates its reserves for estimated returns in the sum of the gross profits, in the five preceding months, realized upon an equivalent number of subject-product sales. (See Item 14, Financial Statements, Note 2). Of course, there can be no precise going-forward assurance in respect of return rates and gross margins, and in the event of a significant increase in the rate of returns, the circumstance could have a materially adverse affect upon the Company's operations.

          In or about November 2000, the Company contacted its accounts and instructed them to return its Permathene and Mega 16 products, which contain phenylpropanolimine (PPA), as a result of a general FDA health-warning concerning PPA (a key ingredient in numerous cold-remedies and appetite suppressants, which had been 'on the market' for some 50 years). The Company's revenues from sales of those now discontinued products, in fiscal 2000, were approximately $2,500,000 (approximately 6.5% of sales). While there can be no assurance of success, the Company expects to 'replace' PPA - product revenue through promotion and sale of Mega 14 Balanced Fiber, an all natural-fiber diet product, and Mega T Green Tea.

          In October 2000, the Company paid $450,000 to purchase, from Shiara Holdings, Inc., the following trademarks: Cherry Vanilla, Cloud Dance, Sunset Cafe, Vision, Mandarin Vanilla and Amber Musk. (Those trademarks had been licensed by the Company since 1998; and, until their purchase, the Company had been committed to paying 5% royalties, and $150,000 per annum minimum royalties, for mark-associated product sales.)

          The Company's total net-sales in fiscal 2000 were approximately $38,450,000. Foreign sales accounted for approximately 2.5% of sales.
 In fiscal 2000, the Company realized approximately $24,000,000 in gross profits from operations, before 'taking' write offs and reserves totaling approximately $1,500,000 in consequence of the aforereferenced FDA/PPA-
 product circumstance.   The Company experienced a total net loss in
 fiscal 2000 of approximately $655,000; and, at fiscal year end,  total
 assets were approximately $20,312,000.   (See the Financial Statements
 and Notes)

          Including the principal members of management (see Directors and Executive Officers), the Company, at November 30, 2000, had 132 sales, administrative, creative, accounting, receiving, and warehouse personnel in its employ.

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

          (d) Marketing and Advertising

          The Company markets its products through an in-house sales force of employees, and independent sales representatives throughout the United States, to major drug, food and mass-merchandise retail chains, and leading wholesalers.

          The Company sells its products to approximately 600 accounts, most of which have numerous outlets. Approximately 40,000 stores carry at least one Company product.

          During the fiscal year ended November 30, 2000, the Company's largest customers were WalMart (approximately 26% of sales), Walgreen (approximately 13%), CVS, K-Mart, Eckerd, and Rite Aid (each approximately 6%). The loss of any of these principal customers, or substantial reduction of sales revenues realized from their business, could materially and negatively affect the Company's earnings.

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

          Each of the Company's brand-name products is intended to attract a particular demographic segment of the consumer market, and advertising campaigns are directed to the respective market-segments.

          The Company's in-house staff is responsible for the 'traffic' of its advertising. Placement is accomplished directly and through media-service companies.

          (e) Wholly-Owned Products

          The majority of the Company's sales revenues are from sales of the Company's wholly-owned product lines (i.e., products sold under trademark names owned by the Company, and not subject to any other party's interest or license), including Plus+White, Sudden Change, Bikini Zone,
 Wash-n-Curl, Wash n Straight, Mood Magic, and (since the perfume-product trademark purchase from Shiara Holdings in October 2000), Cloud Dance and Cherry Vanilla.

          Plus + White, Sudden Change and Bikini Zone, the three best performers among wholly-owned products, accounted for approximately 36%, 19% and 10%, respectively, of the Company's net-sales revenues during fiscal 2000.

          Net sales of perfume products were approximately $2,100,000 in fiscal 1999, and $1,400,000 in fiscal 2000. (Perfume products were marketed by a subsidiary, Fragrance Corporation of America, Inc. -- FCA -
 - in fiscal 1998 and 'most' of fiscal 1999. Near year-end fiscal 1999, FCA's operations were discontinued, and CCA then assumed the marketing of perfume products -- particularly, Cherry Vanilla and Cloud Dance.)

     (f) License-Agreements Products

          i. Alleghany Pharmacal

     In 1986, the Company entered into a license agreement with Alleghany Pharmacal Corporation (the Alleghany Pharmacal License). Under the terms of the Alleghany Pharmacal License, the Company was granted, and yet retains, the exclusive right to manufacture and market certain products, and to use their associated trademarks, including Nutra Nail, Nutra Nail 60, Pro Perm, Hair Off, Permathene and IPR .

     The Alleghany Pharmacal License requires the Company (a) to pay royalties of 6% per annum on net sales of Pro-Perm hair-care products, the PPA-based and now discontinued dietary-product Permathene, IPR foot-care products, Nutra-Nail nail-enamel products, and Hair-Off depilatories; and (b) to pay 1% royalties on net sales of a Hair-Off mitten that is a depilatory-product accessory, and Nutra Nail 60, a fast-acting nail enamel.

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

     The Alleghany Pharmacal License agreement provides that if, and when, in aggregate, $9,000,000 in royalties has been paid thereunder, the royalty-rate for those products now 'charged' at 6% will be reduced to 1%. Through November 30, 2000, the Company had paid or accrued
 Alleghany-Pharmacal License royalties in the sum of $ 7,451,454.

     The products subject of the Alleghany-Pharmacal License accounted for approximately $10,900,000 and 28% of total sales in the fiscal year
 ended November 30, 2000.   Nutra Nail and the Hair-Off depilatory were
 the leaders among all of the Company's license-agreement products, producing approximately 14% and 7%, respectively, of net revenues.

          ii. Solar Sense, Inc.

     CCA commenced the marketing of its sun-care products line following a May 1998 License Agreement with Solar Sense, Inc. (the Solar Sense License), pursuant to which it acquired the exclusive right to use the trademark names Solar Sense and Kids Sense (and several other names that it has not marketed), and the exclusive right to market mark-associated products. The Solar Sense License requires the Company to pay a 5%
 royalty on net sales of licensed products until    $1 million total
 royalties are paid and 1%, thereafter; and minimum per-annum royalties of $30,000. CCA realized approximately $705,000 in net sales of sun-care products, and paid Solar Sense the $30,000 minimum per annum royalty, in fiscal 2000.

          iii. Other Licenses

     The Company is not party to any other license agreement that is material to its operations.

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

     (i) Government Regulation

     All of the products that the Company markets are subject or potentially subject to particular regulation by government agencies, such as the U.S. Food and Drug Administration, the Federal Trade Commission, and various state and/or local regulatory bodies. In the event that any future regulation were to require new approval for any in-the-market for product, or should require approval for any planned product, the Company would attempt to obtain the necessary approval and/or license, assuming reasonable and sufficient market expectations for the subject product.

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

 Item 2. PROPERTY

     The principal executive offices of the Company are located at 200 Murray Hill Parkway, East Rutherford, New Jersey. There, under a net lease, the Company occupies approximately 62,500 square feet of space. Approximately 45,000 square feet in such premises is used for warehousing and 17,500 for offices. The annual rental is $267,684. The lease expires on March 31, 2005.

     The Company leases 51,000 square feet of warehouse space in Paterson, New Jersey. The Company pays $13,260 per month pursuant to a lease expiring May 31, 2001, and will pay $14,805 per month for such space, through May 31, 2002.

 Item 3. LEGAL PROCEEDINGS

     The Company is engaged in one potentially-material litigation, pending in the United States District Court for the District of New Jersey. The plaintiff claims to be due approximately $450,000 in total, but paid CCA only (approximately) $170,000 for subject (Plus+White) product purchases. Its essential claim is that the products 'liquefied,' and were thus defective. The Company contends that the purchaser (which purchased for delivery to a third party) made no product complaint until one and one-half years after delivery, and that the third-party made additional Plus+White purchases after the purchaser complained); that these circumstances should prevent plaintiff's 'proof' of claim; that the Company has other bases of meritorious defense; and that, in any event, the Company believes the amount claimed by plaintiff as damages due is greatly in excess of any damages it could prove even if its essential claims were substantively provable.


 Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     On July 12, 2000, the Company held its annual meeting of shareholders. The actions taken, and the voting results thereupon, were as follows:

     (1) David Edell, Ira W. Berman, Jack Polak, and Stanley Kreitman were elected as directors by the holders of Class A Common Stock. (No proxy was solicited therefor, whereas Messrs. Berman, Polak and David Edell own more than 98% of the Class A Common Stock, and they proposed themselves and Mr. Kreitman.)

     (2) As proposed by Management, Sidney Dworkin, Dunnan Edell and
 Rami Abada were elected as directors by the holders of the Common Stock. (Sidney Dworkin died in October 2000.)

     (3) The Board's appointment of Sheft Kahn & Company LLP as the Company's independent certified public accountants for the 2000 fiscal year was approved.

     The Company has not submitted any matter to a vote of security holders since the 2000 Annual Meeting.

                              PART II



 Item 5. MARKET FOR THE COMPANY'S COMMON STOCK
             AND RELATED SHAREHOLDER MATTERS


     In June 2000, the Company filed a Schedule TO (and an Amendment
 No.1 thereto) with the Securities And Exchange Commission (S.E.C.); and, contemporaneously thereafter, presented the tender offer subject of the Schedule TO to its shareholders. Pursuant thereto, the Company offered to purchase up to 2,500,000 shares of its own Common Stock (but not Class A Common Stock), in exchange for a $2 subordinated debenture, maturing August 1, 2005, with 6% interest, payable semi-annually. In response, 278, 328 shares were tendered and accepted for payment. The tender offer closed, as provided in the Schedule TO and the Offer documents presented to all Common Stock shareholders, on July 31, 2000. (A second and final amendment to the Schedule TO, reporting the results of the tender offer, was filed with the S.E.C. on August 1, 2000.)

     The Company's Common Stock is traded on the NASDAQ National Market. Because, for some time (a) the Common Stock has traded at less than $1.00 per share, and (b) the total market value of shares available for public trading has been below $5,000,000, NASDAQ notified the Company that its stock is to be de-listed. However, the Company requested a hearing and, at least pending the hearing, and determination of the Company's appeal, the Common Stock will continue 'on' NASDAQ. The range of high and low sales prices of the Common Stock during each quarter of its 2000 and 1999 fiscal years was as follows:


          Quarter Ended                    2000                 1999

         February 29                   1.75-1.12           2.125 - 1.125
         May 31                        1.50-0.87           1.5   - 1.063
          August 31                    1.28-1.00           1.781 - 1.156
          November 30                  1.06-0.59           2.031 - 1.25


    The high and low prices for the Company's Common Stock, on February 22, 2001 were $.81 and $.63 per share.

    The Company's only 'sales' of unregistered securities were represented by its issuance, in consequence of the above described tender offer and Schedule TO, of the $2, 5-year promissory notes, 6% interest, subject of the offer's $2 subordinated debenture. (Those securities are unregistered pursuant to an exemption from registration requirements. In any event, and in addition to the form denominated by the S.E.C. as Schedule TO, with the Schedule TO information, the following documents subject of the tender offer were filed with the S.E.C., prior to commencement of the offering: A Trust Indenture, a form of the eventually-issued Promissory Notes, and the Offering Document that was thereafter transmitted to Common Stock shareholders.)

    As at February 22, 2001, there were approximately 230 holders of shares of the Company's equity stock. (There are a substantial number of shares held of record in various street and depository trust accounts which represent approximately 1,000 additional shareholders.)

    The Company has never paid any dividend, and does not expect to pay any dividend in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA
                                                Year Ended November 30,
                                   2000          1999         1998           1997         1996
Statement of Income
  Sales                         $38,451,980    $39,028,936  $41,083,974   $ 37,708,922  $39,469,098

  Other income                      186,284        285,469      318,296        293,953      235,925

                                 38,638,264     39,314,405   41,402,270     38,002,875   39,705,023

Costs and Expenses
 (excluding special charge)      38,120,685     38,500,390   38,570,096     34,730,052   37,790,397

Income Before Special Charge
  and Provision for
  Income Taxes                      517,579        814,015    2,832,174      3,272,823    1,914,626

Special Charge                (   1,500,000)       -            -              -            -

Net (Loss) Income from
 Continuing Operations       (      654,510)       512,504    1,667,973      2,031,494    1,051,434

(Loss) Income from
  Discontinued Operations           -       (      803,603)     -              -            -

Net Income (Loss)            (      654,510)(      291,099)   1,667,973      2,031,494    1,051,334

Earnings Per Share:
  Basic                      ($         .09)($         .04)$        .23  $         .28 $        .15

  Diluted                    ($         .09)($         .04)$        .21  $         .25 $        .13

Weighted Average Number
  of Shares Outstanding           7,153,013      7,174,203    7,243,956      7,205,904    7,120,099

Weighted Average Number
 of Shares and Common Stock
 Equivalents Outstanding          7,153,013      7,660,796    8,075,169      8,108,482    7,989,383

Balance Sheet Data:
                                                            As At November 30,

                                   2000           1999        1998           1997         1996

Working Capital                 $12,249,375    $12,291,890  $12,067,263    $11,331,810  $ 9,367,639
Total Assets                     20,312,056     21,494,987   24,010,136     19,224,291   17,038,752
Total Liabilities                 6,345,508      6,328,905    8,410,687      5,139,769    4,983,870
Total Stockholders' Equity       13,966,548     15,166,082   15,599,449     14,084,522   12,054,882

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    On March 3, 1986, the Company entered into a Licence Agreement with Alleghany Pharmacal Corporation under the terms of which the Company was granted the exclusive right to use the licensed products & trademarks for the manufacture and distribution of the products subject to the License Agreement. Under the terms of the Alleghany Pharmacal License (see Business-License Agreements), the royalty-rate for those Alleghany Pharmacal License products now 'charged' at 6% will be reduced to 1% after the sum of $9,000,000 in royalties has been paid thereunder. (Certain products subject of the license are, even now, 'charged' at only 1%. See Business-License Agreements)

    As at November 30, 2000, the Company had paid or accrued $7,451,454 in royalty payments.

Comparison of Results for Fiscal Years 2000 and 1999

    The Company's revenues decreased from $39,314,405 in fiscal 1999 to $38,638,264 in fiscal 2000, primarily due to the discontinuance of most of its FCA subsidiary's product line.

    Gross profit margins were 62.8% as compared to 61.3% in the prior year. Operations were similar to prior years with the following exceptions.

    The Federal Drug Administration issued a press release advising that a PPA (phenylpropanolamine) ingredient could be harmful although it has been sold in the market for 51 years in a variety of well known products for decongestion and appetite suppression (Robitussin, Dimetapp, Dexatrim, Alka Seltzer decongestant, etc.). The Company's Mega 16 diet products contained this ingredient.

    The Company has taken deductions for an aggregate of approximately $1,500,000 in the fourth quarter for the costs associated with the PPA receivables, future returns, and inventory destruction. The Company has advised its accounts that it would accept returns. The FDA is being asked to review its decision by the Non-Prescription Drug Manufacturers Association. Revenues have been reduced by approximately $1,250,000 due to actual and estimated returns with a corresponding reduction in receivables. Year-end inventory was reduced by approximately $250,000 consisting of PPA finished goods and componentry still on hand at November 30, 2000.

    In addition, the Company has decided to increase its reserves against receivables due to the pressure by our retail customers who have been seeking more and more unauthorized deductions. Although we contest most of these deductions, it might require, with certain of our important accounts, settling some of our disputes in order to keep our relationship with them. We, therefore, have decided to increase our accrual for allowances by $400,000.

    The result of the items referred to above was an aggregate charge of $1,900,000 against the Company's earnings from continuing operations, and resulted in a net loss of $654,510 for fiscal 2000. In the prior year, the Company took a charge of $803,603 from discontinued operations that resulted in a loss of $291,099.

    SG&A expenses decreased from $13,322,081 in fiscal 1999, to $12,557,064 in fiscal 2000, primarily due to the discontinuance of its FCA subsidiary. Advertising costs increased from approximately 24% of net sales, to approximately 27% of net sales, primarily due to the increase in the Company's Coop advertising and an additional promotional allowances of $400,000 accrued for deductions claimed by key customers. Research and development expenses were substantially similar to the prior year ($555,462 vs. $581,340). Bad debt expense ($249,279 vs. $115,569) would also have been similar to the prior year if not for one large writeoff of $90,000 from a foreign account.

    In 1999, the Company formalized a plan to discontinue the operations of FCA, terminated all FCA employees, closed its Chicago facility, abandoned the majority of its inventory and discontinued almost all of the marketing of its product line. However, in 2000, after noting that there was still demand for the Cherry Vanilla and Cloud Dance perfumes, the Company decided to retain those product lines and purchased the trademarks owned by Shiara Holdings, Inc. Therefore, in accordance with EITF 90-16, certain prior year amounts have been reclassified to conform to the 2000 presentation.

Comparison of Results for Fiscal Years 1999 and 1998

    The Company's revenues decreased from $41,083,974 in fiscal 1998 to $39,028,936 in fiscal 1999 due primarily to the decrease in its sales of its Nutra 60 line, which it has discontinued marketing, and a decrease in its sales of perfume products of its discontinued FCA subsidiary. The Company adopted a plan to discontinue operations of its 80% owned subsidiary, Fragrance Corporation of America, Ltd. (FCA) and, accordingly, reflected a loss from the discontinued operations of $803,603.

    Gross profit margins were 61.3% as compared to prior year's gross profit margins of 62.7%. Income before taxes decreased from $2,832,174 to $814,015. The decrease was attributable to the decrease in approximately $2,000,000 of revenues, approximately $500,000 of costs of converting to the MegaSys Software Systems for Y2K readiness and E.D.I. integration, and an increase in advertising and cooperative promotions of approximately $400,000.

    Research and development expenses were substantially similar to the prior year ($581,360 vs $562,708); Bad debt expense decreased to $115,569 from $201,630 due to the fact that the Company had the expense of setting up an initial reserve on the receivables of its FCA subsidiary in 1998..

    Net income from continuing operations was $512,504 as compared to $1,667,973. A loss of $803,603 from discontinuing operations caused a net loss of $291,099 in fiscal 1999 as compared to a net profit of $1,667,973 in fiscal 1998.

Liquidity and Capital Resources

    As at November 30, 2000, the Company had working capital of $12,249,375 as compared to $12,291,890 at November 30, 1999. The ratio of total current assets to current liabilities was 3.1 to 1 as compared to a ratio of 2.9 to 1 for the prior year. Stockholders' equity decreased to $13,966,548 from $15,166,082 due to the loss sustained for the year as well as the repurchase of approximately 300,000 shares of the Company's stock through the issuance of a debenture and to a lesser degree cash purchases.

    The Company's cash position at year end decreased to $804,508 from $807,360 as at November 30, 1999. The minor decrease was mostly a net result of the reduction in inventory ($.5 million) and accounts receivable ($1 million) offset by the Company utilizing approximately $.3 million in the acquisition of property and equipment, $.5 million for intangible assets, $.5 million to reduce payables.

    Inventories ($5,735,427 vs. $6,235,270) were down $499,843 and accounts receivable ($6,329,755 vs. $7,371,532) decreased $1,041,777. Current liabilities ($5,788,852 vs. $6,328,905) decreased by $540,053.

    As of November 30, 2000, the Company was utilizing $1,500,000 of the funds available under its $7,000,000 credit line. The Company has issued a security agreement in connection with the bank financing.

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

Item 7A. QUANTITATIVE AND QUALITATIVE
         DISCLOSURE ABOUT MARKET RISK

    The Company's financial statements (See Item 14) record the Company's investments under the equity method (i.e., at date-of-statement market value). The investments are, categorically, in Government Obligations and Corporate Obligations (which, primarily, are intended to be held to maturity) and Equity. Less than $1 million of the Company's $3.4 million portfolio of investments (approximate, as at Nov. 30, 2000) is invested in the Equity category, and all investments in that category are Preferred Stock or Mutual Fund holdings. Whereas the Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, it does not believe that its investment-market risk is material.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


    The Financial Statements are listed under Item 14 in this Form 10-K. The following financial data is a summary of the quarterly results of operations (unaudited) during and for the years ended November 30, 2000 and 1999:

                                           Three Months Ended

Fiscal 2000                Feb. 28      May 31        Aug. 31       Nov. 30

Net Sales               $8,581,108   $11,955,894    $9,876,439     $8,038,539
Total Revenue            8,643,309    12,026,517     9,962,647      8,005,791

Cost of Products Sold    3,704,031     4,191,877     3,499,660      2,904,360

Net Income(Loss)       (   206,122)      750,806        59,034    ( 1,258,228)

                       Basic Diluted Basic Diluted Basic Diluted Basic Diluted Earnings Per Share:
  Continuing Operations (.03) (.03)   .10    .10      .02  .02    (.18)   (.18)
  Discontinued Operations   -    -      -     -      (.01)(.01)     -       -
  Net                   (.03) (.03)   .10    .10      .01  .01    (.19)   (.19)

                                          Three Months Ended

Fiscal 1999                Feb. 28      May 31        Aug. 31       Nov. 30

Net Sales               $9,745,760   $11,320,784    $8,577,549     $9,384,843
Total Revenue            9,786,738    11,363,885     8,680,172      9,483,610

Cost of Products Sold    4,015,751     4,471,932     3,542,260      3,066,028

Income from Continuing
  Operations                71,661       246,015    (  353,564)       548,392

Income (Loss) from
 Discontinued
  Operations                  -            -        (  803,603)          -


Net Income                  71,661       246,015   ( 1,157,167)       548,392

                       Basic Diluted Basic Diluted Basic Diluted Basic Diluted Earnings Per Share:
  Continuing Operations .01   .01      .03    .03      .05   .05   .08    .07
  Discontinued Operations -    -        -      -      (.11) (.11)   -      -
  Net                   .01   .01      .03    .03     (.16) (.16)  .08    .07

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE


    The Company did not change its accountants within the twenty-four months prior to the date of the most recent financial statements (nor since), and had no reported disagreement with its accountants on any matter of accounting principles or practices.
                                  14

                              PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS


    The Executive Officers and Directors of the Company are as follows:

                        YEAR OF FIRST
   NAME                    POSITION                   COMPANY SERVICE

David Edell        President and Chief
                   Executive Officer,
                   Director                                1983

Ira W. Berman      Chairman of the Board
                   of Directors, Secretary,
                   Executive Vice President                1983


Dunnan Edell       Executive Vice Pres.-
                   Sales, Director                         1984

Drew Edell         Vice President-
                   Manufacturing and
                   New Product Development                 1983

John Bingman       Treasurer                               1986

Stanley Kreitman   Director                                1996

Jack Polak         Director                                1983

Rami G. Abada      Director                                1997


     David Edell, age 69, is a director, and the Company's President and Chief Executive Officer. Prior to his association with the Company he was a marketing and financial consultant; and, by 1983, he had extensive experience in the health and beauty aids field as an executive director and/or officer of Hazel Bishop, Lanolin Plus and Vitamin Corporation of America.

         Ira W. Berman, age 69, is the Company's Executive Vice President and Corporate Secretary. He is also Chairman of the Board of Directors. Mr. Berman is an attorney who has been engaged in the practice of law since 1955. He received a Bachelor of Arts Degree (1953) and Bachelor of Laws Degree (1955) from Cornell University, and is a member of the American Bar Association.

         Dunnan Edell is the 45 year-old son of David Edell. He has been a director since 1994. A Senior Vice President-Sales, he joined the Company in 1984 and was appointed Divisional Vice-President in 1986. He was employed by Alleghany Pharmacal Corporation from 1982 to 1984, and by Hazel Bishop from 1977 to 1981.
                                        15

    Drew Edell, the 43 year-old son of David Edell, is a graduate of Pratt Institute, where he received a Bachelor's degree in Industrial Design. He joined the Company in 1983, and in 1985 he was appointed Vice President-Product Development and Production.

    John Bingman, age 49, received a Bachelor of Science degree from Farleigh Dickenson University in 1973. He is a certified public accountant who practiced with the New Jersey accounting firm of Zarrow, Zarrow & Klein from 1976 to 1986.

    Jack Polak, age 88, has been a private investment consultant since April 1982, and holds a tax consultant certification in The Netherlands. He was a director and member of the Audit and Compensation Committee of K.T.I. Industries, Inc., from February 1995 until 1999, when K.T.I., a waste-to-energy business, was 'taken over' by Casella Industries. Since March 2000, he has been a director of Oakhurst Industries, a public company that owns an automotive accessories distributor, a waste-to-energy tire facility, and a road construction company.

    Stanley Kreitman, age 69, has been Vice Chairman of the Board of Manhattan Associates, an equity - investment firm, since 1994. He is also a director of Medallion Financial Corp., an SBIC. Mr. Kreitman has been Chairman of the Board of Trustees of the New York Institute of Technology since 1989, and of Crime-Stoppers Nassau County (NY), since 1994. Since February 1999 and June 1999, respectively, he has been a member of the Board of Directors of K.S.W. Corp. and P.M.C.C. Mortgage Corp. He is also a director and/or executive committee member of the following organizations: The New York City Board of Corrections, The New York City Police Foundation, St. Barnabas Hospital, The New York College of Osteopathic Medicine, and the Police Athletic League. From 1975 until 1993, he was President of United States Banknote Corporation, a securities printer.

     Rami G. Abada, age 41, is the President and Chief Operating Officer of the publicly-owned Jennifer Convertibles, Inc. He has been its Chief Operating Officer since April of 1994. From 1982 to 1994, he was a Vice President of Operations in the Jennifer Convertibles organization. Mr. Abada, who is Ira Berman's son-in-law, earned a B.B.A. in 1981 upon his graduation from Bernard Baruch College of The City University of New York.

    (Sidney Dworkin, who had been a director since 1985, passed away in October, 2000.)


Item 11. EXECUTIVE COMPENSATION


         i. Summary Compensation Table

         The following table summarizes compensation earned in the 2000, 1999 and 1998 fiscal years by all of the executive officers whose fiscal 2000 compensation exceeded $100,000, including the Chief Executive Officer (the Named Officers).
                                    16


              Annual Compensation      Long-Term Compensation

                                                           Number
                                              All         of Shares
                                             Other         Covered      Other
Name and                                     Annual        by Stock   Long-Term
Principal                                    Compen-        Options     Compen-
Position       Year     Salary    Bonus      sation(1)     Granted(2)   sation


David Edell,   2000    $425,372   $132,221     $12,552          -         0
President      1999     401,468    111,546      17,088          -         0
and Chief      1998     378,743    151,604      19,429          -         0
Executive
Officer

Ira. W. Berman,2000   $ 425,372(3) $132,221    $11,775          -         0
Secretary      1999     401,468(3)  111,546     16,666          -         0
and Executive  1998     378,743(3)  151,604     16,403          -         0
Vice President

Dunnan Edell,  2000    $218,076   $   4,194    $ 2,723          -         0
Executive      1999     200,000      15,000      7,614          -         0
Vice President 1998     200,000        -         9,787          -         0
- Sales

Drew Edell     2000    $175,000   $   3,365   $    577          -         0
Vice President 1999     150,000      12,000      1,468          -         0
Manufacturing  1998     150,000        -         2,508          -         0



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

(3) Includes $99,396 paid to Ira W. Berman & Associates, P.C.


     ii.  Fiscal 2000 Option Grants and Option Exercises,
          Year-End Option Valuation, Option Repricing

     No new options were issued to any of the Named Officers in fiscal 2000.

     The next table identifies 2000 fiscal-year option exercises by Named Officers, and reports a valuation of their options.

                    Fiscal 2000 Aggregated Option Exercises
                    and November 30, 2000 Option Values


     No options were exercised by any of the Named Officers in fiscal 2000.


             Number of            Number of Shares
               Shares              Covered by Un-       Value of Unexercised
             Acquired    Value    exercised Options     In-the-Money Options
              Exercise  Realized at November 30, 2000   at November 30,2000(1)

David Edell     -         -           457,500                 149,125
Ira W. Berman   -         -           502,000                 172,750
Dunnan Edell    -         -            75,000                    -
Drew Edell      -         -            75,000                    -

                ---------------------

(1) Represents the difference between market price and the respective exercise prices of options at November 30, 2000.


                               Repriced Options

The following table identifies the stock options held by the Named Officers and all other officers and directors, the exercise prices of which have been reduced during the past 10 years.



                                     Original
                       Number         Grant      Original      Date        New
                      of Shares        Date        Price     Repriced     Price

David Edell (1)        100,000      Aug. 1, 1997  $2.50    Nov. 3, 1998   1.50
Ira W. Berman (1)      100,000      Aug. 1, 1997   2.50    Nov. 3, 1998   1.50
Dunnan Edell (1)        50,000      Aug. 1, 1997   2.50    Nov. 3, 1998   1.50
Drew Edell (1)          50,000      Aug. 1, 1997   2.50    Nov. 3, 1998   1.50
Stanley Kreitman (1)    25,000      Aug. 1, 1997   2.50    Nov. 3, 1998   1.50
Sidney Dworkin (1)      25,000      Aug. 1, 1997   2.50    Nov. 3, 1998   1.50
Rami Abada (1)          25,000      Aug. 1, 1997   2.50    Nov. 3, 1998   1.50
Dunnan Edell (2)        25,000      Jun. 10, 1995  4.50    Jun. 10, 2000  1.50
Drew Edell (2)          25,000      Jun. 10, 1995  4.50    Jun. 10, 2000  1.50
-------------------
                                                    18

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

(2) The full Board of Directors authorized the repricing in consequence of a declining market valuation, inconsistent with the Company's realizable value. The market price of common stock at the date of repricing was $1.10; and at that date the original terms (5 years from June 10, 1995) were extended for an additional 5 years. When the options were originally issued on June 10, 1995, the market price of the Company's common stock was $3.

    iii. Compensation of Directors

    Each director was paid $2,000 per meeting for attendance of board meetings in fiscal 2000 (without additional compensation for committee meetings). No options were granted to any director.

    The full Board of Directors met five times in fiscal 2000.

     iv.  Executive Compensation Principles;
          Audit and Compensation Committee

     The Company's Executive Compensation Program is based on guiding principles designed to align executive compensation with Company values and objectives, business strategy, management initiatives, and financial performance. In applying these principles the Audit and Compensation Committee of the Board of Directors, comprised of Ira W. Berman, Stanley Kreitman, Jack Polak and Rami Abada, which met five times in fiscal 2000, has established a program to:

    Reward executives for long-term strategic management and the enhancement of shareholder value.

   Integrate compensation programs with both the Company's annual and Long-term strategic planning.

   Support a performance-oriented environment that rewards performance not only with respect to Company goals but also Company performance as compared to industry performance levels.


    v. Employment Contracts/Compensation Program

    The total compensation program consists of both cash and equity based compensation. The Audit and Compensation Committee (the Committee) determines the level of salary and bonuses, if any, for key executive officers other than Messrs. David Edell and Ira Berman (whose compensation rights are provided by contract). The Committee determines the salary or salary range based upon competitive norms. Actual salary changes are based upon performance, and bonuses were awarded by the Committee in consideration of the Company's performance during the 2000 fiscal year.

    On March 17, 1994, the Board of Directors approved 10-year employment contracts for David Edell and Ira Berman (with Mr. Edell and Mr. Berman abstaining). Pursuant thereto, each is entitled to a base salary of $300,000, plus a CPI or 6% increment each year (base salary), and an additional sum measured as 2.5% of the Company's pre-tax income, less depreciation and amortization, plus 20% of the base salary.

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

     The 1994 Option Plan provides (as had the 1984 and 1986 plans) for the granting of two (2) types of options: Incentive Stock Options and Nonqualified Stock Options. The Incentive Stock Options (but not the Nonqualified Stock Options) are intended to qualify as Incentive Stock Options as defined in
Section 422(a) of The Internal Revenue Code.  The Plans are not qualified under
Section 401(a) of the Code, nor subject to the provisions of the Employee Retirement Income Security Act of 1974.

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

         As at November 30, 2000, 1,184,500 stock options, yet exercisable, to purchase 1,184,500 shares of the Company's Common Stock, were outstanding.

         vii. Performance Graph

         Set forth below is a line graph comparing cumulative total shareholder return on the Company's Common Stock, with the cumulative total return of companies in the NASDAQ Stock Market (U.S.) and the cumulative total return of Dow Jones's Cosmetics/Personal Care Index.

                                 GRAPH

                                             Cumulative Total Return*

                                    11/95   11/96   11/97   11/98   11/99  11/00

CCA Industries, Inc.                 100     161      165       96     98     50
      DJ Equity Market               100     126      160      192    234    223
DJ Cosmetics/Personal                100     129      153      162    148    135
   Care

---------------------
* $100 invested on November 30, 1995 in stock and indices, including reinvestment of dividends.

Item 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT


    The following table sets forth certain information regarding the ownership of the Company's Common Stock and/or Class A Common Stock as of February 8, 2001 by (i) all those known by the Company to be owners of more than five percent of the outstanding shares of Common Stock or Class A Common Stock; (ii) each officer and director; and (iii) all officers and directors as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is beneficial owner of them.

                                                          Ownership, As A
                                                          Percentage of
                                                          All Shares Out-
                         Number of         Option       Standing/Assuming
Name and Address      Shares Owned (1):    Shares (1) Option Share Exercise (1)


                      Common
                      Stock    Class A (2)

David Edell             269,535   484,615    457,500      10.84/16.48
c/o CCA Industries, Inc.
200 Murray Hill Parkway
East Rutherford, NJ 07073

Ira W. Berman           234,595   473,615    502,000      10.18/16.36
c/o CCA Industries, Inc.

Jack Polak               25,000    47,700     25,000        1.05/1.41
90 Park Avenue
New York, NY 10016

Rami G. Abada               -        -        25,000            -/.36
c/o CCA Industries, Inc.

Stanley Kreitman            -        -        25,000            -/.36
c/o CCA Industries, Inc.

Dunnan Edell             41,250      -        75,000         .59/1.67
c/o CCA Industries, Inc.

Drew Edell               51,250      -        75,000         .74/1.81
c/o CCA Industries, Inc.

John Bingman               -         -          -               -
c/o CCA Industries, Inc.

Officers and
Directors               621,630 1,005,930       -         23.46/34.81
as a group (8 persons)

_______________________

(1) The number of Option Shares represents the number of shares that could be purchased by and upon exercise of unexercised options exercisable within 60 days and --the percentage ownership figure denominated Assuming Option Share Exercise assumes, per person, that unexercised options have been exercised and, thus, that subject shares have been purchased and are actually owned. In turn, the assumed percentage ownership figure is measured, for each owner, as if each had exercised such options, and purchased subject 'option shares,' and thus increased total shares actually outstanding, but that no other option owner had 'exercised and purchased.'

(2) David Edell, Ira Berman and Jack Polak own over 98% of the outstanding shares of Class A Common Stock. Messrs. David Edell, Dunnan Edell and Ira Berman are officers and directors. Messrs. Bingman and Drew Edell are officers. Messrs. Abada, Kreitman and Polak are directors.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Dunnan Edell (a director and officer), is indebted to the Company, pursuant to its loan, in the principal sum of $21,495. The loan is secured by a second mortgage upon real property, and carries interest at 1% over prime, payable semi-annually.

                              PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS,
         SCHEDULES AND REPORTS ON FORM 8-K


         Financial Statements:

    Table of Contents, Independent Auditors' Report, Consolidated Balance Sheets as of November 30, 2000 and 1999, Consolidated Statements of Income for the years ended November 30, 2000, 1999 and 1998, Consolidated Statements of Shareholders' Equity for the years ended November 30, 2000, 1999 and 1998, Consolidated Statements of Cash Flows for the years ended November 30, 2000, 1999 and 1998, Notes to Consolidated Financial Statements.

      Financial Statement Schedules:

      Schedule II:  Valuation Accounts; Years Ended Nov. 30, 2000, 1999 and
      1998

      Exhibits:

(3) The Company's Articles of Incorporation and Amendments thereof, and its By-Laws, are incorporated by reference to their filing with the Form 10-K A filed April 5, 1995. (Exhibit pages 000001-23).

(4) The Indenture (and the Promissory note exhibited therewith) defining the rights of former shareholders who tendered Common Stock to the Company for its $2 per share, 5 year, 6% debenture, is filed by reference to the filing of such documents with the Schedule To filed with the S.E.C., on June 5, 2001.

(10 The Following Material Contracts are incorporated by reference to their filing with the Form 10-KA filed April 5, 1995: Amended and Restated Employment Agreements of 1994, with David Edell and Ira Berman; License Agreement made February 12, 1986 with Alleghany Pharmacal Corporation.

      The February 1999 Amendments to the Amended and Restated Employment Agreements of David Edell and Ira Berman (1994) are incorporated by reference to their with the 1998 10-K. (Exhibit pages 00001-00002)

(11   Statement re Per Share Earnings (included in Item 14, Financial
      Statements)

      No Form 8-K was filed during the 2000 fiscal year.

     Shareholders may obtain a copy of any exhibit not filed herewith by writing to CCA Industries, Inc., 200 Murray Hill Parkway, East Rutherford, New Jersey 07073. Moreover, exhibits may be inspected and copied at prescribed rates at the Commission's public reference facilities at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549; Jacob K. Javits Federal Building, 26 Federal Plaza, New York, New York 10278; and Northwestern Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511. Copies of such materials may also be obtained by mail at prescribed rates from the Public Reference Branch of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, and one is available at the Commission's Internet website (http://www.sec.gov).
                                   24

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

     Signature                Title                              Date

s/ David Edell          President, Director,
     DAVID EDELL        Chief Executive Officer,
                        and Chief Financial
                        Officer                         February 27, 2001

s/ Ira W. Berman        Chairman of the Board
    IRA W. BERMAN       of Directors, Executive
                        Vice President,
                        Secretary                       February 27, 2001

s/ Dunnan Edell         Vice President,                 February 27, 2001
    DUNNAN EDELL        Director

s/ Stanley Kreitman     Director                        February 27, 2001
    STANLEY KREITMAN

s/ Rami Abada           Director                        February 27, 2001
     RAMI ABADA

s/ Jack Polak           Director                        February 27, 2001
     JACK POLAK

              CCA INDUSTRIES, INC. AND SUBSIDIARIES


                CONSOLIDATED FINANCIAL STATEMENTS


                    NOVEMBER 30, 2000 AND 1999

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

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . 9-31

                   INDEPENDENT AUDITORS' REPORT

Board of Directors
CCA Industries, Inc.
East Rutherford, New Jersey

     We have audited the consolidated balance sheets of CCA Industries, Inc. and Subsidiaries as of November 30, 2000 and 1999, and the related consoli-dated statements of income (loss), comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended November 30, 2000. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain a reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related schedules. An audit also includes as-sessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCA Industries, Inc. and Subsidiaries as of November 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedules listed in the index to Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic consolidated financial statements. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated, in all material respects in relation to the basic consolidated financial statements taken as a whole.




                              SHEFT KAHN & COMPANY LLP
                              CERTIFIED PUBLIC ACCOUNTANTS

February 13, 2001
Jericho, New York

             CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                           A S S E T S

                             (Note 7)
                                                       November 30,
                                                     2000        1999

Current Assets
  Cash and cash equivalents (Note 15)            $   804,508 $    807,360
  Short-term investments and marketable
    securities (Notes 2 and 6)                     2,536,344    1,490,469
  Accounts receivable, net of allowances of
    $1,379,424 and $1,183,576, respectively        6,329,755    7,371,532
  Inventories (Notes 2 and 3)                      5,735,427    6,235,270
  Prepaid expenses and sundry receivables            324,980      822,816
  Prepaid income taxes and refunds due               777,691      714,835
  Deferred income taxes (Note 8)                   1,529,522    1,178,513

   Total Current Assets                           18,038,227   18,620,795

Property and Equipment, net of accumulated
  depreciation and amortization
   (Notes 2 and 4)                                   675,790      739,728

Intangible Assets, net of accumulated
  amortization (Notes 2 and 5)                       641,410      169,756

Other Assets
  Marketable securities (Notes 2 and 6)              845,101    1,809,770
  Due from officers - Non-current (Note 14)           21,485       57,918
  Deferred income taxes (Note 8)                      34,517       42,031
  Other                                               55,526       54,989

   Total Other Assets                                956,629    1,964,708

   Total Assets                                  $20,312,056  $21,494,987


See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS


               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      November 30,
                                                   2000          1999
Current Liabilities
  Notes payable (Note 7)                     $   1,500,000  $  1,400,000
  Accounts payable and accrued
   liabilities (Note 10)                         4,288,852     4,928,905

   Total Current Liabilities                     5,788,852     6,328,905

Subordinated Debentures (Due August 1,
 2005) (Note 7)                                    556,656            -

Commitments and Contingencies
  (Note 12)

Shareholders' Equity
  Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 6,042,823 and 6,321,151
   shares, respectively                            60,428         63,212
  Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
     and 1,020,930 shares, respectively            10,209         10,209
  Additional paid-in capital                    3,836,296      4,453,478
  Retained earnings                            10,300,693     10,955,203
  Accumulated other comprehensive income
   (Note 6)                                  (     64,846)   (   150,854)
                                               14,142,780     15,331,248
  Less: Treasury Stock (107,496 and
       95,996 shares at November 30,
        2000 and November 30, 1999,
         respectively)                            176,232        165,166

   Total Shareholders' Equity                  13,966,548     15,166,082

   Total Liabilities and Shareholders' Equity $20,312,056    $21,494,987



See Notes to Consolidated Financial Statements.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                          Years Ended November 30,
                                       2000        1999          1998
Revenues
  Sales of health and beauty
     aid products, net             $38,451,980  $39,028,936   $41,083,974
  Other income                         186,284      285,469       318,296

                                    38,638,264   39,314,405    41,402,270

Costs and Expenses
  Cost of sales                     14,299,928   15,095,971    15,321,576
  Selling, general and
     administrative expenses        12,557,064   13,322,081    13,579,182
  Advertising, cooperative and
      promotions                    10,299,475    9,242,767     8,882,106
  Research and development             555,462      581,340       562,708
  Provision for doubtful accounts      249,279      115,569       201,630
  Interest expense                     159,477      142,662        22,894

                                    38,120,685   38,500,390    38,570,096
   Income before Special Charge
     and Provision for
     Income Taxes                      517,579      814,015     2,832,174

Special Charge (Note 16)           ( 1,500,000)        -             -

   (Loss) Income before Provision
   for Income Taxes                (   982,421)     814,015     2,832,174

Provision (Benefit) for Income Tax(   327,911)      301,511     1,164,201

   Net (Loss) Income from
    Continuing Operations          (   654,510)     512,504     1,667,973

Discontinued Operations:
  (Loss) on abandonment of
   intangibles (net of income
   taxes (benefit) of
   ($514,978) in 1999)                 -        (   803,603)        -

(Loss) Income from Discontinued
  Operations                           -        (   803,603)        -

   Net (Loss) Income               ($  654,510) ($  291,099)  $ 1,667,973


Weighted Average Shares
  Outstanding
   Basic                             7,153,013    7,174,203     7,243,956
   Diluted                           7,153,013    7,660,796     8,075,169

Earnings Per Common Share
  (Note 2):                     Basic  Diluted Basic Diluted  Basic Diluted
  Continuing Operations         ($.09)  ($.09) $ .07   $ .07  $ .23   $ .21
  Discontinued Operations        $ -    ($ - )($ .11) ($ .11) $  -    $ -
  (Loss) on Abandoned
    Intangibles                  $ -    $  -  ($ .04) ($ .04) $  -    $ -

   Net                          ($.09)  ($.09)($ .04) ($ .04) $ .23   $ .21

See Notes to Consolidated Financial Statements.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                          Years Ended November 30,
                                    2000          1999          1998


Net (Loss) Income               ($   654,510)($     291,099) $ 1,667,973

Other Comprehensive Income
  Unrealized holding gain (loss)
  on investments                      86,008 (      132,511) (    15,606)

Provision (Benefit) for Taxes         13,742 (       50,166) (     6,559)

Other Comprehensive Income
  (Loss) - Net                        72,266 (       82,345) (     9,047)

Comprehensive (Loss)
  Income                        ($   582,244)($     373,444)  $1,658,926

Earnings (Loss) Per Share:
  Basic                                ($.08)         ($.05)        $.23
  Diluted                              ($.08)         ($.05)        $.20












See Notes to Consolidated Financial Statements.

                         CCA INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   FOR THE YEARS ENDED NOVEMBER 30, 2000, 1999 AND 1998


                                                                                     Unrealized
                                                            Additional              Gain (Loss)on
                                         Common Stock        Paid-In     Retained   Marketable    Treasury
                                     Shares         Amount    Capital     Earnings   Securities     Stock

Balance - December 1, 1997         7,213,551      $72,136   $4,454,763  $ 9,578,329 ($  2,737)   ($  17,969)

Issuance of common stock              53,530          535   (      535)        -         -             -

Net income for the year              -                 -           -      1,667,973      -             -

Unrealized (loss) on marketable
 securities                          -                 -           -           -    (  15,606)         -

Purchase of 82,019 shares of
 treasury stock                      -                 -           -           -          -       ( 137,640)

Balance - November 30, 1998        7,267,081       72,671    4,454,228   11,246,302 (  18,343)    ( 155,609)

Issuance of common stock              75,000          750  (       750)        -          -            -

Net (loss) for the year             -                  -           -    (   291,099)      -            -

Unrealized (loss) on marketable
 securities                         -                  -           -           -     ( 132,511)        -

Purchase of 6,477 shares of
 treasury stock                     -                  -           -           -           -      (   9,557)

Balance - November 30, 1999        7,342,081       73,421    4,453,478   10,955,203  ( 150,854)   ( 165,166)

Issuance of debentures for acquisition
 of 278,328 shares of common stock  -                  -           -           -           -      ( 619,965)

Purchase of 11,500 shares of
 treasury stock                     -                  -           -           -           -      (  11,066)


Net income for the year             -                  -           -    (   654,510)       -           -


Unrealized (loss) on marketable
 securities                         -                  -           -           -        86,008         -

Retirement of treasury stock      (  278,328)    (  2,783)  (  617,182)        -           -      ( 619,965)

Balance - November 30, 2000        7,063,753      $70,638   $3,836,296  $10,300,693  ($ 64,846)   ($176,232)

See Notes to Consolidated Financial Statements.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED NOVEMBER 30,
                                           2000          1999       1998

Cash Flows from Operating Activities:
  Net (loss) income                     ($ 654,510)($   291,099) $1,667,974
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
   Depreciation and amortization           372,881      344,198     342,131
   Amortization of bond discount           -              1,884       1,884
   (Gain) loss on sale of securities       119,877 (     10,914)      7,635
   (Increase) decrease in deferred
     income taxes                       (  343,495)(    118,366)(   291,878)
   Loss on abandonment of intangibles      -            418,612     -
   Decrease (increase) decrease in
     accounts receivable                 1,041,777      506,468 ( 3,946,727)
   Decrease (increase) in inventory        499,843    2,137,022 ( 3,044,784)
   (Increase) decrease in prepaid
     expenses and sundry receivables       497,836 (    505,698)(   141,278)
   (Increase) in prepaid income taxes
     and refunds due                    (   62,856)(    642,322)      -
   (Decrease) increase in accounts
     payable and accrued liabilities    (  640,053) ( 1,331,062)  1,206,302
   (Decrease) increase in income taxes
     payable                               -       (    600,720)    514,616
   (Increase) decrease in miscellaneous
     assets                             (      537)(        100)(     2,277)

   Decrease in net assets from
         discontinued operations           -            752,729       -

     Net Cash Provided by (Used in)
     Operating Activities                  830,763      660,632 ( 3,686,402)

Cash Flows from Investing Activities:
  Acquisition of property and
   equipment                            (  283,863)(    157,047)(   699,349)
  Acquisition of intangible assets      (  496,734)(    468,274)(   105,652)
  Purchase of available for sale
   securities                           (2,682,631) ( 1,744,204)( 2,298,993)
  Proceeds from sale of available for
   sales securities                      2,567,555    2,126,189   2,268,851
  Proceeds of money due from
   officers                                 36,433        7,332       1,500
  Purchase of treasury stock            (   74,375)(      9,557)(   137,640)

   Net Cash (Used in) Investing
     Activities                         (  933,615)(    245,561)(   971,283)

Cash Flows from Financing Activities:
  Proceeds from borrowings               3,900,000    4,050,000   1,950,000
  Payment on debt                       (3,800,000) ( 4,200,000)(   400,000)
  Proceeds from issuance of stock          -              -             200

   Net Cash Provided by (Used in)
       Financing Activities                100,000  (   150,000)  1,550,200

Net (Decrease) Increase In Cash         (    2,852)     265,071 ( 3,107,485)

Cash at Beginning of Year                  807,360      542,289   3,649,774

Cash at End of Year                     $  804,508   $  807,360 $   542,289

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED NOVEMBER 30,



                                           2000       1999         1998
Supplemental Disclosures of Cash
Flow Information:
  Cash paid during the year for:
   Interest                               $161,895   $  119,664 $    14,589
   Income taxes                             97,629    1,152,883   1,013,975



















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

 In March of 1998 CCA acquired 80% of the newly organized Fragrance Corporation of America, Ltd. which manufactures and distributes perfume products. In 1999, the Company adopted a formal plan to discontinue the operations of the subsidiary. As of the third quarter of 2000, virtually all residual costs of discontinuing the operations had been recognized.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation:

 The consolidated financial statements include the accounts of CCA and its majority-owned subsidiaries (collectively the "Company"). The minority interest in the discontinued consolidated subsidiary is no longer reflected in the financial statements. All significant inter-company accounts and transactions have been eliminated.

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

 During fiscal 1998 and 1999, two officers/shareholders exercised in the aggregate 70,000 and 100,000 options, respectively, in exchange for previously issued common stock of 16,470 and 25,000, respectively. The common shares were put into treasury and were subsequently cancelled.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Statements of Cash Flows Disclosure (Continued):

 During fiscal 2000, the Company repurchased 278,328 shares of common stock in exchange for the issuance of subordinated debentures totaling $556,656. The total cost of the acquisition (including associated costs incurred of $63,309) was charged to capital upon its retirement.

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

   Revenue Recognition:

   The Company recognizes sales at the time of shipment. Although no legal right of return exists between the customer and the Company, it is an industry-wide practice to accept returns from customers. The Company, therefore, records a reserve for returns equal to its gross profit on its historical percentage of returns on its last five months sales.

   Reclassifications

   In 1999, the Company formalized a plan to discontinue the operations of FCA, terminated all FCA employees, closed its Chicago facility, abandoned the majority of its inventory and discontinued almost all of the marketing of its product line. However, in 2000, after noting that there was still demand for the "Cherry Vanilla" and "Cloud Dance" perfumes, the Company decided to retain those product lines and purchased the trademarks owned by Shiara Holdings, Inc. Therefore, in accordance with EITF 90-16, certain prior year amounts have been reclassified to conform to the 2000 presentation.

   Advertising Costs:

   The Company's policy for fiscal financial reporting is to charge advertising cost to operations as incurred

             CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - INVENTORIES

   At November 30, 2000 and 1999, inventories consist of the following:

                                       2000         1999

   Raw materials                    $3,667,757    $3,509,103
   Finished goods                    2,067,670     2,726,167
     $5,735,427                     $6,235,270

   At November 30, 2000 and 1999, the Company had a reserve for obsolete inventory of $1,050,714 and $1,056,789 respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

   At November 30, 2000 and 1999, property and equipment consisted of the following:

                                        2000                    1999

   Machinery and equipment         $   323,233             $   299,528
   Furniture and equipment             922,386                 742,547
   Transportation equipment             10,918                  10,918
   Tools, dies, and masters          1,972,830               1,914,684
   Leasehold improvements              169,820                 147,647
                                     3,399,187               3,115,324
   Less:  Accumulated depreciation
                   and amortization  2,723,397               2,375,596

   Property and Equipment - Net    $   675,790             $   739,728


   Depreciation and amortization expense for the years ended November 30, 2000, 1999 and 1998 amounted to $347,801, $283,982 and $318,715, respectively.

NOTE 5 - INTANGIBLE ASSETS

   Intangible assets consist of the following at November 30, 2000 and
    1999:
                                                    2000             1999

   Patents and trademarks                          $738,330        $241,596
   Less: Accumulated amortization                    96,920          71,840
   Intangible Assets - Net                         $641,410        $169,756

   Amortization expense for the years ended November 30, 2000, 1999 and 1998 amounted to $25,080, $60,216 ($49,662 from discontinued operations) and $23,417 ($10,087 from discontinued operations), respectively.

   On October 26, 2000, the Company acquired certain trademarks.  See Note
   12.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

   Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at November 30, 2000 and 1999 were as follows:

                                         2000                   1999
   Current:                       COST     MARKET         COST         MARKET

   Corporate obligations      $  536,000 $  534,590    $  745,044  $  748,894
   Government obligations
     (including mortgage
       backed securities)      1,998,756  2,001,754       743,777     741,575


       Total                   2,534,756  2,536,344     1,488,821   1,490,469


   Non-Current:
   Corporate obligations           -          -           536,000     532,891
   Government obli-
     gations                     150,510    146,723       399,534     390,517
   Preferred stock               612,561    586,448       612,561     571,535
   Other equity
     investments                 148,465    111,930       414,177     314,827

       Total                     911,536    845,101     1,962,272   1,809,770

       Total                  $3,446,292 $3,381,445    $3,451,093  $3,300,239

  The market value at November 30, 2000 was $3,381,445 as compared to $3,300,239 at November 30, 1999. The gross unrealized gains and losses as at November 30, 2000 and 1999 were $1,588 and ($66,435) for 2000 and $1,648 and ($152,502) for 1999, respectively. The cost and market values of the investments at November 30, 2000 were as follows:

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
 Name of Issuer and            Maturity  Interest     Bonds and    Cost of   at Balance      Issue Is Carried
 Title of Each Issue            Date       Rate         Notes     Each Issue Sheet Date      In Balance Sheet

CORPORATE OBLIGATIONS:
GMAC Smartnotes               10/15/01    5.950%        536,000    $536,000   $534,590            $534,590





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
 Name of Issuer and            Maturity    Interest       Bonds and     Cost of   at Balance    Issue Is Carried
 Title of Each Issue           Date          Rate           Notes     Each Issue    Sheet Date  in Balance Sheet

GOVERNMENT OBLIGATIONS:
FHLMC 1628-N                   12/15/2023    6.500%           50,000  $   32,498  $    32,119      $   32,119
FNMA 93-224-D                  11/25/2023    6.500           104,000      91,182       87,436          87,436
FNMA 92-2-N                     1/25/2024    6.500            52,000      26,830       27,168          27,168
US Treasury Note                  1/31/01    4.500           250,000     247,891      249,220         249,220
US Treasury Note                  5/15/01    5.625           200,000     202,075      199,500         199,500
US Treasury Note                  5/31/01    5.250           250,000     251,615      248,828         248,828
US Treasury Note                  9/30/01    5.625           250,000     249,767      248,907         248,907
US Treasury Bill                 12/21/00    5.940           189,000     186,323      188,301         188,301
US Treasury Bill                   2/1/01    6.140           104,000     102,461      102,902         102,902
US Treasury Bill                   2/8/01    6.150           274,000     269,979      270,811         270,811
US Treasury Bill                   1/4/01    6.075           250,000     246,220      248,535         248,535
US Treasury Bill                   4/5/01    6.040           250,000     242,425      244,750         244,750

                                                                       2,149,266    2,148,477       2,148,477

                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

         COL. A                                          COL. B     COL. C       COL. D         COL. E
                                                                                             Amount at Which
                                                                                               Each Portfolio
                                                                                  Market     Of Equity Security
                                                                                 Value of     Issues and Each
                                  Next                                             Stock      Other Security
 Name of Issuer and               Call    Dividend      Number of   Cost of      at Balance   Issue Is Carried
 Title of Each Issue              Date     Rate           Shares      Stock      Sheet Date   in Balance Sheet

EQUITY:

Preferred Stock:
 First Australia Prime Series I    Auct.    Variable      100,000   $   100,000  $   100,000   $   100,000

 Tennessee Valley Authority
    (QIDS) Qtrly Income Debt
    Secs - Matures 3/31/2045     3/31/01        8.00%      13,600       362,561      347,698       347,698


    Merrill Lynch Trust          9/30/08        7.28%       6,000       150,000      138,750       138,750

Other Equity Investments:

  Dreyfus Premier Limited
    Term High Income CL B                                               148,465      111,930       111,930

                                                                        761,026      698,378       698,378

                                                                     $3,446,292   $3,381,445    $3,381,445

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -  SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (Continued)

  During the years ended November 30, 2000, 1999 and 1998, available-for-sale securities were liquidated and proceeds amounting to $2,567,555, 2,129,957 and $2,268,851 were received, with resultant realized gains (losses) totaling ($119,877), $10,914 and $7,635, respectively. Cost of available-for-sale securities includes unamortized premium or discount.

NOTE 7 - NOTES PAYABLE AND SUBORDINATED DEBENTURES

  The Company has an available line of credit of $7,000,000. Interest is calculated on the outstanding balance at prime minus 1% or Libor plus 150 basis points. The line of credit is collateralized by all the Company's assets. As of November 30, 2000 and 1999, the Company was utilizing $1,500,000 and $1,400,000, respectively, of its available line. The interest rate charged at November 30, 2000 was 8 1/2%.

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

  At November 30, 2000 and 1999, respectively, the Company has temporary differences arising from the following:
                                         November 30, 2000
                                                             Classified As
                                                Deferred    Short-    Long-
       Type                         Amount        Tax        Term     Term
                                                           Asset (Liability)

   Depreciation                  $    86,741 $   34,517  $  -       $34,517
  Reserve for bad debts              323,257    128,634    128,634     -
  Reserve for returns              1,056,167    420,280    420,280     -
  Reserve for obsolete
    inventory                      1,050,714    418,110    418,110     -

  Section 263A costs                 235,609     93,756     93,756     -

  Charitable contributions           254,492    101,270    101,270     -
  Deferred tax benefit
    from discontinued
    operations                     1,204,950    367,472    367,472     -

  Net deferred income
    tax                                      $1,564,039 $1,529,522  $34,517

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

  Income tax expense (benefit) is made up of the following components:

                                         November 30, 2000
                                             State &
                              Federal         Local        Total

   Current tax benefit       ($229,509)      ($35,097)    ($264,606)
   Deferred tax benefit      (  54,416)      (  8,889)    (  63,305)
                             ($283,925)      ($43,986)    ($327,911)

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - INCOME TAXES (Continued)

                                        November 30, 1999
                                              State &
                              Federal          Local        Total

   Current tax expense       $438,605        $131,664      $570,269
   Deferred tax expense     ( 237,345)      (  31,413)   (  268,758)
                             $201,260        $100,251      $301,511

                                        November 30, 1998
                                            State &
                              Federal        Local           Total

   Current tax expense      $1,136,235     $348,574       $1,484,809
   Tax credits             (    28,730)        -         (    28,730)
   Deferred tax expense    (   228,328)   (  63,550)     (   291,878)

                            $  879,177     $285,024       $1,164,201


   Prepaid income taxes and refund due are made up of the following components:
                                             State &
                               Federal        Local         Total

   November 30, 2000          $599,564      $178,127      $777,691

   November 30, 1999          $666,524     $  48,311      $714,835

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)


 A reconciliation of income tax expense computed at the statutory rate to income tax expense at the effective rate for each of the three years ended November 30, 2000 is as follows:

                                             2000                           1999                    1998
                                                    Percent                       Percent                      Percent
                                                   Of Pretax                      of Pretax                   of Pretax
                                     Amount         Income          Amount         Income      Amount          Income
 Income tax expense at
   statutory rate                  ($334,023)       (34.00%)        $276,765       34.00%    $   962,939        34.00%
 Increases (decreases) in taxes
   resulting from:
    State income taxes, net of federal
      income tax benefit           (  58,355)      (  5.94)           51,333        6.31         179,068         6.32

     Non-deductible expenses and
      other adjustments               64,467          6.56         (  26,587)    (  3.27 )        50,924         1.79

    Utilization of tax credits          -              -                -            -       (    28,730)      ( 1.00 )

 Income tax expense at
   effective rate                  ($327,911)       (33.38%)        $301,511       37.04%     $1,164,201        41.11%

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -  STOCK OPTIONS

  On November 15, 1984, the Company authorized the granting of incentive stock options as well as non-qualified options. The plan was amended in 1986 and again in 1994. The following summarizes the stock options outstanding under these plans as of November 30, 2000:

                                  Number        Per Share
                                    Of           Option
         Date Granted             Shares          Price         Expiration


   December 1987                   17,000          .50              2002
   January 1988                   342,500          .55              2002
   March 1989 (1)                 200,000          .75              2004
   January 1990 (2)               200,000          .63              2005
   June 1995 (3)                   50,000         1.50(4)           2005
   August 1997                    375,000         1.50(5)           2007
                                1,184,500

   (1) These options were originally scheduled to expire March 1999 but were extended for an additional five years.

   (2) These options were originally scheduled to expire January 2000 but were extended for an additional five years.

   (3) These options were originally scheduled to expire June 2000 but were extended for an additional five years.

   (4) These stock options were repriced from $4.50 to $1.50 in June 0f 2000 when they were extended.

   (5) These stock options were repriced from $2.50 on November 3, 1998. The following summarizes the activity of shares under option for the two years ended November 30, 2000:

                                   Number        Per Share
                                    Of            Option
                                   Shares         Price         Value

   Balance - November 30,
     1998                         1,284,500    $.50 - $4.50    $1,310,750
     Granted                          -             -               -
     Repriced                         -             -               -
     Exercised                  (   100,000)    .50 -  4.50   (    51,375)
     Expired                          -             -               -
     Cancelled                        -             -               -
   Balance - November 30,
     1999                         1,184,500    $.50 - $4.50     $1,259,375
     Granted                          -             -               -
     Repriced                         -       (        3.00)  (    150,000)
     Exercised                        -             -               -
     Expired                          -             -               -
     Cancelled                        -             -               -
   Balance - November 30,
     2000                         1,184,500    $.50 - $1.50     $1,109,371

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

                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 - STOCK OPTIONS (Continued)

   Pro Forma Disclosure

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards
   No. 123, "Accounting for Stock Based Compensation", issued in October 1995.  Accordingly, compensation cost has been recorded based on the intrinsic value of the option only.  The Company recognized no compensation cost in 1999 and 1998, respectively, for stock-based employee compensation awards.  The pro forma compensation cost for stock-based employee compensation awards was $.8 million, $1.3 million and $1.2 million in 2000, 1999 and 1998, respectively.  If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS
   No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated
   in the table below:
                                              2000                        1999                          1998
                                    As Reported   Pro Forma    As Reported     Pro Forma     As Reported    Pro Forma
   Net income                        ($654,510)  ($1,447,726)   ($291,099)    ($1,606,582)    $1,660,375     $471,352

   Diluted earnings per share            ($.09)        ($.20)       ($.04)          ($.22)          $.21         $.06

   The above pro forma amounts, for purposes of SFAS No. 123, reflect the portion of the estimated fair value of awards earned in 2000, 1999 and 1998.  For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period (for stock options).  The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years.


               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCK OPTIONS

   The Company used the Black-Scholes model to value stock options for pro forma presentation. The assumptions used to estimate the value of the options included in the pro forma amounts and the weighted average estimated fair value of options granted are as follows:

                                          Stock Option Plan Shares
                                         2000       1999      1998

   Average expected life (years)          3.76       3.78     4.64
   Expected volatility                  193.18%    213.55%  214.39%

   Risk-free interest rate                 6.3%       5.6%     5.6%

   Weighted average fair value
     at grant - Exercise price
     equal to market price                $.66      $1.20    $1.29


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

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

   The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                            November 30,
                                          2000       1999
                                          (In Thousands)

   Media advertising                     $    *     $  560
   Coop advertising                         242          *
   Accrued returns                          983        630
                                         $1,225     $1,190

   All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

   * under 5%

NOTE 11 - OTHER INCOME

   Other income was comprised of the following:

                                               November 30,
                                         2000      1999       1998

   Interest income                     $222,459  $213,335   $286,805
   Dividend income                       42,461    50,657     16,963
   Realized gain on sale of
     available-for-sale
     securities                           6,262    11,211      7,635
   Realized (loss) on sale of
     available-for-sale
     securities                       ( 126,139) (    297)      -
   Royalty income                        37,500      -          -
   Miscellaneous                          3,741    10,563      6,893

                                       $186,284  $285,469   $318,296

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES

   Leases

   The Company leases approximately 62,500 square feet of office and warehouse space at an annual rental of $267,684 plus CAM charges. This lease on the Company's premises expires March 31, 2005, but has a renewal option for an additional five years. The Company leases an additional 51,000 square feet of warehouse space in Paterson, NJ on a net lease basis at a rental of approximately $13,000 per month, which matures May 31, 2001. The Company extended the lease through May 31, 2002 at a monthly cost of approximately $15,000.

   The Company has entered into various operating leases with expiration dates ranging through October 2003.

   Rent expense for the years ended November 30, 2000, 1999 and 1998 was $498,227, $449,051 and $588,083, respectively.

   Future commitments under noncancellable operating lease agreements for each of the next five (5) years and in the aggregate are as follows:

   Year Ending
   November 30,

       2001                                    $   411,964
       2002                                        299,191
       2003                                        278,272
       2004                                        267,684
       2005                                         90,428

          Total                                 $1,347,539

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

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

   From the period March 3, 1986 to June 3, 1986, the Company was required to pay a 7% royalty on all net sales. Thereafter, it is required to pay a 6% royalty on net sales but no less than $360,000 per annum to maintain its license. After the sum of $9,000,000 in royalties has been paid to Alleghany, the royalty is reduced to 1% of net sales. The Company has expanded the lines licensed from Alleghany and pays only 1% royalty on various new products created by the Company. As of November 30, 2000, $7,451,454 of royalties have been paid or accrued and only $1,548,546 still remains until the $9,000,000 level is reached.

   In March 1998, the Company entered into a License Agreement with Shiara Holdings, Inc., pursuant to which the Company acquired exclusive license to use the trademark names used by Fragrance Corporation of America, Ltd. (FCA). The Shiara-Holdings, Inc. license requires the Company to pay royalties of 5% per annum on net sales of all products sold under the "Cherry Vanilla", "Mandarin Vanilla", and "Cloud Dance" trademarks until royalties totaling $2,000,000 are paid, and royalties of one-half of 1% thereafter. (No royalties are payable in respect of sales of products under these Shiara license trademarks: "Vision", "Sunset Cafe", and "Amber Musk".) A minimum of $100,000 was required to be paid for the period from commencement (April 1998) through June 1999, and a minimum of $150,000 for each subsequent twelve-month period, in order to retain the exclusive license-rights.

   On October 26, 2000, the Company purchased the Trademarks of Shiara Holding, Inc. for $450,000. Effectively, any future royalties which would have been payable under the FCA License agreements above were cancelled. See Note 5.

   In May of 1998, the Company entered into a License Agreement with Solar Sense, Inc. for the marketing of sun care products under trademark names. The Company's License Agreement with Solar Sense, Inc. is for the exclusive use of the trademark names "Solar Sense" and "Kids Sense", in connection with the commercial exploitation of sun care products that the Company only recently commenced marketing. The Company will pay a 5% royalty until a total of $1 million of royalties have been paid and 1%, thereafter. If minimum royalties of $30,000 do not result, the license may be terminated unless the Company chooses to pay the "difference" between realized royalties and $30,000.

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

   The Company is a defendant in an action pending in the United States District Court for the District of New Jersey. The suit claims damages of $450,000 for the alleged sale of defective merchandise for which the Company was paid approximately $170,000. Outside counsel has advised that at this stage in the proceedings they cannot offer an opinion as to the probable outcome. The Company believes the suit is without merit and intends to vigorously defend its position.

NOTE 13 - PENSION PLANS

   The Company has adopted a 401(K) Profit Sharing Plan that covers most of their non-union employees with over one year of service and attained Age 21. Employees may make salary reduction contributions up to twenty-five percent of compensation not to exceed $10,500 and may make additional discretionary contributions. The Plan provides for partial vesting after two years and full vesting after six years of service for all earnings and losses. The Company is not obligated to, nor has it matched any of the employees' contributions.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RELATED PARTY TRANSACTIONS

   The Company has retained the law firm of Berman & Murray as its general counsel. Ira W. Berman, a former member of the firm, is the Secretary, Chairman of the Board and a principal shareholder of the Company.

   The Company has outstanding loans of $21,485 from its Vice President in charge of Sales; which was made to aid him in obtaining a first mortgage on his home. The loan is secured by a second mortgage and carries an interest rate at 1% over prime. Interest is payable semi-annually. The Vice President is the son of Mr. David Edell, the President of the Company.

NOTE 15 - CONCENTRATION OF RISK

   All of the Company's products are sold to major drug and food chains merchandisers, and wholesale beauty-aids distributors throughout the United States and Canada.

   During the years ended November 30, 2000, 1999 and 1998, certain customers each accounted for more than 5% of the Company's net sales, as follows:

   Customer                     2000       1999        1998

       A                         26%        27%         29%
       B                         13         11           9
       C                          6          5           7
       D                          6          6           6
       E                          6          5           5
       F                          6          8           7

   Foreign Sales               2.50%      4.50%       5.00%

   The loss of any one of these customers could have a material adverse affect on the Company's earnings and financial position.

   During the years November 30, 2000, 1999 and 1998, certain products accounted for more than 10% of the Company's net sales as follows:

   Product                     2000       1999         1998

   Plus+White                   36%        36%          22%
   Sudden Change                19         20           17
   Hair-Off                     *          10           *
   NutraNail                    14         10           *
   Bikini Zone                  10         *            *

   * under 10%

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

NOTE 16 - SPECIAL CHARGE

   During the fourth quarter of 2000, the Company contacted its accounts and instructed them to return its "Permathene" and "Mega 16" products, which contain phenylpropanolimine ("PPA"), as a result of a general FDA health-warning concerning PPA (a key ingredient in numerous cold-remedies and appetite suppressants, which had been "on the market" for some 50 years). The Company's revenues from sales of those now discontinued products, in fiscal 2000, were approximately $2,500,000 (6.5% of sales).

   In conjunction with the recall, the Company expects to incur $1,500,000 in costs ($255,000 for inventory on hand and $1,245,000 for returns, allowances, and other costs related to the recall. As of November 30, 2000, there had been approximately $150,000 in returns and the Company provided for approximately another $1,100,000 of anticipated costs.

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

   In 1999, the Company credited FCA with the tax benefit to be received from the loss incurred by it. This resulted in reducing the intercompany advances from approximately $3 million to approximately $2.15 million. However, in 2000, after noting that there was still a demand for the "Cherry Vanilla and "Cloud Dance" perfumes the Company decided to retain those product lines and purchased the trademarks owned by Shiara Holdings, Inc. Therefore, in accordance with EITF 90-16, the only items presented as a "Loss from Discontinued Operations" are those assets which were abandoned or deemed worthless. (See Item 7, Management's Discussion And Analysis of Financial Condition And Results of
   Operations, and the Financial Statements and Notes included  in Item
   14.)

                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 - EARNINGS PER SHARE

        Basic earnings per share is calculated using the average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method".

                                                                   Year Ended November 30,

                                                            2000           1999            1998
   Net (loss) income available for common
     shareholders, basic and diluted                      ($654,510)     ($291,099)     $1,660,375

   Weighted average common stock
     outstanding- Basic                                   7,153,013       7,174,203      7,243,956

   Net effect of dilutive stock options                      *              486,593        831,213

   Weighted average common stock and
     common stock equivalents - Diluted                   7,153,013       7,660,796      8,075,169

   Basic earnings per share                                  ($.09)          ($.04)      $     .23

   Diluted earnings per share                                ($.09)          ($.04)      $     .21

   *Antidilutive





                                          SCHEDULE II


              CCA INDUSTRIES, INC. AND SUBSIDIARIES

                        VALUATION ACCOUNTS

           YEARS ENDED NOVEMBER 30, 2000, 1999 AND 1998



   COL. A                            COL. B      COL. C     COL. D     COL. E


                                               Additions
                                   Balance at  Charged To              Balance
                                   Beginning   Costs and               At End
  Description                       Of Year    Expenses   Deductions   Of Year

Year Ended November 30, 2000:
Allowance for doubtful accounts   $  327,919  $  249,279  $  253,941 $  323,257

Reserve for returns               $  855,657  $4,758,078  $4,557,568 $1,056,167

Reserve for inventory
 obsolescence                     $1,056,709  $  839,702  $  845,777 $1,050,714

Year ended November 30, 1999:
Allowance for doubtful accounts   $  273,982  $  115,569  $   61,632 $  327,919

Reserve for returns               $1,044,203  $4,866,293  $5,054,839 $  855,657

Reserve for inventory
  obsolescence                    $  836,805  $  380,454  $  160,470 $1,056,789

Year ended November 30, 1998:
Allowance for doubtful accounts   $  120,131  $  201,630  $   47,779 $  273,982

Reserve for returns               $  544,194  $3,455,118  $2,955,109 $1,044,203

Reserve for inventory
  obsolescence                    $  860,417  $   61,113  $  172,664 $  748,866