Form 10-Q
period 2001-02-28
CCA INDUSTRIES INC
filed 2001-04-09
CIK 721447

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 28, 2001

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

Common Stock, $.01 Par Value - $5,873,227 shares of as February 28, 2001

  Class A Common Stock, $.01 Par Value - $1,020,930 shares as of
                         February 28, 2001

               CCA INDUSTRIES, INC. AND SUBSIDIARIES








                               INDEX

                                                      Page
                                                     Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    February 28, 2001 and November 30, 2000            1-2

  Consolidated Statements of Operations
    for the three months ended February 28, 2001
    and February 29, 2000                               3

  Consolidated Statements of Comprehensive Income
    for the three months ended February 28, 2001
    and February 29, 2000                               4

  Consolidated Statements of Cash Flows for
    the three months ended February 28, 2001
    and February 29, 2000                               5

  Notes to Consolidated Financial Statements           6-14

  Management Discussion and Analysis of
    Results of Operations and Financial
    Condition                                         15-16

PART II OTHER INFORMATION                             17-18

SIGNATURES                                              19

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

                            A S S E T S

                                              February 28,   November 30,
                                                 2001           2000

Current Assets
 Cash and cash equivalents                     $   451,907     $  804,508
 Short-term investments and marketable
   securities (Notes 3 and 10)                   2,595,516      2,536,344
 Accounts receivable, net of allowances of
    $1,237,795  and $1,379,424, respectively     7,947,449      6,329,755
 Inventories                                     4,961,750      5,735,427
 Prepaid expenses and sundry receivables           377,941        324,980
   Deferred income taxes                         1,514,778      1,529,522
 Prepaid income taxes and refunds due              591,288        777,691
 Deferred advertising                              862,885             -

   Total Current Assets                         19,303,514     18,038,227

Property and Equipment, net of accumulated
  depreciation and amortization                    584,597        675,790

Intangible Assets, net of accumulated
 amortization of $103,271 at February 28, 2001
   and $96,920 at November 30, 2000                635,059        641,410

Other Assets
 Marketable securities                           1,103,667        845,101
 Due from officers - Non-current                    20,962         21,485
 Deferred income taxes                              41,540         34,517
 Other                                              55,526         55,526

   Total Other Assets                            1,221,695        956,629

   Total Assets                                $21,744,865    $20,312,056

See Notes Consolidated to Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS


               LIABILITIES AND SHAREHOLDERS' EQUITY


                                             February 28,    November 30,
                                                2001             2000

Current Liabilities
 Notes payable - Current portion              $      -      $  1,500,000
 Accounts payable and accrued liabilities       6,918,301      4,288,852

   Total Current Liabilities                    6,918,301      5,788,852

Subordinated Debentures (due August 1, 2005)      511,656        556,656

Shareholders' Equity
 Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 6,042,823 and
   6,042,823 shares, respectively                  60,428         60,428
 Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
   1,020,930 and 1,020,930 shares,
     respectively                                  10,209         10,209
 Additional paid-in capital                     3,836,296      3,836,296
 Retained earnings                             10,637,538     10,300,693
 Accumulated other comprehensive income      (     25,329)   (    64,846)
                                               14,519,142     14,142,780
   Less: Treasury Stock (169,596 and 107,496
             shares at February 28, 2001 and
             November 30, 2000, respectively)     204,234        176,232

   Total Shareholders' Equity                  14,314,908     13,966,548

   Total Liabilities and Shareholders' Equity $21,744,865    $20,312,056





See Notes to Consolidated Financial Statements.



                                -2-
               CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                            (UNAUDITED)

                                          Three Months   Three Months
                                             Ended           Ended
                                          February 28,    February 29,
                                             2001            2000
Net sales of health and beauty products    $10,426,369    $8,581,108
Other income                                    81,556        62,201

                                            10,507,925     8,643,309

Costs and Expenses
  Costs of sales                             4,244,147     3,704,031
  Selling, general and administrative
    expenses                                 3,021,331     3,242,853
  Advertising, cooperative and promotions    2,442,312     1,816,301
  Research and development                      90,948       125,020
  Provision for doubtful accounts               90,518        67,127
  Interest expense                              40,306        22,477

                                             9,929,562     8,977,809

  Income (Loss) before Income Taxes            578,363   (   334,500)

Provision (Benefit) for Income Taxes           241,517   (   128,378)

  Net Income (Loss)                         $  336,846   ($  206,122)

Earnings per Share:
  Basic                                           $.05         ($.03)
  Diluted                                         $.05         ($.03)





See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                            (UNAUDITED)


                                          Three Months   Three Months
                                             Ended           Ended
                                          February 28,    February 29,
                                              2001           2000
Net Income (Loss)                            $336,846      ($206,122)

Other Comprehensive Income
  Unrealized holding gains (loss)
  on investments                               39,517      (  44,845)

Provision (Benefit) for Taxes                                 16,000               (    16,500)

Other Comprehensive Income - Net                              23,517               (    28,345)

Comprehensive Income (Loss)                  $360,363      ($234,467)


Earnings Per Share:
  Basic                                          $.05          ($.03)
  Diluted                                        $.05          ($.03)



See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS

                            (UNAUDITED)

                                             Three Months   Three Months
                                                Ended          Ended
                                             February 28,   February 29,
                                                2001           2000

Cash Flows from Operating Activities:
 Net income                                   $  336,846   ($   206,122)
 Adjustments to reconcile net income
   to net cash provided by (used in)
    operating activities:
     Depreciation and amortization               101,744         99,464
     (Gain) on sale of securities            (     2,048)  (        923)
 Decrease (increase) in deferred income
   taxes                                           7,721   (     35,784)
 (Increase) in accounts receivable           ( 1,617,694)  (  2,089,337)
 Decrease in inventory                           773,677         33,998
 (Increase) decrease in prepaid expenses     (    52,438)       415,058
 (Increase) in deferred advertising          (   862,885)  (  1,684,810)
 Increase in accounts payable                  2,629,449      3,036,767
 Decrease (increase) in prepaid income taxes     186,403   (     90,585)

   Net Cash Provided by (Used in)
     Operating Activities                      1,500,775   (    522,274)

Cash Flows from Investing Activities:
 Acquisition of property, plant and equipment              (      4,200)           (     195,861)
 Purchase of short-term investments          ( 1,693,657)  (    408,529)
 Proceeds from sale and maturity of
   investments                                 1,394,983        415,326

     Net Cash (Used in) Investing Activities (   302,874)  (    189,064)

Cash Flows from Financing Activities:
 Proceeds from borrowings                           -           200,000
 Repayment of debt                           ( 1,500,000)          -
 Purchase of treasury stock                  (    28,002)          -
 Repurchase of outstanding debenture         (    22,500)          -

   Net Cash (Used in) Provided by
     Financing Activities                    ( 1,550,502)       200,000

Net (Decrease) in Cash                       (   352,601)   (   511,338)

Cash and Cash Equivalents at Beginning
 of Period                                       804,508        807,360

Cash and Cash Equivalents at End
 of Period                                    $  451,907     $  296,022

Supplemental Disclosures of Cash Flow
 Information:
   Cash paid during the period for:
     Interest                                 $   46,552     $   16,663
     Income taxes                                 51,444            600


See Notes to Consolidated Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operat ing results for the three month period ended February 28, 2001 are not necessarily indicative of the results that may be expected for the year ended November 30, 2001. For further information, refer to the consoli-

 dated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2000.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

 CCA Industries, Inc. ("CCA") was incorporated in the State of Delaware on March 25, 1983.

 CCA manufactures and distributes health and beauty aid products.

 CCA has several wholly-owned subsidiaries (CCA Cosmetics, Inc., CCA Labs, Inc., Berdell, Inc., and Nutra Care Corporation), all of which are currently inactive.

 In March of 1998 CCA acquired 80% of the newly organized Fragrance Corporation of America, Ltd. which manufactures and distributes perfume
 products.   The Company ceased operations during fiscal 2000 and CCA
 Industries took over its assets and some of its products.

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

   Reclassifications

   Certain prior year amounts have been reclassified to conform to the 2001 presentation.


NOTE 4 - INVENTORIES

   The components of inventory consist of the following:

                                   February 28,        November 30,
                                       2001               2000
   Raw materials                    $3,057,189         $3,667,757
   Finished goods                    1,904,561          2,067,670
                                    $4,961,750         $5,735,427


   At February 28, 2001 and November 30, 2000, the Company had a reserve for obsolescence of $1,050,714, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

   The components of property and equipment consisted of the following:

                                               February 28,   November 30,
                                                   2001          2000

   Machinery and equipment                    $   323,233    $   323,233
   Furniture and equipment                        922,386        922,386
   Transportation equipment                        10,918         10,918
   Tools, dies, and masters                     1,977,030      1,972,830
   Leasehold improvements                         169,820        169,820
                                                3,403,387      3,399,187

   Less:  Accumulated depreciation
                   and amortization             2,818,790      2,723,397

   Property and Equipment - Net                $  584,597     $  675,790

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT (Continued)

   Depreciation and amortization expense for the three months ended February 28, 2001 and February 29, 2000 amounted to $95,393 and $96,214, respectively.

NOTE 6 - INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                                 February 28,   November 30,
                                                    2001           2000

   Patents and trademarks                         $738,330        $738,330

   Less:  Accumulated amortization                 103,271          96,920

   Intangible Assets - Net                        $635,059        $641,410


   Amortization expense for the three months ended February 28, 2001 and February 29, 2000 $6,351 and $3,250, respectively.

NOTE 7 - DEFERRED ADVERTISING

   In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $862,885 is accordingly reflected in the balance sheet for the interim period. This deferral is the result of the Company's $5,400,000 media budget for the year which contemplates lower spending in the 4th quarter than in the other three quarters; as well as the Company's Co-op advertising commitments which also anticipates a lower expenditure in the 4th quarter.

   The table below sets forth the calculation:
                                                    February      February
                                                      2001          2000
                                                  (In Millions) (In Millions)

 Media advertising budget for the fiscal year          $5.40       $5.00

 Pro-rata portion for three months                     $1.35       $1.25
 Media advertising spent                                2.21        2.68
 Accrual (deferral)                                   ($0.86)     ($1.43)

 Anticipated Co-op advertising commitments             $4.00       $2.35

 Pro-rata portion for three months                     $1.00      $  .59
   Co-op advertising spent                              0.89         .84
   Accrual (deferral)                                  $.011     ($  .25)


 NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

 The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:
                                     February 28,      November 30,
                                         2001             2000
                                    (In Thousands)    (In Thousands)
 a)  Media advertising                  $2,203            $  *
 b)  Coop advertising                      440               242
 c)  Accrued returns                       667               983
                                        $3,310            $1,225

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (Continued)

 All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

 * Under 5%

NOTE 9 - OTHER INCOME

 Other income consists of the following at February 28:

                                              2001            2000

 Interest income                            $69,996         $51,983
 Dividend income                              4,619           9,295
 Miscellaneous                                6,941             923
                                            $81,556         $62,201


NOTE 10 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

 Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the invest ments at February 28, 2001 and November 30, 2000 were as follows:

                                        February 28,         November 30,
                                            2001                2000

   Current:                           COST      MARKET      COST       MARKET

   Corporate obligations          $  536,000 $  540,535  $  536,000 $  534,590
   Government obligations
     (including mortgage
       backed securities)          2,043,557  2,054,981   1,998,756  2,001,754

       Total                       2,579,557  2,595,516   2,534,756  2,536,344


   Non-Current:

   Corporate obligations             592,900    589,308        -          -
   Government obli-
     gations                         150,510    150,255     150,510    146,723
   Preferred stock                   250,000    250,180     612,561    586,448
   Other equity
      investments                    151,547    113,924     148,465    111,930

       Total                       1,144,957  1,103,667     911,536    845,101

       Total                      $3,724,514 $3,699,183  $3,446,292 $3,381,445

                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

 The market value at February 28, 2001 was $3,699,183 as compared to $3,381,445 at November 30, 2000.
 The cost and market values of the investments at February 28, 2001 were as follows:


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
 Name of Issuer and            Maturity  Interest    Bonds and     Cost of   at Balance   Issue Carried in
 Title of Each Issue            Date       Rate        Notes     Each Issue  Sheet Date    Balance Sheet


CORPORATE OBLIGATIONS:
 GMAC Smartnotes               10/15/01   6.3500%      536,000  $   536,000   $ 540,535     $   540,535
 GMAC Smartnotes                1/15/03   5.5500       250,000      250,000     249,560         249,560
 GMAC Smartnotes                2/15/03   5.7500       140,000      140,000     140,200         140,200
 International Business
   Machines                     9/22/03   5.3700       100,000      102,040      99,862          99,862
 Colgate-Palmolive Co.          10/1/03   5.2700       100,000      100,860      99,686          99,686

                                                                  1,128,900   1,129,843       1,129,843

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
 Name of Issuer and             Maturity  Interest    Bonds and    Cost of     at Balance   Issue Carried in
 Title of Each Issue             Date       Rate         Notes     Each Issue   Sheet Date     Balance Sheet

GOVERNMENT OBLIGATIONS:
FHLBC JD-22                       6/22/01  5.6100%      250,000   $  250,272   $  250,548     $  250,548
FHLMC 1628-N                     12/15/23  6.5000        50,000       32,498       32,852         32,852
FNMA 93-224-D                    11/25/23  6.5000       104,000       91,182       89,704         89,704
FNMA 92-2-N                       1/25/24  6.5000        52,000       26,830       27,699         27,699
US Treasury Bill                   4/5/01  5.7006       250,000      247,077      248,793        248,793
US Treasury Bill                   5/3/01  4.7600       308,000      304,787      305,388        305,388
US Treasury Bill                   3/8/01  5.9600       300,000      295,539      299,670        299,670
US Treasury Bill                   4/5/01  6.0400       250,000      242,425      248,785        248,785
US Treasury Note                  5/15/01  5.6250       200,000      202,075      200,312        200,312
US Treasury Note                  5/31/01  5.2500       250,000      251,615      250,235        250,235
US Treasury Note                  9/30/01  5.6250       250,000      249,767      251,250        251,250

                                                                   2,194,067    2,205,236      2,205,236


                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                          MARKETABLE SECURITIES - OTHER INVESTMENTS

NOTE 10 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)


       COL. A                                             COL. B      COL. C          COL.D         COL.E
                                                                                                 Amount at Which
                                                                                                  Each Portfolio
                                                                                      Market    Of Equity Security
                                                                                     Value of    Issues and Each
                                                                                      Stock       Other Security
 Name of Issuer and             Maturity  Dividend      Number of      Cost of      at Balance   Issue Carried in
 Title of Each Issue              Date      Rate          Shares        Stock       Sheet Date     Balance Sheet

EQUITY:
Preferred Stock:

    Merrill Lynch Trust           9/30/08  7.2800%          6,000   $   150,000    $   150,180     $   150,180

Other Equity Investments:

    First Australia Prime
       Series I                     Auct.  5.4500         100,000       100,000        100,000         100,000

  Dreyfus Premier Limited
    Term High Income CL B                 Variable         12,519       151,547        113,924         113,924

                                                                        401,547        364,104         364,104

                                                                     $3,724,514     $3,699,183      $3,699,183


* Estimated

                       CCA INDUSTRIES, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

                           (UNAUDITED)


 For the three months ended February 28, 2001, the Company had revenues of $10,507,925 and net income of $336,846 after a provision for taxes of $241,517. For the three month period ended February 29, 2000, the Company had revenues of $8,643,309 and a net loss of ($206,122) after a provision for tax benefit of $128,378. Sales for the three month period increased approximately
$2 million due to the success of its core brands. Sales returns ran approximately 4% of gross sales. Sales returns were 6% for the prior year's period. Gross margins of 59.3% were up from 57%. This was primarily due to the product mix.

 Advertising, cooperative and promotional allowance expenditures were $2.4 million as compared to $1.8 million. Advertising expenditures were 23.4% of sales compared to 21.2%. Since both co-op advertising and promotions have a material effect on the Company's operations, the Company attempts to anticipate its advertising and promotional commitments as a percent of gross sales in order to control its effect on its net income. In accordance with APB Interim Financial Reporting, the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently, a deferral of $.9 million media expense is reflected in the balance sheet. The Company deferred $1.4 million in the prior year. This deferral is the result of the Company's $5.4 million media budget for the entire year which is predicated on substantially lower spending in the third and fourth quarters. Co-op expenditures are budgeted at $4 million for the year. Specifically, the Company spent $2.2 million for media advertising in the three months and $.9 million in co-op advertising. The difference is deferred or accrued over the subsequent nine month period and by the end of the year will be fully expensed.

 Selling, general and administrative expenses ("SG&A") decreased from $3.2 million to $3 million. This is partially due to the elimination of the FCA operations.

 Research and development expenses for the three months were $90,000 as compared to $125,000 in the prior year's period.

 Provision for doubtful accounts increased to $90,000 from $67,000 due to the substantial increase in accounts receivable.







                       CCA INDUSTRIES, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

                           (UNAUDITED)

 The Company's interest expense increased to $40,000 as compared to $22,000 due to the increase in the prime rate and the interest due on the subordinated debentures issued in August of 2000.

 The Company's sales were primarily to drugstore chains, food chains and mass merchandisers.

 The Company's financial position as at February 28, 2001 consists of current assets of $19,303,514 and current liabilities of $6,918,301, a ratio of 2.8 : 1 vs. 2.25 : 1 as at February 28, 2000. The Company's cash position decreased due to repayment of $1.5 million of debt and the significant increase in its accounts receivable primarily as a result of the sales in the latter month of the quarter. The Company's accounts payable increased due to the change in the increased expenditures for media during the latter part of the month.

 During the three months, the Company generated approximately $1.5 million in operations, used $300,000 to purchase investments from new borrowings, and approximately $1.5 million to reduce debt. These factors contributed to a net decrease in the Company's cash of about $350,000.

























                       CCA INDUSTRIES, INC.

                    PART II OTHER INFORMATION








 All information pertaining to Part II is omitted pursuant to the instructions pertaining to that part.

 The Company did not file any reports on Form 8-K during the three months ended February 28, 2001.




































PART II, ITEM 6. (Continued)                                  EXHIBIT 11


               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                COMPUTATION OF EARNINGS PER SHARE

                           (UNAUDITED)



                                                    Three Months   Three Months
                                                       Ended          Ended
                                                     February 28,  February 29,
                                                        2001          2000


Item 6.

Weighted average shares outstanding - Basic           6,909,666     7,246,085
Net effect of dilutive stock
  options--based on the
  treasury stock method
  using average market
  price                                                  79,310       *

Weighted average shares outstanding -
  Diluted                                             6,988,976     7,246,085

Net income                                           $  336,846    ($ 206,122)

Per share amount
  Basic                                                    $.05         ($.03)
  Diluted                                                  $.05         ($.03)



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



























