Form 10-Q
period 2001-05-31
CCA INDUSTRIES INC
filed 2001-07-12
CIK 721447

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 31, 2001

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

   Common Stock, $.01 Par Value - 5,841,827 shares as of May 31,
2001

   Class A Common Stock, $.01 Par Value - 1,020,930 shares as of
                           May 31, 2001

               CCA INDUSTRIES, INC. AND SUBSIDIARIES








                               INDEX

                                                                Page
                                                               Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    May 31, 2001 and November 30, 2000 . . . . . . . . . . . . . 1-2

  Consolidated Statements of Operations
    for the three months and six months ended
    May 31, 2001 and 2000  . . . . . . . . . . . . . . . . . . . . 3

  Consolidated Statements of Comprehensive Income
    for the three months and six months ended
    May 31, 2001 and 2000. . . . . . . . . . . . . . . . . . . . . 4

  Consolidated Statements of Cash Flows for
    the six months ended May 31, 2001
    and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

  Notes to Consolidated Financial Statements   . . . . . . . . .6-15

  Management's Discussion and Analysis of
    Results of Operations and Financial
    Condition  . . . . . . . . . . . . . . . . . . . . . . . . 16-17

PART II OTHER INFORMATION. . . . . . . . . . . . . . . . . . . 18-19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



                            A S S E T S
                                                  May 31,     November 30,
                                                  2001            2000


Current Assets
 Cash and cash equivalents                        $1,757,928  $   804,508
 Short-term investments and marketable
   securities (Notes 3 and 10)                     2,088,143    2,536,344
   Accounts receivable, net of allowances of
    $1,259,081 and $1,379,424,
    respectively                                   7,453,359    6,329,755
 Inventories                                       5,825,347    5,735,427
 Prepaid expenses and sundry receivables             465,468      324,980
 Deferred income taxes                             1,674,173    1,529,522
 Prepaid income taxes and refunds due                -            777,691
 Deferred advertising                              2,155,380         -

   Total Current Assets                           21,419,798   18,038,227

Property and Equipment, net of accumulated
  depreciation and amortization                      512,990      675,790

Intangible Assets, net of accumulated
 amortization of $107,531 at May 31, 2001
   and $96,920 at November 30, 2000                  640,782      641,410

Other Assets
 Marketable securities                             1,555,287      845,101
 Due from officers - Non-current                      21,840       21,485
 Deferred income taxes                                38,461       34,517
 Other                                                58,076       55,526

   Total Other Assets                              1,673,664      956,629

   Total Assets                                  $24,247,234  $20,312,056

See Notes Consolidated to Financial Statements.

                 CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS


               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                May 31,     November 30,
                                                 2001           2000



Current Liabilities
 Notes payable - Current portion                 $     -       $1,500,000
  Accounts payable and accrued
   liabilities                                    8,049,122     4,288,852
 Income tax payable                                 265,751          -

   Total Current Liabilities                      8,314,873     5,788,852

Subordinate Debentures (Due August 1,
 2005)                                              511,656       556,656

Shareholders' Equity
 Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 6,042,823 shares                      60,428        60,428
 Class A common stock, $.01 par;
   authorized 5,000,000 shares;
   issued and outstanding
   1,020,930                                         10,209        10,209
   Additional paid-in capital                     3,836,296     3,836,296
 Retained earnings                               11,775,318    10,300,693
 Accumulated other comprehensive
   income                                       (    30,011)  (    64,846)

                                                 15,652,240    14,142,780
   Less: Treasury Stock (200,996 and
     107,496 shares at May 31, 2001 and
     November 30, 2000, respectively)               231,535       176,232

   Total Shareholders' Equity                    15,420,705    13,966,548

   Total Liabilities and
     Shareholders' Equity                       $24,247,234   $20,312,056

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                            (UNAUDITED)

                           Three Months Ended        Six Months Ended
                                 May 31,                  May 31,
                             2001        2000        2001         2000

Revenues
  Sales of Health and
   Beauty Aid
   Products - Net         $13,118,998 $11,955,893  $23,545,367 $20,537,001
  Other income                 76,605      70,995      158,161     133,196

                           13,195,603  12,026,888   23,703,528  20,670,197

Costs and Expenses
  Costs of sales            4,372,263   4,191,876    8,616,410   7,895,907
  Selling, general and
    administrative
   expenses                 3,880,089   3,476,287    6,901,420   6,719,140
  Advertising, cooperative
    and promotions          2,832,541   2,850,053    5,274,853   4,666,354
  Research and
  development                 249,272     157,842      340,220     282,862
  Provision for doubtful
    accounts                   24,155      67,184      114,673     134,311
  Interest expense             10,895      46,031       51,201      68,508
                           11,369,215  10,789,273   21,298,777  19,767,082

    Income before
      Income Taxes          1,826,388   1,237,615    2,404,751     903,115

Provision for Income
  Taxes                       688,609     486,809      930,126     358,431

  Net Income               $1,137,779  $  750,806   $1,474,625  $  544,684

Earnings per Share
  Basic                          $.17        $.10         $.21        $.08
  Diluted                        $.16        $.10         $.20        $.07



See Notes to Consolidated Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                            (UNAUDITED)

                                Three Months Ended      Six Months Ended
                                      May 31,               May 31,
                                   2001      2000       2001       2000





Net Income                     $1,137,779  $750,806  $1,474,625   $544,684


Other Comprehensive Income
  Unrealized holding gains
  (loss) on invest
   ments                       (    4,682) (  6,459)     34,835  (  51,304)

Provision (Benefit) for
  Taxes                        (    2,527) (  2,996)     13,473  (  19,496)

Other Comprehensive
  Income (Loss) - Net          (    2,155) (  3,463)     21,362  (  31,808)

Comprehensive Income           $1,135,624  $747,343  $1,495,987   $512,876



Earnings Per Share:
  Basic                              $.17      $.10        $.22       $.08
  Diluted                            $.16      $.10        $.21       $.07



See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (UNAUDITED)
                                                  Six Months   Six Months
                                                     Ended       Ended
                                                    May 31,      May 31,
                                                     2001          2000
Cash Flows from Operating Activities:
  Net income                                       $1,474,625  $  544,684
  Adjustments to reconcile net income to net
   cash provided by (used in) operating
     activities:
   Depreciation and amortization                      202,615     199,575
   Loss (gain) on sale of marketable
     securities                                         1,642  (    4,956)
   (Increase) decrease in deferred income
     taxes                                          ( 148,595)     10,336
   (Increase) in accounts receivable -
     Net                                           (1,123,604) (2,787,513)
   (Increase) decrease in inventory                (   89,920)    610,589
   (Increase) decrease in prepaid
     expenses and miscellaneous
     receivables                                   (  140,488)    496,290
   (Increase) in deferred advertising              (2,155,380)( 2,679,971)
   Increase in income taxes payable                   265,751       -
   Increase in accounts payable and
      accrued liabilities                           3,760,271   3,251,781
   Decrease in prepaid income
     taxes and refunds due                            777,691     273,076
   (Increase) decrease in security
     deposits                                      (    2,550)        343

      Net Cash Provided by(Used in)
       Operating Activities                         2,822,058  (   85,766)

Cash Flows from Investing Activities:
  Acquisition of property, plant and
   equipment                                       (   16,431) (  252,304)
  Acquisition of intangible assets                 (   22,756) (      578)
  (Increase) decrease of money due from
   officers                                        (      355)     15,313
  Purchase of marketable securities                (3,189,974) (1,106,706)
  Proceeds from sale and maturity of
   investments                                      2,938,681   1,092,663

   Net Cash (Used in) Investing
     Activities                                    (  290,835) (  251,612)

Cash Flows from Financing Activities:
  Proceeds from borrowings                            -         1,400,000
  Payment on debt                                  (1,500,000) (1,400,000)
  Purchase of treasury stock                       (   55,303)       -
  Repurchase of outstanding debenture              (   22,500)       -

   Net Cash (Used in) Provided by
     Financing Activities                          (1,577,803)       -

Net Increase (Decrease) in Cash                       953,420  (  337,378)

Cash at Beginning of Period                           804,508     807,360

Cash at End of Period                              $1,757,928   $ 469,982

Supplemental Disclosures of Cash Flow
 Information:
   Cash paid during the period for:
     Interest                                      $   52,271   $  55,646
     Income taxes                                      51,806       4,467

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated finan cial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes re quired by generally accepted accounting principles for complete financial statements. In the opinion of manage ment, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended May 31, 2001 are not necessarily indicative of the results that may be expected for the year ended
 November 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2000.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

 CCA Industries, Inc. ("CCA") was incorporated in the State of Delaware on March 25, 1983.

 CCA manufactures and distributes health and beauty aid products.

 CCA has several wholly-owned subsidiaries (CCA Cosmetics, Inc., CCA Labs, Inc., Berdell, Inc., Nutra Care Corpora tion, and CCA Online Industries, Inc.), all of which are currently inactive.

 In March of 1998 CCA acquired 80% of the newly organized
 Fragrance Corporation of America, Ltd. which manufactures and distributes perfume products. In 1999, the Company adopted a formal plan to discontinue the operations of the subsidiary.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation:

 The consolidated financial statements include the ac counts of CCA and its wholly-owned subsidiaries (collec tively the "Company"). All significant inter-company ac-

 counts and transactions have been eliminated.

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

 Short-Term Investments and Marketable Securities:

 Short-term investments and marketable securities consist of corporate and government bonds and equity securities.
 The Company has classified its investments as Available-for-Sale securities. Accordingly, such investments are reported at fair market value, with the resultant unreal ized gains and losses reported as a separate component of shareholders' equity.

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

 Short-Term Investments and Marketable Securities:

 Short-term investments and marketable securities consist of corporate and government bonds and equity securities.
 The Company has classified its investments as Available-for-Sale securities. Accordingly, such investments are reported at fair market value, with the resultant unreal ized gains and losses reported as a separate component of shareholders' equity.

 Statements of Cash Flows Disclosure:

 For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of less than three months to be cash equivalents.

 Inventories:

 Inventories are stated at the lower of cost (first-in, first-out) or market.

 Product returns are recorded in inventory when they are received at the lower of their original cost or market, as appropriate. Obsolete inventory is written off and its value is removed from inventory at the time its obso lescence is determined.

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

   Income Taxes:

   Income tax expense includes federal and state taxes currently payable and deferred taxes arising from tempo rary differences between income for financial reporting and income tax purposes.

   Tax Credits:

   Tax credits, when present, are accounted for using the flow-through method as a reduction of income taxes in the years utilized.

   Earnings Per Common Share:

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in 1998. Basic earnings per share is calculated using the average number of shares of common stock outstanding during the year. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method" and convertible debentures using the "if-converted" method. Common stock equivalents consist of stock options. On March 30, 2001, the Company repriced all of the outstanding stock options to $.56.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Revenue Recognition:

 The Company recognizes sales at the time delivery occurs.
 Although no legal right of return exists between the customer and the Company, it is an industry-wide practice to accept returns from customers. The Company, there fore, records a reserve for returns equal to its gross profit on its historical percentage of returns on its last five months sales.

 Accounts Receivable:

 Accounts receivable with credit balances have been in cluded as a current liability in "Accounts payable and accrued liabilities" in the accompanying balance sheet.

 The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $363,000 and $323,000 as of May 31, 2001 and November
 30, 2000, respectively.

 Shipping and Handling Costs:

 The Company presents shipping and handling costs as part of Selling, general and administrative expense and not as part of Cost of sales. Freight costs were $1,271,719 and $1,086,807 for the six months ended May 31, 2001 and 2000, respectively.

 Comprehensive Income:

 The Company adopted SFAS #130, Comprehensive Income, which considers the Company's financial performance in that it includes all changes in equity during the period from transactions and events from non-owner sources.

 Reclassifications

 Certain prior year amounts have been reclassified to conform to the 2001 presentation.

NOTE 4 - INVENTORIES

   The components of inventory consist of the following:

                                      May 31,          November 30,
                                      2001                2000

   Raw materials                    $3,234,359         $3,667,757
   Finished goods                    2,590,988          2,067,670
                                    $5,825,347         $5,735,427


   At May 31, 2001 and November 30, 2000, the Company had a reserve for obsolescence of $1,559,190 and $1,050,714, respectively.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - PROPERTY AND EQUIPMENT

   The components of property and equipment consisted of the
   following:
                                                  May 31,      November 30,
                                                   2001           2000

   Machinery and equipment                    $   168,421      $   323,233
   Furniture and equipment                        695,803          922,386
   Transportation equipment                        10,918           10,918
   Tools, dies, and masters                       522,045        1,972,830
   Leasehold improvements                         118,857          169,820
                                                1,516,044        3,399,187
   Less:  Accumulated depreciation
            and amortization                    1,003,054        2,723,397

   Property and Equipment - Net               $   512,990      $   675,790

   Depreciation expense for the six months ended May 31, 2001 and 2000 amounted to $179,231 and $193,065, respec-
   tively.

   During the six months ended May 31, 2001, the Company disposed of approximately $1,900,000 of fully depreciated property and equipment.

NOTE 6 - INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                                  May 31,       November 30,
                                                   2001            2000

   Patents and trademarks                        $748,313        $738,300

      Less:  Accumulated amortization             107,531          96,920

   Intangible Assets - Net                       $640,782        $641,410

   Amortization expense for the six months ended May 31, 2001 and 2000 amounted to $23,384 and $6,510, respec-
   tively.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DEFERRED ADVERTISING

   In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs pro portionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $2,155,380 is accordingly reflected in the balance sheet for the interim period. This deferral is the result of the Company's $6,500,000 media budget for the year which contemplates lower spend ing in the 4th quarter than in the other three quarters; as well as the Company's Co-op advertising commitments which also anticipates a lower expenditure in the 4th quarter.

   The table below sets forth the calculation:

                                                      May          May
                                                     2001          2000
                                                (In Millions)  (In Millions)

 Media advertising budget for
 the fiscal year                                      $6.50        $6.00

 Pro-rata portion for six months                      $3.25        $3.00
 Media advertising spent                               4.63         5.29
 Accrual (deferral)                                  ($1.38)      ($2 29)

 Anticipated Co-op advertising
 commitments                                          $4.00        $2.70

 Pro-rata portion for six months                      $2.00        $1.35
   Co-op advertising spent                             2.78         1.74
   Accrual (deferral)                                ($0.78)     ($  .39)

 NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

 The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                            May 31,     November 30,
                                             2001           2000
                                        (In Thousands) (In Thousands)

  a)  Media advertising                      $2,022         $ -
  b)  Coop advertising                          750            242
  c)  Accrued returns                           492            983
  d)  Accrued bonuses                           486           -
                                             $3,750         $1,225

* under 5%
               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (Continued)

  All other liabilities were for trade payables or individ-ually did not exceed 5% of total current liabilities.

NOTE 9 - OTHER INCOME

  Other income consists of the following at May 31:

                                                   2001           2000
  Interest income                               $120,393        $106,331
  Dividend income                                  8,678          20,698
  Miscellaneous                                   29,090           6,167
                                                $158,161        $133,196

NOTE 10 -SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

  Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securi ties and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at May 31, 2001 and November 30, 2000 were as follows:

                                         May 31,           November 30,
                                          2001                 2000

  Current:                           COST     MARKET      COST     MARKET

  Corporate obligations           $ 536,000 $  540,883 $  536,000  $ 534,590
  Government obligations
    (including mortgage
      backed securities)          1,543,598  1,547,260  1,998,756  2,001,754

       Total                      2,079,598  2,088,143  2,534,756  2,536,344

  Non-Current:

  Corporate obligations             592,900    593,226    -          -
  Government obli-
    gations                         596,700    597,421    150,510    146,723
    Preferred stock                 250,000    251,920    612,561    586,448
  Other equity
    investments                     154,245    112,720    148,465    111,930

      Total                       1,593,845  1,555,287    911,536    845,101

      Total                      $3,673,443 $3,643,430 $3,446,292 $3,381,445

                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

 The market value at May 31, 2001 was $3,643,430 as compared to $3,381,445 at
 November 30, 2000.  The cost and market values of the investments at May 31, 2001 were as follows:
        COL. A                                       COL. B       COL. C     COL.D            COL.E
                                                                                         Amount at Which
                                                                                          Each Portfolio
                                                    Number of                 Market      Of Equity Security
                                                Units-Principal              Value of     Issues and Each
                                                    Amount of               Each Issue    Other Security
 Name of Issuer and            Maturity Interest    Bonds and    Cost of    at Balance   Issue Carried in
 Title of Each Issue            Date      Rate       Notes      Each Issue  Sheet Date     Balance Sheet


CORPORATE OBLIGATIONS:
  GMAC Smartnotes             10/15/01    5.950%     536,000    $  536,000 $  540,883       $  540,883
  GMAC Smartnotes              1/15/03    5.550%     250,000       250,000    251,215          251,215
  GMAC Smartnotes              2/15/03    5.750%     140,000       140,000    141,161          141,161
  International Business
    Machines                   9/22/03    5.370%     100,000       102,040    100,506          100,506
  Colgate-Palmolive            12/1/03    5.270%     100,000       100,860                     100,344                    100,344

                                                                 1,128,900  1,134,109        1,134,109


                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)


              COL. A                                  COL. B     COL. C       COL. D            COL. E
                                                                                             Amount at Which
                                                                                            Each Portfolio of
                                                     Number of                 Market        Equity Security
                                                 Units-Principal              Value of      Issues and Each
                                                    Amount of                Each Issue      Other Security
 Name of Issuer and            Maturity  Interest     Bonds and   Cost of     at Balance     Issue Carried in
 Title of Each Issue             Date      Rate        Notes     Each Issue   Sheet Date       Balance Sheet

GOVERNMENT OBLIGATIONS:
FHLMC 1628-N                   12/15/2023  6.500%     32,956   $  32,395    $   33,337          $   33,337
FNMA 93-224-D                  11/25/2023  6.500      90,494      90,950        91,540              91,540
FNMA 92-2-N                     1/25/2024  6.500      24,320      23,295        24,654              24,654
US Treasury Note                7/31/2001  6.625     200,000     204,378       201,064             201,064
US Treasury Note                9/30/2001  5.625     250,000     249,767       251,640             251,640
US Treasury Note               11/15/2003  4.250     200,000     199,891       199,062             199,062
US Treasury Note               11/15/2003  4.250     250,000     250,169       248,828             248,828
US Treasury Bill                 8/9/2001  3.550     300,000     297,312       297,972             297,972
US Treasury Bill                6/14/2001  4.520     300,000     296,631       299,544             299,544
US Treasury Bill               10/11/2001  3.815     250,000     245,238       246,805             246,805
FHLBC                           6/22/2001  5.610     250,000     250,272       250,235             250,235

                                                               2,140,298     2,144,681           2,144,681

                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

 COL. A                                               COL. B       COL. C       COL.D              COL.E
                                                                                              Amount at Which
                                                                                             Each Portfolio Of
                                                     Number of                  Market        Equity Security
                                                  Units-Principal              Value of        Issues and Each
                                                     Amount of                Each Issue       Other Security
 Name of Issuer and            Maturity  Interest    Bonds and    Cost of     at Balance      Issue Carried in
 Title of Each Issue            Date       Rate        Notes     Each Issue   Sheet Date       Balance Sheet

EQUITY:

Preferred Stock:
  Merrill Lynch Trust          9/30/08     7.28%         6,000  $  150,000   $  151,920          $  151,920

Other Equity Investments:

    First Australia Prime                                          100,000      100,000             100,000

  Dreyfus Premier Limited
    Term High Income CL B                   3.8*        12,824     154,245      112,720             112,720

                                                                   404,245      364,640             364,640

                                                                $3,673,443   $3,643,430          $3,643,430
* Estimated

                       CCA INDUSTRIES, INC.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

                           (UNAUDITED)

  For the three month period ended May 31, 2001, the Company had revenues of $13,195,603 and net income of $1,137,779 after a provision of taxes of $688,609. Sales returns were 7% of gross sales. Sales returns were 6.5% for the prior year's period. Gross margins of 66.7% were up from 64.9%. This was primarily due to the product mix and better cost control. Selling general and administrative (SG&A) increased from $3.5 million to $3.9 million. This is primarily due to a $350,000 reserve taken based on a proposed settlement on a trademark infringement case. Provision for doubtful accounts decreased from $67,000 to $24,000 due to a substantial increase in ac counts receivable during the prior year's period and a higher percentage of accounts receivable this year in the current category.

  For the three month period ending May 31, advertising, cooperative and promotional allowance expenditures were $2.8 million, substantially the same as for the three month period
ending May 31, 2000.   Advertising expenditures were 21.6% of
sales compared to 23.8%. Since both co-op advertising and promotional have a material effect on the Company's operation, the Company attempts to anticipate its advertising and promo-tional commitments as a percent of gross sales in order to control its effect on its net income in accordance with APB Interim Financial Reporting the company expenses its advertis-ing and related costs proportionately over the interim periods based on its total expected per its various advertising pro-grams. Consequently, a deferral of $2.16 million media expense for the six month period is reflected in the balance sheet.
The Company deferred $2.67 million in the prior year for the six month period. The deferral is the result of the Company's current $6.5 million media budget for the entire year, which is predicated on substantially lower spending in the third and fourth quarters. Co-op expenditures are budgeted at $4 million for the year. Specifically, the company spent $4.6 million for media advertising in the six months and $2.8 million in co-op advertising. The difference between the actual expense and the budgeted expense is deferred or accrued over the subsequent six month period and by the end of the year will be fully expensed.

  For the six month period ended May 31, 2001, the Company had revenue of $23,703,528 and a net income of $1,474,625 after a provision of income taxes of $930,126. In the prior year's period, the Company had revenues of $20,670,197 and net income of $544,684 after a provision for income taxes of $358,431. Revenue for the six month period ended May 31, 2001 was up approximately $3,033,331 from 2000. Gross profit margins for the six month period ending May 31, 2001 increased from 61.6% last year to 63.4%

  For the six month period ended May 31, 2001, advertising cooperative and promotional allowance expenditures was $5,274,853 as compared to $4,666,354 for the six month period ending May 31, 2000. Advertising expenditures were 22.4% of sales vs. 22.7% last year.

  For the six month period ending May 31, 2001, research and development expenses were $340,220 compared to $282,862 last year.

                      CCA INDUSTRIES, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

              OF OPERATIONS AND FINANCIAL CONDITION

                           (UNAUDITED)



  The Company's financial position as of May 31, 2001 con sists of current assets of $21,419,798 and current liabilities of $8,314,873. In addition, shareholders' equity increased from $13,966,548 at November 30, 2000 to $15,420,705 at May 31,
2001 primarily due to net income earned during the period.

  The Company generated $2.8 million in cash from operations due to the six month net income of $1.5 million coupled with the net effect of the increase in the Company's accounts re-ceivable and deferred expenses versus the increases in the Company's payables.

  The $2.8 million cash generated by operations, however, was used to retire all of the Company's short-term debt ($1.5 million) and invest in additional securities ($.3 million), leaving the Company with a net increase in its cash position of approximately $1 million.

PART II, ITEM 6. (Continued)                        EXHIBIT 11


               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 COMPUTATION OF EARNINGS PER SHARE

                            (UNAUDITED)





                                 Three Months Ended     Six Months Ended
                                       May 31,               May 31,


                                   2001       2000       2001       2000

Item 6.

Weighted average shares
 outstanding - Basic             6,877,058  7,167,242  6,893,183  7,167,242
Net effect of dilutive stock
 options--based on the
 treasury stock method
 using average market
 price                             399,909    337,075    316,814    356,188

Weighted average shares
 outstanding - Diluted           7,276,967  7,504,317  7,209,997  7,523,430


Net income                      $1,137,779  $ 750,806 $1,474,625 $  544,684

Per share amount
 Basic                                $.17       $.10       $.21       $.08
 Diluted                              $.16       $.10       $.20       $.07

                       CCA INDUSTRIES, INC.

                     PART II OTHER INFORMATION








 All information pertaining to Part II is omitted pursuant to the instructions pertaining to that part.

 The Company did not file any reports on Form 8-K during the six months ended May 31, 2001.

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