Form 10-Q
period 2001-08-31
CCA INDUSTRIES INC
filed 2001-10-11
CIK 721447

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 2001

Commission File Number 2-85538

                        CCA INDUSTRIES, INC.
      (Exact Name of Registrant as Specified in its Charter)


Delaware                                04-2795439
(State or other jurisdiction of         (I.R.S. Employer
Incorporation or organization)          Identification Number)


200 Murray Hill Parkway
East Rutherford, NJ                      07073
(Address of principal executive offices)(Zip Code)


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

       Common Stock, $.01 Par Value - 5,824,627 shares as of
                          August 31, 2001

   Class A Common Stock, $.01 Par Value - 1,020,930 shares as of
                          August 31, 2001

               CCA INDUSTRIES, INC. AND SUBSIDIARIES








                               INDEX

                                                                Page
                                                               Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    August 31, 2001 and November 30, 2000. . . . . . . . . . . . 1-2

  Consolidated Statements of Operations
    for the three months and nine months ended
    August 31, 2001 and 2000 . . . . . . . . . . . . . . . . . . . 3

  Consolidated Statements of Comprehensive Income
    for the three months and nine months ended
    August 31, 2001 and 2000 . . . . . . . . . . . . . . . . . . . 4

  Consolidated Statements of Cash Flows for
    the nine months ended August 31, 2001
    and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . 5-6

  Notes to Consolidated Financial Statements   . . . . . . . . .7-16

  Management's Discussion and Analysis of
    Results of Operations and Financial
    Condition  . . . . . . . . . . . . . . . . . . . . . . . . 17-18

PART II OTHER INFORMATION. . . . . . . . . . . . . . . . . . . 19-20

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .21

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



                            A S S E T S
                                                   August 31,  November 30,
                                                      2001         2000


Current Assets
 Cash and cash equivalents                         $ 2,756,097  $   804,508
 Short-term investments and marketable
   securities                                        1,036,978    2,536,344
   Accounts receivable, net of allowances of
    $2,411,122 and $1,379,424, respectively          5,575,826    6,329,755
 Inventories                                         5,637,942    5,735,427
 Prepaid expenses and sundry receivables               215,286      324,980
 Deferred income taxes                               1,526,688    1,529,522
 Prepaid income taxes and refunds due                   89,935      777,691
 Deferred advertising                                  734,110         -

   Total Current Assets                             17,572,862   18,038,227

Property and Equipment, net of accumulated
  depreciation and amortization                        446,149      675,790

Intangible Assets, net of accumulated
 amortization of $119,415 at August 31, 2001
    and $96,920 at November 30, 2000                   630,171      641,410

Other Assets
 Marketable securities                               2,802,177      845,101
 Due from officers - Non-current                        21,218       21,485
 Deferred income taxes                                  39,635       34,517
 Other                                                  56,747       55,526

   Total Other Assets                                2,919,777      956,629

   Total Assets                                    $21,568,959  $20,312,056


See Notes Consolidated to Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS



               LIABILITIES AND SHAREHOLDERS' EQUITY



                                                   August 31,    November 30,
                                                     2001             2000


Current Liabilities
 Notes payable                                     $     -      $ 1,500,000
  Accounts payable and accrued
   liabilities                                      5,269,798     4,288,852
 Income taxes payable                                  76,096          -

   Total Current Liabilities                        5,345,894     5,788,852

Subordinated Debentures (due August 1,
   2005)                                              510,656       556,656

Shareholders' Equity
 Common stock, $.01 par; authorized
   15,000,000 shares; issued 6,042,823
     shares, respectively                              60,428        60,428
 Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
   1,020,930 shares, respectively                      10,209        10,209
 Additional paid-in capital                         3,836,296     3,836,296
 Retained earnings                                 12,079,444    10,300,693
 Unrealized gains (losses) on marketable
   securities                                    (     26,763) (     64,846)
                                                   15,959,614    14,142,780

   Less: Treasury Stock (218,196 and 107,496
           shares at August 31, 2001 and
           November 30, 2000, respectively)           247,205       176,232

   Total Shareholders' Equity                      15,712,409    13,966,548

   Total Liabilities and Shareholders'
     Equity                                       $21,568,959   $20,312,056


See Notes to Consolidated Financial Statements.

                 CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                              (UNAUDITED)
                          Three Months Ended          Nine Months Ended
                               August 31,                 August 31,
                            2001        2000           2001         2000

Revenues
  Sales of Health and
   Beauty Aid
   Products - Net       $10,518,794  $9,905,804    $34,064,161   $30,411,579
  Other income               89,322      86,208        247,483       219,032
                         10,608,116   9,992,012     34,311,644    30,630,611


Costs and Expenses
  Costs of sales          3,368,589   3,493,222     11,984,999    11,381,811
  Selling, general and
    administrative
   expenses               3,515,497   3,595,388     10,416,917    10,309,788
  Advertising, cooperative
   and promotions         2,974,468   2,478,780      8,249,321     7,165,084
  Research and
   development              238,498     105,879        578,718       388,741
  Provision for doubtful
    accounts            (    25,982)     10,272         88,691       144,583
  Interest expense           11,715      45,992         62,916        97,447

                         10,082,785   9,729,533     31,381,562    29,487,454

  Income before Provision
    for Income Taxes        525,331     262,479      2,930,082     1,143,157

Provision for Income
  Taxes                     221,206     123,710      1,151,331       432,141

  Income From Continuing
    Operations              304,125     138,769      1,778,751       711,016

Income (Loss) From
  Discontinued
  Operations                   -     (   79,735)          -      (   107,298)

  Net Income             $  304,125   $  59,034    $ 1,778,751    $  603,718

                      Basic Diluted Basic Diluted  Basic Diluted  Basic Diluted
Earnings per
 Share
  Continuing
    Operations           $.04  $.04   $.02   $.02   $.26  $.24    $.10   $.09
  Discontinued
    Operations           $ -   $ -   ($.01) ($.01)  $ -   $ -    ($.01) ($.01)

  Net Income
   (Loss)                $.04  $.04   $.01   $.01   $.26  $.24    $.08   $.08

See Notes to Consolidated Financial Statements.

                  CCA INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                               (UNAUDITED)

                               Three Months Ended      Nine Months Ended
                                    August 31,             August 31,
                                2001         2000       2001         2000


Net Income                   $   304,125  $   59,034  $1,778,751   $603,718


Other Comprehensive Income
 Unrealized holding gains
 (loss) on investments             3,248      26,674      38,083   ( 24,630)

Provision (Benefit) for Taxes      1,367      10,185      14,963   (  9,311)

Other Comprehensive Income
 (Loss) - Net                      1,881      16,489      23,120   ( 15,319)


Comprehensive Income         $   306,006  $   75,523  $1,801,871   $588,399



Earnings Per Share:
 Basic                              $.04        $.01        $.26       $.08
 Diluted                            $.04        $.01        $.24       $.08























See Notes to Consolidated Financial Statements.

                  CCA INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (UNAUDITED)

                                               Nine Months    Nine Months
                                                  Ended          Ended
                                                August 31,     August 31,
                                                   2001           2000
Cash Flows from Operating Activities:
  Net income                                    $1,778,751   $   603,718
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                   289,201       286,175
   (Gain) loss on sale of marketable securities      5,792   (     4,956)
   (Increase) in deferred income
     taxes                                     (     2,284)  (   151,748)
   Decrease (increase) in accounts
     receivable - Net                              753,929   ( 1,040,284)
   Decrease in inventory                            97,485       902,795
   Decrease in prepaid expenses
      and miscellaneous receivables                109,694       385,913
   (Increase) in deferred advertising          (   734,110)  ( 1,286,557)
   Increase (decrease) in accounts payable
      and accrued liabilities                      980,946   ( 1,536,934)
   Increase in taxes payable                        76,096       -
   (Increase) decrease in security deposits    (     1,221)          343
   Decrease in prepaid income
      taxes and refunds due                        687,756       506,447

        Net Cash Provided by (Used in)
        Operating Activities                     4,042,035   ( 1,335,088)

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment  (   24,292)  (   264,400)
  Acquisition of intangible assets              (   24,029)  (    63,886)
  Proceeds of money due from officers                  267        25,061
  Purchase of marketable securities             (4,458,073)  ( 1,379,933)
  Proceeds from sale and maturity of
   investments                                   4,009,654     1,092,795

   Net Cash (Used in) Investing Activities      (  496,473)  (   590,363)

Cash Flows from Financing Activities:
  Proceeds from borrowings                         -           3,900,000
  Payment on debt                               (1,500,000)  ( 2,700,000)
  Purchase of treasury stock                    (   70,973)         -
  Repurchase of outstanding debentures          (   23,000)         -

   Net Cash (Used in) Provided by
      Financing Activities                      (1,593,973)    1,200,000

Net Increase (Decrease) in Cash                  1,951,589   (   725,451)

Cash at Beginning of Period                        804,508       807,360

Cash at End of Period                           $2,756,097    $   81,909


See Notes to Consolidated Financial Statements.

                  CCA INDUSTRIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                               (UNAUDITED)

                                               Nine Months    Nine Months
                                                  Ended          Ended
                                                August 31,     August 31,
                                                   2001          2000
Supplemental Disclosures of Cash Flow
 Information:
   Cash paid during the period for:
      Interest                                 $   68,865   $    88,968
        Income taxes                              495,667        97,442

Supplemental Schedule of Noncash Investing
 and Financing Activities:
   The Company repurchased common stock in
   exchange for the issuance of subordinated
   debentures:
      Common stock repurchased                 $  -         $   556,656
      Subordinated debentures                     -         (   556,656)

                                               $  -         $       -




















See Notes to Consolidated Financial Statements.

                   CCA INDUSTRIES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (UNAUDITED)

NOTE 1 -     BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recur ring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended August 31, 2001 are not necessarily indicative of the results that may be expected for the year ended November 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2000.

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

NOTE 3 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation:

 The consolidated financial statements include the accounts of CCA and its wholly-owned subsidiaries (collectively the "Company"). All signif icant inter-company accounts and transactions have been eliminated.

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

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (UNAUDITED)

NOTE 3 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Property and Equipment and Depreciation and Amortization

 Property and equipment are stated at cost. The Company charges to expense repairs and maintenance items, while major improvements and betterments are capitalized. When the Company sells or otherwise disposes of property and equipment items, the cost and related accumu lated depreciation are removed from the respective accounts and any gain or loss is included in earnings.

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

   Income Taxes:

   Income tax expense includes federal and state taxes cur rently payable and deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

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

 Revenue Recognition:

 The Company recognizes sales at the time delivery occurs. Although no legal right of return exists between the customer and the Company, it is an industry-wide practice to accept returns from customers. The Com pany, therefore, records a reserve for returns equal to its gross profit on its historical percentage of returns on its last five months sales.

 Accounts Receivable:

 Accounts receivable with credit balances have been included as a current liability in "Accounts payable and accrued liabilities" in the accompa nying balance sheet.

 The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $329,000 and $323,000 as of August 31, 2001 and November 30, 2000, respectively.

 Shipping and Handling Costs:

 The Company presents shipping and handling costs as part of Selling, general and administrative expense and not as part of Cost of sales. Freight costs were $1,873,027 and $1,560,549 for the nine months ended August 31, 2001 and 2000, respectively.

 Comprehensive Income:

 The Company adopted SFAS #130, Comprehensive Income, which considers the Company's financial performance in that it includes all changes in equity during the period from transactions and events from non-owner sources.

 Reclassifications:

 Certain prior year amounts have been reclassified to conform to the 2001 presentation.

                 CCA INDUSTRIES, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -     INVENTORIES

   The components of inventory consist of the following:

                                     August 31,        November 30,
                                        2001              2000

   Raw materials                    $3,436,718         $3,667,757
   Finished goods                    2,201,224          2,067,670
                                    $5,637,942         $5,735,427

   At August 31, 2001 and November 30, 2000, the Company had a reserve for obsolescence of $1,334,188 and $1,050,714, respectively.

NOTE 5 -  PROPERTY AND EQUIPMENT

   The components of property and equipment consisted of the following:

                                     August 31,  November 30,
                                        2001        2000

   Machinery and equipment        $   168,421   $    323,233
   Furniture and equipment            697,388        922,386
   Transportation equipment            10,918         10,918
   Tools, dies, and masters           526,095      1,972,830
   Leasehold improvements             121,083        169,820
                                    1,523,905      3,399,187
   Less:  Accumulated depreciation
            and amortization
                                    1,077,756      2,723,397

   Property and Equipment - Net    $  446,149    $   675,790

   Depreciation expense for the nine months ended August 31, 2001 and 2000 amounted to $253,933 and $275,349, respec-
   tively.

NOTE 6 -  INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                       August 31,     November 30,
                                         2001             2000

   Patents and trademarks             $749,586         $738,330
   Less:  Accumulated amortization     119,415           96,920
   Intangible Assets - Net            $630,171         $641,410

   Amortization expense for the nine months ended August 31, 2001 and 2000 amounted to $35,268 and $10,826, respec-
   tively.

                 CCA INDUSTRIES, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -  DEFERRED ADVERTISING

   In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs propor tionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $734,110 is accordingly re-flected in the balance sheet for the interim period. This deferral is the result of the Company's $6,500,000 media budget for the year which contemplates lower spending in the 4th quarter than in the other three quarters; as well as the Company's Co-op advertising commitments which also anticipates a lower expenditure in the 4th quarter.

   The table below sets forth the calculation:

                                                   August        August
                                                    2001          2000
                                                (In Millions) (In Millions)

  Media advertising budget for the fiscal year      $6.50        $6.00

  Pro-rata portion for nine months                  $4.88        $4.50
  Media advertising spent                            5.44         5.50
  Accrual (deferral)                               ($.056)      ($1.00)

  Anticipated Co-op advertising commitments         $4.00        $3.10

  Pro-rata portion for nine months                  $3.00        $2.33
  Co-op advertising spent                            3.17         2.62
  Accrual (deferral)                               ($0.17)     ($  .29)

 NOTE 8 -    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                      August 31,     November 30,
                                         2001           2000
                                   (In Thousands)   (In Thousands)

  a)         Media advertising        $    608         $  -
  b)         Coop advertising              622            242
  c)         Accrued returns               493            983
  d)         Accrued bonuses               329            -
                                      $  2,052         $1,225
  * under 5%

  All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

                 CCA INDUSTRIES, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -     OTHER INCOME

  Other income consists of the following at August 31:

                                              2001            2000

  Interest income                          $196,143        $154,509
  Dividend income                            12,644          35,284
  Miscellaneous                              38,696          29,239
                                           $247,483        $219,032

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

                                    August 31,                November 30,
                                       2001                      2000

   Current:                       COST       MARKET         COST     MARKET

   Corporate obligations     $   536,000  $   537,613  $   536,000  $   534,590
   Government obligations
     (including mortgage
       backed securities)        495,005      499,365    1,998,756    2,001,754

       Total                   1,031,005    1,036,978    2,534,756    2,536,344

   Non-Current:

   Corporate obligations       1,591,900    1,599,325         -            -
   Government obli-
     gations                     835,870      838,167      150,510      146,723
     Preferred stock             250,000      253,360      612,561      586,448
   Other equity
     investments                 157,142      111,325      148,465      111,930

       Total                   2,834,912    2,802,177      911,536      845,101

       Total                  $3,865,917   $3,839,155   $3,446,292   $3,381,445

                              CCA INDUSTRIES, INC. AND SUBSIDIARIES

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

 The market value at August  31, 2001 was $3,839,155 as compared to $3,381,445 at November 30,
 2000.  The cost and market values of the investments at August 31, 2001 were as follows:
   COL. A                                                       COL. B      COL. C       COL.D             COL.E
                                                                                                      Amount at Which
                                                                                                      Each Portfolio
                                                              Number of                   Market    Of Equity Security
                                                           Units-Principal              Value of      Issues and Each
                                                               Amount of               Each Issue      Other Security
 Name of Issuer and            Maturity     Interest           Bonds and    Cost of    at Balance     Issue Carried in
 Title of Each Issue            Date          Rate               Notes     Each Issue  Sheet Date      Balance Sheet


CORPORATE OBLIGATIONS:
  GMAC Smartnotes             10/15/01         6.350%           536,000    $ 536,000    $ 537,613      $   537,613
  GMAC Smartnotes              1/15/03         5.550            250,000      250,000      254,565          254,565
  GMAC Smartnotes              2/15/03         5.750            140,000      140,000      142,940          142,940
  GMAC Smartnotes              6/15/03         4.750            300,000      300,000      302,040          302,040
  GMAC Smartnotes              7/15/03         4.650            200,000      200,000      200,878          200,878
  GMAC Smartnotes              8/15/03         4.250            499,000      499,000      494,649          494,649
  International Business
    Machines                   9/22/03         5.370            100,000      102,040      102,149          102,149
  Colgate-Palmolive            12/1/03         5.270            100,000      100,860      102,104          102,104

                                                                           2,127,900    2,136,938        2,136,938








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
 Name of Issuer and            Maturity     Interest           Bonds and    Cost of    at Balance     Issue Carried in
 Title of Each Issue            Date          Rate               Notes     Each Issue  Sheet Date      Balance Sheet




GOVERNMENT OBLIGATIONS:
FHLMC 1628-N                   12/15/2023    6.500%              29,661   $   29,099  $    30,310     $    30,310
FNMA 93-224-D                  11/25/2023    6.500               75,275       75,732       76,616          76,616
FNMA 92-2-N                     1/25/2024    6.500               15,804       14,779       15,937          15,937
FHLB                            9/15/2003    5.125              255,000      266,200      260,381         260,381
U.S. TREASURY NOTE             11/15/2003    4.250              200,000      199,891      202,188         202,188
U.S. TREASURY NOTE             11/15/2003    4.250              250,000      250,169      252,735         252,735
U.S. TREASURY BILL             10/11/2001    3.815              250,000      245,238      249,053         249,053
U.S. TREASURY NOTE              9/30/2001    5.625              250,000      249,767      250,312         250,312

                                                                           1,330,875    1,337,532       1,337,532




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
 Title of Each Issue            Date         Rate               Notes     Each Issue  Sheet Date      Balance Sheet


EQUITY:
Preferred Stock:

    Merrill Lynch Trust        9/30/08        7.28%             6,000     $ 150,000  $   153,360       $   153,360

Other Equity Investments:

    Aberdeen Asia Pacific
        Income Fund                                                         100,000      100,000           100,000

    Dreyfus Premier Limited
        Term High Income CL B                  3.8*             12,824      157,142      111,325           111,325

                                                                            407,142      364,685           364,685

                                                                         $3,865,917   $3,839,155        $3,839,155

* Estimated

                         CCA INDUSTRIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION

                             (UNAUDITED)



  For the three month period ended August 31, 2001, the Company had revenues of $10,608,116 and net income of $304,125 after a provision of taxes of $221,206. Sales returns were 8.5% of gross sales.
Sales returns were 6.5% for the prior year's period. Gross margins of 68% were up from 64.7%. This was primarily due to the product mix and better cost control. Selling general and administrative (SG&A) expenses decreased from $3.6 million to $3.5 million.

  For the three month period ending August 31, advertising, cooper-ative and promotional allowance expenditures were $3.0 million, up from $2.5 million for the three month period ending August 31, 2000.
 Advertising expenditures were 28.3% of sales compared to 25%.
Since both co-op advertising and promotional have a material effect on the Company's operation, the Company attempts to anticipate its advertising and promotional commitments as a percent of gross sales in order to control its effect on its net income in accordance with APB Interim Financial Reporting the company expenses its advertising and related costs proportionately over the interim periods based on its total expected per its various advertising programs. Conse-quently, a deferral of $.73 million advertising expense for the nine month period is reflected in the balance sheet. The Company de-ferred $1.29 million in the prior year for the nine month period. The deferral is the result of the Company's current $6.5 million media budget for the entire year, which is predicated on substan-tially lower spending in the third and fourth quarters. Co-op expenditures are budgeted at $4 million for the year. Specifically, the Company spent $5.4 million for media advertising in the nine months and $3.2 million in co-op advertising. The difference be-tween the actual expense and the budgeted expense is deferred or accrued over the subsequent six month period and by the end of the year will be fully expensed.

  For the nine month period ended August 31, 2001, the Company had revenue of $34,311,644 and a net income of $1,778,751 after a provi-sion of income taxes of $1,151,331. In the prior year's period, the Company had revenues of $30,630,611 and net income of $603,718 after
a provision for income taxes of $432,141.   Revenue for the nine
month period ended August 31, 2001 was up approximately $3.7 million from 2000. Gross profit margins for the nine month period ending August 31, 2001 increased from 62.5% last year to 64.8%

  For the nine month period ended August 31, 2001, advertising, cooperative and promotional allowance expenditures were $8,249,321 as compared to $7,165,084 for the nine month period ending August 31, 2000. Advertising expenditures were 24.2% of sales vs. 23.6% last year.

  For the nine month period ending August 31, 2001, research and development expenses were $578,718 compared to $388,741 last year.

                        CCA INDUSTRIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

                OF OPERATIONS AND FINANCIAL CONDITION

                             (UNAUDITED)



  The Company's financial position as of August 31, 2001 consists of current assets of $17,572,862 and current liabilities of $5,345,894. In addition, shareholders' equity increased from $13,966,548 at November 30, 2000 to $15,712,409 at August 31, 2001
primarily due to net income earned during the period.

  The Company generated $4.0 million in cash from operations due to the nine month net income of $1.8 million coupled with the net effect of the decease in the Company's accounts receivable and deferred expenses versus the increases in the Company's payables.

  The $4.0 million cash generated by operations, however, was used to retire all of the Company's short-term debt ($1.5 million) and invest in additional securities ($.4 million), leaving the Company with a net increase in its cash position of approximately $2 million.

                                                                   EXHIBIT 11


                  CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   COMPUTATION OF EARNINGS PER SHARE

                              (UNAUDITED)





                                 Three Months Ended    Nine Months Ended
                                     August 31,             August 31,

                                    2001     2000       2001     2000

Item 6.

Weighted average shares
 outstanding - Basic             6,847,006 7,182,301  6,877,678 7,218,251
Net effect of dilutive stock
 options--based on the
 treasury stock method
 using average market
 price                             601,497   338,615    509,425   376,836

Weighted average shares
 outstanding - Diluted           7,448,503 7,520,916  7,387,103 7,595,087

Net income                       $ 304,125 $  59,034 $1,778,751 $ 603,718

Per share amount
 Basic                                $.04      $.01      $.26       $.08
 Diluted                              $.04      $.01      $.24       $.08

                          CCA INDUSTRIES, INC.

                       PART II OTHER INFORMATION








 All information pertaining to Part II is omitted pursuant to the instructions pertaining to that part.

 The Company did not file any reports on Form 8-K during the nine months ended August 31, 2001.

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