Form 10-K
period 2001-11-30
CCA INDUSTRIES INC
filed 2002-02-25
CIK 721447

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K


        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Fiscal Year Ended                    Commission File Number
November 30, 2001                            2-85538-B


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to filed such reports), and (2) has been subject to such filing requirement for the
past 90 days.  Yes  X .  No    .
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.  [   ].


The aggregate market value of the voting stock held by non-affiliates of the Registrant (i.e., by persons other than officers and directors of the Registrant), at the average sales price ($1.63), on February 12, 2002, was as follows:


Class of Voting Stock                                  Market Value
5,202,697 shares; Common
Stock, $.01 par value                                  8,480,396



     On February 12, 2002 there were an aggregate of 7,045,557 shares of Common Stock and Class A Common Stock of the Registrant outstanding.

     CROSS REFERENCE SHEET

                                   Headings in this Form
Form 10-K                          10-K for Year Ended
Item No.                           November 30, 2001

1. Business                        Business

2. Properties                      Property

3. Legal Proceedings               Legal Proceedings

4. Submission of Matters           Submission of Matters to a
   to a Vote of Security           Vote of Security Holders
   Holders

5. Market for Registrant's         Market for the Company's
   Common Equity And               Common Stock and Related
   Related Stockholder             Shareholder Matters
   Matters

6. Selected Financial Data         Selected Financial Data

7. Management's Discussion         Management's Discussion and
   And Analysis of Financial       Analysis of Financial
   Condition and Results           Condition and Results
   of Operations                   of Operations

7A.Quantitative and Qualitative    Quantitative and Qualitative
   Disclosures about Market Risk   Disclosures about Market Risk

8. Financial Statements            Financial Statements
   and Supplementary Data          and Supplementary Data

9. Changes In and Dis-             Changes In and Dis-
   agreements With                 agreements With
   Accountants On Accounting       Accountants on Accounting
   And Financial Disclosure        and Financial Disclosure

10.Directors and                   Directors and Executive
   Executive Officers              Officers
   Of the Registrant

                                   Headings in this Form
Form 10-K                          10-K for Year Ended
Item No.                           November 30, 2001



11.  Executive Compensation        Executive Compensation

12.  Security Ownership            Security Ownership
     Of Certain Beneficial         Of Certain Beneficial
     Owners and Management         Owners and Management

13.  Certain Relationships         Certain Relationships
     and Related Transactions      And Related Transactions

14.  Exhibits, Financial           Exhibits, Financial
     Statement Schedules,          Statement Schedules,
     and Reports on Form           And Reports on Form
     8-K                           8-K

                           TABLE OF CONTENTS
Item
                                                                Page

PART I

     1. Business...............................................   1
     2. Property...............................................   6
     3. Legal Proceedings......................................   6
     4. Submission of Matters to a Vote of Security Holders....   7

PART II

     5. Market for the Company's Common Stock  and Related
          Shareholder Matters.................................    8
     6. Selected Financial Data................................  10
     7. Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................  11
     7A. Quantitative And Qualitative Disclosure About Market
          Risk.............................................      14
     8. Financial Statements and Supplementary Data..........    14
     9. Changes In and Disagreements with Accountants On
          Accounting and Financial Disclosure...............     15

PART III

     10. Directors and Executive Officers......................  16
     11. Executive Compensation...............................   18
     12. Security Ownership of Certain Beneficial
          Owners and Management.   25
     13. Certain Relationships and Related Transactions........  26

PART IV

     14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K.................................   27

                                  PART I


Item 1. BUSINESS

     (a) General

     CCA INDUSTRIES, INC. (hereinafter, "CCA" or the "Company") was incorporated in Delaware in 1983.

     The Company operates in one industry segment, in what may be generally described as the health-and-beauty aids business, selling numerous products, in several health-and-beauty aids categories. All Company products are manufactured by contract manufacturers, pursuant to the Company's specifications and formulations.

     The Company owns registered trademarks, or exclusive licenses to use registered trademarks, that identify its products by brand-name. Under most of the brand names, the Company markets several different but categorically-related products. The brand and trademark names include "Plus+White" (oral health-care products), "Sudden Change" (skin-care products), "Bikini Zone" (after-shave analgesic products for women), "Wash n Curl", "Wash n Straight" and "Pro Perm" (hair-care products), "Mega 14" Balanced Fiber and "Mega T" Green Tea (dietary products), "Nutra Nail" and "Nutra Nail 60" (nail treatments), "Hair Off" (depilatories), "IPR" (foot-care products), "Solar Sense" and "Kid Sense" (sun-care products), "Mood Magic" (lipsticks), "Cloud Dance" and "Cherry Vanilla" (perfumes).

     All Company products are marketed and sold to major drug and food chains, mass merchandisers, and wholesale beauty-aids distributors throughout the United States and Canada. In addition, certain of the Company's products are sold to distributors throughout the world.

     The Company recognizes sales at the time its products are shipped to customers. However, while sales are not formally subject to any contract contingency, the acceptance of returns is an industry-wide practice. The Company thus estimates `unit returns' based upon a review of the market's recent-historical acceptance of subject products as well as current market-expectations, and equates its reserves for estimated returns in the sum of the gross profits, in the five preceding months, realized upon an equivalent number of subject-product sales. (See Item 14, Financial Statements, Note 2). Of course, there can be no precise going-forward assurance in respect of return rates and gross margins, and in the event of a significant increase in the rate of returns, the circumstance could have a materially adverse affect upon the Company's operations.

     In or about November 2000, the Company contacted its accounts and instructed them to return its "Permathene" and "Mega 16" products, which contain phenylpropanolamine ("PPA"), as a result of a general FDA health-warning concerning PPA (a key ingredient in numerous cold-remedies and appetite suppressants, which had been `on the market' for some 50 years).

The Company's revenues from sales of those now discontinued products, in fiscal 2000, were approximately $2,500,000 (approximately 6.5% of sales). While there can be no assurance of success, the Company expects to `replace' PPA - product revenue through promotion and sale of "Mega 14" Balanced Fiber, an all natural-fiber diet product, and "Mega T" Green Tea.

     In October 2000, the Company paid $450,000 to purchase, from Shiara Holdings, Inc., the following trademarks: "Cherry Vanilla", "Cloud Dance", "Sunset Cafe'', "Vision", "Mandarin Vanilla" and "Amber Musk." (Those trademarks had been licensed by the Company since 1998; and, until their purchase, the Company had been committed to paying 5% royalties, and $150,000 per annum minimum royalties, for mark-associated product sales.)

     The Company's total net-sales in fiscal 2001 were approximately $41,365,000, generating approximately $26,487,000 in gross profits. Foreign sales accounted for approximately 2.85% of sales. The Company experienced a net profit of $2,014,369 for the current fiscal year. Its net worth is $15,924,639. (See the Financial Statements and Notes.)

     Including the principal members of management (see Directors and Executive Officers), the Company, at November 30, 2001, had 134 sales, administrative, creative, accounting, receiving, and warehouse personnel in its employ.

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

     (c) Marketing and Advertising

     The Company markets its products to major drug, food and mass-merchandise retail chains, and leading wholesalers, through an in-house sales force of employees and independent sales representatives throughout the United States.

     The Company sells its products to approximately 450 accounts, most of which have numerous outlets. Approximately 40,000 stores carry at least one Company product.

     During the fiscal year ended November 30, 2001, the Company's largest customers were WalMart (approximately 28% of net sales), Walgreen (approximately 12%), CVS, Rite Aid, K-Mart, and Eckerd (approximately 7%, 7%, 6%, and 4%, respectively). The loss of any of these principal customers, or substantial reduction of sales revenues realized from their business, could materially and negatively affect the Company's earnings.

     On January 22, 2002, K-Mart filed for bankruptcy under Chapter 11. Sales to K-Mart for the year ended November 30, 2001 were approximately $2.5 million. Accounts receivable from K-Mart at November 30, 2001 were approximately $502,000. A reserve of approximately $300,000 was set up against the receivable, anticipating a possible Chapter 11 filing by K-
Mart.   From December 1, 2001 through January 22, 2002, we collected
$173,000 of the $502,000 balance and invoiced $95,000. As at January 30, 2002, there was $424,000 outstanding against which we maintained a reserve of approximately $300,000 (70 %). Currently, we have no indication what percentage of the payables owed by K-Mart will be paid to its suppliers.

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

     (d) "Wholly-Owned" Products

     The majority of the Company's sales revenues are from sales of the Company's "wholly-owned" product lines (i.e., products sold under trademark names owned by the Company, and not subject to any other party's interest or license), including "Plus+White", "Sudden Change", "Bikini Zone", "Wash-n-Curl", "Wash n Straight", "Mood Magic", "Mega T", and (since the perfume-product trademark purchase from Shiara Holdings in October 2000), "Cloud Dance" and "Cherry Vanilla."

     "Plus + White", "Sudden Change" and "Bikini Zone", the three best performers among wholly-owned products, accounted for approximately 40 %, 19 % and 10%, respectively, of the Company's net-sales revenues during fiscal 2001.

     Net sales of perfume products were approximately $1,900,000 in fiscal
2001.

     (e) License-Agreements Products

          i. Alleghany Pharmacal

     In 1986, the Company entered into a license agreement with Alleghany Pharmacal Corporation (the "Alleghany Pharmacal License"). Under the terms of the Alleghany Pharmacal License, the Company was granted, and yet retains, the exclusive right to manufacture and market certain products, and to use their associated trademarks, including "Nutra Nail," "Nutra Nail 60," "Pro Perm," "Hair Off," "Permathene" and "IPR".

     The Alleghany Pharmacal License requires the Company (a) to pay royalties of 6% per annum on net sales of "Pro-Perm" hair-care products, the PPA-based and now discontinued dietary-product "Permathene", "IPR" foot-care products, "Nutra-Nail" nail-enamel products, and "Hair-Off" depilatories; and (b) to pay 1% royalties on net sales of a "Hair-Off" mitten that is a depilatory-product accessory, and "Nutra Nail 60", a fast-acting nail enamel.

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

     The Alleghany Pharmacal License agreement provides that if, and when, in the aggregate, $9,000,000 in royalties has been paid thereunder, the royalty-rate for those products now 'charged' at 6% will be reduced to 1%. Through November 30, 2001, the Company had paid or accrued
Alleghany-Pharmacal License royalties in the sum of $8,047,405.

     The products subject of the Alleghany-Pharmacal License accounted for approximately $11,300,000 or 27% of total sales in the fiscal year ended November 30, 2001. "Nutra Nail" and the "Hair-Off" depilatory were the leaders among all of the Company's license-agreement products, producing approximately 19% and 8%, respectively, of net sales.

          ii. Solar Sense, Inc.

     CCA commenced the marketing of its sun-care products line following a

May 1998 License Agreement with Solar Sense, Inc. (the "Solar Sense License"), pursuant to which it acquired the exclusive right to use the trademark names "Solar Sense" and "Kids Sense" (and several other names that it has not been marketed), and the exclusive right to market mark-associated products. The Solar Sense License requires the Company to pay a 5% royalty on net sales of said licensed products until $1 million total royalties are paid and 1%, thereafter; and minimum per-annum royalties of $30,000. CCA realized approximately $1,163,970 in net sales of sun-care products, and paid Solar Sense the royalty of $58,199.

          iii. The Nail Consultants Ltd.

     In October of 1999, the Company entered into a License Agreement with The Nail Consultants, Ltd. for the use of an activator invented in connection with a method for applying a protective covering to fingernails. The Company's License Agreement with The Nail Consultants, Ltd. is for the exclusive use of the method and its composition in a new product kit packaged and marketed by CCA under its own name, "Nutra Nail Power Gel". The Company will pay a royalty of 5% of net sales of all products sold under the license, by the Company. The first month of product sales was September 2001. The delay in shipping since October 1999 was due to product packaging concerns.

          iv. Alpha Hydroxy

     The Company settled a patent infringement claim for the use of Alpha Hydroxy in its Sudden Change exfoliation products for $323,927. The Company paid half in September 2001 and will pay the balance in February 2002. The total expense was expensed in the fiscal year ended November 30, 2001. The Company entered into a license agreement for the future use of Alpha Hydroxy in its beauty aid products. The Company will pay a royalty of 5% of net sales of all products subject to the license.

          v. Other Licenses

     The Company is not party to any other license agreement that is material to its operations.

     (f) Trademarks

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

     (g) Competition

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


Item 2. PROPERTY

     The principal executive offices of the Company are located at 200 Murray Hill Parkway, East Rutherford, New Jersey. There, under a net lease, the Company occupies approximately 62,500 square feet of space. Approximately 45,000 square feet in such premises is used for warehousing and 17,500 for offices. The annual rental is $267,684. The lease expires on March 31, 2005 with a renewal option for an additional five years..

     The Company leases 51,000 square feet of warehouse space in Paterson, New Jersey. The Company paid $13,260 per month pursuant to a lease which expired May 31, 2001, and extended the lease at $14,805 per month for such space, through May 31, 2002.


Item 3. LEGAL PROCEEDINGS

     The Company is engaged in one potentially-material litigation, pending in the United States District Court for the District of New Jersey. The plaintiff claims to be due approximately $450,000 in total, but paid CCA only (approximately) $170,000 for subject (Plus+White) product purchases. Its essential claim is that the products `liquefied,' and were thus defective. The Company contends that the purchaser (which purchased for delivery to a third party) made no product complaint until one and one-half years after delivery, and that the third-party made additional Plus+White purchases after the purchaser complained); that these circumstances should prevent plaintiff's `proof' of claim; that the Company has other bases of meritorious defense; and that, in any event, the Company believes the amount claimed by plaintiff as damages due is greatly in excess of any damages it could prove even if its essential claims were substantively provable.

     The Company was sued by a former employee in the Superior Court of New Jersey, Bergen County for her termination pursuant to the New Jersey Conscientious Employee Protect Act. The employee alleged that her employment was terminated because she made a complaint to OSHA. The Company denies the allegations. The Company's position is that her termination was based solely on an undeniably justified business decision. The case is pending. Upon advise of counsel, the Company believes it has a meritorious defense.

     The Company settled a patent infringement claim for the use of Alpha Hydroxy in its Sudden Change exfoliation products for $323,927. The Company paid half in September 2001 and will pay the balance in February 2002. The total expense was expensed in the fiscal year ended November 30, 2001. The Company entered into a license agreement for the future use of Alpha Hydroxy in its beauty aid products.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 11, 2001, the Company held its annual meeting of shareholders. The actions taken, and the voting results thereupon, were as follows:

     (1) David Edell, Ira W. Berman, Jack Polak, and Stanley Kreitman were elected as directors by the holders of Class A Common Stock. (No proxy was solicited therefor, whereas Messrs. Berman, Polak and David Edell own more than 98% of the Class A Common Stock, and they proposed themselves and Mr. Kreitman.)

     (2) As proposed by Management, Drew Edell, Dunnan Edell and Rami Abada were elected as directors by the holders of the Common Stock. (Sidney Dworkin died in October 2000.)

     (3) The Board's appointment of Sheft Kahn & Company LLP as the Company's independent certified public accountants for the 2001 fiscal year was approved.

     The Company has not submitted any matter to a vote of security holders since the 2001 Annual Meeting.

PART II


Item 5. MARKET FOR THE COMPANY'S COMMON STOCK
            AND RELATED SHAREHOLDER MATTERS

     In June 2000, the Company filed a Schedule TO (and an Amendment No.1 thereto) with the Securities And Exchange Commission ("S.E.C."); and, contemporaneously thereafter, presented the tender offer subject of the Schedule to its shareholders. Pursuant thereto, the Company offered to purchase up to 2,500,000 shares of its own Common Stock (but not Class A Common Stock), in exchange for a $2 subordinated debenture, maturing August 1, 2005, with 6% interest, payable semi-annually. In response, 278,328 shares were tendered and accepted for payment. The tender offer closed, as provided in the Schedule TO and the Offer documents presented to all Common Stock shareholders, on July 31, 2000. (A second and final amendment to the Schedule TO, reporting the results of the tender offer, was filed with the S.E.C. on August 1, 2000.)

     The Company's Common Stock is traded on the NASDAQ National Market. Because, for some time (a) the Common Stock had traded at less than $1.00 per share, and (b) the total market value of shares available for public trading had been below $5,000,000, NASDAQ notified the Company that its stock was de-listed. The stock is currently trading on the National Market Bulletin Board. The range of high and low sales prices of the Common Stock during each quarter of its 2001 and 2000 fiscal years was as follows:

              Quarter Ended        2001                  2000

              February 29        .93 - .37            1.75-1.12
              May 31            1.09 - .62            1.50-0.87
              August 31         1.90 - .85            1.28-1.00
              November 30       1.56 - .82            1.06-0.59

     The high and low prices for the Company's Common Stock, on February 12, 2002 were $1.64 and $1.62 per share.

     The Company's only `sales' of unregistered securities were represented by its issuance, in consequence of the above described tender offer and Schedule TO, of the $2, 5-year promissory notes, 6% interest, subject of the offer's $2 subordinated debenture. (Those securities are unregistered pursuant to an exemption from registration requirements. In any event, and in addition to the form denominated by the S.E.C. as "Schedule TO", with the Schedule TO information, the following documents subject of the tender offer were filed with the S.E.C., prior to commencement of the offering: A Trust Indenture, a form of the eventually-issued Promissory Notes, and the Offering Document that was thereafter transmitted to Common Stock shareholders.)

     As at November 30, 2001, there were approximately 220 holders of shares of the Company's equity stock. (There are a substantial number of shares held of record in various street and depository trust accounts, which represent approximately 1,000 additional shareholders.)

     The Company has never paid any dividend, and does not expect to pay any dividend in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA
                                                         Year Ended November 30,
                               2001            2000         1999         1998           1997
Statement of Income
  Sales                    $41,364,648    $36,990,170   $37,898,563    $41,083,974  $37,708,922
  Other income                 338,883        186,284       285,469        318,296      293,953

                            41,703,531     37,176,454    38,184,032     41,402,270   38,002,875
Costs and Expenses
 (excluding special charge) 38,522,778     36,658,875    37,370,017     38,570,096   34,730,052
Income Before Special Charge
  and Provision for
  Income Taxes               3,180,753        517,579       814,015      2,832,174    3,272,823

Special Charge                    -        (1,500,000)         -              -            -

Net Income (Loss) from       3,180,753     (  654,510)      512,504      1,667,973    2,031,494
 Continuing Operations

(Loss) Income from
  Discontinued Operations         -               -     (   803,603)          -            -

Net Income (Loss)            2,014,369     (  654,510)  (   291,099)     1,667,973    2,031,494

Earnings (Loss) Per Share:
  Basic                     $      .29     ($     .09)  ($      .04)    $      .23   $      .28
  Diluted                   $      .27     ($     .09)  ($      .04)    $      .21   $      .25

Weighted Average Number
  of Shares Outstanding      6,893,232      7,153,013     7,174,203      7,243,956    7,205,904

Weighted Average Number
 of Shares and Common Stock
 Equivalents Outstanding     7,526,157      7,153,013     7,660,796      8,075,169    8,108,482

Balance Sheet Data:
                                           As At November 30,

                               2001            2000         1999           1998          1997
Working Capital           $10,236,977     $12,361,305   $12,291,890    $12,067,263  $11,331,810

Total Assets               20,598,917      20,312,056    21,494,987     24,010,136   19,224,291

Total Liabilities           4,674,278       6,345,508     6,328,905      8,410,687    5,139,769

Total stockholders equity  15,924,639      13,966,548    15,166,082     15,599,449   14,084,522

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On March 3, 1986, the Company entered into a License Agreement with Alleghany Pharmacal Corporation under the terms of which the Company was granted the exclusive right to use the licensed products & trademarks for the manufacture and distribution of the products subject to the License Agreement. Under the terms of the Alleghany Pharmacal License (see "Business-License Agreements"), the royalty-rate for those Alleghany Pharmacal License products now 'charged' at 6% will be reduced to 1% after the sum of $9,000,000 in royalties has been paid thereunder. (Certain products, subject of the license, are, even now, 'charged' at only 1%. See "Business-License Agreements")

     As at November 30, 2001, the Company had paid or accrued $8,047,405 in royalty payments.

Comparison of Results for Fiscal Years 2001 and 2000

     The Company's revenues increased from $37,176,454 in fiscal 2000 to $41,703,531 in the current fiscal year. Gross profit margins were 64% this year as compared to 61.3% last year. Net income was $2,014,369 as compared to a loss of $654,510. Operations on an ongoing basis were similar to last year. Last year the Company incurred a loss of $1,500,000 as a result of the FDA's position with regard to the use of phenylpropanolamine as an appetite suppressant. The Company's Mega 16 diet products contained this ingredient (See "Comparison of 2000 and 1999").

     For the current fiscal year, advertising, cooperative and promotional allowance expenditures were $8,776,470 as compared to $8,837,665. Advertising expenditures were 21.2% of sales vs. 23.9% last year. SG&A expenses increased 10% to $13,812,890 from $12,557,064 in 2000, but actually decreased slightly as a percentage of current sales. The increase was due mainly to SG&A expenses which vary in relation to additional sales volume (i.e. payroll, freight-out, royalties, etc.). Research and development expenses were increased from $555,462 last year to $687,731 this year. This was due to the additional costs of formulating its "Mega T" brand product as well as a larger budget for their research department. Bad debt expense increased from $249,279 to $299,254 due to the large reserve set up for the K-Mart receivable; but offset by the reduction in its typical reserve due to the overall decrease in the amount of total receivables. Interest expense decreased from $159,477 to $69,012 due to the reduction in the Company's borrowing.

     On January 22, 2002, one of our customers, K-Mart, filed for bankruptcy under Chapter 11. Sales to K-Mart for the year ended November 30, 2001 were approximately $2.5 million. Accounts receivable from K-Mart at November 30, 2001 were approximately $502,000. A reserve of approximately $300,000 was set up against the receivable, anticipating a
possible Chapter 11 filing by K-Mart.   From December 1, 2001 through
January 22, 2002, we collected $173,000 of the $502,000 balance and invoiced $95,000. As at January 30, 2002, there was $424,000 outstanding against which we maintained a reserve of approximately $300,000 (70%).

Currently, we have no indication what percentage of the payables owed by K-Mart will be paid to its suppliers.

Comparison of Results for Fiscal Years 2000 and 1999

     The Company's revenues decreased from $38,184,032 in fiscal 1999 to $37,176,454 in fiscal 2000, primarily due to the discontinuance of most of its FCA subsidiary's product line.

     Gross profit margins were 61.3%. as compared to 60.2% in the prior year. Operations were similar to prior years with the following exceptions.

     The Federal Drug Administration issued a press release advising that a PPA (phenylpropanolamine) ingredient could be harmful although it has been sold in the market for 51 years in a variety of well known products for decongestion and appetite suppression (Robitussin, Dimetapp, Dexatrim, Alka Seltzer decongestant, etc.). The Company's Mega 16 diet products contained this ingredient.

     The Company recorded deductions for an aggregate of approximately $1,500,000 in the fourth quarter for the costs associated with the PPA receivables, future returns, and inventory destruction. The Company advised its accounts that it would accept returns. The FDA was asked to review its decision by the Non-Prescription Drug Manufacturers Association. Revenues were reduced by approximately $1,250,000 due to actual and estimated returns with a corresponding reduction in receivables. Year-end inventory was reduced by approximately $250,000 consisting of PPA finished goods and componentry still on hand at November 30, 2000.

     In addition, the Company decided to increase its reserves against receivables due to the pressure by our retail customers who had been seeking more and more unauthorized deductions. Although we contested most of these deductions, we thought it might require, with certain of our important accounts, settling some of our disputes in order to keep our relationship with them. We, therefore, decided to increase our accrual for allowances by $400,000.

     The result of the items referred to above was an aggregate charge of $1,900,000 against the Company's earnings from continuing operations, and resulted in a net loss of $654,510 for fiscal 2000. In the prior year, the Company took a charge of $803,603 from discontinued operations that resulted in a loss of $291,099.

     SG&A expenses decreased from $13,322,081, in fiscal 1999, to $12,557,064 in fiscal 2000, primarily due to the discontinuance of its FCA subsidiary. Advertising costs increased from approximately 21.4% of net sales, to approximately 23.9% of net sales, primarily due to the increase in the Company's Coop advertising and additional promotional allowances of $400,000 accrued for deductions claimed by key customers. Research and development expenses were substantially similar to the prior year ($555,462 vs. $581,340). Bad debt expense ($249,279 vs. $115,569) would also have been similar to the prior year if not for one large write-off of $90,000 from a foreign account.

Liquidity and Capital Resources

     As at November 30, 2001, the Company had working capital of $10,236,977 as compared to $12,361,305 at November 30, 2000. The decrease was due to a reallocation of the Company's investments into longer term fixed income instruments. Of course all of the investments can be liquidated at any time. The ratio of total current assets to current liabilities was 3.5 to 1 as compared to a ratio of 3.1 to 1 for the prior year. Stockholders' equity increased to $15,924,639 from $13,966,548 primarily due to the profit from operations.

     The Company's cash position and triple A investments at year-end increased to $2,555,938 from $804,508 as at November 30, 2000.

     Inventories ($4,783,530 vs. $5,735,427) were down $ 951,897 and accounts receivable ($4,464,991 vs. $6,329,755) decreased $ 1,864,764.
Current liabilities ($4,163,622 vs. $5,788,852) decreased by $1,625,230.

     As of November 30, 2001, the Company was not utilizing any of the funds available under its $7,000,000 credit line. The Company has issued a security agreement in connection with any bank financing.

Inventory, Seasonality, Inflation and General Economic Factors

     The Company attempts to keep its inventory for every product at levels that will enable shipment against orders within a three-week period. However, certain components must be inventoried well in advance of actual
orders because of time-to-acquire circumstances.   For the most part,
purchases are based upon projected quarterly requirements, which are projected based upon sales indications received by the sales and marketing departments, and general business factors. All of the Company's contract-manufacture products and components are purchased from non-affiliated entities. Warehousing is provided at Company facilities, and all products are shipped from the Company's warehouse facilities.

     None of the Company's products are particularly seasonal, but sales of its sun-care, depilatory and diet-aid products usually peak during the Spring and Summer seasons, and perfume sales usually peak in Fall and Winter. The Company does not have a product that can be identified as a `Christmas item.'

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



Item 7A. QUANTITATIVE AND QUALITATIVE
         DISCLOSURE ABOUT MARKET RISK

     The Company's financial statements (See Item 14) record the Company's investments under the "mark to market" method (i.e., at date-of-statement market value). The investments are, categorically listed, in "Government Obligations" and "Corporate Obligations" (which, primarily, are intended to be held to maturity) and "Equity". $100,000 of the Company's $5.335 million portfolio of investments (approximate, as at Nov. 30, 2001) is invested in the "Equity" category, and all investments in that category are Preferred Stock holdings. Whereas the Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, it does not believe that its investment-market risk is material.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The Financial Statements are listed under Item 14 in this Form 10-K. The following financial data is a summary of the quarterly results of operations (unaudited) during and for the years ended November 30, 2001 and 2000:
                                       Three Months Ended
Fiscal 2001                Feb. 28       May 31      Aug. 31     Nov. 30

Net Sales             $10,068,419    $12,826,521   $10,090,486  $8,379,222
Total Revenue          10,149,975     12,903,126    10,179,808   8,470,622
Cost of Products Sold   4,244,147      4,372,263     3,368,589   2,892,422
Net Income                336,846      1,137,779       304,125     235,619

                       Basic Diluted Basic Diluted Basic Diluted Basic Diluted
Earnings Per Share
 Continuing Operations .05    .05     .17   .16     .04    .04    .03   .03
  Discontinued Operations-      -       -     -       -      -      -     -
  Net                  .05    .05     .17   .16     .04    .04    .03   .03

                                      Three Months Ended
Fiscal 2000               Feb. 28       May 31         Aug. 31     Nov. 30

Net Sales              $8,434,836   $11,641,239     $9,620,165    $7,293,930
Total Revenue           8,497,037    11,711,862      9,709,373     7,261,182
Cost of Products Sold   3,704,031     4,191,877      3,499,660     2,904,360
Net Income (Loss)     (   206,122)      750,806         59,034   ( 1,258,228)

                      Basic Diluted Basic Diluted Basic Diluted Basic Diluted Earnings Per Share:
  Continuing Operations(.03) (.03)   .10   .10      .02   .02    (.18)  (.18)
  Discontinued Operations -   -       -     -       -     -        -      -
  Net                  (.03) (.03)   .10   .10      .02   .02    (.18)  (.18)


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

     David Edell, age 70, is a director, and the Company's President and Chief Executive Officer. Prior to his association with the Company he was a marketing and financial consultant; and, by 1983, he had extensive experience in the health and beauty aids field as an executive director and/or officer of Hazel Bishop, Lanolin Plus and Vitamin Corporation of America.

     Ira W. Berman, age 70, is the Company's Executive Vice President and Corporate Secretary. He is also Chairman of the Board of Directors. Mr. Berman is an attorney who has been engaged in the practice of law since 1955. He received a Bachelor of Arts Degree (1953) and Bachelor of Laws

Degree (1955) from Cornell University, and is a member of the American Bar Association.

     Dunnan Edell is the 46 year-old son of David Edell. He has been a director since 1994. A Senior Vice President-Sales, he joined the Company in 1984 and was appointed Divisional Vice-President in 1986. He was employed by Alleghany Pharmacal Corporation from 1982 to 1984, and by Hazel Bishop from 1977 to 1981.

     Drew Edell, the 44 year-old son of David Edell, is a graduate of Pratt Institute, where he received a Bachelor's degree in Industrial Design. He joined the Company in 1983, and in 1985 he was appointed Vice
President-Product Development and Production.

     John Bingman, age 50, received a Bachelor of Science degree from Farleigh Dickenson University in 1973. He is a certified public accountant who practiced with the New Jersey accounting firm of Zarrow, Zarrow & Klein from 1976 to 1986.

     Jack Polak, age 89, has been a private investment consultant since April 1982, and holds a tax consultant certification in The Netherlands.
He was a director and member of the Audit and Compensation Committee of K.T.I. Industries, Inc., from February 1995 until 1999, when K.T.I., a waste-to-energy business, was `taken over' by Casella Industries. Since March 2000, he has been a director of Oakhurst Industries, a public company that owns an automotive accessories distributor, a waste-to-energy tire facility, and a road construction company.

     Stanley Kreitman, age 70, has been Vice Chairman of the Board of Manhattan Associates, an equity - investment firm, since 1994. He is also a director of Medallion Financial Corp., an SBIC. Mr. Kreitman has been Chairman of the Board of Trustees of the New York Institute of Technology since 1989, and of Crime-Stoppers Nassau County (NY), since 1994. Since February 1999 and June 1999, respectively, he has been a member of the Board of Directors of K.S.W. Corp. and P.M.C.C. Mortgage Corp. He is also a director and/or executive committee member of the following organizations: The New York City Board of Corrections, The New York City Police Foundation, St. Barnabas Hospital, The New York College of Osteopathic Medicine, and the Police Athletic League. From 1975 until 1993, he was President of United States Banknote Corporation, a securities printer.

     Rami G. Abada, age 42 is the President and Chief Operating Officer of the publicly-owned Jennifer Convertibles, Inc. He has been its Chief Operating Officer since April of 1994. From 1982 to 1994, he was a Vice President of Operations in the Jennifer Convertibles organization. Mr. Abada, who is Ira Berman's son-in-law, earned a B.B.A. in 1981 upon his graduation from Bernard Baruch College of The City University of New York.

Item 11. EXECUTIVE COMPENSATION

     i. Summary Compensation Table

     The following table summarizes compensation earned in the 2001, 2000 and 1999 fiscal years by all of the executive officers whose fiscal 2001 compensation exceeded $100,000, including the Chief Executive Officer (the "Named Officers").

                            Annual Compensation      Long-Term Compensation

                                                                Number
                                                      All      of Shares
                                                      Other     Covered     Other
Name and                                              Annual    by Stock   Long-Term
Principal                                            Compen-    Options     Compen-
Position         Year       Salary       Bonus       sation(1) Granted(2)   sation

David Edell,     2001      $514,399     $247,806     $35,985       -           0
President        2000       425,372      132,221      12,552       -           0
and Chief        1999       401,468      111,546      17,088       -           0
Executive
Officer

Ira. W. Berman,  2001      $514,399(3)  $247,806     $24,117       -           0
Secretary        2000       425,372(3)   132,221      11,775       -           0
and Executive    1999       401,468(3)   111,546      16,666       -           0
Vice President

Dunnan Edell,    2001      $232,595     $  4,231     $ 2,914       -           0
Executive        2000       218,076        4,194       2,723       -           0
Vice President   1999       200,000       15,000       7,614       -           0
- Sales

Drew Edell       2001      $187,596     $  3,365     $   816       -           0
Vice President   2000       175,000        3,365         577       -           0
Manufacturing    1999       150,000       12,000       1,468       -           0

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

(3) Includes $99,396 paid to Ira W. Berman & Associates, P.C.


     ii.  Fiscal 2001 Option Grants and Option Exercises,
          Year-End Option Valuation, Option Repricing

     No new options were issued to any of the Named Officers in fiscal
2001.

     The next table identifies 2001 fiscal-year option exercises by Named Officers, and reports a valuation of their options.

                    Fiscal 2001 Aggregated Option Exercises
                    and November 30, 2001 Option Values


           Number of                 Number of Shares
            Shares                    Covered by Un-    Value of Unexercised
           Acquired      Value       exercised Options  In-the-Money Options
          On Exercise   Realized   at November 30, 2001 at November 30,2001 (1)

David Edell   200,000    $100,000          257,500           $218,875
Ira W. Berman 200,000    $100,000          302,000           $256,700
Dunnan Edell     -           -              75,000           $ 63,750
Drew Edell       -           -              75,000           $ 63,750

---------------------

  (1) Represents the difference between market price and the respective exercise prices of options at November 30, 2001.

                             Repriced Options

The following table identifies the stock options held by the Named Officers and all other officers and directors, the exercise prices of which have been reduced during the past 10 years.



                                   Original
                       Number       Grant      Original    Date           New
                     of Shares       Date        Price     Repriced      Price

David Edell (1)       100,000    Aug. 1, 1997    $2.50   May 24, 2001     .50
Ira W. Berman (1)     100,000    Aug. 1, 1997     2.50   May 24, 2001     .50
Dunnan Edell (1)       50,000    Aug. 1, 1997     2.50   May 24, 2001     .50
Stanley Kreitman (1)   25,000    Aug. 1, 1997     2.50   May 24, 2001     .50
Jack Polak (1)         25,000    Aug. 1, 1997     2.50   May 24, 2001     .50
Rami Abada (1)         25,000    Aug. 1, 1997     2.50   May 24, 2001     .50
Dunnan Edell (1)(2)    25,000    Jun. 10, 1995    4.50   May 24, 2001     .50
Drew Edell (1)(2)      25,000    Jun. 10, 1995    4.50   May 24, 2001     .50
-------------------

(1) On November 3, 1998, the full Board of Directors authorized the repricing in consequence of a declining market valuation, inconsistent with the Company's realizable value. The market price of the Common Stock at the date of repricing was $1.00; and, at that date, the original option terms (10 years from August 1, 1997) had approximately 8 years and 10 months to run. When the options were originally issued, on August 1, 1997, the market price of the Company's Common Stock was $2.50. On May 24, 2001, the company repriced the options again when the market price was $.50.

(2) On June 10, 2000, the full Board of Directors authorized the repricing in consequence of a declining market valuation, inconsistent with the Company's realizable value. The market price of common stock at the date of repricing was $1.10; and at that date the original terms (5 years from June 10, 1995) were extended for an additional 5 years. When the options were originally issued on June 10, 1995, the market price of the Company's common stock was $3. On May 24, 2001, the Company repriced the options again when the market price was $.50, and changed the expiration date to August 1, 2007.

     iii. Compensation of Directors

     Each director was paid $2,000 per meeting for attendance of board meetings in fiscal 2001 (without additional compensation for committee meetings). No options were granted to any director.

     The full Board of Directors met three times in fiscal 2001.

       iv.  Executive Compensation Principles;
            Audit and Compensation Committee

     The Company's Executive Compensation Program is based on guiding principles designed to align executive compensation with Company values and objectives, business strategy, management initiatives, and financial performance. In applying these principles the Audit and Compensation Committee of the Board of Directors, comprised of Ira W. Berman, Stanley Kreitman, Jack Polak and Rami Abada, which met three times in fiscal 2001, has established a program to:

   . Reward executives for long-term strategic management and the enhancement of shareholder value.

   . Integrate compensation programs with both the Company's annual and long-term strategic planning.

   . Support a performance-oriented environment that rewards performance not only with respect to Company goals but also Company performance as compared to industry performance levels.


     v. Employment Contracts/Compensation Program

     The total compensation program consists of both cash and equity based compensation. The Audit and Compensation Committee (the "Committee") determines the level of salary and bonuses, if any, for key executive officers other than Messrs. David Edell and Ira Berman (whose compensation rights are provided by contract). The Committee determines the salary or salary range based upon competitive norms. Actual salary changes are based upon performance, and bonuses were awarded by the Committee in consideration of the Company's performance during the 2001 fiscal year.

     On March 17, 1994, the Board of Directors approved 10-year employment contracts for David Edell and Ira Berman (with Mr. Edell and Mr. Berman abstaining). Pursuant thereto, each is entitled to a base salary of $300,000, with a CPI or 6% increment each year ("base salary"), and an additional sum measured as 2.5% of the Company's pre-tax income, less depreciation and amortization, plus 20% of the base salary.

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

     As at November 30, 2001, 784,500 stock options, yet exercisable, to purchase 784,500 shares of the Company's Common Stock, were outstanding.

     vii. Performance Graph

     Set forth below is a line graph comparing cumulative total shareholder return on the Company's Common Stock, with the cumulative total return of companies in the NASDAQ Stock Market (U.S.) and the cumulative total return of Dow Jones's Cosmetics/Personal Care Index.

                                       GRAPH





                                   Cumulative Total Return*

                            12/96   12/97    12/98    12/99   12/00  12/01

CCA Industries, Inc.          100    95        54        49     24    56
DJ Equity Market              100   132       165       202    183   161
DJ Cosmetics/Personal
  Care                        100   123       128       114    109   100

---------------------
* $100 invested on November 30, 1996 in stock and indices, including reinvestment of dividends.

Item 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information regarding the ownership of the Company's Common Stock and/or Class A Common Stock as of February 12, 2002 by (i) all those known by the Company to be owners of more than five percent of the outstanding shares of Common Stock or Class A Common Stock; (ii) each officer and director; and (iii) all officers and directors as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is beneficial owner of them.

                                                              Ownership, As A
                                                               Percentage of
                                                               All Shares Out-
                          Number of         "Option         Standing/Assuming
  Name and Address      Shares Owned (1):    Shares" (1)  Option Share Exercise
(1)



                         Common
                          Stock    Class A (2)

David Edell             369,685      484,615     257,500         12.13/15.22%
c/o CCA Industries, Inc
200 Murray Hill Parkway
East Rutherford, NJ 07073

Ira W. Berman           334,745      473,615     302,000         11.47/15.11%
c/o CCA Industries, Inc.

Jack Polak               25,000        2,700      25,000             .39/.75%
90 Park Avenue
New York, NY 10016

Rami G. Abada              -             -        25,000               -/.35%
c/o CCA Industries, Inc.

Stanley Kreitman           -             -        25,000               -/.35%
c/o CCA Industries, Inc.

Dunnan Edell             41,250          -        75,000            .59/1.63%
c/o CCA Industries, Inc.

Drew Edell               51,250          -        75,000            .73/1.77%
c/o CCA Industries, Inc.

John Bingman                -             -         -                -
A Industries, Inc.

Officers and Directors     821,930     960,930     784,500         25.30/32.79%
as a group (8 persons)


_______________________

(1) The number of "Option Shares" represents the number of shares that could be purchased by and upon exercise of unexercised options exercisable within 60 days; and the percentage ownership figure denominated "Assuming Option Share Exercise" assumes, per person, that unexercised options have been exercised and, thus, that subject shares have been purchased and are actually owned. In turn, the "assumed" percentage ownership figure is measured, for each owner, as if each had exercised such options, and purchased subject `option shares,' and thus increased total shares actually outstanding, but that no other option owner had `exercised and purchased.'

(2) David Edell, Ira Berman and Jack Polak own over 98% of the outstanding shares of Class A Common Stock. Messrs. David Edell, Dunnan Edell and Ira Berman are officers and directors. Messrs. Bingman and Drew Edell are officers. Messrs. Abada, Kreitman and Polak are directors.





Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Dunnan Edell (a director and officer) is indebted to the Company, pursuant to its loan, in the principal sum of $20,598. The loan is secured by a second mortgage upon real property, and carries interest at 1% over prime, payable semi-annually.

     The Company has retained the law firm of Berman & Murray as its general counsel. Ira W. Berman, a former member of the firm, is the Secretary, Chairman of the Board and a principal shareholder of the Company.

                                  PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENTS,
         SCHEDULES AND REPORTS ON FORM 8-K


     Financial Statements:

     Table of Contents, Independent Auditors' Report, Consolidated Balance Sheets as of November 30, 2001 and 2000, Consolidated Statements of Income
(Loss) for the years ended November 30, 2001, 2000 and 1999, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Shareholders' Equity for the years ended November 30, 2001, 2000 and 1999, Consolidated Statements of Cash Flows for the years ended November 30, 2001, 2000 and 1999, Notes to Consolidated Financial Statements.

     Financial Statement Schedules:

     Schedule II:  Valuation Accounts; Years Ended Nov. 30, 2001, 2000 and
     1999

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

     The February 1999 Amendments to the Amended and Restated Employment Agreements of David Edell and Ira Berman (1994) are incorporated by reference to their with the 1998 10-K. (Exhibit pages 00001-00002)

(11) Statement re Per Share Earnings (included in Item 14, Financial
     Statements)

     No Form 8-K was filed during the 2001 fiscal year.

     Shareholders may obtain a copy of any exhibit not filed herewith by writing to CCA Industries, Inc., 200 Murray Hill Parkway, East Rutherford, New Jersey 07073. Moreover, exhibits may be inspected and copied at prescribed rates at the Commission's public reference facilities at Judiciary Plaza, 450 Fifth Street, NW, Washington, D.C. 20549; Jacob K. Javits Federal Building, 26 Federal Plaza, New York, New York 10278; and Northwestern Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511. Copies of such materials may also be obtained by mail at prescribed rates from the Public Reference Branch of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, and one is available at the Commission's Internet website (http://www.sec.gov).

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

     Signature              Title                            Date

s/ David Edell           President, Director,
    DAVID EDELL          Chief Executive Officer,
                         and Chief Financial
                         Officer                         February 20, 2002

s/ Ira W. Berman         Chairman of the Board
    IRA W. BERMAN        of Directors, Executive
                         Vice President,
                         Secretary                       February 20, 2002

s/ Dunnan Edell          Vice President,                 February 20, 2002
    DUNNAN EDELL         Director

s/ Drew Edell            Vice President,                 February 20, 2002
    DREW EDELL           Director

s/ Stanley Kreitman      Director                        February 20, 2002
    STANLEY KREITMAN

s/ Rami Abada            Director                        February 20, 2002
    RAMI ABADA

s/ Jack Polak            Director                        February 20, 2002
    JACK POLAK

              CCA INDUSTRIES, INC. AND SUBSIDIARIES


                CONSOLIDATED FINANCIAL STATEMENTS


                    NOVEMBER 30, 2001 AND 2000

                         C O N T E N T S



INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS . . . . . . . . . .1

FINANCIAL STATEMENTS:

 CONSOLIDATED BALANCE SHEETS . . . . . . . . . . . . . . . . . . . . .2-3

 CONSOLIDATED STATEMENTS OF INCOME (LOSS). . . . . . . . . . . . . . . .4

  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) . . . . . . . .5

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY . . . . . . . . . . . .6

 CONSOLIDATED STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . . . .7-8

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . 9-31

                   INDEPENDENT AUDITORS' REPORT

Board of Directors
CCA Industries, Inc.
East Rutherford, New Jersey

     We have audited the consolidated balance sheets of CCA Industries, Inc. and Subsidiaries as of November 30, 2001 and 2000, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended November 30, 2001. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing stan-dards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain a reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCA Industries, Inc. and Subsidiaries as of November 30, 2001 and 2000, and the consoli-dated results of their operations and their cash flows for each of the three years in the period ended November 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

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


                              SHEFT KAHN & COMPANY LLP
                              CERTIFIED PUBLIC ACCOUNTANTS
February 1, 2002
Jericho, New York

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

                            A S S E T S
                             (Note 7)
                                                       November 30,
                                                      2001        2000

Current Assets
  Cash and cash equivalents (Note 15)            $  2,555,938 $   804,508
  Short-term investments and marketable
    securities (Notes 2 and 6)                        355,345   2,648,274
  Accounts receivable, net of allowances of
   $1,295,086 and $1,379,424, respectively          4,464,991   6,329,755
  Inventories (Notes 2 and 3)                       4,783,530   5,735,427
  Prepaid expenses and sundry receivables             401,403     324,980
  Prepaid income taxes and refunds due                221,989     777,691
  Deferred income taxes (Note 8)                    1,617,403   1,529,522

   Total Current Assets                            14,400,599  18,150,157

Property and Equipment, net of accumulated
  depreciation and amortization
   (Notes 2 and 4)                                    482,261     675,790

Intangible Assets, net of accumulated
  amortization (Notes 2 and 5)                        618,933     641,410

Other Assets
  Marketable securities (Notes 2 and 6)             4,979,758     733,171
  Due from officers - Non-current (Note 14)            20,598      21,485
  Deferred income taxes (Note 8)                       40,105      34,517
  Other                                                56,663      55,526

   Total Other Assets                               5,097,124     844,699

   Total Assets                                   $20,598,917 $20,312,056


See Notes to Consolidated Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

               LIABILITIES AND SHAREHOLDERS' EQUITY


                                                      November 30,
                                                   2001          2000
Current Liabilities
  Notes payable (Note 7)                       $       -       $ 1,500,000
  Accounts payable and accrued
   liabilities (Note 10)                          4,154,256      4,288,852
  Income tax payable                                  9,366           -

   Total Current Liabilities                      4,163,622      5,788,852

Subordinated Debentures (Due August 1,
 2005) (Note 7)                                     510,656        556,656

Commitments and Contingencies
  (Note 12)

Shareholders' Equity
  Preferred stock, $1.00 par; authorized
   20,000,000 shares; none issued                       -             -
  Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 6,242,823 and
   6,042,823 shares, respectively                    62,428         60,428
  Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
     and 1,020,930 shares, respectively              10,209         10,209
  Additional paid-in capital                      3,834,296      3,836,296
  Retained earnings                              12,315,062     10,300,693
  Accumulated other comprehensive income
   (Note 6)                                     (    50,151)  (     64,846)
                                                 16,171,844     14,142,780
  Less:  Treasury Stock (218,196 and
       107,496 shares at November 30,
         2001 and November 30, 2000,
         respectively)                              247,205        176,232

   Total Shareholders' Equity                    15,924,639     13,966,548

   Total Liabilities and Shareholders'
    Equity                                      $20,598,917    $20,312,056

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                           Years Ended November 30,
                                         2001       2000         1999
Revenues
  Sales of health and beauty
     aid products, net               $41,364,648 $36,990,170  $37,898,563
  Other income                           338,883     186,284      285,469

                                      41,703,531  37,176,454   38,184,032

Costs and Expenses
  Cost of sales                       14,877,421  14,299,928   15,095,971
  Selling, general and
     administrative expenses          13,812,890  12,557,064   13,322,081
  Advertising, cooperative and
   promotions                          8,776,470   8,837,665    8,112,394
  Research and development               687,731     555,462      581,340
  Provision for doubtful
   accounts                              299,254     249,279      115,569
  Interest expense                        69,012     159,477      142,662

                                      38,522,778  36,658,875   37,370,017

   Income before Special Charge
     and Provision for
     Income Taxes                      3,180,753     517,579      814,015

Special Charge (Note 16)                 -       ( 1,500,000)        -

   Income (Loss) before Provision
     (Benefit) for Income
     Taxes                             3,180,753 (   982,421)     814,015

Provision (Benefit) for
   Income Tax                          1,166,384 (   327,911)     301,511

   Net Income (Loss) from
     Continuing Operations             2,014,369 (   654,510)     512,504

Discontinued Operations:
  (Loss) on abandonment of
   intangibles (net of income
   taxes (benefit) of
   ($514,978) in 1999)                    -             -     (   803,603)

     Net Income (Loss)               $ 2,014,369 ($  654,510) ($  291,099)


Weighted Average Shares
  Outstanding
   Basic                               6,893,232   7,153,013    7,174,203
   Diluted                             7,526,157   7,153,013    7,660,796

Earnings Per Common Share
  (Note 2):                     Basic Diluted Basic Diluted  Basic Diluted
   Continuing Operations         $.29   $.27 ($.09)  ($.09) $ .07   $ .07
   Discontinued Operations       $  -   $-    $ -    ($-  )($ .11) ($ .11)

   (Loss) on Abandoned
     Intangibles                 $  -   $ -   $ -     $ -  ($ .04) ($ .04)

   Net                           $.29   $.27  ($.09)  $.09)($ .04) ($ .04)

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                         Years Ended November 30,
                                      2001          2000         1999


Net Income (Loss)                  $2,014,369   ($  654,510)($   291,099)

Other Comprehensive Income
  (Loss)
    Unrealized holding gain (loss)
      on investments                   14,696        86,008 (    132,511)

Provision (Benefit) for Taxes           5,555        13,742 (     50,166)

Other Comprehensive Income
  (Loss) - Net                          9,141        72,266 (     82,345)

Comprehensive Income
  (Loss)                           $2,023,510    ($ 582,244)($   373,444)

Earnings (Loss) Per Share:
  Basic                                  $.29         ($.08)       ($.05)
  Diluted                                $.27         ($.08)       ($.05)












See Notes to Consolidated Financial Statements.

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999

                                                                                                Unrealized
                                                                 Additional                   Gain (Loss) on
                                         Common Stock              Paid-In      Retained        Marketable         Treasury
                                    Shares         Amount         Capital       Earnings        Securities           Stock

Balance - December 1, 1998         7,267,081      $72,670        $4,454,228    $11,246,302      ($ 18,343)        ($155,609)

Issuance of common stock              75,000          750        (      750)          -               -               -

Net (loss) for the year              -                -               -        (   291,099)           -               -

Unrealized (loss) on marketable
 securities                          -                -               -               -         ( 132,512)            -

Purchase of 6,477 shares of
 treasury stock                      -                -               -               -               -           (   9,557)

Balance - November 30, 1999        7,342,081       73,420         4,453,478     10,955,203      ( 150,855)        ( 165,166)

Issuance of debentures for
 acquisition of 278,328
 shares of common stock             -                 -               -              -                -           ( 619,965)

Purchase of 11,500 shares of
 treasury stock                     -                 -               -              -                -           (  11,066)

Net income for the year             -                 -               -        (   654,510)           -               -

Unrealized gain on marketable
 securities                         -                 -               -              -             86,008             -

Retirement of treasury stock      (  278,328)    (  2,783)      (   617,182)         -                -          (  619,965)

Balance - November 30, 2000        7,063,753       70,637         3,836,296     10,300,693      (  64,847)       (  176,232)

Issuance of common stock             200,000        2,000       (     2,000)         -                -               -

Net income for the year             -                 -               -          2,014,369            -               -

Unrealized gain on marketable
 securities                         -                 -               -              -             14,696             -

Purchase of 110,700 shares of
 treasury stock                     -                 -               -              -                -           (  70,973)

Balance - November 30, 2001        7,263,753      $72,637        $3,834,296    $12,315,062       ($50,151)        ($247,205)

See Notes to Consolidated Financial Statements.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED NOVEMBER 30,

                                            2001        2000        1999
Cash Flows from Operating Activities:
  Net income (loss)                      $2,014,369  ($ 654,510) ($ 291,099)
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
   Depreciation and amortization            374,953     372,881     344,198
   Amortization of bond discount            -           -             1,884
   Loss (gain) on sale of securities          5,559     119,877  (   10,914)
   (Increase) in deferred
     income taxes                        (   93,469) (  343,495) (  118,366)
   Loss on abandonment of intangibles          -        -           418,612
   Decrease in accounts receivable        1,864,764   1,041,777     506,468
   Decrease in inventory                    951,897     499,843   2,137,022
   (Increase) decrease in prepaid
     expenses and sundry receivables      (  76,423)    497,836  (  505,698)
   Decrease (increase) in prepaid income
     taxes and refunds due                  555,702  (   62,856) (  642,322)
   (Increase) in miscellaneous assets      (   ,137) (      537) (      100)
   (Decrease) in accounts payable and
     accrued liabilities                  ( 134,596) (  640,053) (1,331,062)
   Increase (decrease) in income taxes
     payable                                  9,366     -        (  600,720)
   Decrease in net assets from
      discontinued operations               -                       -                        752,729

       Net Cash Provided by Operating
       Activities                         5,470,985     830,763     660,632

Cash Flows from Investing Activities:
  Acquisition of property and
   equipment                             (  134,247) (  283,863) (  157,047)
  Acquisition of intangible assets       (   24,700) (  496,734) (  468,274)
  Purchase of available for sale
   securities                            (7,036,015) (2,682,631) (1,744,204)
  Proceeds from sale of available for
   sales securities                       5,068,493   2,567,555   2,126,189
  Proceeds of money due from
   officers                                     887      36,433       7,332

   Net Cash (Used in) Investing
     Activities                         ( 2,125,582) (  859,240) (  236,004)

Cash Flows from Financing Activities:
  Proceeds from borrowings                 -          3,900,000   4,050,000
  Payment on debt                       ( 1,500,000)( 3,800,000) (4,200,000)
  Proceeds from issuance of stock       (    23,000)       -           -
  Purchase of treasury stock            (    70,973)(    74,375) (    9,557)

   Net Cash (Used in) Provided by
       Financing Activities             ( 1,593,973)     25,625  (  159,557)

Net Increase (Decrease) In Cash           1,751,430 (     2,852)    265,071

Cash at Beginning of Year                   804,508     807,360     542,289

Cash at End of Year                      $2,555,938  $  804,508  $  807,360


See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED NOVEMBER 30,




                                            2001       2000         1999
Supplemental Disclosures of Cash
Flow Information:
  Cash paid during the year for:
   Interest                                $ 69,958    $161,895  $  119,664
   Income taxes                             801,950      97,629   1,152,883



















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

 In March of 1998 CCA acquired 80% of the newly organized
 Fragrance Corporation of America, Ltd. (FCA) which manufactured and distributed perfume products. In 1999, the Company adopted a formal plan to discontinue the operations of the subsidiary. As of November 30, 2001, the Company had completed its plan of dissolution.

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

 During fiscal 1999, two officers/shareholders exercised in the aggregate 100,000 options in exchange for previously issued common stock of 25,000. The common shares were put into treasury and were subsequently cancelled.

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

 During fiscal 2001, two officers/shareholders exercised in the aggregate 400,000 options in exchange for previously issued common stock of 200,000. The common shares were put into treasury and were subsequently cancelled.

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

   Revenue Recognition:

   The Company recognizes net sales upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Although no legal right of return exists between the customer and the Company, it is an industry-wide practice to accept returns from customers. The Company, therefore, records a reserve for returns equal to its gross profit on its historical percentage of returns on its last five months sales.

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

   In accordance with EITF 00-14, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to "advertising and promotional" expense. Prior years' amounts have been reclassified to conform to the 2001 presentation. Had EITF 00-14 not been adopted, sales for the years ended November 2001, 2000 and 1999 would have been $42,527,229,
   $38,451,980 and $39,028,936, respectively.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   Advertising Costs:

   The Company's policy for fiscal financial reporting is to charge advertising cost to operations as incurred.

   Shipping Costs:

   The Company's policy for fiscal financial reporting is to charge shipping cost to operations as incurred. For the years ended November 30, 2001, 2000 and 1999, included in selling, general and administrative expenses is shipping costs amounting to $2,296,585, $2,047,656 and $1,721,218, respectively.


NOTE 3 - INVENTORIES

   At November 30, 2001 and 2000, inventories consist of the following:

                                       2001         2000

   Raw materials                    $2,225,814    $4,262,298
   Finished goods                    3,610,432     2,523,843
                                    $5,836,246    $6,786,141

   At November 30, 2001 and 2000, the Company had a reserve for obsolete inventory of $1,052,716 and $1,050,714 respectively. In addition, the Company had $519,986 and $748,331, respectively, of old FCA inventory which it had completely written off but had not yet disposed of.

NOTE 4 - PROPERTY AND EQUIPMENT

   At November 30, 2001 and 2000, property and equipment consisted of the following:

                                      2001              2000

   Machinery and equipment        $   168,421       $   323,233
   Furniture and equipment            741,414           922,386
   Transportation equipment            10,918            10,918
   Tools, dies, and masters           550,825         1,972,830
   Leasehold improvements             162,283           169,820
                                    1,633,861         3,399,187

   Less:  Accumulated depreciation
              and amortization      1,151,600         2,723,397

   Property and Equipment - Net    $  482,261        $  675,790

   Depreciation and amortization expense for the years ended
   November 30, 2001, 2000 and 1999 amounted to $327,777,
   347,801 and $283,982, respectively.

   During the year ended November 30, 2001, the Company wrote off and disposed of all of their obsolete and fully depreciated property and equipment.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INTANGIBLE ASSETS

   Intangible assets consist of the following at November 30, 2001 and 2000:

                                       2001          2000

   Patents and trademarks           $750,256        $738,330
   Less: Accumulated amortization    131,323          96,920
   Intangible Assets - Net          $618,933        $641,410

   Amortization expense for the years ended November 30, 2001, 2000 and 1999 amounted to $47,176, $25,080 and
   $60,216 ($49,662 from discontinued operations), respectively.

   On October 26, 2000, the Company acquired certain trademarks. See Note 12.

NOTE 6 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

   Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at November 30, 2001 and 2000 were as follows:

                                 2001                     2000
   Current:                COST       MARKET        COST        MARKET

   Corporate
     obligations          $     -    $  -        $ 536,000   $   534,590

   Mutual Funds            159,805    107,015      148,465       111,930
   Government
     obligations
     (including mortgage
     backed securities)    247,330    248,330    1,998,756     2,001,754

       Total               407,135    355,345    2,683,221     2,648,274

   Non-Current:
   Corporate
     obligations         2,416,846  2,434,080        -             -
   Government obli-
     gations             2,311,273  2,294,058      150,510       146,723
     Preferred stock       250,000    251,620      612,561       586,448

       Total             4,978,119  4,979,758      763,071       733,171

       Total            $5,385,254 $5,335,103   $3,446,292    $3,381,445

  The market value at November 30, 2001 was $5,335,103 as compared to $3,381,445 at November 30, 2000. The gross unrealized gains and losses as at November 30, 2001 and 2000 were $35,542 and ($85,693) for 2001 and $1,588 and ($66,435)
  for 2000, respectively. The cost and market values of the investments at November 30, 2001 were as follows:

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
Name of Issuer and            Maturity  Interest    Bonds and   Cost of      at Balance  Issue Is Carried
Title of Each Issue             Date      Rate        Notes    Each Issue    Sheet Date   in Balance Sheet

CORPORATE OBLIGATIONS:

GMAC Smartnotes               10/15/03   4.600%       250,000   $  250,000   $  251,578    $  251,578
GMAC Smartnotes               10/15/03   4.750        325,000      325,000      323,606       323,606
GMAC Smartnotes                1/15/03   5.550        250,000      250,000      254,445       254,445
GMAC Smartnotes                2/15/03   5.750        140,000      140,000      142,876       142,876
GMAC Smartnotes                6/15/03   4.750        300,000      300,000      302,520       302,520
GMAC Smartnotes                7/15/03   4.650        200,000      200,000      201,354       201,354
GMAC Smartnotes                8/15/03   4.250        499,000      499,000      498,965       498,965
International Business
 Machines                      9/22/03   5.370        100,000      102,040      103,450       103,450
Colgate-Palmolive              12/1/03   5.270        100,000      100,860      103,506       103,506
Ford Motor Credit              3/20/04   6.125        245,000      249,946      251,780       251,780

                                                                 2,416,846    2,434,080     2,434,080

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
Name of Issuer and            Maturity          Interest     Bonds and      Cost of          at Balance   Issue Is Carried
Title of Each Issue             Date               Rate        Notes       Each Issue        Sheet Date   in Balance Sheet

GOVERNMENT OBLIGATIONS:
FHLMC 1628-N                   12/15/2023         6.500%          26,605   $    26,043     $    27,112      $   27,112
FNMA 93-224-D                  11/25/2023         6.500           59,350        59,807          59,776          59,776
FNMA 92-2-N                     1/25/2024         6.500            7,184         6,159           7,175           7,175
FHLB                            9/15/2003         5.125          255,000       266,200         264,603         264,603
FHLB                           11/15/2005         4.250          750,000       753,004         747,075         747,075
US Treasury Note               11/15/2003         4.250          200,000       199,891         205,437         205,437
US Treasury Note               11/15/2003         4.250          250,000       250,169         256,797         256,797
US Treasury Bill                4/18/2002         2.160          250,000       247,330         248,330         248,330
FNMA                            11/6/2009         4.250          250,000       250,000         242,028         242,028
FNMA                            11/6/2009         4.250          500,000       500,000         484,055         484,055

                                                                             2,558,603       2,542,388       2,542,388

                             CCA INDUSTRIES, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

EQUITY:

      COL. A                                       COL. B       COL. C         COL. D            COL. E
                                                                                            Amount at Which
                                                                                             Each Portfolio
                                                                               Market      Of Equity Security
                                                                              Value of      Issues and Each
                                Next                                           Stock        Other Security
Name of Issuer and              Call    Dividend   Number of    Cost of      at Balance    Issue Is Carried
Title of Each Issue             Date      Rate      Shares       Stock       Sheet Date    in Balance Sheet

Preferred Stock:
 Merrill Lynch Trust           9/30/08    7.28%     6,000   $   150,000     $   151,620      $   151,620

Other Equity Investments:

 Aberdeen Asia Pacific
   Income Fund                                                  100,000         100,000          100,000

  Dreyfus Premier Limited
    Term High Income CL B                  3.8*    13,495       159,805         107,015          107,015

                                                                                409,805          358,635                  358,635

                                                                             $5,385,254       $5,335,103               $5,335,103

*Estimated

         CCA INDUSTRIES, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 -SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (Continued)

  During the years ended November 30, 2001, 2000 and 1999, available-for-sale securities were liquidated and proceeds amounting to $ 5,068,493, $2,567,555 and $2,126,189 were received, with resultant realized gains (losses) totaling ($28,559), ($119,877) and $10,914, respectively. Cost of available-for-sale securities includes unamortized premium or discount.

NOTE 7 -NOTES PAYABLE AND SUBORDINATED DEBENTURES

  The Company has an available line of credit of $7,000,000. Interest is calculated on the outstanding balance at prime minus 1% or Libor plus 150 basis points. The line of credit is collateralized by all the Company's assets. As of Novem-

  ber 30, 2001 and 2000, the Company was utilizing $ 0 and $1,500,000, respectively, of its available line. The interest rate charged at November 30, 2000 was 8.5%.

  On August 1, 2000, the Company repurchased (pursuant to a tender offer) 278,328 shares of its outstanding common stock by issuing subordinated debentures equal to $2 per share, which accrue interest at 6% and are due to mature on August 1, 2005. The interest is payable semi-annually.

  During the year 2001, the Company repurchased $46,000 of debentures for $23,000 resulting in a gain of $23,000.

NOTE 8 -INCOME TAXES

  CCA and its subsidiaries file a consolidated federal income tax return. No returns have been examined by the Internal
  Revenue Service.

  At November 30, 2001 and 2000, respectively, the Company has temporary differences arising from the following:

                                             November 30, 2001

                                                               Classified As
                                            Deferred        Short-       Long-
       Type                   Amount          Tax           Term         Term
                                                             Asset (Liability)
  Depreciation               $  98,139     $  40,105        $  -        $40,105
  Reserve for bad debts        481,399       196,729         196,729       -
  Reserve for returns          813,686       332,521         332,521       -
  Reserve for obsolete
    inventory                1,052,716       430,203         430,203       -
  Section 263A costs           370,741       151,507         151,507       -
  Deferred tax benefit from
    discontinued
    operations                 519,986       212,497         212,497       -
  Charitable
    contributions              719,293       293,946         293,946       -

  Net deferred income
     tax                                  $1,657,508      $1,617,403    $40,105

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


   Income tax expense (benefit) is made up of the following components:

                                      November 30, 2001
                                            State &
                               Federal       Local           Total



   Current tax expense        $976,295      $170,755     $1,147,050
   Tax credits               (  35,000)         -       (    35,000)
   Deferred tax expense      (  77,369)      131,703         54,334

                              $863,926      $302,458     $1,166,384

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



   Prepaid income taxes and refund due are made up of the
   following components:
                                                   State &
                                       Federal      Local       Total

   November 30, 2001                  $ 88,210     $133,779   $221,989

   November 30, 2000                  $599,564     $178,127   $777,691

   Income taxes payable are made up of the following components:

                                                   State &
                                        Federal     Local       Total

   November 30, 2001                  $  4,803     $4,563      $ 9,366

   November 30, 2000                  $    -       $   -       $   -

                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)


A reconciliation of income tax expense (benefit) computed at the statutory rate to income tax expense at the effective rate for each of the three years ended November 30,
2000 is as follows:
                                       2001                    2000                      1999
                                             Percent                  Percent                   Percent
                                            of Pretax                 of  Pretax               of Pretax
                                  Amount      Income       Amount     Income        Amount      Income
 Income tax expense
   (benefit)
   at statutory rate            $1,081,456      34.00%     ($334,023)   (34.00%)     $276,765    34.00%
 Increases (decreases)
   in taxes
   resulting from:
    State income taxes,
    net of federal
    income tax benefit              199,622       6.27     (  58,355)    ( 5.94)       51,333      6.31

     Non-deductible
        expenses and
      other
     adjustments                 (   79,694)    ( 2.50)       64,467       6.56      ( 26,587)   ( 3.27 )

    Utilization of
        tax credits              (   35,000)    ( 1.10)         -           -            -          -

 Income tax expense (benefit)
   at effective rate             $1,166,384      36.67%    ($327,911)    (33.38%)    $301,511     37.04%

                 CCA INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -  STOCK OPTIONS

  On November 15, 1984, the Company authorized the granting of incentive stock options as well as non-qualified options.
  The plan was amended in 1986 and again in 1994. The following summarizes the stock options outstanding under these plans as of November 30, 2001:

                            Number      Per Share
                              Of         Option
         Date Granted       Shares        Price      Expiration

   January 1988     (6)     2,000         .50           2007
   March 1989    (1)(6)   157,500         .50           2007
   January 1990  (2)(6)   200,000         .50           2007
   June 1995     (3)(6)    50,000         .50(4)(6)     2007
   August 1997      (6)   375,000         .50(5)(6)     2007
        784,500

   (1) These options were originally scheduled to expire March
   1999 but were extended for an additional five years.

   (2) These options were originally scheduled to expire
   January 2000 but were extended for an additional five years.

   (3) These options were originally scheduled to expire June
   2000 but were extended for an additional five years.

   (4) These stock options were repriced from $4.50 to $1.50 in June of 2000 when they were extended.

   (5) These stock options were repriced from $2.50 on November
   3, 1998.

   (6) On May 24, 2001, the Board of Directors repriced all the outstanding options to $.50 and changed their expiration date to August 1, 2007.

   The following summarizes the activity of shares under option for the two years ended November 30, 2001:

                                        Number     Per Share
                                         Of         Option
                                        Shares       Price       Value
   Balance - November 30,
     1999                              1,184,500  $.50- $4.50  $1,259,875
     Granted                             -            -           -
     Repriced                            -       (       3.00) (  150,000)
     Exercised                           -            -           -
     Expired                             -            -           -
     Cancelled                           -            -           -
   Balance - November 30,
     2000                              1,184,500  $.50- $1.50  $1,109,875
     Granted                             -            -           -
     Repriced                            -        (.05)-(1.00) (  517,125)
     Exercised                           400,000       (  .50) (  200,000)
     Expired                             -             -           -
     Cancelled                           -             -           -
   Balance - November 30,
     2001                                784,500     $.50     $   392,250

                             CCA INDUSTRIES, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -STOCK OPTIONS (Continued)

   Pro Forma Disclosure

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", issued in October 1995. Accordingly, compensation cost has been recorded based on the intrinsic value of the option only. The Company recognized no compensation cost in 1999 and 1998, respectively, for stock-based employee compensation awards. The pro forma compensation cost for stock-based employee compensation awards was $.5 million, $.8 million and $1.3 million in 2001, 2000 and 1999, respectively. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated in the table below:

                        2001                  2000                  1999
           As Reported Pro Forma  As Reported Pro Forma As Reported Pro Forma

Net income $2,014,369 $1,470,083 ($654,510)($1,447,726) ($291,099) ($1,606,582)

Diluted earnings
per share       $.27      $.20      ($.09)       ($.20)     ($.04)       ($.22)

   The above pro forma amounts, for purposes of SFAS No. 123, reflect the portion of the estimated fair value of awards earned in 2001, 2000 and 1999. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period (for stock options). The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years.

                 CCA INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCK OPTIONS

   The Company used the Black-Scholes model to value stock options for pro forma presentation. The assumptions used to estimate the value of the options included in the pro forma amounts and the weighted average estimated fair value of options granted are as follows:

                                            Stock Option Plan Shares
                                         2001       2000        1999

   Average expected life (years)          5.67       3.76         3.78

   Expected volatility                  204.59%    193.18%      213.55%

   Risk-free interest rate                4.25%       6.3%         5.6%

   Weighted average fair value
     at grant - Exercise price
     equal to market price                $.69       $.66        $1.20


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

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 -ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

   The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                           November 30,
                                          2001      2000
                                           (In Thousands)

   Media advertising                    $   424    $     *
   Coop advertising                         392        242
   Accrued returns                          301        983
   Vacation accrual                         254          *
   Accrued bonuses                          510          *
                                         $1,881     $1,225

   All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

   * under 5%

NOTE 11 -OTHER INCOME

   Other income was comprised of the following:

                                               November 30,
                                             2001       2000      1999

   Interest income                         $265,240   $222,459   $213,335
   Dividend income                           16,057     42,461     50,657
   Realized gain on sale of
     securities and
     debentures                              25,342      6,262     11,211
   Realized (loss) on sale
     of securities                        (  30,901) ( 126,139) (     297)
   Royalty income                            57,385     37,500       -
   Miscellaneous                              5,760      3,741     10,563

                                           $338,883   $186,284   $285,469

                  CCA INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -COMMITMENTS AND CONTINGENCIES

   Leases

   The Company leases approximately 62,500 square feet of office and warehouse space at an annual rental of $267,684 plus CAM charges. This lease on the Company's premises expires March 31, 2005, but has a renewal option for an additional five years. The Company leases an additional 51,000 square feet of warehouse space in Paterson, NJ on a net lease basis at a rental of approximately $13,000 per month, which matured May 31, 2001. The Company extended the lease through May 31, 2002 at a monthly cost of approximately $15,000.

   The Company has entered into various operating leases with expiration dates ranging through July 2004.

   Rent expense for the years ended November 30, 2001, 2000 and 1999 was $531,062, $498,227 and $449,051, respectively.

   Future commitments under noncancellable operating lease agreements for each of the next five (5) years and in the aggregate are as follows:

   Year Ending
   November 30,

       2002                              $   423,175
       2003                                  318,142
       2004                                  289,503
       2005                                   89,228
       2006                                  -

          Total                           $1,120,048

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

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -COMMITMENTS AND CONTINGENCIES (Continued)

   From the period March 3, 1986 to June 3, 1986, the Company was required to pay a 7% royalty on all net sales. Thereafter, it is required to pay a 6% royalty on net sales but no less than $360,000 per annum to maintain its license. After the sum of $9,000,000 in royalties has been paid to Alleghany, the royalty is reduced to 1% of net sales. The Company has expanded the lines licensed from Alleghany and pays only 1% royalty on various new products created by the Company. As of November 30, 2001, $8,047,405 of royalties have been paid or accrued and only $952,595 still remains until the $9,000,000 level is reached.

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

   In May of 1998, the Company entered into a License Agreement with Solar Sense, Inc. for the marketing of sun care products under trademark names. The Company's License Agreement with Solar Sense, Inc. is for the exclusive use of the trademark names "Solar Sense" and "Kids Sense", in connection with the commercial exploitation of sun care products. The Company will pay a royalty until a total of $1 million of royalties have been paid and 1%, thereafter. If minimum royalties of $30,000 do not result, the license may be terminated unless the Company chooses to pay the "difference" between realized royalties and $30,000.

   In October of 1999, the Company entered into a License Agreement with The Nail Consultants, Ltd. for the use of an activator invented in connection with a method for applying a protective covering to fingernails. The Company's License Agreement with The Nail Consultants, Ltd. is for the exclusive use of the method and its composition in a new product kit packaged and marketed by CCA under its own name, "Nutra Nail Power Gel". The Company will pay a royalty of 5% of net sales of all licensed product sold by the Company. The first month of product sales was September 2001. The delay in shipping since October 1999 was due to product packaging concerns.

   The Company settled a patent infringement claim for the use of Alpha Hydroxy in its Sudden Change exfoliation products for $323,927. The Company paid half in September 2001 and will pay the balance in February 2002. The total expense was expensed in the fiscal year ended November 30, 2001. The Company entered into a license agreement for the future use of Alpha Hydroxy in its beauty aid products. The Company will pay a 5% royalty of net sales of all such licensed product sold by the Company.

                 CCA INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -COMMITMENTS AND CONTINGENCIES (Continued)

   The Company has entered into various other License
   Agreements, none of which materially affect the Company's sales, financial results, financial condition, or should materially affect its future results of operations.

   Employment Contracts

   During fiscal 1994, the Board of Directors approved 10-year employment contracts for two officers/shareholders.
   Pursuant thereto, each was provided a base salary of $300,000 in fiscal 1994, with a year-to-year CPI or 6% increment, and each is paid 2 1/2% of the Company's pre-tax income, less depreciation and amortization, plus 20% of the
   adjusted base salary, as a bonus.   During 1998 the
   contracts were amended, commencing in fiscal 1999, to limit the amount of advertising expense charged against pre-tax income for purposes of the 2 1/2% calculation to $8,000,000.

   Collective Bargaining Agreement

   On December 1, 1998, the Company signed a collective bargaining agreement with Local 734, L.I.U. of N.A., AFL-CIO. Other than standard wage, holiday, vacation and sick day provisions, the agreement calls for CCA to provide certain medical and dental benefits and to contribute to the Local 734 Educational Fund $.01 per hour for each hour the employees are paid. The agreement expires on November 30, 2001. A new collective bargaining agreement with similar provisions is in effect for December 1, 2001 through November 30, 2004.

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

NOTE 13 -PENSION PLANS

   The Company has adopted a 401(K) Profit Sharing Plan that covers most of their non-union employees with over one year of service and attained Age 21. Employees may make salary reduction contributions up to twenty-five percent of compensation not to exceed $10,500 (increasing to $11,000 in 2002) and may make additional discretionary contributions. The Plan provides for partial vesting after two years and full vesting after six years of service for all earnings and losses. The Company is not obligated to, nor has it matched any of the employees' contributions.

                 CCA INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -RELATED PARTY TRANSACTIONS

   The Company has retained the law firm of Berman & Murray as its general counsel. Ira W. Berman, a former member of the firm, is the Secretary, Chairman of the Board and a principal shareholder of the Company.

   The Company has outstanding loans of $20,598 from its Vice President in charge of Sales; which was made to aid him in obtaining a first mortgage on his home. The loan is secured by a second mortgage and carries an interest rate at 1% over prime. Interest is payable semi-annually. The Vice President is the son of Mr. David Edell, the President of the Company.

NOTE 15 -CONCENTRATION OF RISK

   All of the Company's products are sold to major drug and food chains merchandisers, and wholesale beauty-aids distributors throughout the United States and Canada.

   During the years ended November 30, 2001, 2000 and 1999, certain customers each accounted for more than 5% of the Company's net sales, as follows:

   Customer               2001       2000       1999

       A                   28%        26%        27%
       B                   12         13         11
       C                    7          6          5
       D                    5          6          6
       E                    4          6          5
       F                    7          6          8

   Foreign Sales         2.85%      2.50%      4.50%

   The loss of any one of these customers could have a material adverse affect on the Company's earnings and financial position.

   During the years November 30, 2001, 2000 and 1999, certain products accounted for more than 10% of the Company's net sales as follows:

   Product                2001       2000       1999

   Plus+White              40%        36%        36%
   Sudden Change           19         19         20
   Hair-Off                 *          *         10
   NutraNail               19         14         10
   Bikini Zone             10         10         *

   * under 10%

                 CCA INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 -CONCENTRATION OF RISK

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

   In conjunction with the recall, the Company recorded
   $1,500,000 in costs ($255,000 for inventory on hand and $1,245,000 for returns, allowances, and other costs related to the recall).

NOTE 17 -DISCONTINUED OPERATIONS

   On March 19, 1998, the Company formed a majority-owned subsidiary, Fragrance Corporation of America, Ltd. (FCA).
   FCA was primarily engaged in the manufacture and distribution of perfume products. The results of operations of FCA are included in the accompanying financial statements.

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

                 CCA INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 -DISCONTINUED OPERATIONS (CONTINUED)

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

                                           Year Ended November 30,
                                           2001          2000         1999

   Net income (loss) available for common
     shareholders, basic and diluted    $2,014,369     ($654,510)    ($291,099)

   Weighted average common stock
     outstanding- Basic                  6,893,232     7,153,013     7,174,203


   Net effect of dilutive stock option     632,925             *       486,593

   Weighted average common stock and
     common stock equivalents - Diluted  7,526,157     7,153,013     7,660,796

   Basic earnings per share                   $.29         ($.09)        ($.04)


   Diluted earnings per share                 $.27         ($.09)        ($.04)

   *Antidilutive

                                                        SCHEDULE II

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         VALUATION ACCOUNTS

            YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999



   COL. A                       COL. B      COL. C       COL. D      COL. E

                                            Additions
                               Balance at   Charged To                Balance
                               Beginning    Costs and                  At End
  Description                    Of Year    Expenses    Deductions     Of Year

Year Ended November 30, 2001:
Allowance for doubtful
  accounts                    $  323,257   $  299,254   $  141,112   $  481,399

Reserve for returns           $1,056,167   $2,833,405   $3,075,886   $  813,686

Reserve of inventory
 obsolescence                 $1,050,714   $  548,815   $  546,813   $1,052,716

Year Ended November 30, 2000:
Allowance for doubtful
 accounts                     $  327,919   $  249,279   $  253,941   $  323,257

Reserve for returns           $  855,657   $4,758,078   $4,557,568   $1,056,167

Reserve for inventory
 obsolescence                 $1,056,709   $  839,702   $  845,697   $1,050,714

Year ended November 30, 1999:
Allowance for doubtful
 accounts                     $  273,982   $  115,569   $   61,632   $  327,919

Reserve for returns           $1,044,203   $4,866,293   $5,054,839   $  855,657

Reserve for inventory
  obsolescence                $  836,805   $  380,454   $  160,470   $1,056,789