Form 10-Q
period 2002-02-28
CCA INDUSTRIES INC
filed 2002-04-08
CIK 721447

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 28, 2002

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

Common Stock, $.01 Par Value - $6,242,823 shares of as February 28, 2002

  Class A Common Stock, $.01 Par Value - $1,020,930 shares as of
                         February 28, 2002

               CCA INDUSTRIES, INC. AND SUBSIDIARIES








                               INDEX

                                                   Page
                                                  Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    February 28, 2002 and November 30, 2001         1-2

  Consolidated Statements of Operations
    for the three months ended February 28, 2002
    and 2001                                         3

  Consolidated Statements of Comprehensive Income
    for the three months ended February 28, 2002
    and 2001                                         4

  Consolidated Statements of Cash Flows for
    the three months ended February 28, 2002
    and 2001                                         5

  Notes to Consolidated Financial Statements        6-15

  Management Discussion and Analysis of
    Results of Operations and Financial
    Condition                                       16

PART II OTHER INFORMATION                          17-18

SIGNATURES                                          19

             CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS


                            A S S E T S
                                              February 28,   November 30,
                                                 2002           2001


Current Assets
 Cash and cash equivalents                    $  2,265,526   $  2,555,938
 Short-term investments and marketable
   securities                                      753,150        355,345
 Accounts receivable, net of allowances of
     $1,128,580 and $1,295,086, respectively     5,657,862      4,464,991
 Inventories                                     4,855,619      4,783,530
 Prepaid expenses and sundry receivables           490,848        401,403
   Deferred income taxes                         1,553,613      1,617,403
 Prepaid income taxes and refunds due              325,659        221,989
 Deferred advertising                              777,096            -

   Total Current Assets                         16,679,373     14,400,599

Property and Equipment, net of accumulated
  depreciation and amortization                    448,516        482,261

Intangible Assets, net of accumulated
 amortization                                      609,275        618,933

Other Assets
 Marketable securities                           4,745,469      4,979,758
 Due from officers - Non-current                    19,991         20,598
 Deferred income taxes                              39,439         40,105
 Other                                              56,663         56,663

   Total Other Assets                            4,861,562      5,097,124

   Total Assets                                $22,598,726    $20,598,917

See Notes Consolidated to Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS


               LIABILITIES AND SHAREHOLDERS' EQUITY


                                             February 28,    November 30,
                                                2002            2001

Current Liabilities
  Accounts payable and accrued liabilities   $  5,875,383   $  4,154,256
  Income taxes payable                             -               9,366

   Total Current Liabilities                    5,875,383      4,163,622

Subordinated Debentures (due August 1, 2005)      510,656        510,656

Shareholders' Equity
 Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 6,242,823 and
   6,042,823 shares, respectively                  62,428         62,428
 Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
   1,020,930 shares, respectively                  10,209         10,209
 Additional paid-in capital                     3,834,296      3,834,296
 Retained earnings                             12,615,125     12,315,062
 Unrealized (losses) on marketable securities (    62,166)   (    50,151)
                                               16,459,892     16,171,844
   Less: Treasury Stock (218,196 shares at
            February 28, 2002 and November
            30, 2001, respectively)               247,205        247,205

   Total Shareholders' Equity                  16,212,687     15,924,639

   Total Liabilities and Shareholders' Equity $22,598,726    $20,598,917





See Notes to Consolidated Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                            (UNAUDITED)
                                              Three Months Ended
                                                  February 28,
                                              2002           2001
Revenues
  Sales of health and beauty aid
    products - Net                        $10,158,386     $10,096,529
  Other income                                 88,808          81,556

                                           10,247,194      10,178,085

Costs and Expenses
  Costs of sales                            3,764,904       4,244,147
  Selling, general and administrative
    expenses                                3,736,324       3,021,331
  Advertising, cooperative and promotions   2,263,526       2,112,472
  Research and development                     89,802          90,948
  Provision for doubtful accounts         (   104,360)         90,518
  Interest expense                              8,915          40,306

                                            9,759,111       9,599,722

  Income before Provision for Income
    Taxes                                     488,083         578,363

Provision for Income Taxes                    188,020         241,517

  Net Income                              $   300,063     $   336,846

Earnings per Share:
  Basic                                          $.04            $.05
  Diluted                                        $.04            $.05






See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                            (UNAUDITED)
                                                Three Months Ended
                                                   February 28,
                                              2002           2001

Net Income                                   $300,063       $336,846


Other Comprehensive Income
  Unrealized holding gains (loss)
  on investments                            (  12,015)        39,517

Provision (Benefit) for Taxes               (   4,628)        16,000

Other Comprehensive (Loss) Income
  - Net                                     (   7,387)        23,517

Comprehensive Income                         $292,676       $360,363


Earnings Per Share:
  Basic                                          $.04           $.05
  Diluted                                        $.04           $.05



See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS

                            (UNAUDITED)

                                                 Three Months Ended
                                                     February 28,
                                                  2002          2001
Cash Flows from Operating Activities:
 Net income                                   $  300,063     $  336,846
 Adjustments to reconcile net income
   to net cash provided by (used in)
    operating activities:
     Depreciation and amortization                93,946        101,744
     (Gain) on sale of marketable securities  (    1,025)   (     2,048)
   Decrease in deferred income
     taxes                                        64,456          7,721
   (Increase) in accounts receivable         ( 1,192,871)   ( 1,617,694)
   (Increase) decrease in inventory          (    72,089)       773,677
   (Increase) in prepaid expenses and
     miscellaneous receivables               (    89,445)   (    52,438)
   (Increase) in deferred advertising        (   777,096)   (   862,885)
   Increase in accounts payable
     and accrued liabilities                   1,721,127      2,629,449
   Decrease (increase) in prepaid income
     taxes                                   (   103,670)       186,403
     (Decrease) in taxes payable             (     9,366)          -

     Net Cash (Used in) Provided by
       Operating Activities                  (    65,970)     1,500,775

Cash Flows from Investing Activities:
 Acquisition of property, plant and
   equipment                                 (    48,258)    (    4,200)
 Acquisition of intangible assets            (     2,285)          -
 Proceeds of money due from officers                 607           -
 Purchase of marketable securities           (   227,573)   ( 1,693,657)
 Proceeds from sale and maturity of
    investments                                   53,067      1,394,983

     Net Cash (Used in) Investing Activities (   224,442)   (   302,874)

Cash Flows from Financing Activities:
 Repayment of debt                                  -       ( 1,500,000)
 Purchase of treasury stock                         -       (    28,002)
 Repurchase of outstanding debenture                -       (    22,500)

   Net Cash (Used in) Provided by
     Financing Activities                           -       ( 1,550,502)

Net (Decrease) in Cash                       (   290,412)   (   352,601)

Cash and Cash Equivalents at Beginning
 of Period                                     2,555,938        804,508

Cash and Cash Equivalents at End
 of Period                                    $2,265,526     $  451,907


Supplemental Disclosures of Cash Flow
 Information:
   Cash paid during the period for:
     Interest                                 $   16,575     $   46,552
     Income taxes                                324,770         51,444

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial state-

 ments have been prepared in accordance with generally accepted ac-

 counting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accord ingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 28, 2002 are not necessarily indicative of the results that may be expected for the year ended November 30, 2002. For further information, refer to the consoli-

 dated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2001.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

 CCA Industries, Inc. ("CCA") was incorporated in the State of Dela ware on March 25, 1983.

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

 Short-Term Investments and Marketable Securities:

 Short-term investments and marketable securities consist of corporate and government bonds and equity securities. The Company has classi fied its investments as Available-for-Sale securities. Accordingly, such investments are reported at fair market value, with the resul tant unrealized gains and losses reported as a separate component of shareholders' equity.

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

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)





NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Earnings Per Common Share:

 The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in 1998. Basic earnings per share is calculated using the average number of shares of common stock outstanding during the year. Diluted earnings per share is computed on the basis of the average number of common shares out standing plus the effect of outstanding stock options using the "treasury stock method" and convertible debentures using the "if-converted" method. Common stock equivalents consist of stock op tions. In fiscal 2001, the Company repriced all of the outstanding stock options to $.50.

 Revenue Recognition:

 The Company recognizes sales upon shipment of merchandise. Net sales are comprised of gross revenues less expected returns, trade dis counts, customer allowances and various sales incentives. Although no legal right of return exists between the customer and the Company, it is an industry-wide practice to accept returns from customers.
 The Company, therefore, records a reserve for returns equal to its gross profit on its historical percentage of returns on its last five months sales.

 Accounts Receivable:

 Accounts receivable with credit balances have been included as a current liability in "Accounts payable and accrued liabilities" in the accompanying balance sheet.

 The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $365,202 and $391,806 as of February 28, 2002 and 2001, respectively.

 Shipping and Handling Costs:

 The Company presents shipping and handling costs as part of selling, general and administrative expense and not as part of cost of sales. Freight costs were $486,853 and $513,670 for the three months ended February 28, 2002 and 2001, respectively.

 Comprehensive Income:

 The Company adopted SFAS #130, Comprehensive Income, which considers the Company's financial performance in that it includes all changes in equity during the period from transactions and events from non-owner sources.

 Reclassifications

 Certain prior year amounts have been reclassified to conform to the 2002 presentation.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

   The components of inventory consist of the following:

                                    February 28,       November 30,
                                       2002                2001
   Raw materials                    $3,628,614         $2,225,814
   Finished goods                    2,263,486          3,610,432
                                    $5,892,100         $5,836,246

   At February 28, 2002 and November 30, 2001, the Company had a reserve for obsolescence of $1,036,481 and $1,052,716, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

   The components of property and equipment consisted of the following:

                                              February 28,    November 30,
                                                  2002            2001

   Machinery and equipment                   $   211,773      $    168,421
   Furniture and equipment                       727,292           741,414
   Transportation equipment                       10,918            10,918
   Tools, dies, and masters                      559,321           550,825
   Leasehold improvements                        172,815           162,283
                                               1,682,119         1,633,861
   Less:  Accumulated depreciation
            and amortization                   1,233,603         1,151,600

   Property and Equipment - Net               $  448,516       $   482,261

   Depreciation expense for the three months ended February 28, 2002 and 2001 amounted to $82,003 and $95,393, respectively.

NOTE 6 - INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                                February 28,    November 30,
                                                    2002            2001

   Patents and trademarks                        $752,541         $750,256
   Less:  Accumulated amortization                143,266          131,323

   Intangible Assets - Net                       $609,275         $618,933

   Amortization expense for the three months ended February 28, 2002 and 2001 amounted to $11,943 and $6,351, respectively.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DEFERRED ADVERTISING

   In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $777,096 is accord ingly reflected in the balance sheet for the interim period. This deferral is the result of the Company's $7,000,000 media budget for the year which contemplates lower spending in the 4th quarter than in the other three quarters; as well as the Company's Co-op advertising commitments which also anticipates a lower expenditure in the 4th quarter.

   The table below sets forth the calculation:

                                                 February       February
                                                    2002          2001
                                               (In Millions)  (In Millions)

  Media advertising budget for the fiscal year       $7.00       $5.40

  Pro-rata portion for three months                  $1.75       $1.35
  Media advertising spent                             1.38        2.21
  Accrual (deferral)                                 $ .37      ($ .86)


  Anticipated Co-op advertising commitments          $4.00       $4.00

  Pro-rata portion for three months                  $1.00       $1.00
  Co-op advertising spent                             1.78         .89
  Accrual (deferral)                                ($0.78)      $ .11

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                     February 28,     November 30,
                                         2002             2001
                                   (In Thousands)    (In Thousands)

  a) Vacation accrual                  $     *         $   254
  a) Media advertising                   1,708             424
  b) Coop advertising                      760             392
  c) Accrued returns                         *             301
  d) Accrued bonuses                       410             510
                                        $2,878          $1,881
  * under 5%

  All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - OTHER INCOME

  Other income consists of the following at February 28:

                                              2002            2001

  Interest income                           $68,643         $69,996
  Dividend income                             3,066           4,619
  Miscellaneous                              17,099           6,941
                                            $88,808         $81,556

NOTE 10 -  SUBORDINATED DEBENTURES

  On August 1, 2000, the Company repurchased (pursuant to a tender offer) 278,328 shares of its outstanding common stock by issuing subordinated debentures equal to $2 per share, which accrue interest at 6% and are due to mature on August 1, 2005. The interest is payable semi-annually.

NOTE 11 -  SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

  Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at February 28, 2002 and November 30, 2001 were as follows:

                                      February 28, 2002   November 30, 2001
   Current:                           COST       MARKET     COST      MARKET

   Corporate obligations           $ 390,000 $  398,009  $  -         $    -
   Mutual Funds                      162,378    105,723     159,805    107,015
   Government obligations
     (including mortgage
       backed securities)            247,330    249,418     247,330    248,330

       Total                         799,708    753,150     407,135    355,345

   Non-Current:
   Corporate obligations           2,026,846  2,026,753   2,416,846  2,434,080
   Government obli-
     gations                       2,484,231  2,465,356   2,311,273  2,294,058
      Preferred stock                250,000    253,360     250,000    251,620

       Total                       4,761,077  4,745,469   4,978,119  4,979,758

       Total                      $5,560,785 $5,498,619  $5,385,254 $5,335,103

  The market value at February 28, 2002 was $5,498,619 as compared to $5,335,103 at November 30, 2001. The gross unrealized gains and losses as at February 28, 2002 and November 30, 2001 were $30,605 and ($92,771) for February 28, 2002 and $35,542 and ($85,693) for November 30, 2001,
  respectively. The cost and market values of the investments at February 28, 2002 were as follows:

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
 Name of Issuer and          Maturity   Interest    Bonds and     Cost of     at Balance   Issue Is Carried
 Title of Each Issue          Date       Rate        Notes       Each Issue   Sheet Date   In Balance Sheet

CORPORATE OBLIGATIONS:
GMAC Smartnotes               10/15/03  4.600%        250,000   $  250,000   $  249,708      $  249,708
GMAC Smartnotes               10/15/03  4.750         325,000      325,000      325,130         325,130
GMAC Smartnotes                1/15/03  5.550         250,000      250,000      255,318         255,318
GMAC Smartnotes                2/15/03  5.750         140,000      140,000      142,691         142,691
GMAC Smartnotes                6/15/03  4.750         300,000      300,000      301,488         301,488
GMAC Smartnotes                7/15/03  4.650         200,000      200,000      200,516         200,516
GMAC Smartnotes                8/15/03  4.250         499,000      499,000      496,804         496,804
International Business
 Machines                      9/22/03  5.370         100,000      102,040      103,188         103,188
Colgate-Palmolive              12/1/03  5.270         100,000      100,860      103,018         103,018
Ford Motor Credit              3/20/04  6.125         245,000      249,946      246,901         246,901

                                                                 2,416,846    2,424,762       2,424,762

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
 Name of Issuer and         Maturity   Interest      Bonds and     Cost of      at Balance        Issue Is Carried
 Title of Each Issue          Date       Rate          Notes      Each Issue    Sheet Date        In Balance Sheet

GOVERNMENT OBLIGATIONS:

FHLMC 1628-N                12/15/2023  6.500%        21,142     $    18,367     $    19,308          $   19,308
FNMA 93-224-D               11/25/2023  6.500         18,929          21,600          21,234              21,234
FHLB                         9/15/2003  5.125        255,000         266,200         264,007             264,007
FHLB                        11/15/2005  4.250        750,000         753,004         745,553             745,553
US Treasury Note            11/15/2003  4.250        200,000         199,891         204,812             204,812
US Treasury Note            11/15/2003  4.250        250,000         250,169         256,015             256,015
US Treasury Bill             4/18/2002  2.160        250,000         247,330         249,418             249,418
FNMA                         11/6/2009  4.250        250,000         250,000         243,305             243,305
FNMA                         11/6/2009  4.250        500,000         500,000         486,610             486,610
FHLMC                          2/27/12  4.000        225,000         225,000         224,512             224,512

                                                                   2,731,561       2,714,774           2,714,774


                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)
              COL. A                                    COL. B        COL. C          COL. D           COL. E
                                                                                                   Amount at Which
                                                                                                   Each Portfolio
                                                                                       Market    Of Equity Security
                                        Interest                                      Value of     Issues and Each
                                Next      and                                          Stock        Other Security
 Name of Issuer and             Call    Dividend       Number of     Cost of         at Balance    Issue Is Carried
 Title of Each Issue            Date      Rate          Shares        Stock          Sheet Date    In Balance Sheet

EQUITY:

Preferred Stock:
    Merrill Lynch Trust        9/30/08     7.28%          6,000    $  150,000      $   153,360     $   153,360

Other Equity Investments:

 Aberdeen Asia Pacific
   Income Fund                                                        100,000          100,000         100,000

  Dreyfus Premier Limited
    Term High Income CL B                   8.3%*        12,824       162,378          105,723         105,723

                                                                      412,378          359,083         359,083

                                                                   $5,560,785       $5,498,619      $5,498,619


*Estimated

                        CCA INDUSTRIES, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION

                            (UNAUDITED)


 For the three month period ending February 28, 2002, the Company had revenues of $10,247,194 and net income of $300,063 after a provision for taxes of $188,020; as compared to revenues of $10,178,085 and net income of $336,846 for the quarter ended February 28, 2001. The Company's improvement in its gross profit percentage (from 58% to 63%) enabled it to realize approximately the same earnings as the prior year's first quarter despite an additional $151,054 in advertising expense and an increase in the other (non-advertising) costs of $487,578. The increase in other expenses was primarily due to an increase in labor and commission costs, as well as an increase in insurance costs (mostly due to an additional $62,500 accrued to reflect an anticipated $250,000 increase in the Company''s annual product liability insurance premium), offset by a credit of $104,000 in the provision for doubtful accounts. This credit was due to the collection of some previously reserved amounts as well as a proportionate reduction of the decrease in the over 90-day accounts receivable.

 The Company's financial position as at February 28, 2002 consists of current assets of $16,679,373 and current liabilities of $5,875,383, which equals a current ratio of 2.8:1. In addition, shareholders' equity increased from $15,924,639 at November 30, 2001 to $16,212,687 at February 28, 2002 primarily due to net income earned during the period.

 The Company's cash position decreased primarily due to the purchase of assets and marketable securities ($224,000) and the net effect of cash used in operations ($65,000). Deferred advertising increased due to quarters' commit ments exceeding the prorata share of the annual budget, accounts receivable increased due to an increase in sales in the last month of the quarter, and accounts payable increased primarily due to accruals for advertising. The changes in the aforementioned accounts are "seasonal" and within a normal range for the first quarter.

                        CCA INDUSTRIES, INC.

                     PART II OTHER INFORMATION








 All information pertaining to Part II is omitted pursuant to the instruc-tions pertaining to that part.

 The Company did not file any reports on Form 8-K during the three months ended February 28, 2002.

PART II, ITEM 6. (Continued)                   EXHIBIT 11


                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 COMPUTATION OF EARNINGS PER SHARE

                            (UNAUDITED)



                                           Three Months Ended
                                               February 28,
                                            2002        2001


Item 6.

Weighted average shares outstanding -
   Basic                                 7,045,557   6,909,666
Net effect of dilutive stock
  options--based on the
  treasury stock method
  using average market
  price                                    533,691      79,310

Weighted average shares outstanding -
  Diluted                                7,579,248   6,988,976

Net income                              $  300,063   $ 336,846

Per share amount
  Basic                                 $.04         $.05
  Diluted                               $.04         $.05

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