Form 10-Q
period 2002-05-31
CCA INDUSTRIES INC
filed 2002-07-11
CIK 721447

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 31, 2002

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

  Common Stock, $.01 Par Value - 6,024,627 shares as of May 31,
2002

   Class A Common Stock, $.01 Par Value - 1,020,930 shares as of
                           May 31, 2002

               CCA INDUSTRIES, INC. AND SUBSIDIARIES








                               INDEX

                                                               Page
                                                              Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    May 31, 2002 and November 30, 2001 . . . . . . . . . . . . . 1-2

  Consolidated Statements of Operations
    for the three months and six months ended
    May 31, 2002 and 2001  . . . . . . . . . . . . . . . . . . . . 3

  Consolidated Statements of Comprehensive Income
    for the three months and six months ended
    May 31, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . 4

  Consolidated Statements of Cash Flows for
    the six months ended May 31, 2002
    and 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

  Notes to Consolidated Financial Statements   . . . . . . . . .6-15

  Management's Discussion and Analysis of
    Results of Operations and Financial
    Condition  . . . . . . . . . . . . . . . . . . . . . . . . 16-17

PART II OTHER INFORMATION. . . . . . . . . . . . . . . . . . . 18-19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS


                            A S S E T S

                                                   May 31,     November 30,
                                                    2002           2001
                                                 (Unaudited)

Current Assets
 Cash and cash equivalents                       $  1,903,531 $  2,555,938
 Short-term investments in marketable
   securities (Notes 3 and 10)                        760,138      355,345
 Accounts receivable, net of
   allowances of $1,288,032 and
   $1,295,085 respectively                          6,865,686    4,464,991
 Inventories                                        4,463,369    4,783,530
 Prepaid expenses and sundry receivables              552,634      401,403
 Deferred income taxes                              1,538,487    1,617,403
 Prepaid income taxes and refunds due                   1,703      221,989
 Deferred advertising                               1,982,753        -

   Total Current Assets                            18,068,301   14,400,599

Property and Equipment, net of
 accumulated depreciation and
 amortization                                         459,899      482,261

Intangible Assets, net of accumulated
 amortization of $155,216 at May 31, 2002
 and $131,323 at November 30, 2001                    597,986      618,933

Other Assets
 Marketable securities (Notes 3 and 10)             7,630,681    4,979,758
 Due from officers - Non-current                       19,227       20,598
 Deferred income taxes                                 38,514       40,105
 Other                                                 56,663       56,663

   Total Other Assets                               7,745,085    5,097,124

   Total Assets                                   $26,871,271  $20,598,917

See Notes Consolidated to Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS


               LIABILITIES AND SHAREHOLDERS' EQUITY




                                                    May 31,     November 30,
                                                    2002           2001
                                                  (Unaudited)



Current Liabilities
 Accounts payable and accrued
   liabilities                                   $ 8,405,751   $ 4,154,256
 Income tax payable                                  528,625         9,366

   Total Current Liabilities                       8,934,376     4,163,622

Subordinate Debentures (Due August 1,
 2005)                                               502,656       510,656

Shareholders' Equity
 Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 6,242,823 shares                       62,428        62,428
 Class A common stock, $.01 par;
   authorized 5,000,000 shares; issued
   and outstanding 1,020,930                          10,209        10,209
   Additional paid-in capital                      3,834,296     3,834,296
 Retained earnings                                13,833,111    12,315,062
 Accumulated other comprehensive income          (    58,600) (     50,151)
                                                  17,681,444    16,171,844
   Less: Treasury Stock (218,196 shares
     at May 31, 2002 and November 30,
     2001, respectively)                             247,205       247,205

   Total Shareholders' Equity                     17,434,239    15,924,639

   Total Liabilities and Shareholders'
     Equity                                      $26,871,271   $20,598,917


See Notes to Consolidated Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                            (UNAUDITED)

                              Three Months Ended    Six Months Ended
                                   May 31,              May 31,
                                2002       2001       2002        2001
Revenues
  Sales of Health and
   Beauty Aid
   Products - Net           $13,213,844$12,787,878 $23,372,230 $22,884,407
  Other income                   98,503     76,605     187,311     158,161

                             13,312,347 12,864,483  23,559,541  23,042,568

Costs and Expenses
  Costs of sales              4,399,740  4,372,263   8,164,644   8,616,410
  Selling, general and
    administrative
   expenses                   3,865,127  3,880,089   7,601,451   6,901,420
  Advertising,
   cooperative
   and promotions             2,858,396  2,501,421   5,121,922   4,613,893
  Research and
   development                  138,259    249,272     228,061     340,220
  Provision for
   doubtful
   accounts                  (   41,801)    24,155 (   146,161)    114,673
  Interest expense                8,320     10,895      17,235      51,201
                             11,228,041 11,038,095  20,987,152  20,637,817


    Income before
      Income Taxes            2,084,306  1,826,388   2,572,389   2,404,751

Provision for Income
  Taxes                         866,320    688,609   1,054,340     930,126

  Net Income                 $1,217,986$ 1,137,779 $ 1,518,049 $ 1,474,625


Earnings per Share
  Basic                            $.17       $.17        $.22        $.21
  Diluted                          $.16       $.16        $.20        $.20



See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                            (UNAUDITED)

                               Three Months Ended    Six Months Ended
                                    May 31,                 May 31,
                               2002        2001        2002       2001





Net Income                     $1,217,986 $1,137,779 $1,518,049 $1,474,625


Other Comprehensive
  Income Unrealized
  holding gains(loss)
  on investments                   3,566  (    4,682)(    8,449)    34,835

Provision (Benefit)
  for Taxes                        1,266  (    2,527)(    3,362)    13,473

Other Comprehensive
  Income (Loss) - Net              2,300  (    2,155)(    5,087)    21,362

Comprehensive Income          $1,220,286  $1,135,624 $1,512,962 $1,495,987



Earnings Per Share:
  Basic                             $.17        $.17       $.21       $.22
  Diluted                           $.16        $.16       $.20       $.21



See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                             Six Months      Six Months
                                                Ended          Ended
                                               May 31,        May 31,
                                                2002            2001

Cash Flows from Operating Activities:
 Net income                                   $1,518,049     $1,474,625
 Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
   Depreciation and amortization                 183,186        202,615
   (Gain) loss on sale of marketable
     securities                              (     3,025)         1,642
   Decrease (increase) in deferred
     income taxes                                 80,507    (   148,595)
   (Increase) in accounts
     receivable - Net                        ( 2,400,695)   ( 1,123,604)
   Decrease (increase) in inventory              320,161    (    89,920)
   (Increase) in prepaid expenses
     and miscellaneous receivables           (   151,231)   (   140,488)
   (Increase) in deferred
     advertising                             ( 1,982,753)   ( 2,155,380)
   Increase in income taxes payable              519,259        265,751
   Increase in accounts payable and
     accrued liabilities                       4,251,495      3,760,271
   Decrease in prepaid income
     taxes and refunds due                       220,286        777,691
   (Increase) in security deposits               -          (     2,550)

     Net Cash Provided by Operating
       Activities                              2,555,239      2,822,058

Cash Flows from Investing Activities:
 Acquisition of property, plant
   and equipment                             (   136,932)   (    16,431)
 Acquisition of intangible
   assets                                    (     2,945)   (    22,756)
 Decrease (increase) of money due
   from officers                                   1,371    (       355)
 Purchase of marketable securities           ( 3,387,647)   ( 3,189,974)
 Proceeds from sale and maturity of
   investments                                   324,507      2,938,681

   Net Cash (Used in) Investing
     Activities                              ( 3,201,646)   (   290,835)

Cash Flows from Financing Activities:
 Payment on debt                                  -         ( 1,500,000)
 Purchase of treasury stock                       -         (    55,303)
 Repurchase of outstanding
   debenture                                 (     6,000)   (    22,500)

     Net Cash (Used in) Financing
     Activities                              (     6,000)   ( 1,577,803)

Net (Decrease) Increase in Cash              (   652,407)       953,420

Cash at Beginning of Period                    2,555,938        804,508

Cash at End of Period                         $1,903,531     $1,757,928

Supplemental Disclosures of Cash Flow
 Information:
   Cash paid during the period for:
     Interest                                 $   17,235     $   52,271
     Income taxes                                324,810         51,806



See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated finan-cial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes re-quired by generally accepted accounting principles for complete financial statements. In the opinion of manage-ment, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ended
 November 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2001.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

 CCA Industries, Inc. ("CCA") was incorporated in the State of Delaware on March 25, 1983.

 CCA manufactures and distributes health and beauty aid products.

 CCA has several wholly-owned subsidiaries (CCA Cosmetics, Inc., CCA Labs, Inc., Berdell, Inc., Nutra Care Corpora-tion, and CCA Online Industries, Inc.), all of which are currently inactive.

 In March of 1998 CCA acquired 80% of the newly organized
 Fragrance Corporation of America, Ltd. which manufactures and distributes perfume products. In 1999, the Company adopted a formal plan to discontinue the operations of the subsidiary. As of November 30, 2001, the Company had completed its plan of dissolution.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation:

 The consolidated financial statements include the ac-counts of CCA and its wholly-owned subsidiaries (collec - tively the "Company"). The minority interest in the discontinued consolidated subsidiary is no longer re-flected in the financial statements. All significant inter-company accounts and transactions have been elimi-nated.

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

 Short-Term Investments in Marketable Securities:

 Short-term investments in marketable securities consist of corporate and government bonds and equity securities.
 The Company has classified its investments as Available-for-Sale securities. Accordingly, such investments are reported at fair market value, with the resultant unreal ized gains and losses reported as a separate component of shareholders' equity.

 Statements of Cash Flows Disclosure:

 For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of less than three months to be cash equivalents.

 Inventories:

 Inventories are stated at the lower of cost (first-in, first-out) or market.

 Product returns are recorded in inventory when they are received at the lower of their original cost or market, as appropriate. Obsolete inventory is written off and its value is removed from inventory at the time its obso-lescence is determined.

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

   Income Taxes:

   Income tax expense includes federal and state taxes currently payable and deferred taxes arising from tempo-rary differences between income for financial reporting and income tax purposes.

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

 Revenue Recognition:

 The Company recognizes net sales upon shipment of mer-chandise. Net sales comprise gross revenues less ex-pected returns, trade discounts, customer allowances and various sales incentives. Although no legal right of return exists between the customer and the Company, it is an industry-wide practice to accept returns from custom ers. The Company, therefore, records a reserve for re-turns equal to its gross profit on its historical per-centage of returns on its last five months sales.

 Accounts Receivable:

 Accounts receivable with credit balances have been in cluded as a current liability in "Accounts payable and accrued liabilities" in the accompanying balance sheet.

 The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $439,602 and $391,806 as of May 31, 2002 and November
 30, 2001, respectively.

 Shipping and Handling Costs:

 The Company presents shipping and handling costs as part of Selling, general and administrative expense and not as part of Cost of sales. Freight costs were $1,057,947 and $1,271,719 for the six months ended May 31, 2002 and 2001, respectively.

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

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

   The components of inventory consist of the following:

                                      May 31,          November 30,
                                       2002               2001

   Raw materials                    $3,476,156         $2,225,814
   Finished goods                    2,134,523          3,610,432
                                    $5,610,679         $5,836,246


   At May 31, 2002 and November 30, 2001, the Company had a reserve for obsolescence of $1,147,310 and $1,052,716, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

   The components of property and equipment consisted of the following:

                                                  May 31,     November 30,
                                                    2002          2001

   Machinery and equipment                    $   171,196      $  168,421
   Furniture and equipment                        775,984         741,414
   Transportation equipment                        10,918          10,918
   Tools, dies, and masters                       583,004         550,825
   Leasehold improvements                         229,690         162,283
                                                1,770,792       1,633,861
   Less:  Accumulated depreciation
              and amortization                  1,310,893       1,151,600

   Property and Equipment - Net               $   459,899      $  482,261

   Depreciation expense for the six months ended May 31, 2002 and 2001 amounted to $159,293 and $179,231, respec-
   tively.

NOTE 6 - INTANGIBLE ASSETS

   Intangible assets consist of the following:
                                                 May 31,      November 30,
                                                  2002            2001

   Patents and trademarks                       $753,202        $750,256
   Less:  Accumulated amortization               155,216         131,323

   Intangible Assets - Net                      $597,986        $618,933

   Amortization expense for the six months ended May 31, 2002 and 2001 amounted to $23,893 and $23,384, respec-
   tively.
                                -10-

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DEFERRED ADVERTISING

   In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs pro portionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $1,982,753 is accordingly reflected in the balance sheet for the interim period. This deferral is the result of the Company's $7,500,000 media budget for the year which contemplates lower spend ing in the 4th quarter than in the other three quarters; as well as the Company's Co-op advertising commitments which also anticipates a lower expenditure in the 4th quarter.

   The table below sets forth the calculation:

                                                      May            May
                                                     2002            2001
                                                (In Millions)    (In Millions)

 Media advertising budget for the
   fiscal year                                         $7.50      $6.50


 Pro-rata portion for six months                       $3.75      $3.25
 Media advertising spent                                5.14       4.63
 Accrual (deferral)                                   ($1.39)    ($1.38)

 Anticipated Co-op advertising
   commitments                                         $4.00      $4.00

 Pro-rata portion for six months                       $2.00      $2.00
   Co-op advertising spent                              2.59       2.78
   Accrual (deferral)                                ($  .59)    ($0.78)

 NOTE 8 -ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

 The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                         May 31,       November 30,
                                          2002            2001
                                     (In Thousands)   (In Thousands)

  Vacation accrual                    $       *        $   254
  Media advertising                       1,904            424
  Coop advertising                        1,540            392
  Accrued returns                           686            301
  Accrued bonuses                           536            510
                                         $4,666         $1,881
* under 5%

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (Continued)

  All other liabilities were for trade payables or individ-ually did not exceed 5% of total current liabilities.

NOTE 9 - OTHER INCOME

  Other income consists of the following at May 31:

                                         2002                 2001

  Interest income                      $150,347            $120,393
  Dividend income                         6,175               8,678
  Miscellaneous                          30,789              29,090
                                       $187,311            $158,161

NOTE 10 -SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

  Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securi-ties and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at May 31, 2002 and November 30, 2001 were as follows:

                                         May 31,          November 30,
                                           2002               2001

   Current:                         COST     MARKET      COST      MARKET

   Corporate
     obligations                $  390,000 $  397,339  $     -     $     -
   Mutual Funds                    164,955    107,286     159,805    107,015
   Government
     obligations
     including
     mortgage
     backed
     securities)                   250,179    255,513     247,330    248,330

       Total                       805,134    760,138     407,135    355,345

   Non-Current:

   Corporate
     obligations                 2,701,846  2,713,737   2,416,846  2,434,080
   Government obli-
     gations                     4,184,485  4,163,004   2,311,273  2,294,058
     Preferred stock               757,954    753,940     250,000    251,620

       Total                     7,644,285  7,630,681   4,978,119  4,979,758

       Total                    $8,449,419 $8,390,819  $5,385,254 $5,335,103

  The market value at May 31, 2002 was $8,390,819 as compared to $5,335,103 at November 30, 2001. The gross unrealized gains and losses as at May 31, 2002 and November 30, 2001 were $40,762 and ($99,362) for May 31, 2002 and $35,542 and
  ($85,693) for November 30, 2001, respectively. The cost and market values of the investments at May 31, 2002 were as follows:

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
Name of Issuer and            Maturity  Interest   Bonds and    Cost of     at Balance       Issue Carried in
Title of Each Issue             Date      Rate       Notes     Each Issue   Sheet Date        Balance Sheet


CORPORATE OBLIGATIONS:
GMAC Smartnotes               10/15/03    4.600%    250,000   $  250,000    $  251,825          $ 251,825
GMAC Smartnotes               10/15/03    4.750     325,000      325,000       327,831            327,831
GMAC Smartnotes                1/15/03    5.550     250,000      250,000       254,483            254,483
GMAC Smartnotes                2/15/03    5.750     140,000      140,000       142,856            142,856
GMAC Smartnotes                6/15/03    4.750     300,000      300,000       302,895            302,895
GMAC Smartnotes                7/15/03    4.650     200,000      200,000       201,692            201,692
GMAC Smartnotes                8/15/03    4.250     499,000      499,000       500,697            500,697
GMAC Smartnotes                5/15/04    4.250     250,000      250,000       249,245            249,245
GMAC Smartnotes                5/15/05    5.000     175,000      175,000       174,967            174,967
Household Finance Corp.
  Internotes                   5/15/04    4.250     250,000      250,000       249,260            249,260
International Business
 Machines                      9/22/03    5.370     100,000      102,040       102,726            102,726
Colgate-Palmolive              12/1/03    5.270     100,000      100,860       102,572            102,572
Ford Motor Credit              3/20/04    6.125     245,000      249,946       250,027            250,027

                                                               3,091,846     3,111,076          3,111,076


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
Name of Issuer and             Maturity  Interest   Bonds and    Cost of      at Balance     Issue Carried in
Title of Each Issue              Date      Rate       Notes     Each Issue    Sheet Date      Balance Sheet

GOVERNMENT OBLIGATIONS:
FHLMC 1628-N                   12/15/2023  6.500%      14,286  $  13,724     $   14,563        $   14,563
FNMA 93-224-D                  11/25/2023  6.500        1,676      2,133          1,684             1,684
FHLB                            9/15/2003  5.125      255,000    266,200        262,571           262,571
FHLB                           11/15/2005  4.250      750,000    753,004        748,245           748,245
US Treasury Note               11/15/2003  4.250      200,000    199,891        202,366           202,366
US Treasury Note               11/15/2003  4.250      250,000    250,169        257,056           257,056
FNMA                            11/6/2009  4.250      250,000    250,000        242,243           242,243
FNMA                            11/6/2009  4.250      500,000    500,000        485,565           485,565
FHLMC                             2/27/12  4.000      225,000    225,000        223,961           223,961
FNMA                              9/15/04  3.500      250,000    249,805        250,157           250,157
FHLMC                             12/6/05  4.600      225,000    225,000        226,055           226,055
FNMA Global                      10/15/06  4.375      200,000    199,559        198,812           198,812
FNMA                             11/23/04  4.000      250,000    250,000        250,860           250,860
FNMA                              2/24/05  4.100      200,000    200,000        201,062           201,062
FNMA                              5/20/05  3.500      200,000    200,000        199,100           199,100
FNMA                             11/15/05  4.250      200,000    200,000        199,602           199,602
FNMA                              5/16/06  4.000      200,000    200,000        199,102           199,102
Muniyield NJ Insd Frd Inc.                              3,500     50,945         52,185            52,185
Muniholdings NJ Insd FD Inc.                            3,700     49,502         50,024            50,024
Nuveen NJ Invt Quality Mun Fd                           3,300     49,686         50,589            50,589
Nuveen NJ Invt Prem Inc Mun Fd                          3,300     49,112         50,325            50,325
Van Kamp Amer Cap Inv Gr NJ                             3,100     50,934         52,390            52,390

                                                               4,434,664      4,418,517         4,418,517


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
Title of Each Issue               Date      Rate           Notes      Each Issue     Sheet Date      Balance Sheet

EQUITY:

Preferred Stock:
    Merrill Lynch Trust           9/30/08   7.28%          6,000     $  150,000       $  149,760          $  149,760
     Tennessee Valley
     Auth Ser A                    5/1/29   6.50           8,000        207,954          203,040             203,040
    Corporate Backed Trust
      Certificates For AIG
      Sun America                 5/17/07   6.70           6,000        150,000          151,140             151,140
    Corporate Backed Trust
      Certificates For
      Bristol Myers
      Squibb                      5/23/07   6.80           6,000        150,000          150,000             150,000

Other Equity Investments:

Aberdeen Asia Pacific
  Income Fund                                                           100,000          100,000             100,000

Dreyfus Premier Limited
  Term High Income CL B                     9.96%*        12,824        164,955          107,286             107,286

                                                                        922,909          861,226             861,226

*as of May 2002                                                      $8,449,419       $8,390,819          $8,390,819

                                            -15-

                     CCA INDUSTRIES, INC.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

                           (UNAUDITED)

  For the three month period ended May 31, 2002, the Company had revenues of $13,312,347 and net income of $1,217,986 after a provision for taxes of $866,320. Last year,for the May 31 quarter, the Company had $12,864,483 of revenue and net income of $1,137,779. This represents a 3% and 7% improvement for sales and net income, respectively. Gross margins improved from 65.8% to 66.7%. This was primarily due to economies of scale derived as a result of the higher sales volume. Selling, general and administrative (SG&A) expenses remained the same at $3.9 million.

  For the three month period ending May 31, 2002, advertis-ing, cooperative and promotional allowance expenditures were $2.86 million. Last year, for the same three month period ending May 31, 2001, they were $2.5 million. The increase was due to an estimated increase in advertising. Advertising expenditures were 21.6% of sales compared to 19.6% last year. Since both co-op advertising and promotions have a material effect on the Company's operation, the Company attempts to anticipate its advertising and promotional commitments as a percent of gross sales in order to control its effect on its net income. In accordance with APB No. 28, Interim Financial Reporting, the Company expenses its advertising and related costs proportionately over the interim periods, based on its total expected costs per its various advertising programs. Consequently, a deferral of $1.4 million for media expense and $.6 million for co-op expenditures for the six month period is reflected in the balance sheet. The Company deferred $2.16 million of media costs in the prior year for the six month period. The deferral is the result of the Company's current $7.5 million media budget for the entire year, which is predi-cated on substantially lower spending in the third and fourth quarters. Co-op expenditures are budgeted at $4 million for the year. Specifically, the Company spent $5.14 million for media advertising in the six months and $2.6 million in co-op advertising. The difference between the actual expense and the budgeted expense is deferred or accrued over the subsequent six month period, and by the end of the year will be fully expensed.

  For the six month period ended May 31, 2002, the Company had revenue of $23,559,541 and a net income of $1,518,049 after a provision of income taxes of $1,054,340. In the prior year's period, the Company had revenues of $23,042,568 and net income of $1,474,625 after a provision for income taxes of $930,126. Gross profit margins for the six month period ending May 31, 2002 increased from 62.4% in the prior year to 65%.

  For the six month period ended May 31, 2002, advertising cooperative and promotional allowance expenditures was $5,121,922 as compared to $4,613,893 for the six month period ending May 31, 2001. This is primarily due to an estimated increase in the national advertising budget from $6.5 million to $7.5 million annually. Advertising expenditures were 21.9% of sales vs. 20.2% last year.

  For the six month period ending May 31, 2002, research and development expenses were $228,061 compared to $340,200 last year.

                      CCA INDUSTRIES, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

              OF OPERATIONS AND FINANCIAL CONDITION

                           (UNAUDITED)



  The Company's financial position as of May 31, 2002 con-sists of current assets of $18,068,301 and current liabilities of $8,934,376. In addition, shareholders' equity increased from $15,924,639 at November 30, 2001 to $17,434,239 at May 31,
2002 primarily due to net income earned during the period.

  The Company generated $2.56 million in cash from operations due to the six month net income of $1.5 million, a $4.25 mil-lion increase in accounts payable, a $820,000 net increase in income taxes due, and an inventory reduction of $320,000. Cash decreased due to the increase in the Company's accounts receiv-able of $2.4 million and an increase in deferred advertising of $2.0 million. Both the increase in deferred advertising and accounts receivable are "normal" seasonal increases.

  The $2.6 million cash generated by operations, however, was used to invest in liquid marketable securities of $3.1 million and for the acquisition of computer equipment of $135,000, leaving the Company with a net decrease in its cash position of approximately $650,000.

                                                          EXHIBIT 11


               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 COMPUTATION OF EARNINGS PER SHARE

                            (UNAUDITED)





                                 Three Months Ended    Six Months Ended
                                     May 31,                May 31,


                                  2002        2001       2002      2001

Item 6.

Weighted average shares
 outstanding - Basic            7,045,557   6,877,058  7,045,557  6,893,183
Net effect of dilutive stock
 options--based on the
 treasury stock method
 using average market
 price                            533,691     399,909    547,560    316,814

Weighted average shares
 outstanding - Diluted          7,579,248   7,276,967  7,593,117  7,209,997


Net income                     $1,217,986  $1,137,779 $1,518,049 $1,474,625

Per share amount
 Basic                               $.17        $.17       $.22       $.21
 Diluted                             $.16        $.16       $.20       $.20

                       CCA INDUSTRIES, INC.

                     PART II OTHER INFORMATION








 All information pertaining to Part II is omitted pursuant to the instructions pertaining to that part.

 The Company filed a report on Form 8-K on May 23, 2002 which is hereby incorporated by reference.

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