Form 10-Q
period 2002-08-31
CCA INDUSTRIES INC
filed 2002-10-15
CIK 721447

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 2002

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

Common Stock, $.01 Par Value - 6,026,427 shares as of August 31, 2002

   Class A Common Stock, $.01 Par Value - 973,230 shares as of
                          August 31, 2002

               CCA INDUSTRIES, INC. AND SUBSIDIARIES








                               INDEX

                                                                Page
                                                               Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    August 31, 2002 and November 30, 2001. . . . . . . . . . . . 1-2

  Consolidated Statements of Operations
    for the three months and nine months ended
    August 31, 2002 and 2001 . . . . . . . . . . . . . . . . . . . 3

  Consolidated Statements of Comprehensive Income
    for the three months and nine months ended
    August 31, 2002 and 2001 . . . . . . . . . . . . . . . . . . . 4

  Consolidated Statements of Cash Flows for
    the nine months ended August 31, 2002
    and 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . 5-6

  Notes to Consolidated Financial Statements   . . . . . . . . .7-16

  Report of Independent Accountants. . . . . . . . . . . . . . . .17

  Management's Discussion and Analysis of
    Results of Operations and Financial
    Condition  . . . . . . . . . . . . . . . . . . . . . . . . 18-19

PART II OTHER INFORMATION AND REPORTS ON FORM 8-K. . . . . . . 20-21

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .22

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF
 FINANCIAL OFFICER PURSUANT TO TITLE 18, UNITED STATES
 CODE, SECTION 1350, AS ADOPTED PURSUANT TO SECTION
 906 OF THE SARBANES-OXLEY ACT OF 2002 . . . . . . . . . . . . 23-24

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS




                            A S S E T S



                                               August 31,    November 30,
                                                  2002           2001


Current Assets
 Cash and cash equivalents                    $  2,007,441   $  2,555,938
 Short-term investments and marketable
   securities                                      969,085        355,345
   Accounts receivable, net of allowances of
    $1,268,199 and $1,295,085, respectively      5,866,051      4,464,991
 Inventories                                     4,542,378      4,783,530
 Prepaid expenses and sundry receivables           271,315        401,403
 Deferred income taxes                           1,493,561      1,617,403
 Prepaid income taxes and refunds due                1,703        221,989
 Deferred advertising                              944,111            -

   Total Current Assets                         16,095,645     14,400,599

Property and Equipment, net of accumulated
  depreciation and amortization                    685,090        482,261

Intangible Assets, net of accumulated
 amortization of $167,167 at August 31, 2002
   and $131,323 at November 30, 2001               586,035        618,933

Other Assets
 Marketable securities                           8,069,613      4,979,758
 Due from officers - Non-current                    18,528         20,598
 Deferred income taxes                              37,298         40,105
 Other                                              56,663         56,663

   Total Other Assets                            8,182,102      5,097,124

   Total Assets                                $25,548,872    $20,598,917








See Notes Consolidated to Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS


               LIABILITIES AND SHAREHOLDERS' EQUITY




                                               August 31,    November 30,
                                                 2002            2001


Current Liabilities
 Accounts payable and accrued liabilities   $   6,579,300   $  4,154,256
 Income taxes payable                             351,490          9,366

   Total Current Liabilities                    6,930,790      4,163,622

Subordinated Debentures (due August 1, 2005)      502,656        510,656

Shareholders' Equity
 Preferred stock, $1.00 par; authorized
   20,000,000 shares; none issued                    -              -
 Common stock, $.01 par; authorized
   15,000,000 shares; issued 6,290,523 and
   6,242,823 shares, respectively                  62,905         62,428
 Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
   973,230 and 1,020,930 shares, respectively       9,732         10,209
 Additional paid-in capital                     3,834,296      3,834,296
 Retained earnings                             14,555,932     12,315,062
 Unrealized (losses) on marketable
   securities                                (     12,274)  (     50,151)
                                               18,450,591     16,171,844

   Less: Treasury Stock (264,096 and
         218,196 shares at August 31,
         2002 and November 30,
         2001, respectively)                      335,165        247,205

   Total Shareholders' Equity                  18,115,426     15,924,639

   Total Liabilities and Shareholders'
     Equity                                   $25,548,872    $20,598,917







See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                            (UNAUDITED)


                               Three Months Ended        Nine Months Ended
                                   August 31,                 August 31,
                                2002        2001          2002        2001

Revenues
  Sales of Health and
   Beauty Aid
   Products - Net           $11,391,258  $10,024,875   $34,763,488 $32,909,282
   Other income                 120,056       89,322       307,367     247,483
                             11,511,314   10,114,197    35,070,855  33,156,765


Costs and Expenses
  Costs of sales              3,559,990    3,368,589    11,724,634  11,984,999
  Selling, general and
    administrative
   expenses                   4,039,125    3,515,497    11,640,576  10,416,917
  Advertising, cooperative
    and promotions            2,536,666    2,480,549     7,658,588   7,094,442
  Research and development      184,203      238,498       412,264     578,718
  Provision for doubtful
    accounts                      6,287  (    25,982)   (  139,874)     88,691

 Interest expense                 8,688       11,715        25,923      62,916

                             10,334,959    9,588,866    31,322,111  30,226,683

    Income before Provision
      for Income Taxes        1,176,355      525,331     3,748,744   2,930,082

Provision for Income
  Taxes                         453,533      221,206     1,507,873   1,151,331

  Net Income                $   722,822  $   304,125   $ 2,240,871 $ 1,778,751

Earnings per Share
  Basic                            $.10         $.04          $.32        $.26
  Diluted                          $.10         $.04          $.30        $.24










See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (UNAUDITED)


                                   Three Months Ended    Nine Months Ended
                                       August 31,            August 31,
                                  2002       2001         2002      2001





Net Income                    $  722,822 $  304,125   $2,240,871  $1,778,751


Other Comprehensive Income
 Unrealized holding gains
 (loss) on investments            46,326      3,248       37,877      38,083

Provision for Taxes               18,591      1,367       15,229      14,963

Other Comprehensive Income
 - Net                            27,735      1,881       22,648      23,120


Comprehensive Income          $  750,557 $  306,006   $2,263,519  $1,801,871



Earnings Per Share:
 Basic                              $.11       $.04         $.32        $.26
 Diluted                            $.10       $.04         $.30        $.24























See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                Nine Months    Nine Months
                                                   Ended         Ended
                                                 August 31,    August 31,
                                                   2002           2001
Cash Flows from Operating Activities:
  Net income                                    $2,240,871    $1,778,751
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                   275,175       289,201
   Loss on sale of marketable securities               437         5,792
   Decrease (increase) in deferred income
     taxes                                         126,650   (     2,284)
   (Increase) decrease in accounts
     receivable - Net                          ( 1,401,060)      753,929
   Decrease in inventory                           241,152        97,485
   Decrease in prepaid expenses
     and miscellaneous receivables                 130,086       109,694
   (Increase) in deferred advertising          (   944,111)  (   734,110)
   Increase in accounts payable and
     accrued liabilities                         2,425,044       980,946
   Increase in taxes payable                       342,124        76,096
   (Increase) in security deposits                    -      (     1,221)
   Decrease in prepaid income
     taxes and refunds due                         220,286       687,756

      Net Cash Provided by Operating Activities  3,656,654     4,042,035

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment (   442,160)  (    24,292)
  Acquisition of intangible assets             (     2,946)  (    24,029)
  Proceeds of money due from officers                2,070           267
  Purchase of marketable securities            ( 4,997,568)  ( 4,458,073)
  Proceeds from sale and maturity of
   investments                                   1,329,413     4,009,654

   Net Cash (Used in) Investing Activities     ( 4,111,191)  (   496,473)

Cash Flows from Financing Activities:
  Payment on debt                                  -         ( 1,500,000)
  Purchase of treasury stock                   (    87,960)  (    70,973)
  Repurchase of outstanding debentures         (     6,000)  (    23,000)

   Net Cash (Used in) Financing Activities     (    93,960)  ( 1,593,973)

Net (Decrease) Increase in Cash                (   548,497)    1,951,589

Cash at Beginning of Period                      2,555,938       804,508

Cash at End of Period                           $2,007,441    $2,756,097


See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                            (UNAUDITED)

                                               Nine Months    Nine Months
                                                  Ended          Ended
                                                August 31,     August 31,
                                                   2002          2001
Supplemental Disclosures of Cash Flow
 Information:
   Cash paid during the period for:
     Interest                                   $  33,628    $   68,865
      Income taxes                                913,748       495,667














See Notes to Consolidated Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial state-ments have been prepared in accordance with generally accepted ac-counting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accord ingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended August 31, 2002 are not necessarily indicative of the results that may be expected for the year ended November 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2001.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation:

 The consolidated financial statements include the accounts of CCA and its wholly-owned subsidiaries (collectively the "Company"). The minority interest in the discontinued subsidiary is no longer re flected in the financial statements. All significant inter-company accounts and transactions have been eliminated.

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

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Earnings Per Common Share:

 The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in 1998. Basic earnings per share is calculated using the average number of shares of common stock outstanding during the year. Diluted earnings per share is computed on the basis of the average number of common shares out standing plus the effect of outstanding stock options using the "treasury stock method" and convertible debentures using the "if-converted" method. Common stock equivalents consist of stock op-tions. On March 30, 2001, the Company repriced all of the outstand-ing stock options to $.50.

 Revenue Recognition:

 The Company recognizes net sales upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Although no legal right of return exists between the customer and the Company, it is an industry-wide practice to accept returns from customers. The Com-pany, therefore, records a reserve for returns equal to its gross profit on its historical percentage of returns on its last five months sales.

 Accounts Receivable:

 Accounts receivable with credit balances have been included as a current liability in "Accounts payable and accrued liabilities" in the accompanying balance sheet.

 The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $410,707 and $391,806 as of August 31, 2002 and November 30, 2001, respectively.

 Shipping and Handling Costs:

 The Company presents shipping and handling costs as part of Selling, general and administrative expense and not as part of Cost of sales. Freight costs were $1,605,771 and $1,873,027 for the nine months ended August 31, 2002 and 2001, respectively.

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

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

   The components of inventory consist of the following:

                                     August 31,        November 30,
                                       2002               2001

   Raw materials                    $3,209,418         $2,225,814
   Finished goods                    2,192,672          3,610,432
                                    $5,402,090         $5,836,246

   At August 31, 2002 and November 30, 2001, the Company had a reserve for obsolescence of $859,712 and $1,052,716, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

   The components of property and equipment consisted of the following:

                                                August 31,      November 30,
                                                   2002             2001

   Machinery and equipment                    $   175,266       $   168,421
   Furniture and equipment                      1,011,529           741,414
   Transportation equipment                        10,918            10,918
   Tools, dies, and masters                       607,655           550,825
   Leasehold improvements                         270,653           162,283
                                                2,076,021         1,633,861
   Less:  Accumulated depreciation
                   and amortization             1,390,931         1,151,600

   Property and Equipment - Net               $   685,090       $   482,261

   Depreciation expense for the nine months ended August 31, 2002 and 2001 amounted to $239,331 and $253,933, respectively.

NOTE 6 - INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                                August 31,       November 30,
                                                   2002              2001

   Patents and trademarks                        $753,202          $750,256
   Less:  Accumulated amortization                167,167           131,323

   Intangible Assets - Net                       $586,035          $618,933

   Amortization expense for the nine months ended August 31, 2002 and 2001 amounted to $35,844 and $35,268, respectively.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DEFERRED ADVERTISING

   In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $944,111 is accord ingly reflected in the balance sheet for the interim period. This deferral is the result of the Company's $7,500,000 media budget for the year which contemplates lower spending in the 4th quarter than in the other three quarters; as well as the Company's Co-op advertising commitments which also anticipates a lower expenditure in the 4th quarter.

   The table below sets forth the calculation:

                                                    August        August
                                                     2002          2001
                                                 (In Millions)  (In Millions)

  Media advertising budget for the fiscal year         $7.50       $6.50

  Pro-rata portion for nine months                     $5.63       $4.88
  Media advertising spent                               6.40        5.44
  Accrual (deferral)                                  ($0.77)     ($0.56)

  Anticipated Co-op advertising commitments            $4.00       $4.00

  Pro-rata portion for nine months                     $3.00       $3.00
  Co-op advertising spent                               3.17        3.17
  Accrual (deferral)                                  ($0.17)     ($0.17)

 NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                        August 31,       November 30,
                                           2002              2001
                                     (In Thousands)     (In Thousands)

  a) Media advertising                  $   903          $  424
  b) Coop advertising                     1,430             392
  c) Accrued returns                        814             301
  d) Accrued bonuses                        537             510
  e) Vacation accrual                         *             254
                                         $3,684          $1,881
  * under 5%

  All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - OTHER INCOME

  Other income consists of the following at August 31:

                                          2002            2001

  Interest income                      $256,047        $196,143
  Dividend income                         9,352          12,644
  Miscellaneous                          41,968          38,696
                                       $307,367        $247,483

NOTE 10 -  SUBORDINATED DEBENTURES

  On August 1, 2000, the Company repurchased (pursuant to a tender offer) 278,328 shares of its outstanding common stock by issuing subordinated debentures equal to $2 per share, which accrue interest at 6% and are due to mature on August 1, 2005. The interest is payable semi-annually.

NOTE 11 -  SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

  Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at August 31, 2002 and November 30, 2001 were as follows:

                                          August 31,          November 30,
                                            2002                  2001

   Current:                            COST      MARKET       COST      MARKET

   Corporate obligations           $  390,000  $  393,761  $    -     $    -
   Mutual funds                       167,646      92,508    159,805    107,015
   Government obligations
     (including mortgage
       backed securities)             473,714     482,816    247,330    248,330

       Total                        1,031,360     969,085    407,135    355,345

   Non-Current:

   Corporate obligations            2,701,846   2,706,418  2,416,846  2,434,080
   Government obli-
     gations                        4,455,367   4,487,575  2,311,273  2,294,058
      Preferred stock                 762,399     775,620    150,000    151,620
   Other equity
     investments                      100,000     100,000    100,000    100,000

       Total                        8,019,612   8,069,613  4,978,119  4,979,758

       Total                       $9,050,972  $9,038,698 $5,385,254 $5,335,103

                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

 The market value at August  31, 2002 was $9,038,698 as compared to $5,335,103 at November 30, 2001.
 The gross unrealized gains and losses were $82,517 and ($94,791) for August 31, 2002 and $35,542 and ($85,693) for November 30, 2001.  The cost and market values of the investments at August 31,
 2002 were as follows:

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
 Name of Issuer and            Maturity  Interest    Bonds and    Cost of    at Balance  Issue Carried in
 Title of Each Issue            Date       Rate        Notes     Each Issue  Sheet Date    Balance Sheet


CORPORATE OBLIGATIONS:
GMAC Smartnotes               10/15/03    4.600%      250,000   $  250,000  $  251,063     $  251,063
GMAC Smartnotes               10/15/03    4.750       325,000      325,000     326,879        326,879
GMAC Smartnotes                1/15/03    5.550       250,000      250,000     252,173        252,173
GMAC Smartnotes                2/15/03    5.750       140,000      140,000     141,588        141,588
GMAC Smartnotes                6/15/03    4.750       300,000      300,000     302,955        302,955
GMAC Smartnotes                7/15/03    4.650       200,000      200,000     201,760        201,760
GMAC Smartnotes                8/15/03    4.250       499,000      499,000     500,667        500,667
GMAC Smartnotes                5/15/04    4.250       250,000      250,000     248,108        248,108
GMAC Smartnotes                5/15/05    5.000       175,000      175,000     174,479        174,479
Household Finance Corp.
  Internotes                   5/15/04    4.250       250,000      250,000     247,810        247,810
International Business
 Machines                      9/22/03    5.370       100,000      102,040     102,872        102,872
Colgate-Palmolive              12/1/03    5.270       100,000      100,860     103,259        103,259
Ford Motor Credit              3/20/04    6.125       245,000      249,946     246,566        246,566

                                                                 3,091,846   3,100,179      3,100,179

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
 Name of Issuer and            Maturity  Interest     Bonds and   Cost of   at Balance   Issue Carried in
 Title of Each Issue           Date        Rate         Notes    Each Issue Sheet Date     Balance Sheet

GOVERNMENT OBLIGATIONS:
FHLMC 1628-N                   12/15/2023  6.500%      11,055  $    10,493    $  11,331    $   11,331
FHLB                            9/15/2003  5.125      255,000      266,200      263,925       263,925
FHLMC                             6/27/06  3.500      200,000      200,000      200,038       200,038
US Treasury Bill                11/7/2002  1.660       75,000       74,517       74,765        74,765
US Treasury Note               11/15/2003  4.250      200,000      199,891      203,817       203,817
US Treasury Note               11/15/2003  4.250      250,000      250,169      259,404       259,404
FNMA                            11/6/2009  4.250      250,000      250,000      252,350       252,350
FNMA                            11/6/2009  4.250      500,000      500,000      504,700       504,700
FHLMC                             2/27/12  4.000      225,000      225,000      225,169       225,169
FNMA                              9/15/04  3.500      250,000      249,805      255,938       255,938
FHLMC                             12/6/05  4.600      225,000      225,000      225,070       225,070
FNMA Global                      10/15/06  4.375      200,000      199,559      208,250       208,250
FNMA                              2/24/05  4.100      200,000      200,000      201,876       201,876
FNMA                              5/20/05  3.500      200,000      200,000      200,746       200,746
FNMA                             11/15/05  4.250      200,000      200,000      202,344       202,344
FNMA                              5/16/06  4.000      200,000      200,000      200,044       200,044
FNMA                              8/15/12  4.000      250,000      249,200      249,200       249,200
Tobacco Settlement Fin
 Corp. N                         6/1/2015  5.000      200,000      198,500      194,588       194,588
NJ EDA Trans Sublease RV
 Lightrail 199A FSA              5/1/2004  5.000      300,000      317,444      316,593       316,593
Port Authority NY & NJ
 Cons 88th SR BE                10/1/2004  4.500      225,000      238,789      237,427       237,427
Muniyield NJ Insd Frd Inc.                              5,500       81,350       84,535        84,535
Muniholdings NJ Insd FD Inc.                            5,900       79,896       84,547        84,547
Nuveen NJ Invt Quality Mun Fd                           5,200       79,507       80,444        80,444
Nuveen NJ Invt Prem Inc Mun Fd                          5,200       78,639       80,340        80,340
Van Kamp Amer Cap Inv Gr NJ                             4,800       80,502       81,600        81,600
Blackcock NJ Municipal Inc.                             5,500       73,820       71,350        71,350

                                                                 4,929,081    4,970,391     4,970,391

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
 Title of Each Issue               Date      Rate        Notes     Each Issue  Sheet Date     Balance Sheet

EQUITY:

Preferred Stock:
    Merrill Lynch Trust           9/30/08   7.28%        6,000  $   150,000   $  152,520     $   152,520
    Tennessee Valley Auth Ser A    5/1/29   6.50         8,000      207,954      211,040         211,040
    Tennessee Valley Auth Ser A    5/1/29   6.50         4,000      104,445      105,520         105,520
    Corporate Backed Trust
      Certificates For AIG
      Sun America                 5/17/07   6.70         6,000      150,000      153,600         153,600
    Corporate Backed Trust
      Certificates For Bristol
      Myers Squibb                5/23/07   6.80         6,000      150,000      152,940         152,940

                                                                    762,399      775,620         775,620
Other Equity Investments:

Aberdeen Asia Pacific
  Income Fund                                                       100,000      100,000         100,000

Dreyfus Premier Limited
  Term High Income CL B                             14,545.218      167,646       92,508          92,508

                                                                    267,646      192,508         192,508

                                                                 $9,050,972   $9,038,698      $9,038,698

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of CCA Industries. Inc.

We have reviewed the accompanying consolidated balance sheet of CCA Industries, Inc. (the "Company") and its subsidiaries as of August 31, 2002, and the related consolidated statements of income for the three months and nine months ended August 31, 2002 and August 31, 2001, respectively, and the consolidated statements of cash flows for the nine months ended August 31, 2002 and August 31, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of November 30, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 1, 2002, we express an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of November 30, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                            Sheft Kahn & Company LLP

September 30, 2002
Jericho, NY

                         CCA INDUSTRIES, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION

                            (UNAUDITED)



  For the three month period ended August 31, 2002, the Company had revenues of $11,511,314 and net income of $722,822 after a provision of taxes of $453,533. This represents a 13.8% and 138.7% increase in revenue and net income, respectively, compared to the prior year. Sales returns and allowances have remained the same. Gross margins increased from 66.4% to 68.7%. Selling, general and administrative (SG&A) expenses increased from $3.5 million to $4.0 million. In November 2001, in accordance with GAAP, the Company reclassified certain advertising expenditures as a reduction of sales rather than an adver-tising expense. As a result, last year's quarter and year-to-date ending August 31, 2001 have been reclassified to reflect the adoption of EITF 90-16 GAAP standard.

  For the three month period ending August 31, 2002, advertising, cooperative and promotional allowances increased to $2.54 million from $2.48 million for the quarter ended August 31, 2001. Because sales increased, advertising expenditures decreased to 22.3% of sales compared to 24.7% last year. Since both co-op advertising and promotional commitments have a material effect on the Company's operation, the Company attempts to anticipate its advertising and promotional commitments as a percent of gross sales in order to control its effect on its net income in accordance with APB Interim Financial Reporting, the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected per its various advertising programs. Consequently, a deferral of $774,000 media expense and $170,000 for co-op is reflected in the balance sheet. This deferral will be fully expensed by year-end. The deferral is the result of the Company's current $7.5 million media budget and $4.0 million co-op for the entire year, which is predicated on substantially lower spending in the third and fourth quarters. Specifically for the nine months period, the Company spent approximately $6.4 million for media advertising and $3.2 million for co-op advertising.

  For the nine month period ended August 31, 2002, the Company had revenue of $35,070,855 and a net income of $2,240,871 after a provision of income taxes of $1,507,873. In the prior year's period, the Company had revenues of $33,156,765 and net income of $1,778,751 after a provision for income taxes of $1,151,331. This represents a revenue increase of 5.8% and a net income increase of 26%. Gross margins increased from 63.6% last year to 66.3% as a result of more efficient cost controls.

  Advertising, co-op and promotional expenditures were $7,658,588 as compared to $7,094,442 for the prior nine-month period . Advertising expenditures were 22% of sales as compared to 21.6% last year.  Research and development
expenditures were $412,264.   Research and development for the prior year were
$578,718.

                        CCA INDUSTRIES, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

               OF OPERATIONS AND FINANCIAL CONDITION

                            (UNAUDITED)



  The Company's financial position as of August 31, 2002 consists of assets of $25,548,872 and liabilities of $7,433,446. Current assets are $16,095,645 and current liabilities are $6,930,790, a working capital ratio of 2.3:1. This Company's actual cash position decreased $548,497 predominately because the Company used excess cash from operations to invest in $3.7 million in addi-tional marketable securities and treasury stock. The marketable securities consist of $969,085 reflected as current assets and $8,069,613 reflected as other assets. Other factors that reduced cash were seasonal factors, such as the increase in deferred advertising for which the financial statements reflect a deferral of $944,000 pursuant to provisions of APB Interim Financial Reporting Regulations, acquisition of equipment of $442,000, and an increase in accounts receivable of $1,401,000. The increase in accounts receivable is predominately due to the large sales increase from the third quarter. Factors that increased cash flow include an increase in accounts payable and taxes of $2,894,000 and a decrease in prepaid expenses and inventory of $592,000 and income net of noncash items of $2,516,000.

                                                                   EXHIBIT 11


               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 COMPUTATION OF EARNINGS PER SHARE

                            (UNAUDITED)





                                Three Months Ended     Nine Months Ended
                                    August 31,            August 31,

                                   2002      2001         2002      2001

Item 6.

Weighted average shares
 outstanding - Basic             7,018,192  6,847,006   7,036,369  6,877,678
Net effect of dilutive stock
 options--based on the
 treasury stock method
 using average market
 price                             566,851    601,497     525,643    509,425

Weighted average shares
 outstanding - Diluted           7,585,043  7,448,503   7,562,012  7,387,103


Net income                     $   722,822  $ 304,125  $2,240,871 $1,778,751

Per share amount
 Basic                                $.10       $.04        $.32       $.26
 Diluted                              $.10       $.04        $.30       $.24

                         CCA INDUSTRIES, INC.

                     PART II OTHER INFORMATION



Additional Exhibits

 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

 All other information pertaining to Part II is omitted pursuant to the instructions pertaining to that part.

 The Company did not file any reports on Form 8-K during the nine months ended August 31, 2002.

                            SIGNATURES




 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



October 11, 2002

                                    CCA INDUSTRIES, INC.



                                    By:

                                             David Edell, President



                                    By:

                                             Ira W. Berman, Secretary

                         CERTIFICATIONS

     I, David Edell, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of CCA Industries, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

   October 11, 2002

                                          /s/
                                            ---------------------------------
                                             David Edell
                                             Chief Executive Officer

   I, John Bingman, certify that;


   1. I have reviewed this quarterly report on Form 10-Q of CCA Industries, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

   October 11, 2002

                                       /s/
                                         -------------------------------------
                                         John Bingman
                                         Treasurer - Chief Financial Officer

   I, Ira Berman, certify that;


   1. I have reviewed this quarterly report on Form 10-Q of CCA Industries, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


   October 11, 2002

                                                     /s/
                                                     _________________________
                                                     Ira Berman
                                                     Chairman and Secretary