Form 10-K
period 2002-11-30
CCA INDUSTRIES INC
filed 2003-02-28
CIK 721447

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K


        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Fiscal Year Ended          Commission File Number
    November 30, 2002                    2-85538-B


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months

(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.  Yes  X .  No    .
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X].


The aggregate market value of the voting stock held by non-affiliates of the Registrant (i.e., by persons other than officers and directors of the Registrant), at the average sales price ($1.99), on December 31, 2002, was as follows:


Class of Voting Stock                                 Market Value

5,224,238 shares; Common
Stock, $.01 par value                                 $10,396,234

     On December 31, 2002 there was an aggregate of  7,141,098
shares of Common Stock and Class A Common Stock of the Registrant outstanding.

                      CROSS REFERENCE SHEET

                                       Headings  in  this Form
Form 10-K                              10-K for  Year Ended
Item No.                               November 30, 2002

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

10. Risk Factors                        Risk Factors

11. Directors and                       Directors and Executive
    Executive Officers                  Officers
    of the Registrant

                                        Headings in this Form
Form 10-K                               10-K for Year Ended
Item No.                                November 30, 2002

12. Executive Compensation              Executive Compensation

13. Security Ownership                  Security Ownership
    of Certain Beneficial               of Certain Beneficial
    Owners and Management               Owners and Management

14. Certain Relationships               Certain Relationships
    and Related Transactions            and Related Transactions

15. Exhibits, Financial                 Exhibits, Financial
    Statement Schedules,                Statement Schedules,
    and Reports on Form                 and Reports on Form
    8-K                                 8-K

                        TABLE OF CONTENTS
Item
                                                       Page

PART I

     1.Business......................................     1
     2.Property......................................     6
     3.Legal Proceedings.............................     6
     4.Submission  of  Matters  to  a  Vote  of
         Security Holders............................     7

PART II

     5. Market for the Company's Common Stock and
          Related Shareholder Matters.................    8
     6. Selected Financial Data.......................   10
     7. Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations..................................   11
     7A.Quantitative  And Qualitative Disclosure
          About Market Risk...........................   15
     8. Financial Statements and Supplementary Data...   15
     9. Changes In and Disagreements with
          Accountants On Accounting and Financial
          Disclosure..................................   16
    10. Risk Factors..................................   16

PART III

    11. Directors and Executive Officers..............   18
    12. Executive Compensation........................   20
    13. Security Ownership of Certain Beneficial
          Owners and Management.......................   28
    14. Certain Relationships and Related
          Transactions................................   29

PART IV

     15. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K.........................   30

                             PART I


Item 1. BUSINESS

     (a) General

     CCA INDUSTRIES, INC. (hereinafter, "CCA" or the "Company") was incorporated in Delaware in 1983.

     The Company operates in one industry segment, in what may be generally described as the health-and-beauty aids business, selling numerous products, in several health-and-beauty aids and cosmeceutical categories. All Company products are manufactured by contract manufacturers, pursuant to the Company's specifications and formulations.

     The Company owns registered trademarks, or exclusive licenses to use registered trademarks, that identify its products by brand-name. Under most of the brand names, the Company markets several different but categorically-related products.
The principal brand and trademark names include "Plus+White" (oral health-care products), "Sudden Change" (skin-care products), "Nutra Nail" and "Power Gel" and "Nutra Nail 60" (nail treatments), "Bikini Zone" pre and after-shave products, "Mega 14" Balanced Fiber and "Mega T" Green Tea (dietary products), "Hair Off" (depilatories), "IPR" (foot-care products), "Solar Sense" and "Kid Sense" (sun-care products), "Mood Magic" (lipsticks), "Cloud Dance" and "Cherry Vanilla" (perfumes), "Scar Zone," a scar diminishing cream.

     All Company products are marketed and sold to major drug and food chains, mass merchandisers, and wholesale beauty-aids distributors throughout the United States and Canada. In addition, certain of the Company's products are sold internationally.

     The Company recognizes sales at the time its products are shipped to customers. However, while sales are not formally subject to any contract contingency, the acceptance of returns is an industry-wide practice. The Company thus estimates `unit returns' based upon a review of the market's recent-historical acceptance of subject products as well as current market-expectations, and equates its reserves for estimated returns in the sum of the gross profits, in the five preceding months, realized upon an equivalent number of subject-product sales.
(See Item 15, Financial Statements, Note 2). Of course, there can be no precise going-forward assurance in respect of return rates and gross margins, and in the event of a significant increase in the rate of returns, the circumstance could have a materially adverse affect upon the Company's operations.

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

     The Company replaced PPA - product revenue through promotion and sale of "Mega 14" Balanced Fiber, an all natural-fiber diet product, "Mega T" Green Tea, and Mega G Grapefruit. These three products accounted for $1,280,615 in net sales (2.8%) in the current fiscal year.

     In October 2000, the Company paid $450,000 to purchase, from Shiara Holdings, Inc., the following trademarks: "Cherry Vanilla", "Cloud Dance", "Sunset Cafe'', "Vision", "Mandarin Vanilla" and "Amber Musk." (Those trademarks had been licensed by the Company since 1998; and, until their purchase, the Company had been committed to paying 5% royalties, a minimum of $150,000 per annum minimum royalties, for mark-associated product sales.) Sales of these products were $2,004,372 (4% of sales) in the current fiscal year.

     The Company's total net-sales in fiscal 2002 were approximately $45,241,000 generating approximately $29,899,000 in gross profits. International sales accounted for approximately 3
% of sales. The Company experienced a net profit of approximately $3,074,000 for the current fiscal year. Its net worth is approximately $18,835,000. (See the Financial
Statements and Notes.)

     Including the principal members of management (see Directors and Executive Officers), the Company, at November 30, 2002, had
152 sales, administrative, creative, accounting, receiving, and warehouse personnel in its employ.

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

     (c)i Marketing

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

     During the fiscal year ended November 30, 2002, the Company's largest customers were Wal-Mart (approximately 31% of net sales), Walgreen (approximately 13%), Rite Aid, CVS, Albertson and Eckerd (approximately 7%, 7%, 5%, and 3%, respectively). The loss of any of these principal customers, or substantial reduction of sales revenues realized from their business, could materially and negatively affect the Company's earnings.

     Most of the Company's products are not particularly susceptible to seasonal-sales fluctuation. However, sales of depilatory, sun-care and diet-aids products customarily peak in the Spring and Summer months, while fragrance-product sales customarily peak in the Fall and Winter months.

          (c)ii Advertising

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

     (d) "Wholly-Owned" Products

     The majority of the Company's sales revenues are from sales of the Company's "wholly-owned" product lines (i.e., products sold under trademark names owned by the Company, and not subject to any other party's interest or license), which included principally "Plus+White", "Sudden Change", "Bikini Zone", "Mood Magic", "Mega T", and "Cloud Dance" and "Cherry Vanilla," and "Scar Zone."

     (e) All Products

     Health and beauty, cosmetic and fragrance and over the counter products accounted for approximately 74%, 22% and 4%, respectively, of the Company's net-sales revenues during fiscal
2002.

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

     The Alleghany Pharmacal License requires the Company (a) to pay royalties of 6% per annum on net sales of "Pro-Perm" hair-care products, the PPA-based and now discontinued dietary-product "Permathene", "IPR" foot-care products, "Nutra-Nail" nail-enamel products, and "Hair-Off" depilatories; and (b) to pay 1% royalties on net sales of a "Hair-Off" mitten that is a depilatory-product accessory, and "Nutra Nail 60", a fast-acting nail enamel, and "Nutra Nail Power Gel."

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

     The Alleghany Pharmacal License agreement provides that if, and when, in the aggregate, $9,000,000 in royalties has been paid thereunder, the royalty-rate for those products now 'charged' at 6% will be reduced to 1%. Through November 30, 2002, the Company had paid or accrued Alleghany-Pharmacal License royalties in the sum of $8,732,641.

     The products subject of the Alleghany-Pharmacal License accounted for approximately $13,696,000 or 30 % of total net sales in the fiscal year ended November 30, 2002. "Nutra Nail" and the "Hair-Off" depilatory were the leaders among all of the Company's license-agreement products, producing approximately 19% and 9%, respectively, of net sales.

          ii. Solar Sense, Inc.

     CCA commenced the marketing of its sun-care products line following a May 1998 License Agreement with Solar Sense, Inc. (the "Solar Sense License"), pursuant to which it acquired the exclusive right to use the trademark names "Solar Sense" and "Kids Sense" and the exclusive right to market mark-associated products. The Solar Sense License requires the Company to pay a 5% royalty on net sales of said licensed products until $1 million total royalties are paid and 1%, thereafter; and minimum per-annum royalties of $30,000. CCA realized approximately $1,494,000 in net sales of sun-care products in 2002, and paid or accrued Solar Sense the royalty of $74,698.

          iii. The Nail Consultants Ltd.

     In October of 1999, the Company entered into a License Agreement with The Nail Consultants, Ltd. for the use of an activator invented in connection with a method for applying a protective covering to fingernails. The Company's License Agreement with The Nail Consultants, Ltd. is for the use of the method and its composition in a new product kit packaged and marketed by CCA under its own name, "Nutra Nail Power Gel". The Company is required to pay a royalty of 5% of net sales of all
products sold under the license, by the Company.   Net sales were
approximately $1,407,000 in 2002, and the Company paid or accrued the Nail Consultants a royalty of $70,362.

          iv. Alpha Hydroxy

     The Company settled a patent infringement claim for the use of Alpha Hydroxy in its Sudden Change exfoliation products for $323,927. The Company paid half in September 2001 and paid the balance in February 2002. The total expense was recorded in the fiscal year ended November 30, 2001. The Company entered into a license agreement for the future use of Alpha Hydroxy in its beauty aid products. The Company is paying a royalty of 5% of net sales of all products subject to the license. The license fees in 2002 were not material.

          v. Other Licenses

     The Company is not party to any other license agreement that is currently material to its operations.

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

     (h) Government Regulation

     All of the products that the Company markets are subject or potentially subject to particular regulation by government agencies, such as the U.S. Food and Drug Administration, the Federal Trade Commission, and various state and/or local regulatory bodies. In the event that any future regulation were to require new approval for any in-the-market products, or should require approval for any planned product, the Company would attempt to obtain the necessary approval and/or license, assuming reasonable and sufficient market expectations for the subject product. However, there can be no assurance, in the absence of particular circumstances, that Company efforts in respect of any future regulatory requirements would result in approvals and issuance of licenses. Moreover, if such license-requirement circumstances should arise, delays inherent in any application-and-approval process, as well as any refusal to approve, could have a material adverse affect upon existing operations (i.e., concerning in-the-market products) or planned operations.

Item 2. PROPERTY

     The principal executive offices of the Company are located
at 200 Murray Hill Parkway, East Rutherford, New Jersey.   Under
a new net lease, the Company occupies approximately 75,550 square feet of space. Approximately 58,000 square feet in such premises is used for warehousing and 17,500 square feet for offices. The annual rental is $327,684, with an annual CPI increase of 3% but not to exceed 15% cumulative 5 year increase. The lease expires on May 31, 2012 with a renewal option for an additional five years..

     The lease requires the Company to pay for additional expenses, Common Area Maintenance ("CAM"), which includes real estate taxes, common area expense, utility expense, repair and maintenance expense and insurance expense. For the year ended November 30, 2002, CAM was $97,763.

Item 3. LEGAL PROCEEDINGS

     The only material legal proceedings outstanding as of November 30, 2002 were related to the Company's diet suppressant products containing phenylpropanolamine ("PPA"). There are approximately 10 suits presently pending. Reference is made to Forms 8K filed on May 22, 2002 and November 20, 2002 for the background and the insurance issues relative thereto.

     There are approximately 5000 suits that have been brought against the numerous pharmaceutical companies that have been engaged in distributing and/or manufacturing PPA products.
Almost all have been referred to the United States District Courts in the Western District of Washington (MDL 1407). Outside counsel for the Company believes that the PPA cases against the Company are defensible. However, there can be no assurance that the current PPA litigation will not have a material adverse effect upon the Company's operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 11, 2002, the Company held its annual meeting of shareholders. The actions taken, and the voting results thereupon, were as follows:

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

     (3) The Board's appointment of Sheft Kahn & Company LLP as the Company's independent certified public accountants for the 2002 fiscal year was approved.

     The Company has not submitted any matter to a vote of security holders since the 2002 Annual Meeting.

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

     The Company's Common Stock was traded on the NASDAQ National Market. Because, for some time (a) the Common Stock had traded at less than $1.00 per share, and (b) the total market value of shares available for public trading had been below $5,000,000, NASDAQ notified the Company that its stock was de-listed. The stock is currently trading on the National Market Bulletin Board. The range of high and low sales prices of the Common Stock during each quarter of its 2002, 2001 and 2000 fiscal years was as follows:

     Quarter Ended         2002              2001           2000
     February 29       $1.73 - $1.25    $ .93 - $.37   $1.75 - $1.12
     May   31          $1.74 - $1.38    $1.09 - $.62   $1.50 - $ .87
     August 31         $2.00 - $1.55    $1.90 - $.85   $1.28 - $1.00
     November 30       $1.99 - $1.55    $1.56 - $.82   $1.06 - $0.59

     The high and low prices for the Company's Common Stock, on February 18, 2003, were $3.50 and $3.16 per share.

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

     As at November 30, 2002, there were approximately 220 holders of shares of the Company's equity stock. (There are a substantial number of shares held of record in various street and depository trust accounts, which represent approximately 1,000 additional shareholders.)

     The dividend policy is at the discretion of the Board of Directors and will depend on numerous factors, including earnings, financial requirements and general business conditions. On January 8, 2003, the Board of Directors approved the payment of the company's first cash dividend in the amount of $0.12 per share, payable to the holders of the Company's common stock, $0.06 payable on May 1, 2003 and December 1, 2003 to the shareholders of record on April 1, 2003 and November 1, 2003, respectively.

Item 6. SELECTED FINANCIAL DATA

Year Ended November 30,
                            2002          2001          2000           1999         1998
Statement of Income
  Sales                $45,241,493    $41,364,648   $36,990,170    $37,898,563  $41,083,974
  Other income             439,547        338,883       186,284        285,469      318,296

                        45,680,974     41,703,531    37,176,454     38,184,032   41,402,270
Costs and Expenses
 (excluding special
  charge)               40,645,418     38,522,778    36,658,875     37,370,017   38,570,096
Income Before Special
  Charge and Provision
  for Income Taxes       5,035,556      3,180,753       517,579        814,015    2,832,174

Special Charge                -              -      ( 1,500,000)          -            -

Net Income (Loss) from
 Continuing Operations   3,074,353      2,014,369   (   654,510)       512,504    1,667,973


(Loss) Income from
  Discontinued
  Operations                  -              -             -        (   803,603)       -

Net Income (Loss)        3,074,353      2,014,369   (   654,510)    (   291,099)  1,667,973
Earnings (Loss) Per
 Share:
    Basic               $      .43     $      .29   ($      .09)    ($      .04) $      .23
    Diluted             $      .41     $     . 27   ($      .09)    ($      .04) $      .21
Weighted Average Number
  of Shares Outstanding  7,099,759      6,893,232     7,153,013       7,174,203   7,243,956
Weighted Average Number
 of Shares and Common
 Stock Equivalents
 Outstanding             7,579,983      7,526,157     7,153,013       7,174,203   8,075,169

Balance Sheet Data:                                As At November 30,

                           2002           2001          2000            1999        1998
Working Capital         11,264,206    $10,236,977   $12,361,305     $12,291,890 $12,067,263
Total Assets            24,805,064     20,598,917    20,312,056      21,494,987  24,010,136
Total Liabilities        5,969,641      4,674,278     6,345,508       6,328,905   8,410,687
Total Stockholders'
  Equity                18,835,423     15,924,639    13,966,548      15,166,082  15,599,449

(1)In January 2003, the Company declared a $.12 dividend payable to all holders of the Company's common stock, $.06 payable to shareholders of record on April
1, 2003 and November 1, 2003, respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. These statements involve known and unknown risks and uncertainties that may cause actual results or outcomes to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Statements which explicitly describe such issues, investors are urged to consider any statement labeled with the terms "believes," "expects," "intends'" or "anticipates" to be uncertain and forward looking.

     On March 3, 1986, the Company entered into a License Agreement with Alleghany Pharmacal Corporation under the terms of which the Company was granted the exclusive right to use the licensed products & trademarks for the manufacture and distribution of the products subject to the License Agreement. Under the terms of the Alleghany Pharmacal License (see "Business-License Agreements"), the royalty-rate for those Alleghany Pharmacal License products now 'charged' at 6% will be reduced to 1% after the sum of $9,000,000 in royalties has been paid thereunder. (Certain products, subject of the license, are, even now, 'charged' at only 1%. See "Business-License Agreements".)

     As at November 30, 2002, the Company had paid or accrued
$8,732,641 in royalty payments.  The Company expects to reach
$9,000,000 in March or April of 2003.

Comparison of Results for Fiscal Years 2002 and 2001

     The Company's revenues increased from $41,703,531 in fiscal 2001 to $45,680,974 in the current fiscal year. Gross profit margins were 66% this year as compared to 64% last year. Net income was $3,074,353 as compared to $2,014,369 in fiscal 2001. In accordance with GAAP, the Company reclassified certain advertising expenditures as a reduction of sales rather than report them as advertising expenses. The reclassification is the adoption by the Company of the EITF 90-16 GAAP standard. The reclassification reflects a reduction in sales for the year ended November 30, 2002 by $1,169,755 and $1,154,879 respectively. The reclassification reduces the gross profit margin but does not affect the net income.

     For the current fiscal year, advertising, cooperative and promotional allowance expenditures were $9,239,249 as compared to $8,776,470. Advertising expenditures were 20.4% of sales vs. 21.2% last year. SG&A expenses increased 11.4% to $15,389,528 (this includes $492,045 in legal fees as settlement from two outstanding lawsuits during the year) from $13,812,890 in 2001.
The increase was due mainly to SG&A expenses, which vary in relation to additional sales volume (i.e. payroll, freight-out, royalties, etc.). Sales returns and allowances decreased to 10.4% of gross sales from 11.5% last year. Research and development expenses increased to $741,974 this year from $687,731 last year.

     On January 22, 2002, K-Mart filed for bankruptcy under Chapter XI. Sales to K-Mart for the year ended November 30, 2001 were approximately $2,352,000. As at November 30, 2002, after adjustments for charge-backs, there was $256,236 due and outstanding for pre-petition receivables for which the Company has set up a reserve of $230,612 (90%). The Company's sales to K-Mart, as a debtor-in-possession, during 2002, were $989,5581. As at February 18, 2003, there was $147,647 due as administrative receivables from K-Mart as debtor -in-possession, all of which are current.

     Currently there is no indication as to what percentage of the payables owed by K-Mart will be paid to suppliers for the indebtedness, prior to the filing of the Chapter XI petition, or is there the absolute assurance that all administrative priorities (receivables owed) to suppliers under sales to K-Mart as a debtor-in-possession, will be paid in full.

Comparison of Results for Fiscal Years 2001 and 2000

     The Company's revenues increased from $37,176,454 in fiscal 2000 to $41,703,531 in the current fiscal year. Gross profit margins were 64% this year as compared to 61.3% last year. Net income was $2,014,369 as compared to a loss of $654,510. Operations on an ongoing basis were similar to last year. Last year the Company incurred a loss of $1,500,000 as a result of the FDA's position with regard to the use of phenylpropanolamine as an appetite suppressant. The Company's Mega 16 diet products contained this ingredient. (See "Comparison of 2000 and 1999".)

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

Liquidity and Capital Resources

     As at November 30, 2002, the Company had working capital of $11,264,206 as compared to $10,236,977 at November 30, 2001. The increase would have been higher had the Company not allocated an additional $1,800,000 of their investments into longer term fixed income instruments. All of the investments can be liquidated at any time. The ratio of total current assets to current liabilities is 3.1 to 1 as compared to a ratio of 3.5 to 1 for the prior year. Stockholders' equity increased to $18,835,423 from $15,924,639 primarily due to the net income from operations.

     The Company's cash position and short-term triple A investments at year-end was $5,065,191, up from $2,911,283 as at November 30, 2001.

     Inventories were $3,743,131 vs. $4,783,530 and accounts receivable ($6,265,955 vs. $4,464,991) increased $1,800,964 due to increased sales. Current liabilities are $5,462,799 vs.
$4,163,622 in the prior year, which increased by $1,299,177.   At
year-end, the Company had long and short-term triple A investments and cash of $11,788,709 as compared to $7,891,041.
As of November 30, 2002, the Company was not utilizing any of the funds available under its $7,000,000 credit line. The Company has issued a security agreement, which would be used in connection with any bank financing.

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

     Because its products are sold to retail stores (throughout the United States and, in small part, abroad), sales are particularly affected by general economic conditions. Accordingly, any adverse change in the economic climate can have an adverse impact on the Company's sales and financial condition. The Company does not believe that inflation or other general economic circumstance that would negatively affect operations can be predicted at present, but if such circumstances should occur, they could have material and negative impact on the Company's net sales and revenues; and, more particularly, unless the Company were able to pass along related cost increases to its customers. There was no significant impact on operations as a result of inflation during the current fiscal year.

Contractual Obligations

     The following table sets forth the contractual obligations in total for each year of the next five years as at November 30, 2002. Such obligations include the current lease for the Company's premises, written employment contracts and License
Agreements.

                              2003       2004      2005      2006      2007
Lease on Premises (1)      427,684     427,684   427,684   427,684   427,684
Royalty Expense (2)        309,359      42,000    31,000    30,000    30,000
Employment Contracts (3) 1,430,000   1,430,000 1,430,000 1,430,000 1,430,000
Total Contractual
  Obligations            2,167,043   1,899,684 1,888,684 1,887,684 1,887,684

(1) The Lease is a net, net lease requiring a yearly rental of $327,684 plus Common Area Maintenance "CAM". See Section Part I,
     Item 2. The rental provided above is the base rental and estimated CAM. CAM for 2002 was $97,763. The figures above do not include adjustments for the CPI. The lease has an annual CPI adjustment of 3% not to exceed 15% cumulative for five years.

(2) See Section Part I, Item 1(e). The Company is not required to pay any royalty in excess of realized sales if the Company chooses not to continue under the license. The figures set forth above refer to the minimum royalties the Company must pay to maintain its license to market the licensed product.

(3)  The Company has executed Employment Contracts with its
     President, David Edell and its Chairman of the Board, Ira W. Berman. The contracts for both are exactly the same. The contracts expire on December 31, 2010. The contracts provide for a base salary which commenced in 1994 in the amount of $300,000, with a year-to-year CPI or 6%, plus 2.5% of the Company's pre-tax income less depreciation and amortization (EBTDA) (The "2.5% measure in the bonus provision of the Edell/Berman contracts was amended so as to calculate it against earnings before income taxes, less depreciation, amortization and expenditures for media and cooperative advertising in excess of $8,000,000. On May 24, 2001, the contract was amended increasing the base salary to $400,000. The figures above include the total salaries for fiscal 2002 and only the base salaries for the five years (plus 20% of the base salary), without adjustment for CPI, and without estimating bonuses, as the bonus is contingent upon future earnings. David Edell's sons, Dunnan Edell and Drew Edell have 5-year employment contracts in the amounts of $270,000 and $200,000 respectively, which expire on November 30,2007 (See Item 11, Summary Comprehensive Table). Dunnan Edell is a director and the Vice President of Sales and Marketing. Drew Edell is a director and the Vice President of Research and Product Development and Product Manager of certain products.

Item 7A. QUANTITATIVE AND QUALITATIVE
                DISCLOSURE ABOUT MARKET RISK

     The Company's financial statements (See Item 15) record the Company's investments under the "mark to market" method (i.e., at date-of-statement market value). The investments are, categorically listed, in "Government Obligations" and "Corporate Obligations" (which, primarily, are intended to be held to maturity) and "Equity". $952,000 of the Company's $10,203,000 portfolio of investments (approximate, as at Nov. 30, 2002) is invested in the "Equity" category, and approximately $759,000 in that category are Preferred Stock holdings. Whereas the Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, thus the company does not believe that its investment-market risk is material.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements are listed under Item 15 in this Form 10-K. The following financial data is a summary of the quarterly results of operations (unaudited) during and for the years ended November 30, 2002 and 2001:
                                     Three Months Ended
Fiscal 2002              Feb. 28     May 31      Aug. 31   Nov. 30

Net Sales              10,158,386  13,213,844  11,391,258  10,478,005
Total Revenue          10,247,194  13,312,347  11,511,314  10,610,119
Cost of Products Sold   3,764,904   4,399,740   3,559,990   3,617,683
Net Income                300,063   1,217,986     722,822     833,482

Earnings Per Share:
  Basic                       .04         .17         .10         .12
  Diluted                     .04         .16         .10         .11

                                     Three Months Ended
Fiscal 2001              Feb.   28    May 31     Aug. 31    Nov. 30

Net Sales             $10,096,529 $12,787,878 $10,024,875  $8,455,366
Total Revenue          10,178,085  12,864,483  10,114,197   8,546,766
Cost of Products Sold   4,244,147   4,372,263   3,368,589   2,892,422
Net Income                336,846   1,137,779     304,125    $235,619

Earnings Per Share:
  Basic                       .05         .17         .04         .03
  Diluted                     .05         .16         .04         .03

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company did not change its accountants within the twenty-four months prior to the date of the most recent financial statements (nor since), and had no reported disagreement with its accountants on any matter of accounting principles or practices.

Item 10. RISK FACTORS

     Cautionary Statements Regarding Forward-Looking Statements

     This annual report contains forward-looking statements based upon current expectations of management that involve risks and uncertainty. Actual risks could differ materially from those anticipated. Additional risks and uncertainties not presently known may possibly impair business operations. If any of these risks actually occur, the business, financial conditions and operating results could be materially adversely affected. The cautionary statements made in this Annual Report on Form 10K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report.

     Concentration of Risk

     The Company relies on mass merchandisers and major drug chains for the sales of its products. The loss of any one of those accounts could have a substantive negative impact upon its financial operations. {See Business - General, Item 1(c)i
Marketing.}

     The Company does not manufacture any of its products. All of the products are manufactured for the Company by independent contract manufacturers. There can be no assurance that the failure of a supplier to deliver the products ordered by the Company when requested will not cause burdensome delays in the Company's shipments to accounts. The Company does constantly seek alternative suppliers should a major supplier fail to deliver as contracted. A failure of the Company to ship as ordered by its accounts could cause penalties and/or cancellations.

     There is No Assurance That Business Will Continue to Operate
Profitably.

     In the current year, net sales were $45,241,493. Almost all of the products were able to maintain the projected gross profit margins. Net income is $3,074,353. There were no FDA policies that affected the Company's brands. In 2000, the FDA suggested the discontinuance of the Company's products containing PPA. As a result, revenues that year were reduced by $1,245,000 due to returns. In addition, the Company also wrote down $255,000 in inventory causing the Company to incur a loss of $654,510 for the year.

     The Pending Litigations in Connection with the Sale of the Company's Products Containing PPA May Entail Significant
Uncertainty and Expense.

     As described in "Legal Proceedings" and referenced 8Ks filed on May 23, 2002 and November 20, 2002, this matter was fully discussed. As previously advised, it is independent counsel opinion that the Company has a defensible position.

     Competition in the Cosmetic, Health and Beauty Aid Industry is Highly Competitive.

     Reference is made to "Business ` Sub-section' of Competition."

     CLASS A Shareholders Retain Control of Board of Directors.

     See "Voting" in the Proxy Statement dated May 24, 2002. Class A Shareholders, David Edell, President and Ira W. Berman, Chairman of the Board of Directors, have the right to elect 4 members to the Board of Directors. Common stockholders have the right to elect 3 members to the Board of Directors.

     Future Success Depends on Management's Ability.

     The Company is not financially as strong to compete with the major companies against whom it competes. The ability to successfully introduce new products and increase the growth and profitability of its brand products relies upon the skills and creativity of the Edell family, David Edell, President, Dunnan
Edell, Vice-President of Sales and Marketing, and Drew Edell,
Vice-President of Research and Development of new products and the maintenance of the quality of the current products being marketed. Ira W. Berman, Esq. is the director of legal and financial planning. The loss of any of these executives could materially adversely affect the business and prospects of the future of the Company.

                            PART III


Item 11. DIRECTORS AND EXECUTIVE OFFICERS


     The Executive Officers and Directors of the Company are as follows:

                                                        YEAR OF FIRST
     NAME                     POSITION                 COMPANY SERVICE

David Edell         President and Chief
                    Executive Officer,
                    Director                                 1983

Ira W. Berman       Chairman of the Board
                    of Directors, Secretary,
                    Executive Vice President                 1983


Dunnan Edell        Executive Vice Pres.-
                    Sales, Director                          1984

Drew Edell          Vice President-
                    Manufacturing and
                    New Product Development
                    Director                                 1983

John Bingman        Treasurer                                1986

Stanley Kreitman    Director                                 1996

Jack Polak          Director                                 1983

Rami G. Abada       Director                                 1997

     David Edell, age 70, is a director, and the Company's President and Chief Executive Officer. Prior to his association with the Company he was a marketing and financial consultant; and, by 1983, he had extensive experience in the health and beauty aids field as an executive director and/or officer of Hazel Bishop, Lanolin Plus and Vitamin Corporation of America. In 1954, David Edell received a Bachelor of Arts degree from Syracuse University.

     Ira W. Berman, age 71, is the Company's Executive Vice President and Corporate Secretary. He is also Chairman of the Board of Directors. Mr. Berman is an attorney who has been engaged in the practice of law since 1955. He received a Bachelor of Arts Degree (1953) and Bachelor of Law Degree (1955) from Cornell University, and is a member of the American Bar Association.

     Dunnan Edell is the 47 year-old son of David Edell. He is a graduate of George Washington University. He has been a director since 1994, and currently holds the position of Senior Vice President-Sales. He joined the Company in 1984 and was appointed Divisional Vice-President in 1986. He was employed by Alleghany Pharmacal Corporation from 1982 to 1984, and by Hazel Bishop from 1977 to 1981.

     Drew Edell, the 45 year-old son of David Edell, is a graduate of Pratt Institute, where he received a Bachelor's degree in Industrial Design. He has been a director since 2000.
He joined the Company in 1983, and in 1985, he was appointed Vice
President-Product Development and Production.

     John Bingman, age 51, received a Bachelor of Science degree from Farleigh Dickenson University in 1973. He is a certified public accountant who practiced with the New Jersey accounting firm of Zarrow, Zarrow & Klein from 1976 to 1986.

     Jack Polak, age 90, has been a private investment consultant and a banker since April 1982. He is a certified Dutch Tax Consultant and a member of The Netherlands. He was knighted on his 80th birthday by Queen Beatrix of the Netherlands for his untiring efforts on behalf of the Anne Frank Center USA for which he is still actively working as the "Chairman-Emeritus."

     Stanley Kreitman, age 71, has been Vice Chairman of the Board of Manhattan Associates, an equity - investment firm, since 1994. He is also a director of Medallion Financial Corp., an SBIC. Mr. Kreitman is Chairman of the Board of Trustees of the New York Institute of Technology since 1989, and of Crime-Stoppers Nassau County (NY), since 1994. Since February 1999 and June 1999, respectively, he has been a member of the Board of Directors of K.S.W. Corp. and P.M.C.C. Mortgage Corp.
He is also a director and/or executive committee member of the following organizations: The New York City Board of Corrections, Bank Hapdalim USA (Signature Bank), The New York College of Osteopathic Medicine, and the Police Athletic League. From 1975 until 1993, he was President of United States Banknote Corporation, a securities printer.

     Rami G. Abada, age 43, is the President, Chief Financial Officer and Chief Operating Officer of the publicly-owned Jennifer Convertibles, Inc. Mr. Abada, who is Ira Berman's son-in-law, earned a B.B.A. in 1981 upon his graduation from Bernard Baruch College of The City University of New York. . However, because Mr. Abada is the son-in-law of the Chairman of the Board of Directors, as a result of the new regulations, he is not deemed "independent" and in order to comply with the regulations, he will voluntarily resign as a director on April 1, 2003. At that time an independent financial professional, Robert
A. Lage, will join the Audit Committee and he will be appointed as an interim director until the annual meeting of shareholders in July 2003.

Item 12. EXECUTIVE COMPENSATION

     i. Summary Compensation Table

     The following table summarizes compensation earned in the 2002, 2001 and 2000 fiscal years by all of the executive officers whose fiscal 2002 compensation exceeded $100,000, including the Chief Executive Officer (the "Named Officers").

                   Annual Compensation         Long-Term Compensation

                                                           Number
                                              All        of Shares
                                             Other        Covered      Other
Name and                                     Annual       by Stock    Long-Term
Principal                                   Compen-       Options      Compen-
Position        Year    Salary    Bonus     sation(1)    Granted(2)    sation

David Edell,    2002   $584,155  $332,060    $38,176         -            0
President       2001    514,399   247,806     35,985         -            0
and Chief       2000    425,372   132,221     12,552         -            0
Executive
Officer

Ira. W. Berman, 2002   $584,155  $332,060    $23,372         -            0
Secretary and   2001    514,399   247,806     24,117         -            0
Executive       2000    425,372   132,221     11,775         -            0
Vice President

Dunnan Edell,   2002   $253,172  $ 45,000    $ 1,626         -            0
Executive       2001    232,595     4,231      2,914         -            0
Vice President  2000    218,076     4,194      2,723         -            0
- Sales

Drew Edell      2002   $203,845  $ 25,000    $ 1,178         -            0
Vice President  2001    187,596     3,365        816         -            0
Manufacturing   2000    175,000     3,365        577         -            0

John Bingman    2002   $ 99,843  $ 20,000    $   948         -            0
Treasurer       2001    101,354     1,862        821         -            0
                2000     98,662      -           855         -            0

-------------------------

(1) Includes the personal-use value of Company-leased automobiles, the value of Company-provided life insurance, and health insurance that is made available to all employees.
(2) Information in respect of stock option plans appears below in the sub-topic, Employment Contracts/Executive Compensation
Program.

     ii.  Fiscal 2002 Option Grants and Option Exercises,
          Year-End Option Valuation, Option Repricing

     No new options were issued to any of the Named Officers in fiscal 2002.

     The next table identifies 2002 fiscal-year option exercises by Named Officers, and reports a valuation of their options.

                    Fiscal 2002 Aggregated Option Exercises
                    and November 30, 2002 Option Values


             Number of                Number of Shares
              Shares                   Covered by Un-      Value of Unexercised
             Acquired      Value     exercised Options     In-the-Money Options
            On Exercise   Realized  at November 30, 2002   at November 30, 2002

David Edell   100,000    $  150,000       157,500               $193,725
Ira W. Berman 100,000    $  150,000       202,000               $248,460
Dunnan Edell     -             -           75,000               $ 92,250
Drew Edell       -             -           75,000               $ 92,250

---------------------

(1) Represents the difference between market price and the respective exercise prices of options at November 30, 2002.

                        Repriced Options

The following table identifies the stock options held by the Named Officers and all other officers and directors, the exercise prices of which have been reduced during the past 10 years.


                             Original
                   Number      Grant    Original     Date         New
                 of Shares      Date      Price    Repriced      Price

David Edell (1)   100,000  Aug. 1, 1997   $2.50    May 24, 2001   .50
Ira W. Berman (1) 100,000  Aug. 1, 1997    2.50    May 24, 2001   .50
Dunnan Edell (1)   50,000  Aug. 1, 1997    2.50    May 24, 2001   .50
Stanley
  Kreitman (1)     25,000  Aug. 1, 1997    2.50    May 24, 2001   .50
Jack Polak (1)     25,000  Aug. 1, 1997    2.50    May 24, 2001   .50
Rami Abada (1)     25,000  Aug. 1, 1997    2.50    May 24, 2001   .50
Dunnan Edell (1)(2)25,000 Jun. 10, 1995    4.50    May 24, 2001   .50
Drew Edell (1)(2)  25,000 Jun. 10, 1995    4.50    May 24, 2001   .50
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

     iii. Compensation of Directors

     Each  outside  director  was paid  $3,000  per  meeting  for attendance  of board meetings in fiscal 2002 (without  additional
compensation  for  committee  meetings).   No  new  options  were
granted to any director in 2002.

     The full Board of Directors met three times in fiscal 2002.

      iv.  Executive Compensation Principles

           Audit and Compensation Committee

     The Company's Executive Compensation Program is based on guiding principles designed to align executive compensation with Company values and objectives, business strategy, management initiatives, and financial performance. In applying these principles the Audit and Compensation Committee of the Board of Directors, comprised of Ira W. Berman, Stanley Kreitman, Jack Polak and Rami Abada, which met three times in fiscal 2002, has established a program to:

   . Reward executives for long-term strategic management and the enhancement of shareholder value.

   . Integrate compensation programs with both the Company's annual and long-term strategic planning.

   . Support a performance-oriented environment that rewards performance not only with respect to Company goals but also
     Company performance as compared to industry performance levels.

     Stanley Kreitman, former president of a national bank, qualifies as a "financial expert" as defined by the SEC in Instruction 1 to proposed Item 309 of Regulation S-K, which is set forth in the SEC Release No. 34 - 46701 dated October 22,
2002.    Mr. Kreitman is an "independent" as that term is used in
Section 10A(m)(3) of the Exchange Act.

     Jack Polak was knighted by the Dutch government in 1993. He is a certified Dutch tax consultant and a member of the association of certified tax accountants. The Board has deemed that he is both "independent" and qualifies as a "financial advisor."

     Rami Abada, President of Jennifer Convertibles, although the son-in-law of one of the directors, had been deemed "independent" by the Board of Directors prior to the new regulations. However, because Mr. Abada is the son-in-law of the Chairman of the Board of Directors, he will voluntarily resign as a director on April 1, 2003. At that time an independent financial professional, Robert A. Lage, will join the Audit Committee and he will be appointed as an interim director until the annual meeting of shareholders in July 2003.

     Robert A. Lage, age 66, a retired CPA., was a partner at PricewaterhouseCoopers Management Consulting Service prior to his retirement in 1997. He has been engaged in the practice of public accounting and management consulting since 1959. He received a BBA from Bernard Baruch College of the City University of New York in 1958.

     v. Employment Contracts/Compensation Program

     The total compensation program consists of both cash and equity based compensation. The Audit and Compensation Committee (the "Committee") determines the level of salary and bonuses, if any, for key executive officers of the Company. The Committee determines the salary or salary range based upon competitive norms. Actual salary changes are based upon performance, and bonuses were awarded by the Committee in consideration of the Company's performance during the 2002 fiscal year.

     The Company has executed Employment Contracts with its President, David Edell and its Chairman of the Board, Ira W. Berman. The contracts for both are exactly the same. The contracts expire on December 31, 2010. The contracts provide for a base salary which commenced in 1994 in the amount of $300,000, with a year-to-year CPI or 6% plus 2.5% of the Company's pre-tax income less depreciation and amortization (EBTDA), plus 20% of the base salary for the fiscal year. (The "2.5% measure" in the bonus provision of the Edell/Berman contracts was amended so as to calculate it against earnings before income taxes, less depreciation, amortization and expenditures for media and cooperative advertising in excess of $8,000,000. On May 24, 2001, the contract was amended increasing the base salary to $400,000. David Edell's sons, Dunnan Edell and Drew Edell have 5-year employment contracts in the amounts of $270,000 and $200,000 respectively, which expire on November 30, 2007 (See Item 11, Summary Comprehensive Table). Dunnan Edell is a director and the Vice President of Sales and Marketing. Drew Edell is a director and the Vice President of Research and Product Development and Product Manager of certain products.

     vi. Stock Option Plans

     Long-term incentives are provided through the issuance of stock options.

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

     As at November 30, 2002, 584,500 stock options, yet exercisable, to purchase 584,500 shares of the Company's Common
Stock, were outstanding.


     vii. Performance Graph

     Set forth below is a line graph comparing cumulative total shareholder return on the Company's Common Stock, with the cumulative total return of companies in the NASDAQ Stock Market
(U.S.) and the cumulative total return of Dow Jones's
Cosmetics/Personal Care Index.

          COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
   AMONG CCA INDUSTRIES, INC, THE DOW JONES US COSMETICS INDEX
             AND THE DOW JONES US TOTAL MARKET INDEX













GRAPH





                         Cumulative Total Return*

                              12/97  12/98  12/99  12/00  12/01  12/02
CCA Industries, Inc.          100     57     51     26     59      91
DJ US Cosmetics Index         100    104     92     88     80      77
DJ US Total Market Index      100    125    153    139    122      95
---------------------
* $100 invested on December 31, 1997 in stock and indices, including reinvestment of dividends.

Item 13. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information regarding the ownership of the Company's Common Stock and/or Class A Common Stock as of November 30, 2002 by (i) all those known by the Company to be owners of more than five percent of the outstanding shares of Common Stock or Class A Common Stock; (ii) each officer and director; and (iii) all officers and directors as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is beneficial owner of them.

                                                                Ownership, As A
                                                                 Percentage of
                                                                All Shares Out-
                               Number of           "Option    Standing/Assuming
 Name and Address           Shares Owned (1):      Shares" (1)
Option Share Exercise (1)

                           Common
                            Stock     Class A (2)

David Edell                444,685     484,615       157,500     13.0/14.9%
c/o CCA Industries, Inc.
200 Murray Hill Parkway
East Rutherford, NJ 07073

Ira W. Berman              393,745     473,615       202,000     12.1/14.6%
c/o CCA Industries, Inc.

Jack Polak                  27,700        -           25,000      .4/.7%
90 Park Avenue
New York, NY 10016

Rami G. Abada                 -           -           25,000      .0/.3%
c/o CCA Industries, Inc.

Stanley Kreitman              -           -           25,000      .0/.3%
c/o CCA Industries, Inc.

Dunnan Edell                41,250        -           75,000      .6/1.6%
c/o CCA Industries, Inc.

Drew Edell                  51,250        -           75,000      .7/1.7%
c/o CCA Industries, Inc.

John Bingman                  -           -             -            -
c/o CCA Industries, Inc.

Officers and Directors     958,630     958,230       584,500    26.8%/34.2
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

(2) David Edell, Ira Berman and Jack Polak own over 98% of the outstanding shares of Class A Common Stock. Messrs. David Edell,
Dunnan Edell, Drew Edell and Ira Berman are officers and directors. Mr. Bingman is an officer. Messrs. Abada, Kreitman and Polak are directors.



Item 14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The law firm of Post, Polak, Goodsell, MacNeil & Strauchler represented the Company in two lawsuits in the current year, both of which have been satisfied during litigation. Frederick B. Polak, a partner in the firm, is the son of a director of the Company, Jack Polak. The law firm received fees of $142,045 during the year. There is no litigation currently outstanding with the firm.

                             PART IV


Item 15. EXHIBITS, FINANCIAL STATEMENTS,
         SCHEDULES AND REPORTS ON FORM 8-K


     Financial Statements:

     Table of Contents, Independent Auditors' Report, Consolidated Balance Sheets as of November 30, 2002 and 2001 Consolidated Statements of Income (Loss) for the years ended November 30, 2002, 2001 and 2000. Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Shareholders' Equity for the years ended November 30, 2002, 2001 and 2000, Consolidated Statements of Cash Flows for the years ended November 30, 2002, 2001 and 2000, Notes to Consolidated Financial Statements.

     Financial Statement Schedules:

     Schedule II:  Valuation Accounts; Years Ended Nov. 30, 2002,
     2001 and 2000.

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

(10) (a) The Following Material Contracts are incorporated by reference to their filing with the Form 10-KA filed April 5, 1995: Amended and Restated Employment Agreements of 1994, with David Edell and Ira Berman; License Agreement made February 12, 1986 with Alleghany Pharmacal Corporation.

     (b) The February 1999 Amendments to the Amended and Restated
      Employment Agreements of David Edell and Ira Berman (1994) are incorporated by reference to the 1998 10-K. (Exhibit pages 00001-00002)

     (c) The Forms 8K, filed on May 22, 2002 and November 20,
      2002, are incorporated by reference to this 2002 10K.

     (d) The following contracts are annexed hereto.
         (i) Amended and restored Employment Contract of David Edell - October 2002.
         (ii) Amended and restored Employment Contract of Ira W.
              Berman - October 2002.
         (iii)Employment Agreement with Dunnan Edell - October 2002.
         (iv) Employment Agreement with Drew Edell - October 2002.

(11) Statement re Per Share Earnings (included in Item 15,
     Financial Statements)

     Two Forms 8-K were filed during the 2002 fiscal year.

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

     Signature                   Title                    Date

s/ David Edell           President, Director,
    DAVID EDELL          Chief Executive Officer,
                         and Chief Financial
                         Officer                     February 28, 2003

s/ Ira W. Berman         Chairman of the Board
    IRA W. BERMAN        of Directors, Executive
                         Vice President,
                         Secretary                   February 28, 2003

s/ Dunnan Edell          Vice President,             February 28, 2003
    DUNNAN EDELL         Director

s/ Drew Edell            Vice President,             February 28, 2002
    DREW EDELL           Director

s/ Stanley Kreitman      Director                    February 28, 2003
    STANLEY KREITMAN

s/ Rami Abada            Director                    February 28, 2003
    RAMI ABADA

s/ Jack Polak            Director                    February 28, 2003
    JACK POLAK

s/John Bingman           Treasurer                   February 28, 2003
   JOHN BINGMAN

              CCA INDUSTRIES, INC. AND SUBSIDIARIES


                CONSOLIDATED FINANCIAL STATEMENTS


                    NOVEMBER 30, 2002 AND 2001

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

 CONSOLIDATED BALANCE SHEETS . . . . . . . . . . . . . . . . . . . . .2-3

 CONSOLIDATED STATEMENTS OF INCOME (LOSS). . . . . . . . . . . . . . . .4

  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) . . . . . . . .5

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY . . . . . . . . . . . .6

 CONSOLIDATED STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . . . . .7

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . 8-31

 SUPPLEMENTARY INFORMATION

                   INDEPENDENT AUDITORS' REPORT

Board of Directors
CCA Industries, Inc.
East Rutherford, New Jersey

     We have audited the consolidated balance sheets of CCA Industries, Inc. and Subsidiaries as of November 30, 2002 and 2001, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended November 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCA Industries, Inc. and Subsidiaries as of November 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

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





                              SHEFT KAHN & COMPANY LLP
                              CERTIFIED PUBLIC ACCOUNTANTS

February 3, 2003
Jericho, New York

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           A S S E T S

                             (Note 7)
                                                        November 30,
                                                    2002          2001

Current Assets
  Cash and cash equivalents (Note 14)           $  1,585,647 $  2,555,938
  Short-term investments and marketable
    securities (Notes 2 and 6)                     3,479,544      355,345
  Accounts receivable, net of allowances of
   $1,222,408 and $1,295,086, respectively         6,265,955    4,464,991
  Inventories (Notes 2 and 3)                      3,743,131    4,783,530
  Prepaid expenses and sundry receivables            363,457      401,403
  Prepaid income taxes and refunds due                 1,703      221,989
  Deferred income taxes (Note 8)                   1,287,568    1,617,403

   Total Current Assets                           16,727,005   14,400,599

Property and Equipment, net of accumulated
  depreciation and amortization
   (Notes 2 and 4)                                   720,739      482,261

Intangible Assets, net of accumulated
  amortization (Notes 2 and 5)                       577,414      618,933

Other Assets
  Marketable securities (Notes 2 and 6)            6,723,518    4,979,758
  Due from officers                                  -             20,598
  Deferred income taxes (Note 8)                     -             40,105
  Other                                               56,388       56,663

   Total Other Assets                              6,779,906    5,097,124

   Total Assets                                  $24,805,064  $20,598,917


See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      November 30,
                                                   2002          2001
Current Liabilities
  Accounts payable and accrued
   liabilities (Note 10)                     $  5,284,109   $  4,154,256
  Income tax payable                              178,690          9,366

   Total Current Liabilities                    5,462,799      4,163,622

Subordinated Debentures (Note 7)                  501,656        510,656

Deferred Income Taxes (Note 8)                      5,186           -

Commitments and Contingencies (Note 12)

Shareholders' Equity
  Preferred stock, $1.00 par; authorized
   20,000,000 shares; none issued                    -               -
  Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 6,440,523 and
   6,242,823 shares, respectively                  64,405         62,428
  Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
      973,230 and 1,020,930 shares,
    respectively                                    9,732         10,209
  Additional paid-in capital                    3,832,796      3,834,296
  Retained earnings                            15,389,415     12,315,062
  Unrealized (losses) on marketable
    securities                               (    107,990)   (    50,151)
                                               19,188,358     16,171,844
  Less:  Treasury Stock (271,155 and
       218,196 shares at November 30,
         2002 and 2001, respectively)             352,935        247,205

   Total Shareholders' Equity                  18,835,423     15,924,639

   Total Liabilities and Shareholders'
     Equity                                   $24,805,064    $20,598,917

See Notes to Consolidated Financial Statements.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                          Years Ended November 30,
                                       2002          2001        2000
Revenues
  Sales of health and beauty
     aid products, net             $45,241,493   $41,364,648 $36,990,170
  Other income                         439,481       338,883     186,284

                                    45,680,974    41,703,531  37,176,454

Costs and Expenses
  Cost of sales                     15,342,317    14,877,421  14,299,928
  Selling, general and
     administrative expenses        15,389,528    13,812,890  12,557,064
  Advertising, cooperative and
   promotions                        9,239,249     8,776,470   8,837,665
  Research and development             741,974       687,731     555,462
  Provision for doubtful accounts (    105,724)      299,254     249,279
  Interest expense                      38,074        69,012     159,477

                                    40,645,418    38,522,778  36,658,875

   Income before Special Charge
     and Provision for
     Income Taxes                    5,035,556     3,180,753     517,579

Special Charge (Note 15)                  -             -     (1,500,000)

   Income (Loss) before Provision
     (Benefit) for Income Taxes      5,035,556     3,180,753  (  982,421)

Provision (Benefit) for Income Tax   1,961,203     1,166,384  (  327,911)

   Net Income (Loss)               $ 3,074,353   $ 2,014,369  ($ 654,510)

Weighted Average Shares
  Outstanding
   Basic                             7,099,759     6,893,232   7,153,013
   Diluted                           7,579,983     7,526,157   7,153,013

Earnings (Loss) Per Common Share
  (Note 2):
   Basic                                  $.43          $.29       ($.09)
   Diluted                                $.41          $.27       ($.09)

See Notes to Consolidated Financial Statements.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                                Years Ended November 30,
                                    2002          2001           2000


Net Income (Loss)                 $3,074,353    $2,014,369  ($   654,510)

Other Comprehensive Income
  (Loss)
    Unrealized holding gain (loss)
      on investments              (   57,839)       14,696        86,008

Provision (Benefit) for Income
  Taxes                         (     22,527)        5,555        13,742

Other Comprehensive Income
  (Loss) - Net                  (     35,312)        9,141        72,266

Comprehensive Income
  (Loss)                          $3,039,041    $2,023,510   ($  582,244)

Earnings (Loss) Per Share:
  Basic                                 $.43          $.29         ($.08)

  Diluted                               $.40          $.27         ($.08)












See Notes to Consolidated Financial Statements.

                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED NOVEMBER 30, 2002, 2001 AND 2000

                                                                                                  Unrealized
                                                                    Additional                  Gain (Loss) on
                                                 Common Stock         Paid-In       Retained      Marketable      Treasury
                                             Shares       Amount      Capital       Earnings      Securities        Stock


Balance - November 30, 1999               7,342,081       $73,420    $4,453,478    $10,955,203    ($150,855)      ($ 165,166)

Issuance of debentures for acquisition
 of 278,328 shares of common stock             -             -             -              -            -          (  619,965)

Purchase of 11,500 shares of
 treasury stock                                -             -             -              -            -          (   11,066)


Net income for the year                        -             -             -       (   654,510)        -                -


Unrealized gain on marketable
 securities                                    -             -             -              -          86,008             -


Retirement of treasury stock            (   278,328)   (    2,783)    ( 617,182)          -            -           ( 619,965)


Balance - November 30, 2000               7,063,753        70,637     3,836,296     10,300,693     ( 64,847)       ( 176,232)


Issuance of common stock                    200,000          2,000   (    2,000)          -            -                -

Net income for the year                        -              -            -         2,014,369         -                -

Unrealized gain on marketable
 securities                                    -              -            -              -          14,696             -

Purchase of 110,700 shares of
 treasury stock                                -              -            -              -            -           (  70,973)

Balance - November 30, 2001               7,263,753         72,637    3,834,296     12,315,062     ( 50,151)       ( 247,205)

Issuance of common stock                    150,000          1,500   (    1,500)          -            -                -

Net income for the year                        -              -            -         3,074,353         -                -

Unrealized (loss) on marketable
 securities                                    -              -            -            -          ( 57,839)            -
Purchase of 52,959 shares of
 treasury stock                                -              -            -            -              -           ( 105,730)

Balance - November 30, 2002               7,413,753        $74,137   $3,832,796    $15,389,415    ($107,990)       ($352,935)

See Notes to Consolidated Financial Statements.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED NOVEMBER 30,

                                            2002        2001        2000
Cash Flows from Operating Activities:
  Net income (loss)                     $3,074,353   $2,014,369 ($  654,510)
  Adjustments to reconcile net
    income to net cash provided by
      operating activities:
   Depreciation and amortization           357,627      374,953     372,881
   (Gain) loss on sale of securities    (      119)       5,559     119,877
   Decrease (increase) in deferred
     income taxes                          375,126    (  93,469) (  343,495)
   Loss on disposal of property and
     equipment                              27,629         -           -
   (Increase) decrease in accounts
     receivable                         (1,800,964)   1,864,764   1,041,777
   Decrease in inventory                 1,040,399      951,897     499,843
   Decrease (increase) in prepaid
     expenses and sundry receivables        37,946   (   76,423)    497,836
   Decrease (increase) in prepaid income
     taxes and refunds due                 220,286      555,702   (  62,856)
   Decrease (increase) in miscellaneous
     assets                                    275   (    1,137)  (     537)
   Increase (decrease) in accounts payable
     and accrued liabilities             1,129,853   (  134,596)  ( 640,053)
   Increase in income taxes payable        169,324        9,366        -

     Net Cash Provided by Operating
       Activities                        4,631,735    5,470,985     830,763

Cash Flows from Investing Activities:
  Acquisition of property and equipment (  575,923)  (  134,247)  ( 283,863)
  Acquisition of intangible assets      (    6,292)  (   24,700)  ( 496,734)
  Purchase of available for sale
    securities                          (6,767,658)  (7,036,015) (2,682,631)
  Proceeds from sale of available for
   sales securities                      1,839,729    5,068,493   2,567,555
  Proceeds of money due from officers       20,598          887      36,433

     Net Cash (Used in) Investing
       Activities                       (5,489,546)  (2,125,582) (  859,240)

Cash Flows from Financing Activities:
  Proceeds from borrowings                    -            -      3,900,000
  Payment on debt                             -      (1,500,000) (3,800,000)
  Repurchase of outstanding debentures  (    6,750)  (   23,000)       -
  Purchase of treasury stock            (  105,730)  (   70,973) (   74,375)

     Net Cash (Used in) Provided by
       Financing Activities             (  112,480)  (1,593,973)     25,625

Net (Decrease) Increase In Cash         (  970,291)   1,751,430  (    2,852)

Cash at Beginning of Year                2,555,938      804,508     807,360

Cash at End of Year                     $1,585,647   $2,555,938  $  804,508

Supplemental Disclosures of Cash
  Flow Information:
  Cash paid during the year for:
   Interest                            $    38,239    $  69,958    $161,895
   Income taxes                          1,310,593      801,950      97,629

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

 In March of 1998 CCA acquired 80% of the newly organized Fragrance Corporation of America, Ltd. (FCA) which manufactured and distributed perfume products. In 1999, CCA adopted a formal plan to discontinue the operations of the subsidiary. As of November
 30, 2001, the  CCA had completed its plan of dissolution.

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

 During fiscal 2001, two officers/shareholders exercised in the aggregate 400,000 options in exchange for 200,000 shares of previously issued common stock. The common shares were put into treasury and were subsequently cancelled.

 During fiscal 2002, two officers/shareholders exercised in the aggregate 200,000 options in exchange for 50,000 shares of previously issued common stock.

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

 Depreciation and amortization are provided on the straight-line method over the following estimated useful lives or lease terms of the assets:

   Machinery and equipment            5-7 Years
   Furniture and fixtures             3-10 Years
   Tools, dies and masters            3 Years
   Transportation equipment           5 Years
   Leasehold improvements             4-10 Years or life
     of lease, whichever is
     shorter
   Intangible Assets:

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

   Revenue Recognition:

   The Company recognizes sales upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Although no legal right of return exists between the customer and the Company, it is an industry-wide practice to accept returns from customers. The Company, therefore, records a reserve for returns equal to its gross profit on its historical percentage of returns on its last five months sales.

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

   In accordance with EITF 00-14, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to "advertising and promotional" expense. Prior years' amounts have been reclassified to conform to the 2002 and 2001 presentation. Had EITF 00-14 not been adopted, sales for the years ended November 2002, 2001 and 2000 would have been $46,850,507, $42,527,229 and $38,451,980, respectively.

             CCA INDUSTRIES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   Advertising Costs:

   The Company's policy for fiscal financial reporting is to charge advertising cost to operations as incurred.

   Shipping Costs:

   The Company's policy for fiscal financial reporting is to charge shipping cost to operations as incurred. For the years ended November 30, 2002, 2001 and 2000, included in selling, general and administrative expenses is shipping costs amounting to $2,120,645, $2,296,585 and $2,047,656, respectively.


NOTE 3 - INVENTORIES

   At November 30, 2002 and 2001, inventories consist of the following:

                                       2002          2001

   Raw materials                    $3,251,338    $3,610,432
   Finished goods                    1,468,581     2,225,814
                                    $4,719,919    $5,836,246

   At November 30, 2002 and 2001, the Company had a reserve for obsolete inventory of $976,788 and $1,052,716 respectively. In 2001, the Company had $519,986 of old FCA inventory which it had completely written off but had not yet disposed of. In 2002, the Company disposed of the FCA inventory.

NOTE 4 - PROPERTY AND EQUIPMENT

   At November 30, 2002 and 2001, property and equipment consisted of the following:

                                      2002            2001
   Machinery and equipment         $    97,003   $   168,421
   Office furniture and equipment      552,615       741,414
   Transportation equipment             10,918        10,918
   Tools, dies, and masters            213,188       550,825
   Leasehold improvements              222,646       162,283
                                     1,096,370     1,633,861
   Less:  Accumulated depreciation
          and amortization             375,631     1,151,600

   Property and Equipment - Net     $  720,739   $   482,261

   Depreciation and amortization expense for the years ended November 30, 2002, 2001 and 2000 amounted to $309,816, $327,777 and
   $347,801, respectively.

   During the years ended November 30, 2002 and 2001, the Company wrote off and disposed of all of their obsolete property and equipment.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -INTANGIBLE ASSETS

   Intangible assets consist of the following at November 30, 2002 and 2001:


                                       2002           2001

   Patents and trademarks            $756,548      $750,256
   Less: Accumulated amortization     179,134       131,323
   Intangible Assets - Net           $577,414      $618,933

   Amortization expense for the years ended November 30, 2002, 2001 and 2000 amounted to $47,811, $47,176 and $25,080, respectively.

NOTE 6 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

   Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at November 30, 2002 and November 30, 2001 were as follows:

                                 November 30,               November 30,
                                      2002                     2001

   Current:                   COST          MARKET        COST         MARKET
   Corporate obligations  $  2,066,040  $2,071,603   $     -        $     -
   Government obligations
     (including mortgage
       backed securities)    1,330,345   1,314,604      247,330        248,330
   Mutual funds                169,589      93,337      159,805        107,015

       Total                 3,565,974   3,479,544      407,135        355,345

   Non-Current:

   Corporate obligations     1,025,806   1,016,715    2,416,846      2,434,080
   Government obli-
     gations                 4,867,627   4,848,293    2,311,273      2,294,058
    Preferred stock            751,645     758,510      150,000        151,620
   Other equity
     investments               100,000     100,000      100,000        100,000
       Total                 6,745,078   6,723,518    4,978,119      4,979,758

       Total               $10,311,052 $10,203,062   $5,385,254     $5,335,103

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

 The market value at November 30, 2002 was $10,203,062 as compared to $5,335,103 at November 30,
2001.  The gross unrealized gains and losses were $58,411 and ($166,401) for November 30, 2002 and $35,542
and ($85,693) for November 30, 2001.  The cost and market values of the investments at November 30, 2002 were as follows:
        COL. A                                        COL. B      COL. C         COL.D           COL.E
                                                                                           Amount at Which
                                                                                             Each Portfolio
                                                     Number of                  Market     Of Equity Security
                                                   Units-Principal             Value of      Issues and Each
                                                     Amount of                Each Issue      Other Security
 Name of Issuer and           Maturity    Interest   Bonds and   Cost of      at Balance     Issue Carried in
 Title of Each Issue            Date        Rate      Notes     Each Issue    Sheet Date      Balance Sheet
CORPORATE OBLIGATIONS:
GMAC Smartnotes               10/15/03     4.600%     250,000  $  250,000    $  250,730       $ 250,730
GMAC Smartnotes               10/15/03     4.750      325,000     325,000       326,333         326,333
GMAC Smartnotes                1/15/03     5.550      250,000     250,000       250,763         250,763
GMAC Smartnotes                2/15/03     5.750      140,000     140,000       140,711         140,711
GMAC Smartnotes                6/15/03     4.750      300,000     300,000       300,894         300,894
GMAC Smartnotes                7/15/03     4.650      200,000     200,000       200,540         200,540
GMAC Smartnotes                8/15/03     4.250      499,000     499,000       499,075         499,075
GMAC Smartnotes                5/15/04     4.250      250,000     250,000       246,598         246,598
GMAC Smartnotes                5/15/05     5.000      175,000     175,000       171,922         171,922
Household Finance Corp.
  Internotes                   5/15/04     4.250      250,000     250,000       248,615         248,615
International Business
 Machines                      9/22/03     5.370      100,000     102,040       102,557         102,557
Colgate-Palmolive              12/1/03     5.270      100,000     100,860       102,912         102,912
Ford Motor Credit              3/20/04     6.125      245,000     249,946       246,668         246,668

                                                                3,091,846     3,088,318       3,088,318

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
 Name of Issuer and           Maturity    Interest   Bonds and   Cost of      at Balance     Issue Carried in
 Title of Each Issue            Date        Rate      Notes     Each Issue    Sheet Date      Balance Sheet

GOVERNMENT OBLIGATIONS:
FHLMC 1628-N               12/15/2023     6.500%        255     $   -       $      255      $      255
FHLB                        9/15/2003     5.125     255,000      266,200       262,214         262,214
FHLMC                         6/27/06     3.500     200,000      200,000       202,126         202,126
FHLMC                      11/15/2017     4.250     200,000      200,000       196,770         196,770
US Treasury Note           11/15/2003     4.250     200,000      199,891       203,136         203,136
US Treasury Note           11/15/2003     4.250     250,000      250,169       258,537         258,537
FNMA                        11/6/2009     4.250     250,000      250,000       246,978         246,978
FNMA                        11/6/2009     4.250     500,000      500,000       493,955         493,955
FHLMC                         2/27/12     4.000     225,000      225,000       229,289         229,289
FNMA                          9/15/04     3.500     250,000      249,805       255,860         255,860
FHLMC                        10/15/09     3.000     250,000      250,000       243,908         243,908
FNMA Global                  10/15/06     4.375     200,000     199,559        207,938         207,938
FNMA                          2/24/05     4.100     200,000      200,000       201,188         201,188
FNMA                          4/28/06     3.080     250,000      250,000       250,000         250,000
FNMA                         11/15/05     4.250     200,000      200,000       201,986         201,986
FNMA                          5/16/06     4.000     200,000      200,000       202,062         202,062
FNMA                          8/15/12     4.000     250,000      250,000       248,125         248,125
Federal Home Loan Bank       8/8/2006     3.375     250,000     250,000        250,783         250,783
Tennessee Valley Authority
  Power Bonds                5/1/2029     6.500      26,000     688,530        676,000         676,000
Tobacco Settlement Fin
 Corp. N                     6/1/2015     5.000     200,000     198,500        190,966         190,966
NJ EDA Trans Sublease RV
 Lightrail 199A FSA          5/1/2004     5.000     300,000     317,444        314,169         314,169
Port Authority NY & NJ
 Cons 88th SR BE            10/1/2004     4.500     225,000     238,789        235,935         235,935

CLOSED END MUNICIPAL BONDS/MUTUAL FUNDS:
Muniyield New Jersey Insd Frd Inc.                    5,500      81,350         78,650          78,650
Muniholdings New Jersey Insd FD Inc.                  5,900      79,896         79,001          79,001
Nuveen New Jersey Invt Quality Municipal Fund         5,200      79,507         78,416          78,416
Nuveen New Jersey Prem Inc Municipal Fund             5,200      78,639         78,104          78,104
Van Kamp Amer Cap Inv Gr NJ                           4,800      80,502         79,920          79,920
Blackrock New Jersey Municipal Inc.                   5,000      73,820         67,500          67,500
Eaton Vance New Jersey Municipal Inc.                 4,600      70,481         66,240          66,240
Nuveen New Jersey Dividend Advantage                  4,700      69,890         62,886          62,886

                                                              6,197,972      6,162,897       6,162,897

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

        COL. A                                        COL. B      COL. C         COL.D           COL.E
                                                                                           Amount at Which
                                                                                             Each Portfolio
                                                     Number of                  Market     Of Equity Security
                                                   Units-Principal             Value of      Issues and Each
                                                     Amount of                Each Issue      Other Security
 Name of Issuer and           Maturity    Interest   Bonds and   Cost of      at Balance     Issue Carried in
 Title of Each Issue            Date        Rate      Notes     Each Issue    Sheet Date      Balance Sheet
EQUITY:

Preferred Stock:
    Public Income NTS
      General Electric
      Cap Corp.               11/15/32     6.10%   11,800      $  301,645     $  296,450    $  296,450
    Merrill Lynch Trust        9/30/08     7.28     6,000         150,000        154,560       154,560
    Corporate Backed Trust
      Certificates For AIG
      Sun America              5/17/07     6.70     6,000         150,000        154,500       154,500
    Corporate Backed Trust
      Certificates For Bristol
      Myers Squibb             5/23/07     6.80     6,000         150,000        153,000       153,000

                                                                  751,645        758,510       758,510
Other Equity Investments:

Aberdeen Asia Pacific
  Income Fund                                                     100,000        100,000       100,000

Dreyfus Premier Limited
  Term High Income CL B                        14,862.540         169,589         93,337        93,337

                                                                  269,589        193,337       193,337

                                                              $10,311,052    $10,203,062   $10,203,062

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (Continued)

  During the years ended November 30, 2002, 2001 and 2000, available-for-sale securities were liquidated and proceeds amounting to $1,839,729, $5,068,493 and $2,567,555 were received, with resultant realized (losses) totaling ($2,131), ($28,559)  and ($119,877)
  respectively. Cost of available-for-sale securities includes unamortized premium or discount.

NOTE 7 - NOTES PAYABLE AND SUBORDINATED DEBENTURES

  The Company has an available line of credit of $7,000,000. Interest is calculated on the outstanding balance at prime minus 1% or Libor plus 150 basis points. The line of credit is collateralized by all the Company's assets. The Company was not utilizing their available credit line at November 30, 2002 and 2001.

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

  During the year 2002, the Company repurchased $9,000 of debentures for $6,750 resulting in a gain of $2,250.

NOTE 8 - INCOME TAXES

  CCA and its subsidiaries file a consolidated federal income tax return. No returns have been examined by the Internal Revenue
  Service.

  At November 30, 2002 and 2001, respectively, the Company has temporary differences arising from the following:

                                               November 30, 2002

                                                              Classified As
                                                Deferred    Short-      Long-
       Type                     Amount            Tax        Term       Term
                                                            Asset (Liability)
  Depreciation                 ($ 13,024)    ($   5,186)   $   -      ($5,186)
  Reserve for bad debts          695,824        277,100     277,100      -
  Reserve for returns            526,584        209,703     209,703      -
   Reserve for obsolete
    inventory                    976,788        388,989     388,989      -
  Section 263A costs             290,000        115,487     115,487      -
  Charitable contributions       744,010        296,289     296,289      -

  Net deferred income
     tax                                     $1,282,382  $1,287,568   ($5,186)

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



   Income tax expense (benefit) is made up of the following components:

                                               November 30, 2002
                                                   State &
                                      Federal       Local        Total

   Current tax expense              $1,116,198     $507,307   $1,623,505
        Tax credits                (    37,428)        -      (   37,428)
   Deferred tax expense                341,365       33,761      375,126
                                    $1,420,135     $541,068   $1,961,203

             CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - INCOME TAXES (Continued)
                                                November 30, 2001
                                                     State &
                                      Federal        Local        Total

   Current tax benefit                $976,295      $170,755    $1,147,050
   Tax credits                     (    35,000)         -      (    35,000)
   Deferred tax benefit            (    77,369)      131,703        54,334

                                      $863,926      $302,458    $1,166,384

                                                 November 30, 2000

                                                     State &
                                       Federal        Local        Total

   Current tax expense               ($229,509)     ($35,097)    ($264,606)
   Deferred tax expense              (  54,416)     (  8,889)    (  63,305)
                                     ($283,925)     ($43,986)    ($327,911)

   Prepaid income taxes and refund due are made up of the following components:

                                                      State &
                                      Federal          Local        Total

   November 30, 2002                  $   -           $   1,703   $   1,703

   November 30, 2001                  $  88,210        $133,779    $221,989

   Income taxes payable are made up of the following components:

                                                       State &
                                      Federal           Local        Total

   November 30, 2002                  $  35,873        $142,817     $178,690

   November 30, 2001                  $   4,803        $  4,563     $  9,366

                               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)


 A reconciliation of income tax expense (benefit) computed at the statutory rate to income tax expense at the effective rate for each of the three years ended November 30, 2002 is as follows:


                                                 2002                      2001                      2000
                                                      Percent                   Percent                  Percent
                                                     Of Pretax                 of Pretax               of Pretax
                                           Amount      Income         Amount     Income       Amount     Income
 Income tax expense (benefit)
   at statutory rate                     $1,712,089    34.00%      $1,081,456    34.00%     ($334,023)   (34.00%)
 Increases (decreases) in taxes
   resulting from:
    State income taxes, net of federal
    income tax benefit                      541,068    10.74          199,622      6.27     (  58,355)   ( 5.94 )

     Non-deductible expenses and
      other adjustments                  (  254,526)  ( 5.05  )   (    79,694)   ( 2.50  )     64,467      6.56

    Utilization of tax credits           (   37,428)  ( 0.74 )    (    35,000)   ( 1.10  )       -          -

 Income tax expense (benefit)
   at effective rate                     $1,961,203    38.95%      $1,166,384     36.67%    ($327,911)   (33.38%)


              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 9 -  STOCK OPTIONS

  On November 15, 1984, the Company authorized the granting of incentive stock options as well as non-qualified options. The plan was amended in 1986 and again in 1994. The following summarizes the stock options outstanding under these plans as of November 30, 2002:

                                          Number        Per Share
                                            Of           Option
         Date Granted                     Shares         Price       Expiration

   January 1990 (1)(5)                    159,500       .50             2007
   June 1995     (2)(5)                    50,000       .50(3)(5)       2007
   August 1997      (5)                   375,000       .50(4)(5)       2007
                                          584,500

   (1) These options were originally scheduled to expire January 2000 but were extended for an additional five years.

   (2) These options were originally scheduled to expire June 2000 but were extended for an additional five years.

   (3) These stock options were repriced from $4.50 to $1.50 in June of 2000 when they were extended.

   (4) These stock options were repriced from $2.50 on November 3, 1998.

   (5) On May 24, 2001, the Board of Directors repriced all the outstanding options to $.50 and changed their expiration date to August 1, 2007.

   The following summarizes the activity of shares under option for the two years ended November 30, 2001:

                                      Number        Per Share
                                        Of            Option
                                      Shares          Price            Value
   Balance - November 30,
     2000                           1,184,500     $.50  - $1.50     $1,109,875
     Granted                             -              -                   -
     Repriced                            -       ( .05) - ( 1.00)   (  517,125)
     Exercised                        400,000             (  .50)   (  200,000)
     Expired                             -              -                 -
     Cancelled                           -              -                 -
   Balance - November 30,
     2001                             784,500         $.50          $  392,250
       Granted                           -              -                 -
     Repriced                            -              -                 -
     Exercised                        200,000      (   .50)         (  100,000)
     Expired                             -              -                 -
     Cancelled                           -              -                 -
   Balance - November 30,
     2002                             584,500         $.50         $   292,250

                          CCA INDUSTRIES, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 - STOCK OPTIONS (Continued)

   Pro Forma Disclosure

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting
   Standards No. 123, "Accounting for Stock Based Compensation", issued in October 1995.
   Accordingly, compensation cost has been recorded based on the intrinsic value of the option only.
   The Company recognized no compensation cost in 1999 and 1998, respectively, for stock-based employee compensation awards.  The pro forma compensation cost for stock-based employee compensation awards was $1 million, $.5 million and $.8 million in 2002, 2001 and 2000, respectively.  If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated in the table below:

                                              2002                     2001                  2000
                                     As Reported  Pro Forma   As Reported   Pro Forma   As Reported  Pro Forma
   Net income                        $3,074,353   $2,063,168   $2,014,369   $1,470,083   ($654,510) ($1,447,726)
   Diluted earnings per share              $.41         $.27         $.27         $.20       ($.09)       ($.20)

   The above pro forma amounts, for purposes of SFAS No. 123, reflect the portion of the estimated fair value of awards earned in 2002, 2001 and 2000.  For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period (for stock options).  The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years.


              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCK OPTIONS

   The Company used the Black-Scholes model to value stock options for pro forma presentation. The assumptions used to estimate the value of the options included in the pro forma amounts and the weighted average estimated fair value of options granted are as follows:

                                            Stock Option Plan Shares
                                         2002        2001      2000

   Average expected life (years)          5.10       5.67      3.76

   Expected volatility                  210.19%    204.59%   193.18%

   Risk-free interest rate                2.88%      4.25%      6.3%

   Weighted average fair value
     at grant - Exercise price
     equal to market price               $1.73       $.69      $.66


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

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

   The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                           November 30,
                                         2002        2001
                                           (In Thousands)

   Media advertising                     $    *    $   424
   Coop advertising                         804        392
   Accrued returns                          878        301
   Vacation accrual                         320        254
   Accrued bonuses                          467        510
                                         $2,469     $1,881

   All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

   * under 5%

NOTE 11 - OTHER INCOME

   Other income was comprised of the following:

                                                    November 30,
                                              2002      2001       2000

   Interest income                         $383,569   $265,240   $222,459
   Dividend income                           11,780     16,057     42,461
   Realized gain on sale of
     debentures                               2,250     25,342      6,262
   Realized (loss) on sale of
     securities                           (   2,131)  ( 30,901)  (126,139)
   Royalty income                            41,820     57,385     37,500
   Miscellaneous                              2,193      5,760      3,741

                                           $439,481   $338,883   $186,284

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES

   Leases

   The Company leased approximately 62,500 square feet of office and warehouse space at an annual rental of $267,684 and an additional 51,000 square feet of warehouse space in Paterson, NJ on a month to month basis. Under a new net lease starting June 1, 2002, the Company currently occupies approximately 75,550 square feet of space. Approximately 58,000 square feet in such premises is used for warehousing and 17,500 square feet for offices. The annual rental is $327,684, with an annual CPI increase of 3%, but not to exceed 15% cumulative five year increase. The lease requires the Company to pay for additional expenses "Expense Rent" (Common Area Maintenance "CAM"), which includes real estate taxes, common area expense, utility expense, repair and maintenance expense and insurance expense. The lease expires on May 31, 2012 with a renewal option for an additional five years.

   Rent expense for the years ended November 30, 2002, 2001 and 2000 was $433,983, $531,062 and $498,227, respectively.

   In addition, the Company has entered into various property and equipment operating leases with expiration dates ranging through November 2006.

   Future commitments under noncancellable operating lease agreements having a remaining term in excess of one year for each of the next five (5) years and in the aggregate are as follows:

   Year Ending
   November 30,

       2003                              $   389,254
       2004                                  362,253
       2005                                  338,201
       2006                                  328,346
       2007                                  327,684

   Royalty Agreements

   On March 3, 1986, the Company entered into a License Agreement (the "Agreement") with Alleghany Pharmacal Corporation ("Allegheny"). Under the terms of which the Company was granted the exclusive right to use the licensed products and trademarks for the manufacture and distribution of the products subject to the license. Under the terms of the Agreement, on July 5, 1986, the Company paid to Alleghany a non-refundable advance payment of $1,015,000. The license runs for an indeterminate period. An additional $525,000 non-refundable advance payment was paid to Alleghany on July 5, 1987.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

   From the period March 3, 1986 to June 3, 1986, the Company was required to pay a 7% royalty on all net sales. Thereafter, it is required to pay a 6% royalty on net sales but no less than $360,000 per annum to maintain its license. After the sum of $9,000,000 in royalties has been paid to Alleghany, the royalty is reduced to 1% of net sales. The Company has expanded the lines licensed from Alleghany and pays only 1% royalty on various new products created by the Company. As of November 30, 2002, $8,732,641 of royalties have been paid or accrued and only $267,359 still remains until the $9,000,000 level is reached.

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

   In May of 1998, the Company entered into a License Agreement with Solar Sense, Inc. for the marketing of sun care products under trademark names. The Company's License Agreement with Solar Sense, Inc. is for the exclusive use of the trademark names "Solar Sense" and "Kids Sense", in connection with the commercial exploitation of sun care products. The Company is required to pay a 5% royalty on net sales of the licensed products until $1 million total royalties are paid and 1% thereafter; and minimum per-annum royalties of $30,000. The Company realized $1,493,955 in net sales of sun-care products in 2002, and paid or accrued Solar Sense the royalty of $74,698.

   In October of 1999, the Company entered into a License Agreement with The Nail Consultants, Ltd. for the use of an activator invented in connection with a method for applying a protective covering to fingernails. The Company's License Agreement with The Nail Consultants, Ltd. is for the exclusive use of the method and its composition in a new product kit packaged and marketed by CCA under its own name, "Nutra Nail Power Gel". The Company will pay a royalty of 5% of net sales of all licensed product sold by the Company. Net sales were $1,407,247 in 2002, and paid or accrued The Nail Consultants, Ltd. the royalty of $70,362.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

   The Company settled a patent infringement claim for the use of Alpha Hydroxy in its Sudden Change exfoliation products for $323,927. The Company paid half in September 2001 and paid the balance in February 2002. The total expense was recorded in the fiscal year ended November 30, 2001. The Company entered into a license agreement for the future use of Alpha Hydroxy in its beauty aid products. The Company will pay a 5% royalty of net sales of all such licensed product sold by the Company. The license fees in 2002 were not material.

   The Company has entered into various other License Agreements, none of which materially affect the Company's sales, financial results, financial condition, or should materially affect its future results of operations.

   Employment Contracts

   During fiscal 1994, the Board of Directors approved contracts for two officers/shareholders. Pursuant thereto, each was provided a base salary of $300,000 in fiscal 1994, with yearly increases of the higher of CPI or 6%, and each is paid 2.5% of the Company's pre-tax income, less depreciation and amortization, plus 20% of the
   adjusted base salary, as a bonus.   During 1998 the contracts were
   amended, commencing in fiscal 1999, to limit the amount of advertising expense charged against pre-tax income for purposes of the 2.5% calculation to $8,000,000. In May 2001 an amendment increased the base salary to $400,000. The contract expires on December 31, 2010.

   The two sons of the President of the Company have five year contracts in the amounts of $270,000 and $200,000 which expire on November 30, 2007.

   Collective Bargaining Agreement

   On December 1, 1998, the Company signed a collective bargaining agreement with Local 734, L.I.U. of N.A., AFL-CIO. Other than standard wage, holiday, vacation and sick day provisions, the agreement calls for CCA to provide certain medical and dental benefits and to contribute to the Local 734 Educational Fund $.01 per hour for each hour the employees are paid. The agreement expired on November 30, 2001. A new collective bargaining agreement with similar provisions is in effect for December 1, 2001 through November 30, 2004. This agreement pertains to 29% of the CCA labor force.

   Litigation

   The Company has been named as a defendant in 10 lawsuits alleging that the plaintiffs were injured as a result of their purchasing and ingesting our diet suppressant containing phenylpropanolamine
   (PPA), which the Company utilized as its active ingredient in its products prior to November 2000. The lawsuits brought against the Company are for unspecified amount of compensatory and exemplary damages.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

   Litigation (Continued)

   The Company is insured for three of the 10 cases. CCA has not renewed the product liability policy covering possible additional lawsuits that might commence against the Company in connection with PPA. Outside counsel has advised CCA that as a general matter the PPA cases are defensible, and the Company plans to vigorously defend its positions. However, there can be no assurances the current PPA litigations will not have a material adverse effect on the Company's operations.

   Dividends

   CCA announced its first dividend of $0.12 per share payable to all holders of the Company's common stock, $0.06 payable to shareholders of record on April 1, 2003 and $0.06 payable to shareholders of record on November 1, 2003.

NOTE 13 - PENSION PLANS

   The Company has adopted a 401(K) Profit Sharing Plan that covers most of their non-union employees with over one year of service and attained Age 21. Employees may make salary reduction contributions up to twenty-five percent of compensation not to exceed $11,000, and may make additional discretionary contributions.

NOTE 14 - RELATED PARTY TRANSACTION

   During fiscal 2002, the Company retained legal services from a firm where a partner is the son of a Director of the Company. Total legal fees amounted to approximately $142,000.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 14 - CONCENTRATION OF RISK

   All of the Company's products are sold to major drug and food chains merchandisers, and wholesale beauty-aids distributors throughout the United States and Canada.

   During the years ended November 30, 2002, 2001 and 2000, certain customers each accounted for more than 5% of the Company's net sales, as follows:

   Customer               2002       2001       2000

       A                   31%        28%        26%
       B                   13         12         13
       C                    7          7          6
       D                    7          5          6
       E                    5          4          6
       F                    *          7          6

   Foreign Sales         2.40%      2.85%      2.50%

   The loss of any one of these customers could have a material adverse affect on the Company's earnings and financial position.

   During the years November 30, 2002, 2001 and 2000, certain products within the Company's product lines accounted for more than 10% of the Company's net sales as follows:

   Product                2002         2001      2000

   Health and Beauty       75%         69%        65%
   Cosmetic and Fragrance  19          19         14

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


NOTE 15 - SPECIAL CHARGE

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

                                                                  Year Ended November 30,

                                                             2002           2001           2000
   Net income (loss) available for common
     shareholders, basic and diluted                      $3,074,353     $2,014,369     ($654,510)

   Weighted average common stock
     outstanding- Basic                                    7,099,759      6,893,232     7,153,013


   Net effect of dilutive stock options                      480,224        632,925        *

   Weighted average common stock and
     common stock equivalents - Diluted                    7,579,983      7,526,157     7,153,013

   Basic earnings per share                                     $.43           $.29         ($.09)


   Diluted earnings per share                                   $.41           $.27         ($.09)

   *Antidilutive


                                                  SCHEDULE II


                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                           VALUATION ACCOUNTS
            YEARS ENDED NOVEMBER 30, 2002, 2001 AND 2000



   COL. A                              COL. B      COL. C       COL. D         COL. E


                                                  Additions
                                      Balance at  Charged To                  Balance
                                      Beginning    Costs and                  At End
  Description                          Of Year     Expenses    Deductions     Of Year
Year Ended November 30, 2002:
Allowance for doubtful accounts     $   481,399   $  283,954   $   69,529   $  695,824

Reserve for returns and allowances  $   813,686   $4,094,332   $4,381,434   $  526,584

Reserve of inventory
 obsolescence                        $1,052,716   $  397,643   $  473,571   $  976,788

Year Ended November 30, 2001:
Allowance for doubtful accounts     $   323,257   $  299,254   $  141,112   $  481,399

Reserve for returns and allowances  $1,056,167    $2,833,405   $3,075,886   $  813,686

Reserve for inventory
 obsolescence                       $1,050,714    $  548,815   $  546,813   $1,052,716

Year ended November 30, 2000:
Allowance for doubtful accounts     $  327,919    $  249,279   $  253,941   $  323,257

Reserve for returns and allowances  $  855,657    $4,758,078   $4,557,568   $1,056,167


Reserve for inventory
  obsolescence                      $1,056,709    $  839,702   $  845,697   $1,050,714

