Form 10-Q
period 2003-02-28
CCA INDUSTRIES INC
filed 2003-04-08
CIK 721447

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 28, 2003

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

Common Stock, $.01 Par Value - $6,440,523 shares of as February 28, 2003

   Class A Common Stock, $.01 Par Value - $973,230 shares as of
                         February 28, 2003

               CCA INDUSTRIES, INC. AND SUBSIDIARIES








                               INDEX

                                                   Page
                                                  Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    February 28, 2003 and November 30, 2002         1-2

  Consolidated Statements of Operations
    for the three months ended February 28, 2003
    and 2002                                         3

  Consolidated Statements of Comprehensive Income
    for the three months ended February 28, 2003
    and 2002                                         4

  Consolidated Statements of Cash Flows for
    the three months ended February 28, 2003
    and 2002                                         5

  Notes to Consolidated Financial Statements         6-16

  Management Discussion and Analysis of
    Results of Operations and Financial
    Condition                                       17-18

PART II OTHER INFORMATION                           19-20

SIGNATURES                                           21

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF
 FINANCIAL OFFICER PURSUANT TO TITLE 18, UNITED
 STATES CODE, SECTION 1350, AS ADOPTED PURSUANT
 TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002   22-23

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

                            A S S E T S

                                              February 28,   November 30,
                                                 2003           2002

Current Assets
 Cash and cash equivalents                   $     949,601   $  1,585,647
 Short-term investments and marketable
   securities                                    3,228,349      3,479,544
 Accounts receivable, net of allowances of
     $1,286,169 and $1,222,408, respectively     7,789,367      6,265,955
 Inventories                                     5,177,413      3,743,131
 Prepaid expenses and sundry receivables           607,394        363,457
   Deferred income taxes                         1,313,675      1,287,568
 Prepaid income taxes and refunds due                1,703          1,703
 Deferred advertising                            1,075,178           -

   Total Current Assets                         20,142,680     16,727,005

Property and Equipment, net of accumulated
  depreciation and amortization                    764,192        720,739

Intangible Assets, net of accumulated
 amortization                                      566,074        577,414

Other Assets
 Marketable securities                           7,288,534      6,723,518
 Deferred income taxes                               2,062           -
 Other                                              56,863         56,388

   Total Other Assets                            7 347,459      6,779,906

   Total Assets                                $28,820,405    $24,805,064

See Notes Consolidated to Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

               LIABILITIES AND SHAREHOLDERS' EQUITY



                                             February 28,    November 30,
                                                2003               2002
Current Liabilities
  Accounts payable and accrued liabilities    $  8,701,983  $  5,284,109
 Income taxes payable                               93,849       178,690

   Total Current Liabilities                     8,795,832     5,462,799

Subordinated Debentures                            497,656       501,656

Deferred Income Taxes                                 -            5,186

Shareholders' Equity
 Preferred stock, $1.00 par; authorized
   20,000,000 shares; none issued
 Common stock, $.01 par; authorized
   15,000,000 shares; 6,440,523 shares
   issued and outstanding                           64,405        64,405
 Class A common stock, $.01 par; authorized
   5,000,000 shares; 973,230 shares issued
   and outstanding                                   9,732         9,732
 Additional paid-in capital                      3,832,796     3,832,796
 Retained earnings                              15,963,041    15,389,415
 Unrealized gains (losses) on marketable
   securities                                       15,649   (   107,990)
                                                19,885,623    19,188,358
   Less: Treasury Stock (274,055 shares at
            February 28, 2003 and 271,155
            shares at November 30, 2002,
            respectively)                          358,706       352,935

   Total Shareholders' Equity                   19,526,917    18,835,423

   Total Liabilities and Shareholders' Equity  $28,820,405   $24,805,064


See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                                              Three Months Ended
                                                 February 28,
                                              2003           2002
Revenues
  Sales of health and beauty aid
    products - Net                         $12,362,785   $10,158,386
  Other income                                 152,397        88,808

                                            12,515,182    10,247,194

Costs and Expenses
  Costs of sales                             4,446,827     3,764,904
  Selling, general and administrative
    expenses                                 4,109,805     3,736,324
  Advertising, cooperative and promotions    2,722,570     2,263,526
  Research and development                     229,696        89,802
  Provision for doubtful accounts               37,589   (   104,360)
  Interest expense                               8,363         8,915

                                            11,554,850     9,759,111

  Income before Provision for Income
    Taxes                                      960,332       488,083

Provision for Income Taxes                     386,706       188,020

  Net Income                               $   573,626   $   300,063

Earnings per Share:
  Basic                                           $.08          $.04
  Diluted                                         $.08          $.04






See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (UNAUDITED)

                                               Three Months Ended
                                                   February 28,
                                                2003          2002


Net Income                                    $573,626      $300,063


Other Comprehensive Income
  Unrealized holding gains (loss)
  on investments                               123,639     (  12,015)

Provision (Benefit) for Taxes                   49,787     (   4,628)

Other Comprehensive (Loss) Income
  - Net                                         73,852     (   7,387)

Comprehensive Income                          $647,478      $292,676


Earnings Per Share:
  Basic                                           $.09          $.04
  Diluted                                         $.09          $.04



See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED)


                                                   Three Months Ended
                                                      February 28,
                                                  2003           2002

Cash Flows from Operating Activities:
 Net income                                   $  573,626    $   300,063
 Adjustments to reconcile net income
   to net cash provided by (used in)
    operating activities:
     Depreciation and amortization                92,491         93,946
     (Gain) on sale of marketable securities
       and repurchase of debentures          (     5,220)   (     1,025)
   (Increase) decrease in deferred income
     taxes                                   (    33,355)        64,456
   (Increase) in accounts receivable         ( 1,523,412)   ( 1,192,871)
   (Increase) in inventory                   ( 1,434,282)   (    72,089)
   (Increase) in prepaid expenses and
     miscellaneous receivables               (   243,937)   (    89,445)
   (Increase) in deferred advertising        ( 1,075,178)   (   777,096)
   (Increase) in other assets                (       476)          -
   Increase in accounts payable
     and accrued liabilities                   3,417,875      1,721,127
   (Increase) in prepaid income taxes            -          (   103,670)
     (Decrease) in taxes payable             (    84,841)   (     9,366)


     Net Cash (Used in) Operating Activities (   316,709)   (    65,970)

Cash Flows from Investing Activities:
 Acquisition of property, plant and equipment(   123,943)   (    48,258)
 Acquisition of intangible assets            (       661)   (     2,285)
 Proceeds of money due from officers                -               607
 Purchase of marketable securities           ( 1,530,182)   (   227,573)
 Proceeds from sale and maturity of
    investments                                1,341,220         53,067

     Net Cash (Used in) Investing Activities (   313,566)   (   224,442)

Cash Flows from Financing Activities:
 Purchase of treasury stock                  (     5,771)          -

Net (Decrease) in Cash                       (   636,046)   (   290,412)

Cash and Cash Equivalents at Beginning
 of Period                                     1,585,647      2,555,938

Cash and Cash Equivalents at End
 of Period                                    $  949,601     $2,265,526


Supplemental Disclosures of Cash Flow
 Information:
   Cash paid during the period for:
     Interest                                 $   15,928     $   16,575
     Income taxes                                491,887        324,770



See Notes to Consolidated Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Opera-ting results for the three month period ended February 28, 2003 are not necessarily indicative of the results that may be expected for the year ended November 30, 2003. For further information, refer to the consoli-

 dated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2002.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

 CCA Industries, Inc. ("CCA") was incorporated in the State of Delaware on March 25, 1983.

 CCA manufactures and distributes health and beauty aid products.

 CCA has several wholly-owned subsidiaries [CCA Cosmetics, Inc., CCA
 Labs, Inc., Berdell, Inc., Nutra Care Corporation, CCA Online Industries, Inc., and CCA Industries Canada (2003) Inc. (incorporated February 25,
 2003)], all of which are currently inactive.

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

 Short-Term Investments and Marketable Securities:

 Short-term investments and marketable securities consist of corporate and government bonds and equity securities. The Company has classified its investments as Available-for-Sale securities. Accordingly, such invest ments are reported at fair market value, with the resultant unrealized gains and losses reported as a separate component of shareholders' equity.

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Property and Equipment and Depreciation and Amortization

 Property and equipment are stated at cost. The Company charges to expense repairs and maintenance items, while major improvements and betterments are capitalized. When the Company sells or otherwise dis-poses of property and equipment items, the cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is included in earnings.

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

   Intangible Assets:

   Intangible assets are stated at cost. Patents and trademarks are amor-tized on the straight-line method over a period of 17 years.

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

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)





NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Earnings Per Common Share:

 The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in 1998. Basic earnings per share is calculated using the average number of shares of common stock outstanding during the year. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method" and convertible debentures using the "if-converted" method. Common stock equivalents consist of stock options.

 Revenue Recognition:

 The Company recognizes sales upon shipment of merchandise. Net sales are comprised of gross sales less expected returns, trade discounts, customer allowances and various sales incentives. Although no legal right of return exists between the customer and the Company, it is an industry-wide practice to accept returns from customers. The Company, therefore, records a reserve for returns equal to its gross profit on its historical percentage of returns on its last five months sales.

 Accounts Receivable:

 Accounts receivable with credit balances have been included as a current liability in "Accounts payable and accrued liabilities" in the accompanying balance sheet.

 The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allow-ance for doubtful accounts of $849,520 and $695,824 as of February 28, 2003 and November 30, 2002, respectively.

 Shipping and Handling Costs:

 The Company presents shipping and handling costs as part of selling, general and administrative expense and not as part of cost of sales. Freight costs were $775,198 and $486,853 for the three months ended February 28, 2003 and 2002, respectively.

 Comprehensive Income:

 The Company adopted SFAS #130, Comprehensive Income, which considers the Company's financial performance in that it includes all changes in equity during the period from transactions and events from non-owner sources.

 Reclassifications

 Certain prior year amounts have been reclassified to conform to the 2003 presentation.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

   The components of inventory consist of the following:

                                    February 28,       November 30,
                                       2003               2002

   Raw materials                    $3,839,970         $3,031,400
   Finished goods                    1,337,443            711,731
                                    $5,177,413         $3,743,131

   At February 28, 2003 and November 30, 2002, the Company had a reserve for obsolescence of $1,014,175 and $976,788, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

   The components of property and equipment consisted of the following:

                                                February 28,    November 30,
                                                   2003             2002

   Machinery and equipment                     $  102,393       $    97,003
   Furniture and equipment                        601,000           552,615
   Transportation equipment                        10,918            10,918
   Tools, dies, and masters                       274,326           213,188
   Leasehold improvements                         231,676           222,646
                                                1,220,313         1,096,370

   Less:  Accumulated depreciation
            and amortization                      456,121           375,631

   Property and Equipment - Net                $  764,192        $  720,739

   Depreciation expense for the three months ended February 28, 2003 and 2002 amounted to $80,490 and $82,003, respectively.

NOTE 6 - INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                               February 28,      November 30,
                                                   2003              2002

   Patents and trademarks                        $757,209          $756,548
   Less:  Accumulated amortization                191,135           179,134
   Intangible Assets - Net                       $566,074          $577,414

   Amortization expense for the three months ended February 28, 2003 and 2002 amounted to $12,001 and $11,943, respectively.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - DEFERRED ADVERTISING

   In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $1,075,178 is accordingly reflected in the balance sheet for the interim period. This deferral is the result of the Company's media and co-op budget for the year which contemplates lower spending in the 4th quarter than in the other three quarters.

   The table below sets forth the calculation:

                                                    February      February
                                                       2003         2002
                                                  (In Millions) (In Millions)

  Media advertising budget for the fiscal year         $8.00        $7.00

  Pro-rata portion for three months                    $2.00        $1.75
  Media advertising spent                               2.01         1.38
  Accrual (deferral)                                  ($0.01)      $  .37


  Anticipated Co-op advertising commitments            $5.00        $4.00

  Pro-rata portion for three months                    $1.25        $1.00
  Co-op advertising spent                               2.31         1.78
  Accrual (deferral)                                  ($1.06)      ($0.78)

 NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                       February 28,     November 30,
                                          2003             2002
                                     (In Thousands)   (In Thousands)

  a) Vacation accrual                     $    *         $  320
  a) Media advertising                     1,987              *
  b) Coop advertising                      1,661            804
  c) Accrued returns                         831            878
  d) Accrued bonuses                           *            467
                                          $4,479         $2,469
  * under 5%

  All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - OTHER INCOME

  Other income consists of the following at February 28:

                                              2003        2002

  Interest and dividend income             $131,157     $71,709
  Royalty income                             15,745      16,051
  Miscellaneous                               5,495       1,048
                                           $152,397     $88,808

NOTE 10 -  NOTES PAYABLE AND SUBORDINATED DEBENTURES

  The Company has an available line of credit of $7,000,000. Interest is calculated on the outstanding balance at prime minus 1% or Libor plus
  150 basis points. The line of credit is collateralized by all the Company's assets. The Company was not utilizing their available credit line at Febru ary 28, 2003 or November 30, 2002.

  On August 1, 2000, the Company repurchased (pursuant to a tender offer) 278,328 shares of its outstanding common stock by issuing subordinated debentures equal to $2 per share, which accrue interest at 6% and are due to mature on August 1, 2005. The interest is payable semi-annually.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

  Litigation

  The Company has been named as a defendant in 10 lawsuits alleging that the plaintiffs were injured as a result of their purchasing and ingesting a diet suppressant containing phenylpropanolamine (PPA), which the Com pany utilized as its active ingredient in its products prior to November 2000. The lawsuits brought against the Company are for unspecified amount of compensatory and exemplary damages.

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

  Dividends

  In January 2003, the Company announced its first dividend of $0.12 per share payable to all holders of the Company's common stock, $0.06 payable to shareholders of record on April 1, 2003 and $0.06 payable to shareholders of record on November 1, 2003.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 12 -  SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

  Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at February 28, 2003 and November 30, 2002 were as follows:

                                February 28, 2003      November 30, 2002

   Current:                      COST       MARKET      COST      MARKET


   Corporate obligations    $  1,776,900 $  1,793,734  $2,066,040 $ 2,071,603
   Government obligations
     (including mortgage
       backed securities)      1,330,345    1,335,994   1,330,345   1,314,604
   Mutual Funds                  171,999       98,621     169,589      93,337

       Total                   3,279,244    3,228,349   3,565,974   3,479,544

   Non-Current:
   Corporate obligations       1,624,946    1,632,871   1,025,806   1,016,715
   Government obli-
     gations                   4,667,549    4,701,515   4,867,627   4,848,293
   Preferred stock               829,495      854,148     751,645     758,510
   Other equity invest-
     ments                       100,000      100,000     100,000     100,000

       Total                   7,221,990    7,288,534   6,745,078   6,723,518

       Total                 $10,501,234  $10,516,883 $10,311,052 $10,203,062

                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

 The market value at February 28, 2003 was $10,516,883 as compared to $10,203,062 at November 30,
 2002.  The gross unrealized gains and losses  were $120,420 and ($104,771) for February 28, 2003 and
 $58,411 and ($166,401) for November 30, 2002, respectively.  The cost and market values of the investments at February 28, 2003 were as follows:

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
 Name of Issuer and          Maturity  Interest     Bonds and     Cost of   at Balance  Issue Carried in
 Title of Each Issue            Date     Rate         Notes     Each Issue  Sheet Date     Balance Sheet
CORPORATE OBLIGATIONS:
GMAC Smartnotes               10/15/03    4.600%     250,000   $  250,000  $ 253,018        $ 253,018
GMAC Smartnotes               10/15/03    4.750      325,000      325,000    326,333          326,333
GMAC Smartnotes                6/15/03    4.750      300,000      300,000    302,010          302,010
GMAC Smartnotes                7/15/03    4.650      200,000      200,000    201,614          201,614
GMAC Smartnotes                8/15/03    4.250      499,000      499,000    502,902          502,902
GMAC Smartnotes                5/15/04    4.250      250,000      250,000    253,080          253,080
GMAC Smartnotes                5/15/05    5.000      175,000      175,000    177,375          177,375
GMAC Smartnotes                8/15/04    2.650      250,000      250,000    247,183          247,183
Household Finance Corp.
  Internotes                   5/15/04    4.250      250,000      250,000    255,370          255,370
International Business
 Machines                      9/22/03    5.370      100,000      102,040    102,157          102,157
Colgate-Palmolive              12/1/03    5.270      100,000      100,860    102,647          102,647
Ford Motor Credit              3/20/04    6.125      245,000      249,946    250,535          250,535
CIT Group Inc.                 1/15/06    4.000      200,000      200,000    199,860          199,860
GE Capital Group Internotes    2/15/06    2.450      250,000      250,000    249,468          249,468

                                                                3,401,846  3,426,605        3,426,605


                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

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
 Name of Issuer and          Maturity  Interest     Bonds and     Cost of   at Balance  Issue Carried in
 Title of Each Issue            Date     Rate         Notes     Each Issue  Sheet Date     Balance Sheet


GOVERNMENT OBLIGATIONS:
FHLB                           9/15/03   5.125        255,000    266,200      260,301        260,301
FHLMC                          6/27/06   3.500        200,000    200,000      201,188        201,188
FHLMC                         11/15/17   4.250        200,000    200,000      199,000        199,000
US Treasury Note              11/15/03   4.250        200,000    199,891      202,208        202,208
US Treasury Note              11/15/03   4.250        250,000    250,169      257,355        257,355
US Treasury Note              11/15/07   3.000        250,000    249,922      254,387        254,387
FHLMC                          2/27/12   4.000        225,000    225,000      229,430        229,430
FNMA                           9/15/04   3.500        250,000    249,805      257,265        257,265
FHLMC                         10/15/09   3.000        250,000    250,000      250,313        250,313
FNMA Global                   10/15/06   4.375        200,000    199,559      213,562        213,562
FNMA                           4/28/06   3.080        250,000    250,000      250,548        250,548
FNMA                          11/15/05   4.250        200,000    200,000      200,974        200,974
FNMA                           5/16/06   4.000        200,000    200,000      200,876        200,876
FNMA                           8/15/12   4.000        250,000    250,000      255,158        255,158
FHLMC                           2/7/05   2.375        250,000    250,000      250,470        250,470
FHLMC                          1/30/06   2.000        250,000    250,000      250,235        250,235
Federal Home Loan Bank          8/8/06   3.375        250,000    250,000      250,860        250,860
Tennessee Valley Authority
  Power Bonds                   5/1/29   6.500         26,000    688,530      694,200        694,200
Tobacco Settlement Fin
 Corp. N                        6/1/15   5.000        200,000    198,500      193,152        193,152
NJ EDA Trans Sublease RV
 Lightrail 199A FSA             5/1/04   5.000        300,000    317,444      313,533        313,533
Port Authority NY & NJ
 Cons 88th SR BE               10/1/04   4.500        225,000    238,789      236,376        236,376

CLOSED END MUNICIPAL BONDS/MUTUAL FUNDS:
Muniyield New Jersey Insd Frd Inc.                      5,500     81,350       82,885         82,885
Muniholdings New Jersey Insd FD Inc.                    5,900     79,896       83,603         83,603
Nuveen New Jersey Invt Quality Municipal Fund           5,200     79,507       80,392         80,392
Nuveen New Jersey Prem Inc Municipal Fund               5,200     78,639       80,860         80,860
Van Kamp Amer Cap Inv Gr NJ                             4,800     80,502       83,520         83,520
Blackrock New Jersey Municipal Inc.                     5,000     73,820       69,300         69,300
Eaton Vance New Jersey Municipal Inc.                   4,600     70,481       68,724         68,724
Nuveen New Jersey Dividend Advantage                    4,700     69,890       66,834         66,834

                                                               5,997,894    6,037,509      6,037,509

                             CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

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

EQUITY:
Preferred Stock:
    Public Income NTS
      General Electric Cap Corp. 11/15/32     6.10%         14,800    $   379,495     $   380,508       $   380,508
    Merrill Lynch Trust           9/30/08     7.28           6,000        150,000         160,140           160,140
    Corporate Backed Trust
      Certificates For AIG
      Sun America                 5/17/07     6.70           6,000        150,000         156,900           156,900
    Corporate Backed Trust
      Certificates For Bristol
      Myers Squibb                5/23/07     6.80           6,000        150,000         156,600           156,600

                                                                          829,495         854,148           854,148
Other Equity Investments:

Aberdeen Asia Pacific
  Income Fund                                                             100,000         100,000           100,000

Dreyfus Premier Limited
  Term High Income CL B                                 14,975,341        171,999          98,621            98,621

                                                                          271,999         198,621           198,621

                                                                      $10,501,234     $10,516,883       $10,516,883

                       CCA INDUSTRIES, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

                           (UNAUDITED)


 For the three month period ending February 28, 2003, the Company had revenues of $12,515,182 and net income of $573,626 after a provision for taxes of $386,706. This represents a 22% and 91% increase in revenues and net income, respectively.
Sales returns and allowances have decreased from 8.05% to 5.73%. Gross margins increased from 62.94% to 64.03%. Selling, general and administrative (SGA) expenses increased from $3,736,324 to $4,109,805. The Company has increased its staff as a result of its projected increased sales volume anticipated for fiscal 2003. For the three month period ended February 28, 2003, advertising, co-operative and promotional allowances increased to $2,722,570 from $2,263,526 for the quarter ended February 28, 2002. In addition, higher sales increased commissions and freight out for the current period.

 Both advertising and co-op commitments have a material effect on the Company's operations. The Company attempts to anticipate its advertising and promotional commitments as a percentage of gross sales in order to control its effect on net income in accordance with APB Interim Financial Reporting. The Company expenses its advertising and related costs proportionately over the interim periods based on its total expected expenses for its various advertising programs. Consequently, a deferral of $1,065,871 for co-op advertising expenses is reflected on the quarterly balance sheet. This deferral will be fully expensed by year-end. The deferral is primarily a result of the Company's current $5,000,000 co-op advertising budget, which is predicated on substantially lower spending in the third and fourth quarters. Company commitments were $2,009,307 for its media advertising for the current quarter of which $9,307 were deferred.

 Co-op advertising expense is accrued as budgeted in quarterly reports. The entire budgeted accrual has never been fully used by the Company's accounts as a result of merchandising changes and cancelled promotions. This year the Company estimated a $5,000,000 budget in co-op advertising. Every year there have always been co-op-advertising accruals from the previous fiscal year, which ultimately are not utilized by the Company's customers. These previously accrued expenditures are credited against the subsequent year's co-op budget based upon the aging of the non-utilized co-op expenses.

 For the period ended February 28, 2003, there was approximately $1,000,000 of unclaimed co-op expenses accrued from the prior year. Based upon the Company's experience, a portion of the accrual, $250,000, was offset against the first quarter's co-op expenses. The balance (if any) will be offset over the rest of the fiscal year, as it becomes evident that they will not be utilized. This procedure is consistent with prior years' methodology with regard to the accrued co-op expenses.

The Company's financial position as at February 28, 2003 consists of current assets of $20,142,680 and current liabilities of $8,795,832, or a current ratio of 2.3:1. In addition, shareholders' equity increased from $18,835,423 to $19,526,917 primarily due to net income earned during the current quarter.

The Company's cash position decreased primarily due to the purchase of fixed assets and marketable securities ($314,000) and the net effect of cash used in operations ($317,000). The increase in accounts receivable is predominately due to large sales increases in the first quarter, and accounts payable increased primarily due to accruals for advertising. Research and development expenses were $229,696.

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

 The Company did not file any reports on Form 8-K during the three months ended February 28, 2003.

PART II, ITEM 6. (Continued)                                   EXHIBIT 11


                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 COMPUTATION OF EARNINGS PER SHARE

                            (UNAUDITED)



                                                     Three Months Ended
                                                         February 28,
                                                       2003         2002


Item 6.

Weighted average shares outstanding - Basic         7,140,537    7,045,557

Net effect of dilutive stock
  options--based on the
  treasury stock method
  using average market
  price                                               475,893       53,691

Weighted average shares outstanding -
  Diluted                                           7,616,430    7,579,248

Net income                                           $573,626     $300,063

Per share amount
  Basic                                                  $.08         $.04
  Diluted                                                $.08         $.04

                             SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.



April 7, 2003

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

 3. Based on my knowledge, the financial statements, and other financial infor-mation included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

   April 7, 2003

                                               /s/
                                               -------------------------------

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

 3. Based on my knowledge, the financial statements, and other financial infor-mation included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

   April 7, 2003

                                            /s/
                                            -------------------------------
                                            John Bingman
                                            Treasurer - Chief Financial Officer

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

 3. Based on my knowledge, the financial statements, and other financial infor-mation included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


   April 7, 2003

                                               /s/
                                                 -----------------------------
                                                 Ira Berman
                                                 Chairman and Secretary