Form 10-Q
period 2003-05-31
CCA INDUSTRIES INC
filed 2003-07-10
CIK 721447

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 31, 2003    Commission File Number 2-85538

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

       Common Stock, $.01 Par Value - 6,592,669 shares of as
                           May 31, 2003

    Class A Common Stock, $.01 Par Value - 958,230 shares as of
                           May 31, 2003

               CCA INDUSTRIES, INC. AND SUBSIDIARIES








                               INDEX

                                                   Page
                                                  Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    May 31, 2003 and November 30, 2002                 1-2

  Consolidated Statements of Operations
    for the three months and six months ended
    May 31, 2003 and 2002                               3

  Consolidated Statements of Comprehensive Income
    for the three months and six months ended
    May 31, 2003 and 2002                               4

  Consolidated Statements of Cash Flows for
    the six months ended May 31, 2003
    and 2002                                            5

  Notes to Consolidated Financial Statements           6-16

  Management Discussion and Analysis of
    Results of Operations and Financial
    Condition                                          17-18

PART II OTHER INFORMATION                            19-20

SIGNATURES
21

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF
 FINANCIAL OFFICER PURSUANT TO TITLE 18, UNITED
 STATES CODE, SECTION 1350, AS ADOPTED PURSUANT
 TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002    22-23

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS


                            A S S E T S
                                                    May 31,    November 30,
                                                    2003           2002


Current Assets
 Cash and cash equivalents                       $  2,345,238  $  1,585,647
 Short-term investments and marketable
   securities                                       3,919,332     3,479,544
 Accounts receivable, net of allowances of
   $1,677,200 and $1,222,408,
   respectively                                     9,011,150     6,265,955
 Inventories                                        6,013,313     3,743,131
 Prepaid expenses and sundry receivables              602,428       363,457
 Deferred income taxes                              1,337,872     1,287,568
 Prepaid income taxes and refunds due                   1,703         1,703
 Deferred advertising                               2,573,105          -

   Total Current Assets                            25,804,141    16,727,005

Property and Equipment, net of accumulated
  depreciation and amortization                       805,481       720,739

Intangible Assets, net of accumulated
 amortization                                         554,595       577,414

Other Assets
 Marketable securities                              5,510,556     6,723,518
 Other                                                 56,763        56,388

   Total Other Assets                               5,567,319     6,779,906

   Total Assets                                   $32,731,536   $24,805,064









See Notes Consolidated to Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS


               LIABILITIES AND SHAREHOLDERS' EQUITY


                                                    May 31,    November 30,
                                                     2003          2002
Current Liabilities
  Accounts payable and accrued
   liabilities                                    $ 9,584,657  $ 5,284,109
 Income taxes payable                                 878,634      178,690

   Total Current Liabilities                       10,463,291    5,462,799

Subordinated Debentures                               497,656      501,656

Deferred Income Taxes                                  13,216        5,186

Shareholders' Equity
 Preferred stock, $1.00 par; authorized
   20,000,000 shares; none issued
 Common stock, $.01 par; authorized
   15,000,000 shares; 6,592,669 and
   6,440,523 shares issued and outstanding,
   respectively                                        65,927       64,405
 Class A common stock, $.01 par; authorized
   5,000,000 shares; 958,230 and 973,230
   shares issued and outstanding,
   respectively                                         9,582        9,732
 Additional paid-in capital                         3,831,424    3,832,796
 Retained earnings                                 18,176,248   15,389,415
 Unrealized gains (losses) on marketable
   securities                                          32,898  (   107,990)
                                                   22,116,079   19,188,358
   Less: Treasury Stock (274,055 shares at
            May 31, 2003 and 271,155
            shares at November 30, 2002,
            respectively)                             358,706      352,935

   Total Shareholders' Equity                      21,757,373   18,835,423

   Total Liabilities and Shareholders'
     Equity                                       $32,731,536  $24,805,064


See Notes to Consolidated Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS


                                Three Months Ended        Six Months Ended
                                      May 31,                  May 31,
                                2003         2002         2003         2002
Revenues
  Sales of Health and
   Beauty Aid
   Products - Net            $17,439,253 $13,213,844  $29,802,038  $23,372,230
  Other income                   171,597      98,503      323,994      187,311

                              17,610,850  13,312,347   30,126,032   23,559,541

Costs and Expenses
  Costs of sales               5,316,313   4,399,740    9,763,140    8,164,644
  Selling, general and
   administrative
   expenses                    4,927,457   3,865,127    9,037,262    7,601,451
  Advertising,
   cooperative
   and promotions              2,633,688   2,858,396    5,356,258    5,121,922
  Research and
   development                   202,077     138,259      431,773      228,061
  Provision for doubtful
    accounts                     195,304  (   41,801)     232,893   (  146,161)
  Interest expense                 7,435       8,320       15,798       17,235

                              13,282,274  11,228,041   24,837,124   20,987,152

    Income before
      Income Taxes             4,328,576   2,084,306    5,288,908    2,572,389

Provision for Income
  Taxes                        1,744,481     866,320    2,131,187    1,054,340

  Net Income                 $ 2,584,095 $ 1,217,986  $ 3,157,721  $ 1,518,049

Earnings per Share
  Basic                             $.36        $.17         $.44         $.22
  Diluted                           $.34        $.16         $.41         $.20




See Notes to Consolidated Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (UNAUDITED)


                                Three Months Ended      Six Months Ended
                                     May 31,                 May 31,
                                  2003      2002         2003       2002




Net Income                     $2,584,095 $1,217,986  $3,157,721 $1,518,049


Other Comprehensive
  Income
   Unrealized holding
   gains(loss)on
   investments                     17,249      3,566     140,888 (    8,449)


Provision (Benefit) for
  Taxes                             6,971      1,266      56,758 (    3,362)

Other Comprehensive
  Income (Loss) - Net              10,278      2,300      84,130 (    5,087)


Comprehensive Income           $2,594,373 $1,220,286  $3,241,851 $1,512,962



Earnings Per Share:
  Basic                              $.36      $.17         $.45       $.21
  Diluted                            $.34      $.16         $.42       $.20























See Notes to Consolidated Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                             (UNAUDITED)

                                                     Six Months Ended
                                                           May 31,
                                                      2003         2002
Cash Flows from Operating Activities:
  Net income                                      $3,157,721    $1,518,049
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization                   186,991       183,186
     (Gain) on sale of marketable
       securities and repurchase of
       debentures                                (    22,758)  (     3,025)
  (Increase) decrease in deferred income
   taxes                                         (    42,274)       80,507
  (Increase) in accounts receivable              ( 2,745,195)  ( 2,400,695)
  (Increase) decrease in inventory               ( 2,270,182)      320,161
  (Increase) in prepaid expenses and
   miscellaneous receivables                     (   238,971)  (   151,231)
  (Increase) in deferred advertising             ( 2,573,105)  ( 1,982,753)
  (Increase) in other assets                     (       375)         -
  Increase in accounts payable
   and accrued liabilities                         4,300,548     4,251,495
  Decrease in prepaid income taxes                      -          220,286
  Increase in taxes payable                          699,944       519,259

   Net Cash Provided by Operating
     Activities                                      452,344     2,555,239


Cash Flows from Investing Activities:
  Acquisition of property, plant and
   equipment                                     (   247,732)  (   136,932)
  Acquisition of intangible assets               (     1,182)  (     2,945)
  Proceeds of money due from officers                   -            1,371
  Purchase of marketable securities              ( 3,623,972)  ( 3,387,647)
  Proceeds from sale and maturity of
     investments                                   4,556,792       324,507

   Net Cash Provided by (Used in)
     Investing Activities                            683,906   ( 3,201,646)

Cash Flows from Financing Activities:
  Purchase of treasury stock                     (     5,771)         -
  Repurchase of outstanding debenture                   -      (     6,000)
  Dividends paid                                 (   370,888)         -

   Net Cash (Used in) Financing
     Activities                                  (   376,659)  (     6,000)

Net Increase (Decrease) in Cash                      759,591   (   652,407)

Cash and Cash Equivalents at Beginning
  of Period                                        1,585,647     2,555,938

Cash and Cash Equivalents at End
  of Period                                       $2,345,238    $1,903,531

Supplemental Disclosures of Cash Flow
  Information:
   Cash paid during the period for:
     Interest                                     $   15,928    $   17,235
     Income taxes                                  1,460,687       324,810


See Notes to Consolidated Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (UNAUDITED)



NOTE 1 -BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended May 31, 2003 are not necessarily indicative of the results that may be expected for the year ended November 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2002.

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

NOTE 3 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation:

  The consolidated financial statements include the accounts of CCA and its wholly-owned subsidiaries (collectively the "Company").

                 CCA INDUSTRIES, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (UNAUDITED)





NOTE 3 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  Statements of Cash Flows Disclosure:

  For purposes of the statement of cash flows, the Company con siders all highly liquid instruments purchased with an original maturity of less than three months to be cash equivalents.

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

                 CCA INDUSTRIES, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (UNAUDITED)


NOTE 3 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Property and Equipment and Depreciation and Amortization

  Property and equipment are stated at cost. The Company charges to expense repairs and maintenance items, while major improve ments and betterments are capitalized. When the Company sells or otherwise disposes of property and equipment items, the cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is included in earnings.

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

   Income Taxes:

   Income tax expense includes federal and state taxes currently payable and deferred taxes arising from temporary differences between income for financial reporting and income tax pur poses.

   Tax Credits:

   Tax credits, when present, are accounted for using the flow-through method as a reduction of income taxes in the years utilized.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (UNAUDITED)





NOTE 3 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $1,047,106 and $695,824 as of May 31, 2003 and November 30,
  2002, respectively.

  Shipping and Handling Costs:

  The Company presents shipping and handling costs as part of selling, general and administrative expense and not as part of cost of sales. Freight costs were $1,672,134 and $1,057,947 for the six months ended May 31, 2003 and 2002, respectively.

  Comprehensive Income:

  The Company adopted SFAS #130, Comprehensive Income, which considers the Company's financial performance in that it in cludes all changes in equity during the period from transactions and events from non-owner sources.

  Reclassifications

  Certain prior year amounts have been reclassified to conform to the 2003 presentation.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -INVENTORIES

   The components of inventory consist of the following:

                                      May 31,          November 30,
                                       2003               2002

   Raw materials                    $3,803,933         $3,031,400
   Finished goods                    2,209,380            711,731
                                    $6,013,313         $3,743,131

   At May 31, 2003 and November 30, 2002, the Company had a reserve for obsolescence of $1,029,496 and $976,788, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

   The components of property and equipment consisted of the following:

                                                  May 31,      November 30,
                                                   2003            2002

   Machinery and equipment                    $   102,393      $     97,003
   Furniture and equipment                        666,085           552,615
   Transportation equipment                        10,918            10,918
   Tools, dies, and masters                       314,686           213,188
   Leasehold improvements                         250,020           222,646
                                                1,344,102         1,096,370

   Less:  Accumulated depreciation
                   and amortization               538,621           375,631

   Property and Equipment - Net                 $  805,481       $  720,739

   Depreciation expense for the six months ended May 31, 2003 and 2002 amounted to $162,990 and $159,293, respectively.

NOTE 6 - INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                                  May 31,      November 30,
                                                   2003            2002

   Patents and trademarks                        $757,730        $756,548
   Less:  Accumulated
           amortization                           203,135         179,134
   Intangible Assets - Net                       $554,595        $577,414

   Amortization expense for the six months ended May 31, 2003 and 2002 amounted to $24,001 and $23,893, respectively.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - DEFERRED ADVERTISING

   In accordance with APB 28 Interim Financial Reporting the
   Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $2,573,105 is accordingly reflected in the balance sheet for the interim period. This deferral is the result of the Company's media and co-op budget for the year which contemplates lower spending in the 4th quarter than in the other three quarters.

   The table below sets forth the calculation:

                                                       May            May
                                                      2003            2002
                                                 (In Millions)    (In Millions)

  Media advertising budget for the
    fiscal year                                        $8.00        $7.50
  Pro-rata portion for six months                      $4.00        $3.75
  Media advertising spent                               5.52         5.14
  Accrual (deferral)                                  ($1.52)      ($1.39)


  Anticipated Co-op advertising
    commitments                                        $5.00        $4.00
  Pro-rata portion for six months                      $2.50        $2.00
  Co-op advertising spent                               3.55         2.59
  Accrual (deferral)                                  ($1.05)     ($  .59)

 NOTE 8 -ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                          May 31,     November 30,
                                           2003          2002
                                      (In Thousands) (In Thousands)

  a)Vacation accrual                    $      *       $    320
  a)Media advertising                      1,100              *
  b)Coop advertising                       1,755            804
  c)Accrued returns                        1,110            878
  d)Accrued bonuses                          739            467
                                          $4,704         $2,469
  * under 5%

  All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - OTHER INCOME

  Other income consists of the following at May 31:

                                             2003        2002

  Interest and dividend
    income                                 $241,556    $156,522
  Royalty income                             58,699      27,480
  Miscellaneous                              23,739       3,309
                                           $323,994    $187,311

NOTE 10 -NOTES PAYABLE AND SUBORDINATED DEBENTURES

  The Company has an available line of credit of $7,000,000. Interest is calculated on the outstanding balance at prime minus 1% or Libor plus 150 basis points. The line of credit is collateralized by all the Company's assets. The Company was not utilizing their available credit line at May 31, 2003 or November 30, 2002.

  On August 1, 2000, the Company repurchased (pursuant to a tender offer) 278,328 shares of its outstanding common stock by issuing subordinated debentures equal to $2 per share, which accrue interest at 6% and are due to mature on August 1, 2005. The interest is payable semi-annually.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

  Litigation

  The Company has been named as a defendant in 10 lawsuits alleging that the plaintiffs were injured as a result of their purchasing and ingesting a diet suppressant containing phenylpropanolamine (PPA), which the Company utilized as its active ingredient in its products prior to November 2000. The lawsuits brought against the Company are for unspecified amounts of compensatory and exemplary damages.

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

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 12 -  SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

  Short-term investments and marketable securities, which con sist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at May 31, 2003 and November
  30, 2002 were as follows:

                                      May 31, 2003         November 30, 2002

  Current:                          COST      MARKET       COST       MARKET

  Corporate
    obligations                 $2,276,900  $2,295,389  $2,066,040  $2,071,603
  Government
    obligations
    (including
    mortgage
    backed
    securities)                  1,287,751   1,305,154   1,330,345   1,314,604
  Common stock                     202,452     210,482        -           -
  Mutual funds                     174,573     108,307     169,589      93,337

      Total                      3,941,676   3,919,332   3,565,974   3,479,544

  Non-Current:
  Corporate
    obligations                  1,875,000   1,880,588   1,025,806   1,016,715
  Government
    obligations                  2,650,819   2,652,268   4,867,627   4,848,293
  Preferred stock                  829,495     877,700     751,645     758,510
  Other equity
    investments                    100,000     100,000     100,000     100,000

      Total                      5,455,314   5,510,556   6,745,078   6,723,518

      Total                     $9,396,990  $9,429,888 $10,311,052 $10,203,062


                              CCA INDUSTRIES, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 -SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

 The market value at May 31, 2003 was $9,429,888 as compared to $10,203,062 at November
 30, 2002.  The gross unrealized gains and losses  were $149,190 and ($116,292) for May
 31, 2003 and $58,411 and ($166,401) for November 30, 2002, respectively.  The cost and market values of the investments at May 31, 2003 were as follows:
 COL. A                                              COL. B      COL. C      COL.D            COL.E
                                                                                          Amount at Which
                                                                                          Each Portfolio
                                                    Number of                Market     Of Equity Security
                                                 Units-Principal            Value of      Issues and Each
                                                    Amount of              Each Issue     Other Security
 Name of Issuer and            Maturity Interest    Bonds and    Cost of   at Balance    Issue Carried in
  Title of Each Issue           Date      Rate        Notes     Each Issue Sheet Date     Balance Sheet
CORPORATE OBLIGATIONS:
GMAC Smartnotes               10/15/03    4.600%     250,000  $  250,000  $  252,375       $ 252,375
GMAC Smartnotes               10/15/03    4.750      325,000     325,000     328,240         328,240
GMAC Smartnotes                6/15/03    4.750      300,000     300,000     300,273         300,273
GMAC Smartnotes                7/15/03    4.650      200,000     200,000     200,648         200,648
GMAC Smartnotes                8/15/03    4.250      499,000     499,000     501,330         501,330
GMAC Smartnotes                5/15/04    4.250      250,000     250,000     253,738         253,738
GMAC Smartnotes                5/15/05    5.000      175,000     175,000     179,272         179,272
GMAC Smartnotes                8/15/04    2.650      250,000     250,000     249,048         249,048
GMAC Smartnotes                5/15/06    4.050      400,000     400,000     398,152         398,152
Household Finance Corp.
  Internotes                   5/15/04    4.250      250,000     250,000     255,585         255,585
International Business
 Machines                      9/22/03    5.370      100,000     102,040     101,211         101,211
Colgate-Palmolive              12/1/03    5.270      100,000     100,860     101,989         101,989
Ford Motor Credit              5/22/06    4.750      250,000     250,000     249,900         249,900
CIT Group Inc.                 1/15/06    4.000      200,000     200,000     205,758         205,758
CIT Group Inc.                 3/15/05    3.200      100,000     100,000     101,312         101,312
GE Capital Group
  Internotes                   2/15/06    2.450      250,000     250,000     251,228         251,228
Sears Roebuck Acceptance
     Corp.                     5/15/06    3.500      250,000     250,000     245,918         245,918

                                                               4,151,900   4,175,977       4,175,977

                              CCA INDUSTRIES, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 -SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)


 COL. A                                                COL. B       COL. C         COL.D           COL.E

                                                                                                 Amount at Which
                                                                                                  Each Portfolio
                                                     Number of                     Market      Of Equity Security
                                                  Units-Principal                 Value of       Issues and Each
                                                      Amount of                  Each Issue       Other Security
 Name of Issuer and            Maturity  Interest    Bonds and      Cost of      at Balance     Issue Carried in
  Title of Each Issue            Date      Rate        Notes      Each Issue     Sheet Date       Balance Sheet

GOVERNMENT OBLIGATIONS:
FHLB                             9/15/03  5.125       255,000     266,200         257,869             257,869
FHLMC                            2/27/07  2.000       100,000     100,000         100,219             100,219
FHLMC                           11/15/17  4.250       200,000     200,000         201,312             201,312
FHLMC                            2/27/12  4.000       225,000     225,000         228,587             228,587
FHLMC                           10/15/09  3.000       250,000     250,000         251,173             251,173
FHLMC                           11/15/09  3.000       250,000     250,000         252,575             252,575
FNMA                             8/15/12  4.000       250,000     250,000         256,798             256,798
FHLMC                            1/30/06  2.000       250,000     250,000         251,328             251,328
Tennessee Valley Authority
  Power Bonds                     5/1/29  6.500        26,000     688,530         699,140             699,140
Tobacco Settlement Fin
 Corp. N                          6/1/15  5.000       200,000     198,500         176,542             176,542
NJ EDA Trans Sublease RV
 Lightrail 199A FSA               5/1/04  5.000       300,000     317,444         310,812             310,812
Port Authority NY & NJ
 Cons 88th SR BE                 10/1/04  4.500       225,000     238,789         234,594             234,594

CLOSED END MUNICIPAL BONDS/MUTUAL FUNDS:
Muniyield New Jersey Insd Frd Inc.                      6,500      96,905         101,855             101,855
Muniholdings New Jersey Insd FD Inc.                    6,900      94,549         104,535             104,535
Nuveen New Jersey Invt Quality Municipal Fun            6,200      95,162          98,704              98,704
Nuveen New Jersey Prem Inc Municipal Fund               5,200      78,639          83,356              83,356
Van Kamp Amer Cap Inv Gr NJ                             4,800      80,502          85,680              85,680
Blackrock New Jersey Municipal Inc.                     6,000      87,989          87,840              87,840
Eaton Vance New Jersey Municipal Inc.                   5,600      85,506          87,920              87,920
Nuveen New Jersey Dividend Advantage                    5,700      84,855          86,583              86,583

                                                                3,938,570       3,957,422           3,957,422




                             CCA INDUSTRIES, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1048:
NOTE 12 -SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)
                        COL. A                        COL. B      COL. C            COL.D              COL.E
                                                                                                  Amount at Which
                                                                                                   Each Portfolio
                                                    Number of                       Market      Of Equity Security
                                                  Units-Principal                  Value of       Issues and Each
                                                    Amount of                     Each Issue      Other Security
 Name of Issuer and            Maturity  Interest   Bonds and    Cost of          at Balance     Issue Carried in
  Title of Each Issue           Date       Rate       Notes     Each Issue        Sheet Date       Balance Sheet
EQUITY:
Preferred Stock:
  Public Income NTS
  General Electric Cap
    Corp.                     11/15/32     6.10%     14,800   $   379,495       $   387,020         $   387,020
  Merrill Lynch Trust          9/30/08     7.28       6,000       150,000           163,680             163,680
  Corporate Backed Trust
    Certificates For AIG
    Sun America                5/17/07     6.70       6,000       150,000           162,000             162,000
  Corporate Backed Trust
    Certificates For Bristol
    Myers Squibb               5/23/07     6.80       6,000       150,000           165,000             165,000

                                                                  829,495           877,700             877,700
Common Stock:
   DTE Energy Co.                                     1,200        51,649            51,996              51,996
   Consolidated Edison Inc.                           1,300        51,558            55,887              55,887
   Progress Energy Inc.                               1,000        48,000            47,050              47,050
   Public Service Enterprise Group                    1,300        51,245            55,549              55,549

                                                                  202,452           210,482             210,482
Other Equity Investments:
Aberdeen Asia Pacific
  Income Fund                                                     100,000           100,000             100,000
Dreyfus Premier Limited
  Term High Income CL B                          15,628.688       174,573           108,307             108,307

                                                                  274,573           208,307             208,307

                                                               $9,396,990        $9,429,888          $9,429,888

                          CCA INDUSTRIES, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION

                              (UNAUDITED)


 For the three month period ending May 31, 2003, the Company had revenues of $17,610,850 and net income of $2,584,095 after a provision for taxes of $1,744,481. Last year, for the May 31 quarter, the Company had $13,312,347 of revenue and net income of $1,217,986. This represents a 32% and 112% improvement for revenues and net income, respectively. Gross margins improved from 66.7% to 69.5%. This was primarily due to economies of scale derived as a result of the higher sales volume. Selling, general and administrative (SG&A) expenses increased to $4,927,457 from $3,865,127 as a result of an increase in staff.

 For the three month period ending May 31, 2003, advertising, cooperative and promotional allowance expenditures were $2.63 million. Last year, for the same three-month period ending May 31, 2002, they were $2.86 million. Advertising expenditures were 15.1% of sales compared to 21.6% last year. Since both co-op advertising and promo-tions have a material effect on the Company's operation, the Company attempts to anticipate its advertising and promotional commitments as a percent of gross sales in order to control its effect on its net income. In accordance with APB No. 28, Interim Financial Reporting, the Company expenses its advertising and related costs proportionately over the interim periods, based on its total expected costs per its various advertising programs. Consequently, a deferral of $1.5 million for media expense and $1.1 million for co-op expenditures for the six month period is reflected in the balance sheet. The Company deferred $1.4 million of media costs in the prior year for the six-month period. The deferral is the result of the Company's current $8.0 million media budget for the entire year, which is predicated on substantially lower spending in the third and fourth quarters. Co-op expenditures are budgeted at $5 million for the year. Specifically, the Company spent $5.5 million for media advertising in the six months and $3.6 million in co-op advertising. The difference between the actual expense and the budgeted expense is deferred or accrued over the subsequent six month period, and by the end of the year will be fully expensed.

 For the six month period ended May 31, 2003, the Company had revenue of $30,126,032 and a net income of $3,157,721 after a provision for income taxes of $2,131,187. In the prior year's period, the Company had revenues of $23,559,541 and net income of $1,518,049 after a provision for income taxes of $1,054,340. Gross profit margins for the six month period ending May 31, 2003 increased from 65.1% in the prior year to 67.2%.

 For the six month period ended May 31, 2003, advertising, coopera-tive and promotional allowance expenditures were $5,356,258 as compared to $5,121,922 for the six month period ending May 31, 2002. This is primarily due to an estimated increase in the national advertising budget from $7.5 million to $8 million annually. Advertising expendi-tures were 18.0% of sales vs. 21.9% last year.

 For the six month period ending May 31, 2003, research and develop-ment expenses were $431,773 compared to $228,061 last year.

 The Company's financial position as of May 31, 2003 consists of current assets of $25,804,141 and current liabilities of $10,463,291.
In addition, shareholders' equity increased from $18,835,423 at November 30, 2002 to $21,757,373 at May 31, 2003 primarily due to net income earned during the period.

 The Company generated $450,000 in cash from operations due to the six month net income of $3.16 million, a $4.3 million increase in accounts payable, and a $700,000 net increase in income taxes due.
Cash decreased due to an inventory increase of $2.3 million, an increase in the Company's accounts receivable of $2.7 million and an increase in deferred advertising of $2.6 million. Both increases in deferred advertising and accounts receivable are "normal" seasonal increases.

 The $450,000 cash generated by operations, however, was used to pay dividends of $371,000 and for the acquisition of computer equipment of $114,000 and other fixed assets of $134,000. The Company received net proceeds from the purchases and sales of marketable securities of $930,000, leaving the Company with a net increase in its cash position of approximately $760,000.

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

 The Company did not file any reports on Form 8-K during the six months ended May 31, 2003.

PART II, ITEM 6. (Continued)                   EXHIBIT 11


                  CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   COMPUTATION OF EARNINGS PER SHARE
                              (UNAUDITED)



                             Three Months Ended    Six Months Ended
                                  May 31,              May 31,
                              2003      2002       2003      2002
Item 6.
Weighted average shares
  outstanding - Basic      7,215,128  7,045,557  7,178,242  7,045,557

Net effect of dilutive stock
  options--based on the
  treasury stock method
  using average market
  price                      439,401    533,691    463,918    547,560

Weighted average shares
  outstanding -
    Diluted                7,654,529  7,579,248  7,642,160  7,593,117

Net income                $2,584,095 $1,217,986 $3,157,721 $1,518,049

Per share amount
  Basic                         $.36       $.17       $.44       $.22
  Diluted                       $.34       $.16       $.41       $.20



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



                                /s/
                                ---------------------------------------------
                                David Edell
                                Chief Executive Officer

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


                              /s/
                             ------------------------------------------------
                              John Bingman
                              Treasurer - Chief Financial Officer

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




                                /s/
                                ---------------------------------------------
                                Ira Berman
                                Chairman and Secretary