Form 10-Q
period 2003-08-31
CCA INDUSTRIES INC
filed 2003-10-10
CIK 721447

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 2003

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

Common Stock, $.01 Par Value - 6,318,614 shares as of August 31, 2003

    Class A Common Stock, $.01 Par Value - 958,230 shares as of
                          August 31, 2003

               CCA INDUSTRIES, INC. AND SUBSIDIARIES








                               INDEX

                                                                Page
                                                               Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    August 31, 2003 and November 30, 2002. . . . . . . . . . . . 1-2

  Consolidated Statements of Operations
    for the three months and nine months ended
    August 31, 2003 and 2002 . . . . . . . . . . . . . . . . . . . 3

  Consolidated Statements of Comprehensive Income
    for the three months and nine months ended
    August 31, 2003 and 2002 . . . . . . . . . . . . . . . . . . . 4

  Consolidated Statements of Cash Flows for
    the nine months ended August 31, 2003
    and 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . 5-6

  Notes to Consolidated Financial Statements   . . . . . . . . .7-17

  Management's Discussion and Analysis of
    Results of Operations and Financial
    Condition  . . . . . . . . . . . . . . . . . . . . . . . . 18-19

PART II OTHER INFORMATION AND REPORTS ON FORM 8-K. . . . . . . 20-21

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .22

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF
 FINANCIAL OFFICER PURSUANT TO 18, UNITED STATES
 CODE, SECTION 1350, AS ADOPTED PURSUANT TO SECTION
 906 OF THE SARBANES-OXLEY ACT OF 2002 . . . . . . . . . . . . . .23

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS


                            A S S E T S

                                               August 31,    November 30,
                                                  2003           2002



Current Assets
 Cash and cash equivalents                    $  3,677,532   $  1,585,647
 Short-term investments and marketable
   securities                                    3,281,204      3,479,544
   Accounts receivable, net of allowances of
    $1,239,409 and $1,222,408, respectively      6,890,495      6,265,955
 Inventories                                     5,791,287      3,743,131
 Prepaid expenses and sundry receivables           438,731        363,457
 Deferred income taxes                           1,167,258      1,287,568
 Prepaid income taxes and refunds due               -               1,703
 Deferred advertising                            1,253,588             -

   Total Current Assets                         22,500,095     16,727,005

Property and Equipment, net of accumulated
  depreciation and amortization                    774,705        720,739

Intangible Assets, net of accumulated
 amortization of $215,151 at August 31, 2003
   and $179,134 at November 30, 2002               544,243        577,414

Other Assets
 Marketable securities                           7,180,453      6,723,518
 Other                                              46,488         56,388

   Total Other Assets                            7,226,941      6,779,906

   Total Assets                                $31,045,984    $24,805,064


See Notes Consolidated to Financial Statements.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS


               LIABILITIES AND SHAREHOLDERS' EQUITY




                                               August 31,    November 30,
                                                  2003           2002


Current Liabilities
  Accounts payable and accrued liabilities   $  6,372,225   $  5,284,109
 Income taxes payable                           1,353,704        178,690

   Total Current Liabilities                    7,725,929      5,462,799

Subordinated Debentures                           497,656        501,656

Deferred Income Taxes                              11,500          5,186

Shareholders' Equity
 Preferred stock, $1.00 par; authorized
   20,000,000 shares; none issued
Common stock, $.01 par; authorized
   15,000,000 shares; issued 6,592,669 and
    6,440,523 shares, respectively                 65,927         64,405
 Class A common stock, $.01 par; authorized
   5,000,000 shares; 958,230 and 973,230
   shares issued and outstanding, respectively      9,582          9,732
 Additional paid-in capital                     3,831,424      3,832,796
 Retained earnings                             19,463,373     15,389,415
 Unrealized (losses) on marketable
   securities                                (    200,701)  (    107,990)
                                               23,169,605     19,188,358

   Less: Treasury Stock (274,055 and
         271,155 shares at August 31,
         2003 and November 30,
         2002, respectively)                      358,706        352,935

   Total Shareholders' Equity                  22,810,899     18,835,423

   Total Liabilities and Shareholders' Equity $31,045,984    $24,805,064


See Notes to Consolidated Financial Statements.
                                -2-

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                             Three Months Ended              Nine Months Ended
                                August 31,                      August 31,
                                2003               2002        2003      2002

Revenues
  Sales of Health and
   Beauty Aid
   Products - Net             $12,739,346 $11,391,258 $42,541,384 $34,763,488
   Other income                   113,191     120,056     437,185     307,367
                               12,852,537  11,511,314  42,978,569  35,070,855


Costs and Expenses
  Costs of sales                4,030,837   3,559,990  13,793,977  11,724,634
  Selling, general and
    administrative expenses     4,195,547   4,039,125  13,232,809  11,640,576
  Advertising, cooperative
    and promotions              2,404,560   2,536,666   7,760,818   7,658,588
  Research and development        229,477     184,203     661,250     412,264
  Provision for doubtful
    accounts                   (   16,394)      6,287     216,499  (  139,874)
 Interest expense                   8,010       8,688      23,808      25,923

                               10,852,037  10,334,959  35,689,161  31,322,111

    Income before Provision
      for Income Taxes          2,000,500   1,176,355   7,289,408   3,748,744

Provision for Income
  Taxes                           713,375     453,533   2,844,562   1,507,873

  Net Income                  $ 1,287,125 $   722,822 $ 4,444,846 $ 2,240,871

Earnings per Share
  Basic                              $.18        $.10        $.61        $.32
  Diluted                            $.17        $.10        $.59        $.30






See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (UNAUDITED)


                                 Three Months Ended      Nine Months Ended
                                      August 31,              August 31,
                                2003         2002         2003        2002





Net Income                   $1,287,125   $  722,822   $4,444,846  $2,240,871


Other Comprehensive Income
 Unrealized holding gains
 (loss) on investments       (  109,960)      46,326   (   92,711)     37,877


Provision (Benefit) for
 Taxes                      (    39,212)      18,591   (   36,179)     15,229


Other Comprehensive Income
 - Net                      (    70,748)      27,735   (   56,532)     22,648


Comprehensive Income         $1,216,377   $  750,557   $4,388,314  $2,263,519



Earnings Per Share:
 Basic                             $.17         $.11         $.61        $.32
 Diluted                           $.16         $.10         $.58        $.30




















See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                               Nine Months    Nine Months
                                                  Ended         Ended
                                                August 31,    August 31,
                                                  2003           2002
Cash Flows from Operating Activities:
  Net income                                    $4,444,846    $2,240,871
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                   275,301       275,175
   (Gain) loss on sale of marketable securities
   and repurchase of debentures                (    22,758)          437
  Decrease in deferred income taxes                126,624       126,650
  (Increase) in accounts receivable - Net      (   624,540)  ( 1,401,060)
  (Increase) decrease in inventory             ( 2,048,156)      241,152
  (Increase) decrease in prepaid expenses
   and miscellaneous receivables               (    75,274)      130,086
  (Increase) in deferred advertising           ( 1,253,588)  (   944,111)
  Increase in accounts payable and
   accrued liabilities                           1,088,116     2,425,044
  Increase in taxes payable                      1,175,014       342,124
  Decrease in other assets                           9,900          -
  Decrease in prepaid income
   taxes and refunds due                             1,703       220,286

      Net Cash Provided by Operating Activities  3,097,188     3,656,654

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment (   293,250) (    442,160)
  Acquisition of intangible assets             (     2,846) (      2,946)
  Proceeds of money due from officers               -              2,070
  Purchase of marketable securities            ( 5,888,340) (  4,997,568)
  Proceeds from sale and maturity of
   investments                                   5,555,792     1,329,413

   Net Cash (Used in) Investing Activities     (   628,644) (  4,111,191)

Cash Flows from Financing Activities:
  Purchase of treasury stock                   (     5,771) (     87,960)
  Repurchase of outstanding debentures              -       (      6,000)
  Dividends paid                               (   370,888)        -

   Net Cash (Used in) Financing Activities     (   376,659) (     93,960)

Net Increase (Decrease) in Cash                  2,091,885  (    548,497)

Cash at Beginning of Period                      1,585,647     2,555,938

Cash at End of Period                           $3,677,532    $2,007,441

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            (UNAUDITED)


                                              Nine Months    Nine Months
                                                Ended          Ended
                                              August 31,     August 31,
                                                2003            2002
Supplemental Disclosures of Cash Flow
 Information:
   Cash paid during the period for:
     Interest                                $    31,441       $  33,628
      Income taxes                             1,537,051         913,748



























See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)





NOTE 1 - BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial state-

 ments have been prepared in accordance with generally accepted ac-

 counting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accord-ingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended August 31, 2003 are not necessarily indicative of the results that may be expected for the year ended November 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2002.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

 CCA Industries, Inc. ("CCA") was incorporated in the State of Dela-ware on March 25, 1983.

 CCA manufactures and distributes health and beauty aid products.

 CCA has several wholly-owned subsidiaries (CCA Cosmetics, Inc., CCA Labs, Inc., Berdell, Inc., Nutra Care Corporation, and CCA Online Industries, Inc.) and CCA Industries Canada (2003) Inc. (incorporated February 25, 2003), all of which are currently inactive.

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

 Short-Term Investments and Marketable Securities:

 Short-term investments and marketable securities consist of corporate and government bonds and equity securities. The Company has classi-fied its investments as Available-for-Sale securities. Accordingly, such investments are reported at fair market value, with the resul tant unrealized gains and losses reported as a separate component of shareholders' equity.

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

 The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $750,180 and $695,824 as of August 31, 2003 and November 30, 2002, respectively.

 Shipping and Handling Costs:

 The Company presents shipping and handling costs as part of Selling, general and administrative expense and not as part of Cost of sales. Freight costs were $2,302,746 and $1,605,771 for the nine months ended August 31, 2003 and 2002, respectively.

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

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

   The components of inventory consist of the following:

                                    August 31,         November 30,
                                       2003               2002

   Raw materials                    $3,728,163         $3,031,400
   Finished goods                    2,063,124            711,731
                                    $5,791,287         $3,743,131

   At August 31, 2003 and November 30, 2002, the Company had a reserve for obsolescence of $997,950 and $976,788, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

   The components of property and equipment consisted of the following:

                                                August 31,    November 30,
                                                   2003           2002

   Machinery and equipment                    $  104,718      $    97,003
   Furniture and equipment                       665,554          552,615
   Transportation equipment                       10,918           10,918
   Tools, dies, and masters                      329,064          213,188
   Leasehold improvements                        279,366          222,646
                                               1,389,620        1,096,370
   Less:  Accumulated depreciation
            and amortization                     614,915          375,631

   Property and Equipment - Net               $  774,705       $  720,739

   Depreciation expense for the nine months ended August 31, 2003 and 2002 amounted to $239,284 and $239,331, respectively.

NOTE 6 - INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                                August 31,     November 30,
                                                   2003            2002

   Patents and trademarks                        $759,394        $756,548
   Less:  Accumulated amortization                215,151         179,134

   Intangible Assets - Net                       $544,243        $577,414



   Amortization expense for the nine months ended August 31, 2003 and 2002 amounted to $36,017 and $35,844, respectively.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DEFERRED ADVERTISING

   In accordance with APB 28 Interim Financial Reporting the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $1,253,588 is accordingly reflected in the balance sheet for the interim period. This deferral is the result of the Company's $8,000,000 media budget and $5,000,000 for the year which contemplates lower spending in the 4th quarter than in the other three quarters.

   The table below sets forth the calculation:

                                                     August         August
                                                      2003           2002
                                                 (In Millions)   (In Millions)

  Media advertising budget for the fiscal year         $8.00        $7.50

  Pro-rata portion for nine months                     $6.00        $5.63
  Media advertising spent                               6.70         6.40
  Accrual (deferral)                                  ($0.70)      ($0.77)

  Anticipated Co-op advertising commitments            $5.00        $4.00

  Pro-rata portion for nine months                      3.75        $3.00
  Co-op advertising spent                               4.30         3.17
  Accrual (deferral)                                 ($  .55)      ($0.17)


 NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                        August 31,    November 30,
                                           2003           2002
                                      (In Thousands) (In Thousands)

  a) Media advertising                  $ 1,053       $       *
  b) Coop advertising                       925             804
  c) Accrued returns                      1,101             878
  d) Accrued bonuses                        717             467
  e) Vacation accrual                         *             320

  * under 5%                             $3,796          $2,469

  All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 9 - OTHER INCOME

  Other income consists of the following at August 31:

                                         2003            2002

  Interest and dividend
   income                              $352,572        $265,399
  Royalty income                         58,699          41,821
  Miscellaneous                          22,914             147
                                       $434,185        $307,367


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

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 -  SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

  Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at August 31, 2003 and November 30, 2002 were as follows:

                                         August 31,               November 30,
                                           2003                        2002
   Current:                         COST         MARKET         COST        MARKET

   Corporate
      obligations              $  1,527,900   $ 1,532,368  $  2,066,040  $  2,071,603
   Government obligations
     (including mortgage
       backed securities)         1,287,751     1,237,278     1,330,345     1,314,604
   Common stock                     304,379       287,638          -             -
   Mutual funds                     176,961       113,220       169,589        93,337
   Other equity
      investments                   111,750       110,700          -             -

       Total                      3,408,741     3,281,204     3,565,974     3,479,544

   Non-Current:
   Corporate
     obligations                  2,525,000     2,509,028     1,025,806     1,016,715
   Government obli-
     gations                      3,399,122     3,342,737     4,867,627     4,848,293
      Preferred stock             1,229,495     1,228,688       751,645       758,510
   Other equity
     investments                    100,000       100,000       100,000       100,000

       Total                      7,253,617     7,180,453     6,745,078     6,723,518

       Total                    $10,662,358   $10,461,657   $10,311,052   $10,203,062



                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

 The market value at August  31, 2003 was $10,462,657 as compared to $10,203,062  at November 30,
 2002.  The gross unrealized gains and losses were $43,968 and  $244,669 for August 31, 2003 and
 $58,411 and ($166,401) for November 30, 2002.  The cost and market values of the investments at
 August 31, 2003 were as follows:

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
 Name of Issuer and          Maturity            Interest       Bonds and     Cost of    at Balance       Issue Carried in
 Title of Each Issue           Date                Rate           Notes      Each Issue  Sheet Date        Balance Sheet

CORPORATE OBLIGATIONS:
GMAC Smartnotes               10/15/03             4.600%          250,000  $  250,000   $  250,708          $ 250,708
GMAC Smartnotes               10/15/03             4.750           325,000     325,000      325,959            325,959
GMAC Smartnotes                5/15/04             4.250           250,000     250,000      252,165            252,165
GMAC Smartnotes                5/15/05             5.000           175,000     175,000      177,048            177,048
GMAC Smartnotes                8/15/04             2.650           250,000     250,000      248,053            248,053
GMAC Smartnotes                6/15/05             3.550           200,000     200,000      198,532            198,532
GMAC Smartnotes                5/15/06             4.050           400,000     400,000      395,788            395,788
Household Finance Corp.
  Internotes                   5/15/04             4.250           250,000     250,000      254,273            254,273
International Business
 Machines                      9/22/03             5.370           100,000     102,040      100,209            100,209
Colgate-Palmolive              12/1/03             5.270           100,000     100,860      101,001            101,001
Ford Motor Credit              5/22/06             4.750           250,000     250,000      248,890            248,890
CIT Group Inc.                 1/15/06             4.000           200,000     200,000      202,158            202,158
CIT Group Inc.                 3/15/05             3.200           100,000     100,000      100,799            100,799
CIT Group Inc.                 7/15/05             2.000           100,000     100,000       98,741             98,741
GE Capital Group Internotes    2/15/06             2.450           250,000     250,000      247,660            247,660
GE Capital Group Internotes    7/15/06             2.150           200,000     200,000      195,132            195,132
Sears Roebuck Acceptance
     Corp.                     5/15/06             3.500           250,000     250,000      249,078            249,078
American General Fin. Corp.    8/15/05             2.050           200,000     200,000      198,520            198,520
John Hancock Life Ins. Co.     7/15/06             2.250           200,000     200,000      196,682            196,682

                                                                             4,052,900    4,041,396          4,041,396

                                           -15-

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

        COL. A                                        COL. B        COL. C         COL. D          COL. E

                                                                                                Amount at Which
                                                                                                Each Portfolio
                                                     Number of                     Market     Of Equity Security
                                                  Units-Principal                 Value of     Issues and Each
                                                     Amount of                   Each Issue     Other Security
 Name of Issuer and         Maturity   Interest      Bonds and      Cost of      at Balance   Issue Carried in
 Title of Each Issue           Date      Rate          Notes       Each Issue    Sheet Date     Balance Sheet
GOVERNMENT OBLIGATIONS:
US Treasury Note             7/31/05    1.500%       250,000     $   249,531    $    248,203   $    248,203
Federal Home Loan Bank       8/21/06    2.590        200,000         200,000         198,812        198,812
Federal Home Loan Bank       7/24/06    2.125        100,000         100,000          96,750         96,750
FNMA                         5/15/06    2.250        200,000         198,772         198,062        198,062
FHLB                         9/15/03    5.125        255,000         266,200         255,398        255,398
FHLMC                        2/27/07    2.000        100,000         100,000         100,344        100,344
FHLMC                       11/15/17    4.250        200,000         200,000         193,938        193,938
FHLMC                        2/27/12    4.000        225,000         225,000         227,180        227,180
FHLMC                       10/15/09    3.000        250,000         250,000         246,720        246,720
FHLMC                       11/15/09    3.000        250,000         250,000         240,455        240,455
FNMA                         8/15/12    4.000        250,000         250,000         249,688        249,688
FHLMC                        1/30/06    2.000        250,000         250,000         250,625        250,625
Tennessee Valley Authority
  Power Bonds                 5/1/29    6.500         26,000         688,530         692,380        692,380
Tobacco Settlement Fin
 Corp. N                      6/1/15    5.000        200,000         198,500         166,498        166,498
NJ EDA Trans Sublease RV
 Lightrail 199A FSA           5/1/04    5.000        300,000         317,444         308,082        308,082
Port Authority NY & NJ
 Cons 88th SR BE             10/1/04    4.500        225,000         238,789         233,082        233,082

CLOSED END MUNICIPAL BONDS/MUTUAL FUNDS:
Muniyield New Jersey Insd Frd Inc.                     6,500          96,905          90,935         90,935
Muniholdings New Jersey Insd FD Inc.                   6,900          94,549          94,116         94,116
Nuveen New Jersey Invt Quality Municipal Fund          6,200          95,162          92,194         92,194
Nuveen New Jersey Prem Inc Municipal Fund              5,200          78,639          79,300         79,300
Van Kamp Amer Cap Inv Gr NJ                            4,800          80,502          78,528         78,528
Blackrock New Jersey Municipal Inc.                    6,000          87,989          80,520         80,520
Eaton Vance New Jersey Municipal Inc.                  5,600          85,506          78,120         78,120
Nuveen New Jersey Dividend Advantage                   5,700          84,855          80,085         80,085

                                                                   4,686,873       4,580,015      4,580,015

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
EQUITY:
Preferred Stock:
    Public Income NTS
      General Electric Cap Corp.  11/15/32           6.100%       14,800 $  379,495   $   375,328         $   375,328

    Merrill Lynch Trust            9/30/08           7.280         6,000    150,000       159,000             159,000
    Corporate Backed Trust
      Certificates For AIG
      Sun America                  5/17/07           6.700         6,000    150,000       154,800             154,800
    Corporate Backed Trust
      Certificates For Bristol
      Myers Squibb                 5/23/07           6.800         6,000    150,000       155,460             155,460
    Morgan Stanley Cap Tr          7/15/33           5.750         4,000    100,000        93,360              93,360
    ABN AMRO Cap Fund               7/3/08           5.900         2,000     50,000        47,880              47,880
    JP Morgan Chase Cap IX         6/15/33           5.875         2,000     50,000        47,500              47,500
    Wells Fargo Cap Tr VIII         8/1/33           5.625         8,000    200,000       195,360             195,360
                                                                          1,229,495     1,228,688           1,228,688
Common Stock:
   DTE Energy Co.                                                  1,200     51,649        41,892              41,892
   Consolidated Edison Inc.                                        3,800    153,485       150,214             150,214
   Progress Energy Inc.                                            1,000     48,000        40,490              40,490
   Public Service Enterprise Group                                 1,300     51,245        55,042              55,042
                                                                            304,379       287,638             287,638
Mutual Funds:
  Dreyfus Premier Limited
    Term High Income CL B                                     15,968.952    176,961       113,220             113,220

Other Equity Investments:
  Aberdeen Asia Pacific
    Income Fund                                                             100,000       100,000             100,000
  Enterprise Production Partners LP                                5,000    111,750       110,700             110,700
                                                                            211,750       210,700             210,700

                                                                        $10,662,358   $10,461,657         $10,461,657

                       CCA INDUSTRIES, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

                           (UNAUDITED)



  For the three month period ended August 31, 2003, the Company had revenues of $12,852,537 and net income of $1,287,125 after a provision for taxes of $713,375. Last year, for the August 31 quarter, the Company had $11,511,314 of revenue and net income of $722,822. This represents a 12% and 78% improvement in revenues and net income, respectively Gross margins decreased slightly from 68.7% to 68.4%. Selling, general and administrative (SG&A) expenses increased to $4,195,547 from $4,039,125, as a result of an increase in staff and sales commissions.

  For the three month period ending August 2003, advertising, cooperative and promotional allowance expenditures were $2.40 million. Last year, for the same three-month period ending August 31, 2002, they were $2.54 million. Advertising expenditures were 18.9% of sales compared to 22.3% last year. Since both co-op advertising and promotions have a material effect on the Company's operation, the Company attempts to anticipate its advertising and promotional commitments as a percent of gross sales in order to control its effect on its net income. In accordance with APB No. 28, Interim Financial Reporting, the Company expenses its advertising and related costs proportion ately over the interim periods based on its total expected costs per its various advertising programs. Consequently, a deferral of $.7 million for media expense and $.55 million for co-op expenditures for the nine month period is reflected in the balance sheet. The Company deferred $.770 million of media costs in the prior year for the nine-month period. The deferral is the result of the Company's current $8.0 million media budget for the entire year, which is predicated on substantially lower spending in the third and fourth quarters. Co-op expenditures are budgeted at $5.0 million for the year. Specifically, the Company spent $6.7 million for media advertising in the nine months and $4.3 million for co-op advertising. The difference between the actual expense and the budgeted expense is deferred or accrued over the subsequent three month period, and by the end of the year will be fully expensed.

  For the nine month period ended August 31, 2003, the Company had revenue of $42,978,569 and a net income of $4,444,846 after a provision for income taxes of $2,844,562. In the prior year's period, the Company had revenues of
$35,070,855    and net income of $2,240,871 after a provision for income taxes of $1,507,873. Gross profit margins for the nine-month period ending August 31, 2003 increased from 66.3% in the prior year to 67.6%.

  For the nine month period ended August 2003, advertising, cooperative and promotional allowance expenditures were $7,760,818 as compared to $7,658,588 for the nine-month period ending August 31, 2002. The company budgeted a national advertising expenditure for the current year at 8 million up from 7.5 million and budgeted co-op and promotions from 4 million to 5 million allo cated over the current fiscal year. The co-op and promotions allowances increase were partially reversed by co-op advertising credits previously accrued in the prior year not taken by our customers, because the proposed promotion did not consummate. The reversed credits were allocated over the current fiscal year. Advertising expenditures were 18.2% of sales vs 22% last year.

                       CCA INDUSTRIES, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION

                           (UNAUDITED)





  For the nine-month period ending August 31, 2003, research and develop ment expenses were $661,250 compared to $412,264 last year.

  The Company's financial position as of August 31, 2003 consists of current assets of $22,500,095 and current liabilities of $7,725,929. In addition, shareholders' equity increased from $18,835,423 at November 30, 2002 to $22,810,899 at August 31,2003 primarily due to net income earned during the period.

  The Company generated $3,097,188 in cash from operations primarily due to the nine month net income of $4.44 million, and an increase in taxes payable and decrease in deferred taxes of $1.3 million, partially reversed by a $2.04 million seasonal increase in deferred costs and accounts receivable of $625,000.

  The $3.1 million cash generated by operations, however, was partially used to pay dividends of $371,000, acquisition of fixed assets of $293,000 and net purchases of marketable securities of $332,548.

                                                                   EXHIBIT 11


               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                 COMPUTATION OF EARNINGS PER SHARE
                            (UNAUDITED)





                                  Three Months Ended    Nine Months Ended
                                      August 31,          August 31,

                                  2003        2002      2003       2002
Item 6.

Weighted average shares
 outstanding - Basic             7,276,844  7,018,192 7,211,350  7,036,369
Net effect of dilutive stock
 options--based on the
 treasury stock method
 using average market
 price                             397,390    566,851    382,246   525,643

Weighted average shares
 outstanding - Diluted           7,674,234  7,585,043  7,593,596  7,562,012

Net income                      $1,287,125$   722,822 $4,444,846 $2,240,871

Per share amount
 Basic                                $.18       $.10      $.61       $.32
 Diluted                              $.17       $.10      $.59       $.30



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

 The Company did not file any reports on Form 8-K during the nine months ended August 31, 2003.

                            SIGNATURES




 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  October 7, 2003

                                    CCA INDUSTRIES, INC.



                                    By:

                                        Dunnan Edell, President



                                    By:

                                         Ira W. Berman, Secretary

        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
            AS ADOPTED PURSUANT TO SECTION 906 OF THE
                   SARBANES-OXLEY ACT OF 2002

Dunnan Edell, Chief Executive Officer of CCA Industries, Inc. and John Bingman, Chief Financial Officer of CCA Industries, Inc., each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the quarterly report of CCA Industries, Inc. on Form 10-Q for the fiscal quarter ended August 31, 2003 (the "Quarterly Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of CCA Industries, Inc.



Date: October 7, 2003
                                       /s/
                                          -------------------------
                                          David Edell
                                          Chief Executive Officer


Date: October 7, 2003
                                       /s/
                                          --------------------------
                                          John Bingman
                                          Chief Financial Officer