Form 10-Q/A
period 2003-08-31
CCA INDUSTRIES INC
filed 2003-10-14
CIK 721447

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

PART II OTHER INFORMATION AND REPORTS ON FORM 8-K. . . . . . . 20-21

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .22

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF
 FINANCIAL OFFICER PURSUANT TO 18, UNITED STATES
 CODE, SECTION 1350, AS ADOPTED PURSUANT TO SECTION
 302 OF THE SARBANES-OXLEY ACT OF 2002 . . . . . . . . . . . . . .23

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF
 FINANCIAL OFFICER PURSUANT TO 18, UNITED STATES
 CODE, SECTION 1350, AS ADOPTED PURSUANT TO SECTION
 906 OF THE SARBANES-OXLEY ACT OF 2002 . . . . . . . . . . . . . .24

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



Date:  October 7, 2003

                                    CCA INDUSTRIES, INC.



                                    By:

                                        Dunnan Edell, President



                                    By:

                                         Ira W. Berman, Secretary

        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
            AS ADOPTED PURSUANT TO SECTION 302 OF THE
                    SARBANES-OXLEY ACT OF 2002

David Edell, Chief Executive Officer of CCA Industries, Inc. and John Bingman, Chief Financial Officer of CCA Industries, Inc., each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that the quarterly report of CCA Industries, Inc. on Form 10-Q for the fiscal quarter ended August 31, 2003 (the "Quarterly Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that based on the officers' knowledge the financial statements contain no material misstatements, and the statements fairly present the Company's financial position and results of operations, and have evaluated the effectiveness of the internal controls within 90 days prior to the report and indicated if there were any significant changes in internal controls.




Date: October 7, 2003
                                      /s/
                                          ------------------------------------
                                          David Edell
                                          Chief Executive Officer


Date: October 7, 2003
                                      /s/
                                          ------------------------------------
                                          John Bingman
                                          Chief Financial Officer

        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
            AS ADOPTED PURSUANT TO SECTION 906 OF THE
                   SARBANES-OXLEY ACT OF 2002

David Edell, Chief Executive Officer of CCA Industries, Inc. and John Bingman, Chief Financial Officer of CCA Industries, Inc., each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the quarterly report of CCA Industries, Inc. on Form 10-Q for the fiscal quarter ended August 31, 2003 (the "Quarterly Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of CCA Industries, Inc.



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