Form 10-K
period 2003-11-30
CCA INDUSTRIES INC
filed 2004-02-20
CIK 721447

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K


        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Fiscal Year Ended                         Commission File Number
November 30, 2003                                 2-85538-B


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

Indicate by check mark whether the Registrant is an accelerated
filer (as defined in Exchange Act Rule 12b-2)     Yes      No  [X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant (i.e., by persons other than officers and directors of the Registrant), at the closing sales price ($5.30), on May 30, 2003, was as follows:


Class of Voting Stock                                 Market Value

5,212,338 shares; Common
Stock, $.01 par value                                 $27,625,391

     On November 30, 2003 there was an aggregate of 7,276,844 shares of Common Stock and Class A Common Stock of the Registrant outstanding.

                      CROSS REFERENCE SHEET
                                                Headings in this Form
Form 10-K                                       10-K for Year Ended
Item No.                                        November 30, 2003

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

3. Legal Proceedings                            Legal Proceedings

4. Submission of Matters                        Submission of Matters to a
   to a Vote of Security                        Vote of Security Holders
   Holders

5. Market for Registrant's                      Market for the Company's
   Common Equity and                            Common Stock and Related
   Related Stockholder                          Shareholder Matters
   Matters

6. Selected Financial Data                      Selected Financial Data

7. Management's Discussion                      Management's Discussion and
   and Analysis of Financial                    Analysis of Financial
   Condition and Results                        Condition and Results of
   of Operations                                Operations

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

9A. Control and Procedures                      Control and Procedures

10. Directors and                               Directors and Executive
      Executive Officers                        Officers
      of the Registrant

                                                Headings in this Form
Form 10-K                                       10-K for Year Ended
Item No.                                        November 30, 2003

11. Executive Compensation                      Executive Compensation

12. Security Ownership                          Security Ownership
      of Certain Beneficial                     of Certain Beneficial
      Owners and Management                     Owners and Management

13. Certain Relationships                       Certain Relationships
      and Related Transactions                  and Related Transactions

14. Principal Accountant Fees                   Principal Accountant Fees
      and Services                              and Services

15. Exhibits, Financial                         Exhibits, Financial
    Statement Schedules,                        Statement Schedules,
    and Reports on Form                         and Reports on Form
    8-K                                         8-K

                        TABLE OF CONTENTS
Item
                                                       Page

PART I

     1. Business                                             1
     2. Property                                             6
     3. Legal Proceedings                                    6
     4. Submission of Matters to a Vote of Security Holders  7

PART II

     5. Market for the Company's Common Stock and Related
         Shareholder Matters                                 8
     6. Selected Financial Data                             10
     7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                 11
     7A.Quantitative and Qualitative Disclosure About
        Market Risk                                         17
     8. Financial Statements and Supplementary Data         17
     9. Changes In and Disagreements with Accountants On
        Accounting and Financial Disclosure                 18
     9A.Controls and Procedures                             18

PART III

     10.Directors and Executive Officers                    19
     11.Executive Compensation                              21
     12.Security Ownership of Certain Beneficial Owners
        and Management                                      28
     13.Certain Relationships and Related Transactions      29
     14.Principal Accountant Fees and Services              29

PART IV

     15.Exhibits, Financial Statement Schedules, and
        Reports on Form 8-K                                 31

                             PART I

Item 1. BUSINESS

     (a) General

     CCA INDUSTRIES, INC. (hereinafter, "CCA" or the "Company") was incorporated in Delaware in 1983.

     The Company operates in one industry segment, in what may be generally described as the health-and-beauty aids business, selling numerous products in several health-and-beauty aids and cosmeceutical categories. Virtually all Company products are manufactured by contract manufacturers, pursuant to the Company's specifications and formulations.

     The Company owns registered trademarks, or exclusive licenses to use registered trademarks, that identify its products by brand-name. Under most of the brand names, the Company markets several different but categorically-related products.
The principal brand and trademark names include "Plus+White" which includes "Booster" (oral health-care products), "Sudden Change" (skin-care products), "Nutra Nail" and "Power Gel" and "Nutra Nail 60" (nail treatments), "Bikini Zone" (pre and after-shave products), "Mega T" Green Tea and "SweetEnders" (dietary products), "Hair Off" (depilatories), "IPR" (foot-care products), "Solar Sense" (sun-care products), "Wash 'N Curl" (shampoos), "Cherry Vanilla" (perfumes), and "Scar Zone" (scar diminishing cream).

     All Company products are marketed and sold to major drug and food chains, mass merchandisers, and wholesale beauty-aids distributors throughout the United States and Canada. In addition, certain of the Company's products are sold internationally.

     The Company recognizes sales at the time its products are shipped to customers. However, while sales are not formally subject to any contract contingency, the acceptance of returns is an industry-wide practice. The Company thus estimates `unit returns' based upon a review of the market's recent-historical acceptance of subject products as well as current market-expectations, and equates its reserves for estimated returns in the sum of the gross profits, in the five preceding months, realized upon an equivalent number of subject-product sales.
(See Item 15, Financial Statements, Note 2). Of course, there can be no precise going-forward assurance in respect to return rates and gross margins, and in the event of a significant increase in the rate of returns, the circumstance could have a materially adverse affect upon the Company's operations.

     In or about November 2000, the Company contacted its accounts and instructed them to return its "Permathene" and "Mega 16" products, which contain phenylpropanolamine ("PPA"), as a result of a general FDA health-warning concerning PPA (a key ingredient in numerous cold-remedies and appetite suppressants, which had been `on the market' for some 50 years). The Company's revenues from sales of those now discontinued products, in fiscal 2000, were approximately $2,500,000 (approximately 6.5% of sales).
                                   1

     The Company replaced PPA - product revenue through promotion and sale of "Mega 14" Balanced Fiber, an all natural-fiber diet product, "Mega T" Green Tea, and Mega G Grapefruit. These three products accounted for $5,707,304 in net sales, approximately 11% in the current fiscal year.

     In October 2000, the Company paid $450,000 to purchase, from Shiara Holdings, Inc., the following trademarks: "Cherry Vanilla", "Cloud Dance", "Sunset Cafe'', "Vision", "Mandarin Vanilla" and "Amber Musk". (Those trademarks had been licensed by the Company since 1998; and, until their purchase, the Company had been committed to paying 5% royalties, a minimum of $150,000 per annum minimum royalties, for mark-associated product sales.) Net sales of these products were $1,682,806 (3% of sales) in the current fiscal year.

     The Company's total net-sales in fiscal 2003 were approximately $54,145,000 generating approximately $35,977,000 in gross profits. International sales accounted for approximately 2 % of sales. The Company experienced a net profit of approximately $5,212,000 for the current fiscal year. Its net worth is $23,344,540. (See the Financial Statements and Notes.)

     Including the principal members of management (see Directors and Executive Officers), the Company, at November 30, 2003, had
150 sales, administrative, creative, accounting, receiving, and warehouse personnel in its employ.

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

     During the fiscal year ended November 30, 2003, the Company's largest customers were Wal-Mart (approximately 34% of net sales), Walgreen (approximately 13%), Rite Aid, CVS, Eckerd and Albertson (approximately 8%, 7%, 6%, and 4%, respectively). The loss of any of these principal customers, or substantial reduction of sales revenues realized from their business, could materially and negatively affect the Company's earnings.

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

     (d) "Wholly-Owned" Products

     The majority of the Company's sales revenues are from sales of the Company's "wholly-owned" product lines (i.e., products sold under trademark names owned by the Company, and not subject to any other party's interest or license), which included principally "Plus+White", "Sudden Change", "Bikini Zone", "Mood Magic", "Mega T", "Cherry Vanilla", and "Scar Zone".

     (e) All Products

     Health and beauty, cosmetic and fragrance and over the counter products accounted for approximately 70%, 18% and 11%, respectively, of the Company's net-sales revenues during fiscal
2003.

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

     The Alleghany Pharmacal License agreement provides that if, and when, in the aggregate, $9,000,000 in royalties has been paid thereunder, the royalty-rate for those products now 'charged' at 6% will be reduced to 1%. The Company paid an aggregate of $9,000,000 in royalties to Allegheny in April 2003. Commencing May 1, 2003, the license royalty was reduced to 1%.

     The products subject to the Alleghany-Pharmacal License accounted for approximately $14,777,460 or 27 % of total net sales in the fiscal year ended November 30, 2003. "Nutra Nail" and the "Hair-Off" depilatory were the leaders among all of the Company's license-agreement products, producing approximately 16% and 9%, respectively, of net sales.

          ii. Solar Sense, Inc.

     CCA commenced the marketing of its sun-care products line following a May 1998 License Agreement with Solar Sense, Inc. (the "Solar Sense License"), pursuant to which it acquired the exclusive right to use the trademark names "Solar Sense" and "Kids Sense" and the exclusive right to market mark-associated products. The Solar Sense License requires the Company to pay a 5% royalty on net sales of said licensed products until $1 million total royalties are paid and 1%, thereafter; and minimum per-annum royalties of $30,000. CCA realized approximately $1,040,661 in net sales of sun-care products in 2003, and paid or accrued Solar Sense the royalty of $52,033.

        iii. The Nail Consultants Ltd.

     In October of 1999, the Company entered into a License Agreement with The Nail Consultants, Ltd. for the use of an activator invented in connection with a method for applying a protective covering to fingernails. The Company's License Agreement with The Nail Consultants, Ltd. is for the use of the method and its composition in a new product kit packaged and marketed by CCA under its own name, "Nutra Nail Power Gel". The Company is required to pay a royalty of 5% of net sales of all
products sold under the license, by the Company.   Net sales were
approximately $2,872,313 in 2003, and the Company paid or accrued the Nail Consultants a royalty of $143,616.

        iv. Hugger Corporation

     In October 2002, the Company entered into a License Agreement with Hugger Corporation for use of its patented oral hygiene system to be used in conjunction with regular toothpaste. The Company's License Agreement is for the use of the product designated and referred to in the patent owned by Hugger Corporation. The Company designed, marketed and distributed the patented product called "Booster" under its Plus+White brand.

     The Company is required to pay a 5% royalty of net sales payable quarterly. During the first 18-month contract period ending June 30, 2004, the minimum royalty the Company is required to pay is $100,000 to maintain its exclusive rights under the License Agreement. Thereafter, the Company is required to pay a minimum royalty of $50,000 annually. The royalty will continue until the Patent expires or an aggregate of $3,500,000 is paid to Licensor. Until that time, Licensee has no liability to meet minimum royalty requirements except to maintain its rights under the License Agreement. In fiscal 2003, the net sales were $815,634, and the Company paid or accrued royalties of $40,781.

       v. Other Licenses

     The Company is not party to any other license agreement that is currently material to its operations.

     (f) Trademarks

     The Company's own trademarks and licensed-use trademarks serve to identify its products and proprietary interests. The Company considers these marks to be valuable assets. However, there can be no assurance, as a practical matter, that trademark registration results in marketplace advantages, or that the presumptive rights acquired by registration will necessarily and precisely protect the presumed exclusivity and asset value of the marks.

     (g) Competition

     The market for cosmetics and perfumes, and health-and-beauty aids products in general, including patent medicines, is characterized by vigorous competition among producers, many of whom have substantially greater financial, technological and marketing resources than the Company. Major competitors such as Revlon, L'Oreal, Colgate, Del Laboratories, Unilever, and Procter & Gamble have Fortune 500 status, and the broadest-based public recognition of their products. Moreover, a substantial number of other health-and-beauty aids manufacturers and distributors may also have greater resources than the Company.

     (h) Government Regulation

     All of the products that the Company markets are subject or potentially subject to particular regulation by government agencies, such as the U.S. Food and Drug Administration, the Federal Trade Commission, and various state and/or local regulatory bodies. In the event that any future regulations were to require new approval for any in-the-market products, or should require approval for any planned product, the Company would attempt to obtain the necessary approval and/or license, assuming reasonable and sufficient market expectations for the subject product. However, there can be no assurance, in the absence of particular circumstances, that Company efforts in respect of any future regulatory requirements would result in approvals and issuance of licenses. Moreover, if such license-requirement circumstances should arise, delays inherent in any application-and-approval process, as well as any refusal to approve, could have a material adverse affect upon existing operations (i.e., concerning in-the-market products) or planned operations.

Item 2. PROPERTY

     The principal executive offices of the Company are located at 200 Murray Hill Parkway, East Rutherford, New Jersey. Under a new net lease, the Company occupies approximately 60,600 square feet of space. Approximately 43,600 square feet in such premises is used for warehousing and 17,000 square feet for offices. The annual rental is $327,684, with an annual CPI increase of 3% but not to exceed 15% cumulative 5 year increase. The lease expires on May 31, 2012 with a renewal option for an additional five years.

     The lease requires the Company to pay for additional expenses, Common Area Maintenance ("CAM"), which includes real estate taxes, common area expense, utility expense, repair and maintenance expense and insurance expense. For the year ended November 30, 2003, CAM was $220,829.

Item 3. LEGAL PROCEEDINGS

     The only material legal proceedings outstanding as of November 30, 2003 were related to the Company's diet suppressant products containing phenylpropanolamine ("PPA"). There were approximately eleven suits pending in 2002. Reference is made to Forms 8K filed on May 22, 2002 and November 20, 2002 for the background and the insurance issues relative thereto. Three additional 8Ks have been filed: one on October 29, 2003, one on November 24, 2003 and one on December 11, 2003. Seven of the suits have been dismissed with prejudice. An additional suit is in the process of being dismissed.

     There are approximately 5,000 suits that have been brought against the numerous pharmaceutical companies that have been engaged in distributing and/or manufacturing PPA products.
Almost all have been referred to the United States District Courts in the Western District of Washington (MDL 1407). Outside counsel for the Company believes that the three PPA cases still pending against the Company are defensible. Of the Company's three pending suits, one is insured by the Company's liability carrier. However, there can be no assurance that the current PPA litigation will not have a material adverse effect upon the Company's operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 9, 2003, the Company held its annual meeting of shareholders. The actions taken, and the voting results thereupon, were as follows:

     (1) David Edell, Ira W. Berman, Jack Polak, and Stanley Kreitman were elected as directors by the holders of Class A Common Stock. (No proxy was solicited therefore, whereas Messrs. Berman, Polak and David Edell own more than 98% of the Class A Common Stock, and they proposed themselves and Mr. Kreitman.)

     (2) As proposed by Management, Drew Edell, Dunnan Edell and
Robert Lage were elected as directors by the holders of the Common Stock.

     (3) Shareholders approved the authorization proposed by the Board of Directors for the 2003 Stock Option Plan, which authorized the issuance of options to issue up to 1,000,000 shares of common stock.

     (4) The Board's appointment of Sheft Kahn & Company LLP as the Company's independent certified public accountants for the 2003 fiscal year was approved.

     The Company has not submitted any matter to a vote of security holders since the 2003 Annual Meeting.

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

     The Company's Common Stock was traded on the NASDAQ National Market. Because, for some time (a) the Common Stock had traded at less than $1.00 per share, and (b) the total market value of shares available for public trading had been below $5,000,000, NASDAQ notified the Company that its stock was de-listed. The stock was then traded on the National Market Bulletin Board and continued trading on the BB through the first quarter of fiscal 2003. On March 18, 2003 the stock was listed and began trading on the American Stock Exchange under the symbol "CAW."

     The range of high and low sales prices of the Common Stock during each quarter of its 2003, 2002 and 2001 fiscal years was as follows:

     Quarter Ended           2003           2002             2001
     February 29        $3.80 - $1.70   $1.73 - $1.25   $ .93 - $ .37
     May 31             $5.43 - $3.05   $1.74 - $1.38   $1.09 - $ .62
     August 31          $8.69 - $5.10   $2.00 - $1.55   $1.90 - $ .85
     November 30        $8.50 - $6.60   $1.99 - $1.55   $1.56 - $ .82

     The high and low prices for the Company's Common Stock, on February 5, 2004 were $8.55 to $7.55 per share.

     The Company's only `sales' of unregistered securities were represented by its issuance, in consequence of the above described tender offer and Schedule TO, of the $2, five-year promissory notes, 6% interest, subject of the offer's $2 subordinated debenture. (Those securities are unregistered pursuant to an exemption from registration requirements. In any event, and in addition to the form denominated by the S.E.C. as "Schedule TO", with the Schedule TO information, the following documents subject of the tender offer were filed with the S.E.C., prior to commencement of the offering: A Trust Indenture, a form of the eventually-issued Promissory Notes, and the Offering Document that was thereafter transmitted to Common Stock shareholders.)

     As at November 30, 2003, there were approximately 199 individual shareholders of record of the Company's common stock. (There are a substantial number of shares held of record in various street and depository trust accounts, which represent approximately 1,000 additional shareholders.)

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

     On December 13, 2003, the Board of Directors declared a $0.14 per share dividend for fiscal 2004, $0.07 payable to all shareholders of record May 1, 2004 payable on June 1, 2004 and $0.07 payable to all shareholders of record November 1, 2004 payable on November 30, 2004.

Item 6. SELECTED FINANCIAL DATA

Year Ended November 30,
                           2003          2002         2001           2000         1999
Statement of Income
  Sales                $54,145,480    $45,241,493 $41,364,648    $36,990,170  $37,898,563
  Other income             591,271        439,481     338,883        186,284      285,469

                        54,736,751     45,680,974  41,703,531     37,176,454   38,184,032

Costs and Expenses
 (excluding special
  charge)               46,239,853     40,645,418  38,522,778     36,658,875   37,370,017

Income Before Special
  Charge and Provision
  for Income Taxes       8,496,898      5,035,556   3,180,753        517,579      814,015

Special Charge                -              -           -       ( 1,500,000)        -

Net Income (Loss) from
  Continuing Operations  5,252,131      3,074,353   2,014,369    (   654,510)      512,504

(Loss) Income from
  Discontinued Operations     -              -           -              -      (   803,603)

Net Income (Loss)        5,252,131      3,074,353   2,014,369    (   654,510)  (   291,099)

Earnings (Loss) Per Share:
  Basic                 $      .73     $      .43  $      .29    ($      .09)  ($      .04)
  Diluted               $      .69     $      .41  $     . 27    ($      .09)  ($      .04)

Weighted Average Number
  of Shares Outstanding  7,227,678      7,099,759   6,893,232      7,153,013     7,174,203

Weighted Average Number
 of Shares and Common
 Stock Equivalents
 Outstanding             7,616,040      7,579,983   7,526,157      7,153,013     7,174,203

Balance Sheet Data:                              As At November 30,
                            2003           2002        2001          2000         1999

Working Capital         11,565,685    $11,264,206 $10,236,977    $12,361,305   $12,291,890
Total Assets            29,839,216     24,805,064  20,598,917     20,312,056    21,494,987
Total Liabilities        6,494,676      5,969,641   4,674,278      6,345,508     6,328,905
Total Stockholders'
  Equity                23,344,540     18,835,423  15,924,639     13,966,548    15,166,082

(1)In December 2003, the Company declared a $.14 dividend payable to all holders of the Company's common stock, $.07 payable payable to shareholders of record on May 1, 2004 and November 1, 2004, respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements.
These statements involve known and unknown risks and uncertainties that may cause actual results or outcomes to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements, and statements which explicitly describe such issues. Investors are urged to consider any statement labeled with the terms "believes," "expects," "intends'" or "anticipates" to be uncertain and forward-looking.

     On March 3, 1986, the Company entered into a License Agreement with Alleghany Pharmacal Corporation under the terms of which the Company was granted the exclusive right to use the licensed products and trademarks for the manufacture and distribution of the products subject to the License Agreement. Under the terms of the Alleghany Pharmacal License (see "Business-License Agreements"), the royalty-rate for those Alleghany Pharmacal License products previously 'charged' at 6% will be reduced to 1% now that the sum of $9,000,000 in royalties
has been paid thereunder.   In April 2003, the Company concluded
payment of an aggregate of $9,000,000. Therefore, all royalty payments were reduced to 1% on all future orders.

Comparison of Results for Fiscal Years 2003 and 2002

     The Company's revenues increased from $45,680,974 in fiscal 2002 to $54,736,751 in the current fiscal year. Gross profit margins remained at 66% this year as they were last year. Net income was $5,252,131 as compared to $3,074,353 in fiscal 2002. In accordance with GAAP, the Company reclassified certain advertising expenditures as a reduction of sales rather than report them as advertising expenses. The reclassification is the adoption by the Company of the EITF 90-16 GAAP standard. The reclassification reflects a reduction in sales for the years ended November 30, 2003 and 2002 by $1,760,308 and $1,169,775,
respectively. The reclassification reduces the gross profit margin but does not affect the net income.

     For the current fiscal year, advertising, cooperative and promotional allowance expenditures were $10,328,695 as compared to $9,239,249 in fiscal 2002. Advertising expenditures were 19.1% of sales vs. 20.4% last year. SG&A expenses increased 8.8% to $16,753,269 from $15,389,528 in 2002. The increase was due mainly to SG&A expenses, which vary in relation to additional sales volume (i.e. payroll, freight-out, royalties, etc.). Sales returns and allowances decreased to 8.5% of gross sales from 10.4% last year. Research and development expenses increased to $884,425 this year from $741,974 last year.

     On January 22, 2002, K-Mart filed for bankruptcy under
Chapter XI. As at November 30, 2002, after adjustments for charge-backs, there was approximately $256,236 due and outstanding for pre-petition receivables for which the Company had set up a reserve of $230,612 (90%). The Company's sales to K-Mart during 2003, all post-petition, were $1,222,8421. As at

November 30, 2003, after K-Mart emerged from bankruptcy, all receivables from K-Mart as debtor-in-possession were current.
In fiscal 2003, the Company wrote off the $230,000 pre-petition receivables and reduced the reserve accordingly.

     Currently, there is no indication as to what percentage of the payables owed by K-Mart will be paid to suppliers for the indebtedness prior to the filing of the Chapter XI petition. Subsequent to the write off of the reserve, there have been offers for 15% of the estimated pay out of the Company's undisputed non-contingent unsecured claims.

Comparison of Results for Fiscal Years 2002 and 2001

     The Company's revenues increased from $41,703,531 in fiscal 2001 to $45,680,974 in the fiscal year 2002. Gross profit margins were 66% as compared to 64% last year. Net income was $3,074,353 as compared to $2,014,369 in fiscal 2001. In accordance with GAAP, the Company reclassified certain advertising expenditures as a reduction of sales rather than report them as advertising expenses. The reclassification is the adoption by the Company of the EITF 90-16 GAAP standard. The reclassification reflects a reduction in sales for the year ended November 30, 2002 and 2001 by $1,169,755 and $1,154,879,
respectively. The reclassification reduces the gross profit margin but does not affect the net income.

     For the fiscal year 2002, advertising, cooperative and promotional allowance expenditures were $9,239,249 as compared to $8,776,470 for fiscal 2001. Advertising expenditures were 20.4% of sales vs. 21.2% in 2001. SG&A expenses increased 11.4% to $15,389,528 (this includes $492,045 in legal fees as settlement from two outstanding lawsuits during the year) from $13,812,890 in 2001. The increase was due mainly to SG&A expenses, which vary in relation to additional sales volume (i.e. payroll, freight-out, royalties, etc.). Sales returns and allowances decreased to 10.4% of gross sales from 11.5% in 2001. Research and development expenses increased to $741,974 in fiscal 2002 from $687,731 in 2001.

     On January 22, 2002, K-Mart filed for bankruptcy under Chapter XI. Sales to K-Mart for the year ended November 30, 2001 were approximately $2,352,000. As at November 30, 2002, after adjustments for charge-backs, there was $256,236 due and outstanding for pre-petition receivables for which the Company has set up a reserve of $230,612 (90%). The Company's sales to K-Mart, as a debtor-in-possession, during 2002, were $989,5582. As at February 18, 2003, there was $147,647 due as administrative receivables from K-Mart as debtor-in-possession, all of which are current.

     Currently there is no indication as to what percentage of the payables owed by K-Mart will be paid to suppliers for the indebtedness prior to the filing of the Chapter XI petition, or if there is absolute assurance that all administrative priorities (receivables owed) to suppliers under sales to K-Mart as a debtor-in-possession will be paid in full.

Liquidity and Capital Resources

     As at November 30, 2003, the Company had working capital of $11,565,685 as compared to $11,264,206 at November 30, 2002. The increase would have been higher had the Company not allocated $10,991,411 of their investments into longer-term fixed income instruments. All of the investments can be liquidated at any time. The ratio of total current assets to current liabilities is
2.9 as compared to a ratio of 3.1 to 1 for the prior year. Stockholders' equity increased to $23,344,540 from $18,835,423 primarily due to the income from operations.

     The Company's cash position and short-term investments at year-end was $3,839,235, down from $5,065,191 as at November 30, 2002. The decrease is due to allocating more investments in long-term securities. In December 2003, the Company declared a $.14 dividend for shareholders of record in May and November 2004 which will reduce the Company's cash position by approximately $880,000.

     Inventories were $5,312,699 vs. $3,743,131, and accounts receivable were $6,604,982 vs. $6,265,955. Current liabilities are $5,982,267 vs. $5,462,799 in the prior year. At year-end, the Company had long and short-term triple A investments and cash of $14,830,646 as compared to $11,788,709. As of November 30, 2003, the Company was not utilizing any of the funds available under its $10,000,000 unsecured credit line.

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

     None of the Company's products are particularly seasonal, but sales of its sun-care, depilatory and diet-aid products usually peak during the Spring and Summer seasons, and perfume sales usually peak in Fall and Winter. The Company does not have a product that can be identified as a `Christmas item'.

     Because its products are sold to retail stores (throughout the United States and, in small part, abroad), sales are particularly affected by general economic conditions. Accordingly, any adverse change in the economic climate can have an adverse impact on the Company's sales and financial condition. The Company does not believe that inflation or other general economic circumstance that would negatively affect operations can be predicted at present, but if such circumstances should occur, they could have material and negative impact on the Company's net sales and revenues; and, more particularly, unless the Company was able to pass along related cost increases to its customers. There was no significant impact on operations as a result of inflation during the current fiscal year.

Contractual Obligations

     The following table sets forth the contractual obligations in total for each year of the next five years as at November 30, 2003. Such obligations include the current lease for the Company's premises, written employment contracts and License
Agreements.

                                  2004       2005        2006       2007       2008
Lease on Premises (1)            548,513    548,513    548,513    548,513    548,513
Royalty Expense (2)              640,000    640,000    640,000    640,000    640,000
Employment Contracts (3)       2,098,257  2,192,771  2,292,957  2,399,154  1,988,724
Total Contractual Obligations  2,776,770  2,821,284  2,921,470  3,027,667  2,617,237

(1) The Lease is a net, net lease requiring a yearly rental of $327,684 plus Common Area Maintenance "CAM". See Section Part I,
  Item 2. The rental provided above is the base rental and estimated CAM. CAM for 2003 was $220,829. The figures above do not include adjustments for the CPI. The lease has an annual CPI adjustment of 3%, not to exceed 15% cumulative for five years.

(2) See Section Part I, Item 1(e). The Company is not required to pay any royalty in excess of realized sales if the Company chooses not to continue under the license. The figures set forth above reflect estimates of the royalty expense anticipated under the various contracts for the licensed products based on fiscal 2003 sales. Royalty expense includes Alleghany Pharmacal, Solar Sense, Hugger Corporation, Nail Consultants, Sweet Enders, Pop Up Nails and Lobe Wonder.

(3) The Company has executed Employment Contracts with its CEO, David Edell, and its Chairman of the Board, Ira W. Berman. The contracts for both are exactly the same. The contracts expire on December 31, 2010. The contracts provide for a base salary which commenced in 1994 in the amount of $300,000 (plus a bonus of 20% of the base salary), with a year-to-year CPI or 6%, plus 2.5% of the Company's pre-tax income less depreciation and amortization (EBITDA). (The 2.5% measure in the bonus provision of the Edell/Berman contracts was amended so as to calculate it against earnings before income taxes, less depreciation, amortization and expenditures for media and cooperative advertising in excess of $8,000,000.) On May 24, 2001, the contract was amended increasing the base salary to $400,000. The figures above include the total salaries for fiscal 2003 and only the base salaries for the five years (plus 20% of the base salary), and adjustment for CPI, and without estimating bonuses, as the bonus is contingent upon future earnings. David Edell's sons, Dunnan Edell and Drew Edell have five-year employment contracts in the amounts of $270,000 and $200,000 respectively, which expire on November 30, 2007 (See Item 11, Summary Compensation Table). In July 2003, Dunnan Edell's salary was increased to $300,000 and in January 2004, Drew Edell's salary was increased to $225,000.

  Dunnan Edell is a director and during fiscal 2003 was appointed
  President of the Company. Drew Edell is a director and the Vice
  President of Operations and Research, and Product Development.

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

     There is No Assurance That Business Will Continue to Operate
Profitably.

     In the current year, net sales were $54,145,480. Almost all of the products were able to maintain the projected gross profit margins. Net income is $5,252,131. There were no FDA policies that affected the Company's brands. In 2000, the FDA suggested the discontinuance of the Company's products containing PPA. As a result, revenues that year were reduced by $1,245,000 due to returns. In addition, the Company also wrote down $255,000 in inventory causing the Company to incur a loss of $654,510 for the year. This fiscal year, the replacement products for the dietary supplements containing PPA had net revenues of $5,915,484.

     The Pending Litigations in Connection with the Sale of the Company's Products Containing PPA May Entail Significant
Uncertainty and Expense.

     As described in "Legal Proceedings" set forth, there were referenced 8Ks filed on May 23, 2002 and November 20, 2002, in which the legal issues were discussed. Three additional 8Ks were filed, one on October 29. 2003, one on November 24, 2003 and one on December 11, 2003 advising of the dismissal of seven of the eleven lawsuits. An additional lawsuit is in the process of being dismissed. As previously advised, it is independent counsel's opinion that the Company has a defensible position in the three remaining lawsuits.

     Competition in the Cosmetic, Health and Beauty Aid Industry is Highly Competitive.

     Reference is made to "Business ` Sub-section' of Competition."

     CLASS A Shareholders Retain Control of Board of Directors.

     See "Voting" in the Proxy Statement dated May 24, 2003.
Class A Shareholders, David Edell, CEO and Ira W. Berman,
Chairman of the Board of Directors, have the right to elect four members to the Board of Directors. Common stockholders have the right to elect three members to the Board of Directors.

     Future Success Depends on Continued New Product Development.

     The Company is not financially as strong to compete with the major companies against whom it competes. The ability to successfully introduce new niche products and increase the growth and profitability of its current niche brand products will affect the business and prospects of the future of the Company.

Item 7A. QUANTITATIVE AND QUALITATIVE
         DISCLOSURE ABOUT MARKET RISK

     The Company's financial statements (See Item 15) record the Company's investments under the "mark to market" method (i.e., at date-of-statement market value). The investments are, categorically listed, in "Common Stock", "Mutual Funds", "Other Equity", "Preferred Stock", "Government Obligations" and "Corporate Obligations" (which, primarily, are intended to be held to maturity). $510,288 of the Company's $13,632,859 portfolio of investments (approximate, as at Nov. 30, 2003) is invested in the "Common Stock" and "Other Equity" category, and approximately $1,366,036 in that category are Preferred Stock holdings. Whereas the Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, thus the Company does not believe that its investment-market risk is material.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements are listed under Item 15 in this Form 10-K. The following financial data is a summary of the quarterly results of operations (unaudited) during and for the years ended November 30, 2003 and 2002:

                                        Three Months Ended
Fiscal 2003             Feb. 28       May 31      Aug. 31      Nov. 30

Net Sales             $12,362,785  $17,439,253  $12,739,346  $11,604,097
Total Revenue          12,515,182   17,610,850   12,852,537   11,758,182
Cost of Products Sold   4,446,827    5,316,313    4,030,837    4,374,551
Net Income                573,626    2,584,095    1,287,125      807,285

Earnings Per Share:
  Basic                      $.08         $.36         $.18         $.11
  Diluted                     .08          .34          .17          .11

                                      Three Months Ended
Fiscal 2002             Feb. 28       May 31      Aug. 31      Nov. 30

Net Sales             $10,158,386  $13,213,844  $11,391,258  $10,478,005
Total Revenue          10,247,194   13,312,347   11,511,314   10,610,119
Cost of Products Sold   3,764,904    4,399,740    3,559,990    3,617,683
Net Income                300,063    1,217,986      722,822      833,482

Earnings Per Share:
  Basic                     $.04          $.17         $.10         $.12
  Diluted                    .04           .16          .10          .11

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company did not change its accountants within the twenty-four months prior to the date of the most recent financial statements (nor since), and had no reported disagreement with its accountants on any matter of accounting principles or practices.

Item 9A. CONTROLS AND PROCEDURES

     With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2003.

     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) subsequent to the date the controls were evaluated that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                            PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We have a code of ethics that applies to the Chairman of the Board, Directors, Officers and Employees, including our Chief
Executive Officer, Treasurer and Controllers. You can find our code of ethics in Exhibit 14.

     The Executive Officers and Directors of the Company are as follows:

                                            YEAR OF FIRST
   NAME                   POSITION         COMPANY SERVICE

David Edell         Chief
                    Executive Officer,
                    Director                    1983

Ira W. Berman       Chairman of the Board
                    of Directors, Secretary,
                    Executive Vice President    1983

Dunnan Edell        President
                    Director                    1984

Drew Edell          Vice President-
                    Operations and
                    New Product Development
                    Director                    1983

John Bingman        Treasurer                   1986

Stanley Kreitman    Director                    1996

Jack Polak          Director                    1983

Robert Lage         Director                    2003

     David Edell, age 71, is a director, and the Company's Chief Executive Officer. Prior to his association with the Company, he was a marketing and financial consultant; and, by 1983, he had extensive experience in the health and beauty aids field as an executive director and/or officer of Hazel Bishop, Lanolin Plus and Vitamin Corporation of America. In 1954, David Edell received a Bachelor of Arts degree from Syracuse University.

     Ira W. Berman, age 72, is the Company's Executive Vice President and Corporate Secretary. He is also Chairman of the Board of Directors. Mr. Berman is an attorney who has been engaged in the practice of law since 1955. He received a Bachelor of Arts Degree (1953) and Bachelor of Law Degree (1955) from Cornell University, and is a member of the American Bar Association.

     Dunnan Edell is the 48 year-old son of David Edell. He is a graduate of George Washington University. He has been a director since 1994, and in fiscal 2003, he was promoted to position of President of the Company. He joined the Company in 1984 and was appointed Divisional Vice-President in 1986. He was employed by Alleghany Pharmacal Corporation from 1982 to 1984, and by Hazel Bishop from 1977 to 1981.

     Drew Edell, the 46 year-old son of David Edell, is a graduate of Pratt Institute, where he received a Bachelor's degree in Industrial Design. He has been a director since 2000.
He joined the Company in 1983, and in 1985, he was appointed Vice
President of Product Development and Production.

     John Bingman, age 52, received a Bachelor of Science degree from Farleigh Dickenson University in 1973. He worked as a Certified Public Accountant who practiced with the New Jersey accounting firm of Zarrow, Zarrow & Klein from 1976 to 1986.

     Jack Polak, age 91, has been a private investment consultant and a banker since April 1982. He is a certified Dutch Tax Consultant and a member of The Netherlands. He was knighted on his 80th birthday by Queen Beatrix of the Netherlands for his untiring efforts on behalf of the Anne Frank Center USA for which he is still actively working as the "Chairman-Emeritus."

     Stanley Kreitman, age 71, has been Vice Chairman of the Board of Manhattan Associates, an equity-investment firm, since 1994. He is also a director of Medallion Financial Corp., an SBIC. Mr. Kreitman is Chairman of the Board of Trustees of the New York Institute of Technology since 1989, and of Crime-Stoppers Nassau County (NY) since 1994. Since February 1999 and June 1999, respectively, he has been a member of the Board of Directors of K.S.W. Corp. and P.M.C.C. Mortgage Corp. He is also a director and/or executive committee member of the following organizations: The New York City Board of Corrections, Bank Hapdalim USA (Signature Bank), The New York College of Osteopathic Medicine, and the Police Athletic League. From 1975 until 1993, he was President of United States Banknote Corporation, a securities printer.

     Robert Lage, age 67, is a retired CPA. He became a director in fiscal 2003. He was a partner at Price WaterhouseCoopers Management Consulting Service prior to his retirement in 1997.
He has been engaged in the practice of public accounting and management consulting since 1959. He received a BBA from Bernard Baruch College of the City University of New York in 1958.

Item 11. EXECUTIVE COMPENSATION

     i. Summary Compensation Table

     The following table summarizes compensation earned in the 2003, 2002 and 2001 fiscal years by all of the executive officers whose fiscal 2003 compensation exceeded $100,000, including the Chief Executive Officer (the "Named Officers").

               Annual Compensation           Long-Term Compensation

                                                          Number
                                             All         of Shares
                                            Other        Covered       Other
Name and                                    Annual       by Stock    Long-Term
Principal                                   Compen-      Options      Compen-
Position        Year  Salary   Bonus        sation(1)    Granted(2)   sation

David Edell,    2003 $619,205  $459,240     $39,476          -          0
Chief           2002  584,155   332,060      40,152          -          0
Executive       2001  514,399   247,806      37,859          -          0
Officer

Ira W. Berman,  2003 $619,205  $459,240     $29,499          -          0
Secretary and   2002  584,155   332,060      27,475          -          0
Executive       2001  514,399   247,806      27,905          -          0
Vice President

Dunnan Edell,   2003 $282,692  $ 50,000     $11,931          -          0
President       2002  253,172    45,000       7,281          -          0
                2001  232,595     4,231       8,304          -          0


Drew Edell      2003 $200,000  $ 25,000     $ 5,081          -          0
Vice President  2002  203,845    25,000       1,178          -          0
Operations      2001  187,596     3,365       2,929          -          0

John Bingman    2003 $105,128  $ 25,000     $ 2,696          -          0
Treasurer       2002   99,843    20,000       3,037          -          0
                2001  101,354     1,862       2,763          -          0

Joel Last       2003 $160,000  $ 32,000     $ 4,833          -          0
Vice President  2002  160,000    15,000       5,984          -          0
Sales           2001  160,000    10,000       7,067          -          0

Patrick Haberman2003 $152,077  $ 31,350     $ 9,278          -          0
Vice President  2002  150,000    10,000       9,603          -          0
Sales           2001  150,000     7,500       8,484          -          0


-------------------------
(1) Includes the personal-use value of Company-leased automobiles, the value of Company-provided life insurance, and health insurance that is made available to all employees.
(2) Information in respect of stock option plans appears below in the sub-topic, Employment Contracts/Executive Compensation
Program.

     ii.  Fiscal 2003 Option Grants and Option Exercises,
          Year-End Option Valuation, Option Repricing

     No new options were issued to any of the Named Officers in fiscal 2003.

     The next table identifies 2003 fiscal-year option exercises by Named Officers, and reports a valuation of their options.


                    Fiscal 2003 Aggregated Option Exercises
                    and November 30, 2003 Option Values


             Number of                    Number of Shares
              Shares                       Covered by Un-       Value of Unexercised
             Acquired       Value         exercised Options    In-the-Money Options
            On Exercise   Realized (1)   at November 30, 2003    November 30, 2003
David Edell    60,000      $234,000             97,500               $683,475
Ira W. Berman  85,000      $331,500            117,000               $820,170
Dunnan Edell     -             -                75,000               $525,750
Drew Edell       -             -                75,000               $525,750

---------------------

(1) Represents the difference between market price and the respective exercise prices of options as of the exercise date.

Repriced Options

The following table identifies the stock options held by the Named Officers and all other officers and directors, the exercise prices of which have been reduced during the past 10 years.


                                Original
                   Number        Grant      Original       Date      New
                 of Shares        Date        Price     Repriced    Price

David Edell (1)     100,000    Aug. 1, 1997  $2.50    May 24, 2001   .50
Ira W. Berman (1)   100,000    Aug. 1, 1997   2.50    May 24, 2001   .50
Dunnan Edell (1)     50,000    Aug. 1, 1997   2.50    May 24, 2001   .50
Drew Edell (1)       50,000    Aug. 1, 1997   2.50    May 24, 2001   .50
Stanley Kreitman (1) 25,000    Aug. 1, 1997   2.50    May 24, 2001   .50
Jack Polak (1)       25,000    Aug. 1, 1997   2.50    May 24, 2001   .50
Rami Abada (1)       25,000    Aug. 1, 1997   2.50    May 24, 2001   .50
Dunnan Edell (1)(2)  25,000    Jun. 10, 1995  4.50    May 24, 2001   .50
Drew Edell (1)(2)    25,000    Jun. 10, 1995  4.50    May 24, 2001   .50
-------------------

(1) On November 3, 1998, the full Board of Directors authorized the repricing in consequence of a declining market valuation, inconsistent with the Company's realizable value. The market price of the Common Stock at the date of repricing was $1.00; and, at that date, the original option terms (10 years from August 1, 1997) had approximately 8 years and 10 months remaining. When the options were originally issued, on August 1, 1997, the market price of the Company's Common Stock was $2.50. On May 24, 2001, the Company repriced the options again when the market price was $.50.

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

     iii. Compensation of Directors

     Each outside director was paid $3,000 per meeting for attendance of board meetings in fiscal 2003 (without additional compensation for committee meetings). No new options were granted to any director in 2003. Mr. Lage received an additional
$15,000 as chairman of the audit committee. The full Board of Directors met four times in fiscal 2003.

       iv.  Executive Compensation Principles

            Audit and Compensation Committee

     The Company's Executive Compensation Program is based on guiding principles designed to align executive compensation with Company values and objectives, business strategy, management initiatives, and financial performance. In applying these principles the Audit and Compensation Committee of the Board of Directors, comprised of Stanley Kreitman, Jack Polak and Robert Lage, which met three times in fiscal 2003, has established a program to:

..    Reward executives for long-term strategic management and the enhancement of shareholder value.

..    Integrate compensation programs with both the Company's
     annual and long-term strategic planning.

..    Support a performance-oriented environment that rewards
     performance not only with respect to Company goals but also
     Company performance as compared to industry performance levels.

     Stanley Kreitman, former president of a national bank, qualifies as a "financial expert" as defined by the SEC in Instruction 1 to proposed Item 309 of Regulation S-K, which is set forth in the SEC Release No. 34 - 46701 dated October 22,
2003.    Mr. Kreitman is an "independent" as that term is used in
Section 10A(m)(3) of the Exchange Act.

     Jack Polak was knighted by the Dutch government in 1993. He is a certified Dutch tax consultant and a member of the association of certified tax accountants. The Board has deemed that he is both "independent" and qualifies as a "financial expert."

     Robert A. Lage, age 67, chairman of the audit committee and a retired CPA, was a partner at PriceWaterhouseCoopers Management Consulting Service prior to his retirement in 1997. He has been engaged in the practice of public accounting and management consulting since 1959. He received a BBA from Bernard Baruch College of the City University of New York in 1958. The Board has deemed that he is both "independent" and qualifies as a "financial expert".

     v. Employment Contracts/Compensation Program

     The total compensation program consists of both cash and equity based compensation. The Audit and Compensation Committee (the "Committee") determines the level of salary and bonuses, if any, for key executive officers of the Company. The Committee determines the salary or salary range based upon competitive norms. Actual salary changes are based upon performance, and bonuses were awarded by the Committee in consideration of the Company's performance during the 2003 fiscal year.

     The Company has executed Employment Contracts with its CEO, David Edell and its Chairman of the Board, Ira W. Berman. The contracts for both are exactly the same. The contracts expire on December 31, 2010. The contracts provide for a base salary which commenced in 1994 in the amount of $300,000, with a year-to-year CPI or 6% plus 2.5% of the Company's pre-tax income less depreciation and amortization (EBITDA), plus 20% of the base salary for the fiscal year. (The "2.5% measure" in the bonus provision of the Edell/Berman contracts was amended so as to calculate it against earnings before income taxes, less depreciation, amortization and expenditures for media and cooperative advertising in excess of $8,000,000. On May 24, 2001, the contract was amended increasing the base salary to $400,000.

     David Edell's sons, Dunnan Edell and Drew Edell have five-year employment contracts in the amounts of $270,000 and $200,000
respectively, which expire on November 30, 2007.   (See Item 11,
Summary Comprehensive Table). Dunnan Edell is a director and President of the Company. Drew Edell is a director and the Vice President of Operations and Research and Product Development. On July 1 2003, Dunnan Edell's salary was increased to $300,000, and on January 5, 2004, Drew Edell's salary was increased to $225,000.

     vi. Stock Option Plans

     Long-term incentives are provided through the issuance of stock options.

     (The 1984 Stock Option Plan covered 1,500,000 shares of its Common Stock, and the 1986 Stock Option Plan covered 1,500,000 shares of its Common Stock.) On July 9, 2003, the Company's Stock Option Plan was approved by the shareholders authorizing the issuance of options to issue up to 1,000,000 shares.

     The Company's 2003 Stock Option Plan covers 1,000,000 shares of its Common Stock.

     The 2003 Option Plan provides (as had the 1984 , 1986 and the 1994 plans) for the granting of two (2) types of options:
"Incentive Stock Options" and "Nonqualified Stock Options". The Incentive Stock Options (but not the Nonqualified Stock Options) are intended to qualify as "Incentive Stock Options" as defined in Section 422(a) of The Internal Revenue Code. The Plans are not qualified under Section 401(a) of the Code, nor subject to the provisions of the Employee Retirement Income Security Act of 1974.

     Options may be granted under the Options Plans to employees (including officers and directors who are also employees) and consultants of the Company provided, however, that Incentive Stock Options may not be granted to any non-employee director or consultant.

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

     The exercise price of all nonqualified stock options must be at least equal to 85% of the fair market value of the underlying stock on the date of grant. The exercise price of all Incentive Stock Options must be at least equal to the fair market value of the underlying stock on the date of grant. The aggregate fair market value of stock of the Company (determined at the date of the option grant) for which any employee may be granted Incentive Stock Options in any calendar year may not exceed $100,000, plus certain carryover allowances. The exercise price of an Incentive Stock Option granted to any participant who owns stock possessing more than ten (10%) of the voting rights of the Company's outstanding capital stock must be at least 110% of the fair market value on the date of grant.

     As at November 30, 2003, 427,500 stock options, yet exercisable, to purchase 427,500 shares of the Company's Common
Stock, were outstanding.

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

          COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
   AMONG CCA INDUSTRIES, INC, THE DOW JONES US COSMETICS INDEX
             AND THE DOW JONES US TOTAL MARKET INDEX







                              GRAPH










                         Cumulative Total Return*

                        12/98   12/99   12/00   12/01  12/02   12/03
CCA Industries, Inc.     100     90       45     103     159     693
DJ US Cosmetics Index    100     88       85      77      74      81
DJ US Total Market Index 100    123      111      98      76      88
---------------------
* $100 invested on December 31, 1998 in stock and indices, including reinvestment of dividends.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS


     The following table sets forth certain information regarding the ownership of the Company's Common Stock and/or Class A Common
Stock as of November 30, 2003 by (i) all those known by the
Company to be owners of more than five percent of the outstanding shares of Common Stock or Class A Common Stock; (ii) each officer and director; and (iii) all officers and directors as a group.
Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned
(subject to community property laws, where applicable), and is beneficial owner of them.
                                                        Ownership, As A
                                                         Percentage of
                                                         All Shares Out-
                       Number of         "Option         Standing/Assuming
Name and Address    Shares Owned (1):   Shares" (1)  Option Share Exercise (1)

                    Common
                    Stock     Class A (2)

David Edell         396,993     484,615    97,500         12.1%, 12.7%
c/o CCA Industries, Inc.
200 Murray Hill Parkway
East Rutherford, NJ 07073

Ira W. Berman       406,583     473,615    117,000        2.1%, 12.9%
c/o CCA Industries, Inc.

Jack Polak           27,700        -        25,000        4%, .7%
195 Beach Street
Easthester, NY 10709

Stanley Kreitman       -           -        25,000        0%, .3%
c/o CCA Industries, Inc.

Dunnan Edell         41,250        -        75,000        .6%, 1.5%
c/o CCA Industries, Inc.

Robert Lage            -           -          -              -
72 Cypress Point Lane
Jackson, NJ 08527

Drew Edell           51,250        -        75,000        .7%, 1.6%
c/o CCA Industries, Inc.

John Bingman           -           -          -              -
c/o CCA Industries,
Inc.

Officers and
Directors           923,776     958,230    414,500        25.9%, 29.8%
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

(2) David Edell, Ira Berman own 100% of the outstanding shares of Class A Common Stock. Messrs. David Edell, Dunnan Edell, Drew Edell and Ira Berman are officers and directors. Mr. Bingman is an officer. Messrs. Lage, Kreitman and Polak are Directors.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During fiscal 2003, several related parties provided services to the Company which were deemed immaterial to the financial statements.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Sheft Kahn & Company LLP ("Sheft Kahn") served as the Company's independent auditors for 2003 and 2002. The services performed by Sheft Kahn in this capacity included conducting an audit in accordance with generally accepted auditing standards of, and expressing an opinion on, the Company's consolidated financial statements.

     Audit Fees

     Sheft Kahn's fees for professional services rendered in connection with the audit and review of Forms 10-K and all other SEC regulatory filings were $177,614 for the 2003 fiscal year and $128,425 for the 2002 fiscal year. The Company has paid and is current on all billed fees.

     Tax Fees

     Sheft Kahn's fees for professional services rendered in connection with Federal and State tax return preparation and other tax matters for the 2003 and 2002 fiscal years were $42,846 and $30,484, respectively.

     Consulting Fees

     Sheft Kahn's fees of $23,008 for the 2003 fiscal year were related to work performed in conjunction with PNC Capital Markets conducting due diligence on the Company for possible future acquisitions of other companies. The fees of $2,838 for the 2002 fiscal year were related to matters pertaining to the Company's new computer system.

     Engagements Subject to Approval

     Under its charter, the Audit Committee must pre-approve all subsequent engagements of our independent auditor unless an exception to such pre-approval exists under the Securities Exchange Act of 1934 or the rules of the Securities and Exchange Commission. Each year, the independent auditor's retention to audit our financial statements, including the associated fee, is approved by the committee before the filing of the preceding year's annual report on form 10-K. At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of the work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At each subsequent committee meeting, the committee will receive updates on the services actually provided by the independent auditor, and management may present additional services for approval. The committee has delegated to the Chairman of the committee the authority to evaluate and approve engagements on behalf of the committee in the event that a need arises for pre-approval between committee meetings. If the Chairman so approves any such engagements, he will report that approval to the full committee at the next committee meeting.

     Since the May 6, 2003 effective date of the Securities and Exchange Commission rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Sheft Kahn & Company LLP was approved in advance by the Audit Committee, and none of those engagements made use of the de minimus exception to pre-approval contained in the Commission's rules.

                             PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENTS,
         SCHEDULES AND REPORTS ON FORM 8-K

     Financial Statements:

     Table of Contents, Independent Auditors' Report, Consolidated Balance Sheets as of November 30, 2003 and 2002, Consolidated Statements of Income (Loss) for the years ended November 30, 2003, 2002 and 2001, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Shareholders' Equity for the years ended November 30, 2003, 2002 and 2001, Consolidated Statements of Cash Flows for the years ended November 30, 2003, 2002 and 2001, Notes to Consolidated Financial Statements.

     Financial Statement Schedules:

     Schedule II: Valuation Accounts; Years Ended Nov. 30, 2003,
     2002 and 2001. The remaining financial statement schedules have been omitted since they are not required to be filed.

     Exhibits:

(3) The Company's Articles of Incorporation and Amendments thereof, and its By-Laws, are incorporated by reference to their filing with the Form 10-K/A filed April 5, 1995.
     (Exhibit pages 000001-23).

(4) The Indenture (and the Promissory note exhibited therewith) defining the rights of former shareholders who tendered Common Stock to the Company for its $2 per share, five- year, 6% debenture, is filed by reference to the filing of such documents with the Schedule TO filed with the S.E.C., on June 5, 2001.

(10) (a) The Following Material Contracts are incorporated by reference to their filing with the Form 10-K/A filed April 5, 1995: Amended and Restated Employment Agreements of 1994, with David Edell and Ira Berman; License Agreement made February 12, 1986 with Alleghany Pharmacal Corporation.

     (b) The February 1999 Amendments to the Amended and Restated
      Employment Agreements of David Edell and Ira Berman (1994) are incorporated by reference to the 1998 10-K. (Exhibit pages 00001-00002).

     (c) The Forms 8K, filed on May 22, 2002 and November 20,
      2002, are incorporated by reference to this 2003 10K.
      Three additional 8Ks are referenced, October 29, 2003,
      November 24, 2003 and December 11, 2003.

     (d) The Company's 2003 Stock Option Plan was filed with the
       2003 Proxy.

(11)  Statement re Per Share Earnings (included in Item 15,
      Financial Statements)

      Two Forms 8-K were filed during the 2003 fiscal year.

(14)  Code of Ethics for Chief Executive Officer and Senior
      Financial Officers

(31.1)Certification of Chief Executive Officer pursuant to
      Rule 13a-14(a)*

(31.2)Certification of Chief Financial Officer pursuant to
      Rule 13a-14(a)*

(32.1)Certification of Chief Executive Officer pursuant to 18
      U.S.C. 1350*

(32.2)Certification of Chief Financial Officer pursuant to 18
      U.S.C. 1350*

* Filed herewith.

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

                    By:   s/
                              DUNNAN EDELL, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

     Signature                   Title                   Date

s/                       Co-Chairman
    DAVID EDELL          Chief Executive Officer,    February 28, 2004
                         Chief Financial Officer,
                         Director

s/                       Chairman of the Board       February 28, 2004
    IRA W. BERMAN        of Directors, Executive
                         Vice President,
                         Secretary

s/                       President,                  February 28, 2004
    DUNNAN EDELL         Director

s/                       Vice President,             February 28, 2004
    DREW EDELL           Director

s/                       Director                    February 28, 2004
    STANLEY KREITMAN

s/                       Director                    February 28, 2004
    ROBERT LAGE

s/                       Director                    February 28, 2004
    JACK POLAK

s/                       Treasurer                   February 28, 2004
   JOHN BINGMAN
_______________________________

              CCA INDUSTRIES, INC. AND SUBSIDIARIES


                CONSOLIDATED FINANCIAL STATEMENTS


                    NOVEMBER 30, 2003 AND 2002

                         C O N T E N T S



INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS . . . . . . . . . .1

FINANCIAL STATEMENTS:

 CONSOLIDATED BALANCE SHEETS . . . . . . . . . . . . . . . . . . . . .2-3

 CONSOLIDATED STATEMENTS OF INCOME . . . . . . . . . . . . . . . . . . .4

  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  . . . . . . . . . . .5

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY . . . . . . . . . . . .6

 CONSOLIDATED STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . . . . .7

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . 8-32

 SUPPLEMENTARY INFORMATION

                   INDEPENDENT AUDITORS' REPORT

Board of Directors
CCA Industries, Inc.
East Rutherford, New Jersey

     We have audited the consolidated balance sheets of CCA Industries, Inc. and Subsidiaries as of November 30, 2003 and 2002, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended November 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCA Industries, Inc. and Subsidiaries as of November 30, 2003 and 2002, and the consoli-

dated results of their operations and their cash flows for each of the three years in the period ended November 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedules listed in the index to Item 15 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic consolidated financial statements. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated, in all material respects in relation to the basic consolidated financial statements taken as a whole.





                              SHEFT KAHN & COMPANY LLP
                              CERTIFIED PUBLIC ACCOUNTANTS

January 30, 2004
Jericho, New York

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                           A S S E T S

                                                        November 30,
                                                    2003          2002

Current Assets
  Cash and cash equivalents (Note 15)           $  1,206,787 $  1,585,647
  Short-term investments and marketable
    securities (Notes 2 and 6)                     2,632,448    3,479,544
  Accounts receivable, net of allowances of
   $895,723 and $1,222,408, respectively           6,604,982    6,265,955
  Inventories (Notes 2 and 3)                      5,312,699    3,743,131
  Prepaid expenses and sundry receivables            590,850      363,457
  Prepaid income taxes and refunds due (Note 8)      236,620        1,703
  Deferred income taxes (Note 8)                     963,566    1,287,568

   Total Current Assets                           17,547,952   16,727,005

Property and Equipment, net of accumulated
  depreciation and amortization
   (Notes 2 and 4)                                   728,522      720,739

Intangible Assets, net of accumulated
  amortization (Notes 2 and 5)                       532,193      577,414

Other Assets
  Marketable securities (Notes 2 and 6)           10,991,411    6,723,518
  Other                                               39,138       56,388

   Total Other Assets                             11,030,549    6,779,906

   Total Assets                                  $29,839,216  $24,805,064







See Notes to Consolidated Financial Statements.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      November 30,
                                                   2003          2002
Current Liabilities
  Accounts payable and accrued
   liabilities (Note 10)                      $  5,603,150    $ 5,284,109
  Income tax payable                               -              178,690
  Dividends payable                                379,117             -

   Total Current Liabilities                     5,982,267      5,462,799

Subordinated Debentures (Note 7)                   497,656        501,656

Deferred Income Taxes (Note 8)                      14,753          5,186

Commitments and Contingencies (Note 12)

Shareholders' Equity
  Preferred stock, $1.00 par; authorized
   20,000,000 shares; none issued                     -              -
  Common stock, $.01 par; authorized
   15,000,000 shares; issued and
   outstanding 6,592,669 and
   6,440,523 shares, respectively                   65,926         64,405
  Class A common stock, $.01 par; authorized
   5,000,000 shares; issued and outstanding
   958,230 and 973,230 shares,
   respectively                                      9,582          9,732
  Additional paid-in capital                     3,831,425      3,832,796
  Retained earnings                             19,891,541     15,389,415
  Unrealized (losses) on marketable
    securities                                (     95,228)   (   107,990)
                                                23,703,246     19,188,358
  Less:  Treasury Stock (274,055 and
         271,155 shares at November 30,
         2003 and 2002, respectively)              358,706        352,935

   Total Shareholders' Equity                   23,344,540     18,835,423

   Total Liabilities and Shareholders' Equity  $29,839,216    $24,805,064

See Notes to Consolidated Financial Statements.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME

                                           Years Ended November 30,
                                        2003          2002          2001
Revenues
  Sales of health and beauty
   aid products, net                $54,145,480   $45,241,493   $41,364,648
  Other income                          591,271       439,481       338,883

                                     54,736,751    45,680,974    41,703,531

Costs and Expenses
  Cost of sales                      18,168,528    15,342,317    14,877,421
  Selling, general and
   administrative expenses           16,753,269    15,389,528    13,812,890
  Advertising, cooperative and
   promotions                        10,328,695     9,239,249     8,776,470
  Research and development              884,425       741,974       687,731
  Provision for doubtful accounts        73,537   (   105,724)      299,254
  Interest expense                       31,399        38,074        69,012

                                     46,239,853    40,645,418    38,522,778

   Income before Provision
     for Income Taxes                 8,496,898     5,035,556     3,180,753

Provision for Income Tax              3,244,767     1,961,203     1,166,384

   Net Income                       $ 5,252,131   $ 3,074,353   $ 2,014,369

Weighted Average Shares
  Outstanding
   Basic                              7,227,678     7,099,759     6,893,232
   Diluted                            7,616,040     7,579,983     7,526,157

Earnings Per Common Share
  (Note 2):
   Basic                                   $.73          $.43          $.29
   Diluted                                 $.69          $.41          $.27




See Notes to Consolidated Financial Statements.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                          Years Ended November 30,
                                      2003          2002         2001


Net Income                         $5,252,131    $3,074,353    $2,014,369

Other Comprehensive Income
  (Loss)
    Unrealized holding gain (loss)
      on investments                   12,762   (    57,839)       14,696

  Provision (Benefit) for Income
    Taxes                               4,874   (    22,527)        5,555

Other Comprehensive Income
  (Loss) - Net                          7,888   (    35,312)        9,141

Comprehensive Income               $5,260,019    $3,039,041    $2,023,510

Earnings Per Share:
  Basic                                  $.73          $.43          $.29

  Diluted                                $.69          $.40          $.27












See Notes to Consolidated Financial Statements.

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED NOVEMBER 30, 2003, 2002 AND 2001

                                                                                            Unrealized
                                                                Additional                Gain (Loss) on
                                        Common Stock              Paid-In      Retained     Marketable        Treasury
                                    Shares         Amount         Capital      Earnings     Securities         Stock


Balance - November 30, 2000        7,063,753       $70,637      $3,836,296    10,300,693   ($    64,847)     ($176,232)

Issuance of common stock             200,000         2,000     (     2,000)         -              -              -

Net income for the year                 -             -               -        2,014,369           -              -

Unrealized gain on marketable
 securities                             -             -               -             -            14,696           -

Purchase of 110,700 shares of
 treasury stock                         -             -               -             -              -         (  70,973)

Balance - November 30, 2001        7,263,753        72,637       3,834,296    12,315,062   (     50,151)     ( 247,205)

Issuance of common stock             150,000         1,500     (     1,500)         -              -              -

Net income for the year                 -             -               -        3,074,353           -              -

Unrealized (loss) on marketable
 securities                             -             -               -             -       (     57,839)         -

Purchase of 52,959 shares of
 treasury stock                         -             -               -             -               -         ( 105,730)

Balance - November 30, 2002        7,413,753        74,137       3,832,796    15,389,415     (   107,990)     (  352,935)

Issuance of common stock             137,146         1,371     (     1,371)         -               -               -

Net income for the year                 -             -               -        5,252,131            -               -

Dividends declared                      -             -               -      (   750,005)           -               -

Unrealized gain on marketable
   securities                           -             -               -             -             12,762            -

Purchase of 2,900 shares of
   treasury stock                       -             -               -             -               -          (   5,771)

Balance - November 30, 2003        7,550,899       $75,508      $3,831,425   $19,891,541      ($  95,228)      ($358,706)



See Notes to Consolidated Financial Statements.

             CCA INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED NOVEMBER 30,

                                           2003         2002        2001
Cash Flows from Operating Activities:
  Net income                            $5,252,131   $3,074,353  $2,014,369
  Adjustments to reconcile net
    income to net cash provided by
      operating activities:
   Depreciation and amortization           361,730      357,627     374,953
   (Gain) loss on sale of securities   (     9,518)  (      119)      5,559
   Decrease (increase) in deferred
     income taxes                          333,569      375,126  (   93,469)
   Loss on disposal of property and
     equipment                                -          27,629        -
   (Increase) decrease in accounts
     receivable                        (   339,027)  (1,800,964)  1,864,764
   (Increase) decrease in inventory    ( 1,569,568)   1,040,399     951,897
   (Increase) decrease in prepaid
     expenses and sundry receivables   (   227,393)      37,946  (   76,423)
   (Increase) decrease in prepaid income
     taxes and refunds due             (   234,917)     220,286     555,702
   Decrease (increase) in other assets      17,250          275  (    1,137)
   Increase (decrease) in accounts payable
     and accrued liabilities               319,041    1,129,853  (  134,596)
   (Decrease) increase in income taxes
     payable                           (   178,690)     169,324       9,366

      Net Cash Provided by Operating
       Activities                        3,724,608    4,631,735   5,470,985

Cash Flows from Investing Activities:
  Acquisition of property and equipment(   321,446)  (  575,923) (  134,247)
  Acquisition of intangible assets     (     2,846)  (    6,292) (   24,700)
  Purchase of available for sale
    securities                         ( 9,888,309)  (6,767,658) (7,036,015)
  Proceeds from sale of available for
   sales securities                      6,485,792    1,839,729   5,068,493
  Proceeds of money due from officers         -          20,598         887

     Net Cash (Used in) Investing
       Activities                      ( 3,726,809)  (5,489,546) (2,125,582)

Cash Flows from Financing Activities:
  Payment on debt                             -            -     (1,500,000)
  Repurchase of outstanding debentures        -      (    6,750) (   23,000)
  Purchase of treasury stock           (     5,771)  (  105,730) (   70,973)
  Dividends paid                       (   370,888)        -           -

     Net Cash (Used in) Financing
       Activities                      (   376,659)  (  112,480) ( 1,593,973)

Net (Decrease) Increase In Cash        (   378,860)  (  970,291)   1,751,430

Cash at Beginning of Year                1,585,647    2,555,938      804,508

Cash at End of Year                     $1,206,787   $1,585,647   $2,555,938

Supplemental Disclosures of Cash
  Flow Information:
  Cash paid during the year for:
   Interest                             $   31,529   $   38,239   $   69,958
   Income taxes                          3,322,700    1,310,593      801,950

See Notes to Consolidated Financial Statements.

             CCA INDUSTRIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

 CCA Industries, Inc. ("CCA") was incorporated in the State of Delaware on March 25, 1983.

 CCA manufactures and distributes health and beauty aid products.

 CCA has several wholly-owned subsidiaries (CCA Cosmetics, Inc., CCA Labs, Inc., Berdell, Inc., Nutra Care Corporation, and CCA
 Online Industries, Inc., all of which are currently inactive.

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

 Other Comprehensive Income:

 Total comprehensive income includes changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of consolidated statements of comprehensive income. The Company's accumulated other comprehensive income shown on the consolidated balance sheet consist of unrealized gains and losses on investment holdings.

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

             CCA INDUSTRIES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Statements of Cash Flows Disclosure (Continued):

 During fiscal 2001, two officers/shareholders exercised in the aggregate 400,000 options in exchange for 200,000 shares of previously issued common stock. The common shares are included in treasury stock on the balance sheet.

 During fiscal 2002, two officers/shareholders exercised in the aggregate 200,000 options in exchange for 50,000 shares of previously issued common stock. The common shares are included in treasury stock on the balance sheet.

 During fiscal 2003, three officers/shareholders exercised in the aggregate 157,000 options in exchange for 19,854 shares of previously issued common stock. The common shares are included in treasury stock on the balance sheet.

 For the year ended November 30, 2003, dividends declared but not yet due amounted to $379,117.

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

   Depreciation and amortization are provided on the straight-line method over the following estimated useful lives or lease terms of the assets:

   Machinery and equipment            5-7 Years
   Furniture and fixtures             3-10 Years
   Tools, dies and masters            3  Years
   Transportation equipment           5  Years
   Leasehold improvements             Remaining life of the lease
                                       (ranging from 1-9 years)

   Intangible Assets:

   Intangible assets are stated at cost and consist primarily of trademarks which are amortized on the straight-line method over a period of 15-17 years.

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

   Reclassifications

   In accordance with EITF 00-14, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to "advertising and promotional" expense. Had EITF 00-14 not been adopted, net sales for the years ended November 2003, 2002 and 2001 would have been $55,905,788, $46,850,507 and $42,527,229, respectively.

            CCA INDUSTRIES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   Advertising Costs:

   The Company's policy for fiscal financial reporting is to charge advertising cost to operations as incurred.

   Shipping Costs:

   The Company's policy for fiscal financial reporting is to charge shipping cost to operations as incurred. For the years ended November 30, 2003, 2002 and 2001, included in selling, general and administrative expenses is shipping costs amounting to $2,668,246, $2,120,645 and $2,296,585, respectively.


NOTE 3 - INVENTORIES

   At November 30, 2003 and 2002, inventories consist of the following:

                                       2003          2002

   Raw materials                    $3,746,522    $2,494,489
   Finished goods                    1,566,177     1,248,642
                                    $5,312,699    $3,743,131


   At November 30, 2003 and 2002, the Company had a reserve for obsolete inventory of $1,153,612 and $976,788, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

   At November 30, 2003 and 2002, property and equipment consisted of the following:

                                              2003              2002

   Machinery and equipment                $   105,478      $    97,003
   Office furniture and equipment             676,494          552,615
   Transportation equipment                    10,918           10,918
   Tools, dies, and masters                   347,560          213,188
   Leasehold improvements                     277,366          222,646
..                                           1,417,816        1,096,370

   Less:  Accumulated depreciation
                   and amortization           689,294          375,631

   Property and Equipment - Net           $   728,522       $  720,739

   Depreciation and amortization expense for the years ended
   November 30, 2003, 2002 and 2001 amounted to $313,663, $309,816 and $327,777, respectively.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INTANGIBLE ASSETS

   Intangible assets consist of the following at November 30, 2003 and 2002:


                                                     2003        2002

   Trademarks and patents                          $759,394    $756,548
   Less: Accumulated amortization                   227,201     179,134
   Intangible Assets - Net                         $532,193    $577,414

   Amortization expense for the years ended November 30, 2003, 2002 and 2001 amounted to $48,067, $47,811 and $47,176, respectively.
   Estimated amortization expense for each of the ensuing years through November 30, 2008 is $48,800, $49,200, $49,600, $50,000 and $49,500,
   respectively.

NOTE 6 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

   Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at November 30, 2003 and November 30, 2002 were as follows:

                                    November 30,            November 30,
                                       2003                     2002

   Current:                     COST        MARKET        COST        MARKET

   Corporate obligations    $   850,860   $  854,466   $2,066,040    $2,071,603

   Government obligations
     (including mortgage
       backed securities)     1,260,340    1,248,731    1,330,345     1,314,604
   Common stock                 304,379      295,538         -             -
   Mutual funds                 179,320      118,963      169,589        93,337
   Other equity                 111,750      114,750         -             -

       Total                  2,706,649    2,632,448    3,565,974     3,479,544

   Non-Current:

   Corporate obligations      5,374,706    5,342,893    1,025,806     1,016,715
   Government obli-
     gations                  4,208,237    4,182,482    4,867,627     4,848,293
     Preferred stock          1,329,495    1,366,036      751,645       758,510
   Other equity
     investments                100,000      100,000      100,000       100,000

       Total                 11,012,438   10,991,411    6,745,078     6,723,518

       Total                $13,719,087  $13,623,859  $10,311,052   $10,203,062

                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

 The market value at November 30, 2003 was $13,623,859 as compared to $10,203,062  at November 30,
 2002.  The gross unrealized gains and losses were $89,761 and ($184,989) for November 30, 2003 and
 $58,411 and ($166,401) for November 30, 2002.  The cost and market values of the investments at
 November 30, 2003 were as follows:

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
 Name of Issuer and          Maturity            Interest         Bonds and      Cost of     at Balance       Issue Carried in
 Title of Each Issue           Date                Rate             Notes       Each Issue   Sheet Date         Balance Sheet
CORPORATE OBLIGATIONS:
GMAC Smartnotes               10/15/05             3.100%          200,000     $  200,000   $   198,792           $   198,792
GMAC Smartnotes               10/15/05             3.150           400,000        400,000       399,024               399,024
GMAC Smartnotes                5/15/04             4.250           250,000        250,000       251,973               251,973
GMAC Smartnotes                5/15/05             5.000           175,000        175,000       177,431               177,431
GMAC Smartnotes                8/15/04             2.650           250,000        250,000       249,628               249,628
GMAC Smartnotes                6/15/05             3.550           200,000        200,000       199,678               199,678
GMAC Smartnotes                5/15/06             4.050           400,000        400,000       401,780               401,780
GMAC Smartnotes               10/15/06             3.550           250,000        250,000       248,700               248,700
Household Finance Corp.
  Internotes                   5/15/04             4.250           250,000        250,000       252,865               252,865
Household Finance Corp.
 Internotes                   10/15/06             2.750           100,000        100,000        98,866                98,866
Colgate-Palmolive              12/1/03             5.270           100,000        100,860       100,000               100,000


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
 Name of Issuer and          Maturity            Interest         Bonds and      Cost of     at Balance       Issue Carried in
 Title of Each Issue           Date                Rate             Notes       Each Issue   Sheet Date         Balance Sheet

CORPORATE OBLIGATIONS (Continued):
Ford Motor Credit              5/22/06             4.750           250,000     $   250,000   $   250,738        $   250,738
Ford Motor Corp.              10/20/06             4.250           100,000         100,000        99,304             99,304
CIT Group Inc.                 1/15/06             4.000           200,000         200,000       202,848            202,848
CIT Group Inc.                 3/15/05             3.200           100,000         100,000       100,870            100,870
CIT Group Inc.                 7/15/05             2.000           100,000         100,000        99,139             99,139
CIT Group Inc.                10/15/05             2.250           100,000         100,000        99,299             99,299
GE Capital Group Internotes    2/15/06             2.450           250,000         250,000       248,725            248,725
GE Capital Group Internotes    7/15/06             2.150           200,000         200,000       196,106            196,106
GE Capital Group Internotes   10/15/06             2.500           400,000         400,000       395,280            395,280
GE Capital Group Internotes    9/15/06             2.550           150,000         150,000       148,025            148,025
GE Capital Group Internotes    9/15/06             2.350           300,000         300,000       296,046            296,046
GE Capital Group Internotes   10/15/06             2.250           300,000         300,000       295,239            295,239
Sears Roebuck Acceptance
     Corp.                     5/15/06             3.500           250,000         250,000       251,823            251,823
American General Fin. Corp.    8/15/05             2.050           200,000         200,000       199,576            199,576
American General Fin. Corp.    9/15/06             2.500           100,000         100,000        98,652             98,652
John Hancock Life Ins. Co.     7/15/06             2.250           200,000         200,000       196,412            196,412
John Hancock Life Ins. Co.    10/15/06             2.450           100,000         100,000        97,573             97,573
John Hancock Life Ins. Co.     7/15/06             2.300           200,000         200,000       195,244            195,244
General Dynamics Corp.        10/15/06             2.125           150,000         149,706       147,723            147,723

                                                                                 6,225,566     6,197,359          6,197,359

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
 Name of Issuer and          Maturity            Interest         Bonds and      Cost of     at Balance       Issue Carried in
 Title of Each Issue           Date                Rate             Notes       Each Issue   Sheet Date         Balance Sheet


GOVERNMENT OBLIGATIONS:
US Treasury Note                  7/31/05          1.500%           250,000    $ 249,531     $   248,750        $   248,750
US Treasury Note                6/30/2005           1.125           200,000      199,524         198,062            198,062
Federal Home Loan Bank            8/21/06           2.590           200,000      200,000         199,126            199,126
Federal Home Loan Bank            7/24/06           2.125           100,000      100,000          98,375             98,375
Federal Home Loan Bank           12/15/05           2.550           200,000      200,000         200,126            200,126
Federal Home Loan Bank            7/28/06           2.189           200,000      199,000         197,312            197,312
FNMA                              5/15/06           2.250           200,000      198,772         199,062            199,062
FHLB                              6/19/06           2.260           250,000      249,380         247,815            247,815
FHLMC                             2/27/07           2.000           100,000      100,000         100,188            100,188
FHLMC                            11/15/17           4.250           200,000      200,000         196,626            196,626
FHLMC                             2/27/12           4.000           225,000      225,000         226,125            226,125
FHLMC                            10/15/09           3.000           250,000      250,000         249,923            249,923
FHLMC                            11/15/09           3.000           250,000      250,000         244,623            244,623
FNMA                              8/15/12           4.000           250,000      250,000         251,798            251,798
FHLMC                             1/30/06           2.000           250,000      250,000         250,313            250,313
FNMA                              9/24/07           3.000           200,000      200,000         198,126            198,126
Tennessee Valley Authority
  Power Bonds                      5/1/29           6.500            26,000      688,530         697,580            697,580
Tobacco Settlement Fin
  Corp. N                          6/1/15           5.000           200,000      198,500         178,552            178,552
NJ EDA Trans Sublease RV
 Lightrail 199A FSA                5/1/04           5.000           300,000      317,444         304,935            304,935
Port Authority NY & NJ
 Cons 88th SR BE                  10/1/04           4.500           225,000      238,789         231,071            231,071

CLOSED END MUNICIPAL BONDS/MUTUAL FUNDS:
Muniyield New Jersey Insd Frd Inc.                                    6,500       96,905          95,940             95,940
Muniholdings New Jersey Insd FD Inc.                                  6,900       94,549          99,981             99,981
Nuveen New Jersey Invt Quality Municipal Fund                         6,200       95,162          96,410             96,410
Nuveen New Jersey Prem Inc Municipal Fund                             5,200       78,639          81,536             81,536
Van Kamp Amer Cap Inv Gr NJ                                           4,800       80,502          81,888             81,888
Blackrock New Jersey Municipal Inc.                                   6,000       87,989          86,400             86,400
Eaton Vance New Jersey Municipal Inc.                                 5,600       85,506          86,324             86,324
Nuveen New Jersey Dividend Advantage                                  5,700       84,865          84,246             84,246

                                                                               5,468,577       5,431,213          5,431,213


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


EQUITY:
Preferred Stock:
    Public Income NTS
      General Electric Cap Corp. 11/15/32            6.100%          14,800     $ 379,495      $   385,836      $    385,836

    Merrill Lynch Trust           9/30/08            7.280            6,000       150,000          163,200           163,200
    Corporate Backed Trust
      Certificates For AIG
      Sun America                 5/17/07            6.700            6,000       150,000          161,940           161,940
    Corporate Backed Trust
      Certificates For Bristol
      Myers Squibb                5/23/07            6.800            6,000       150,000          163,200           163,200
    Morgan Stanley Cap Tr         7/15/33            5.750            4,000       100,000           96,720            96,720
    ABN AMRO Cap Fund              7/3/08            5.900            2,000        50,000           48,680            48,680
    JP Morgan Chase Cap IX        6/15/33            5.875            2,000        50,000           48,620            48,620
    Wells Fargo Cap Tr VIII        8/1/33            5.625            8,000       200,000          197,840           197,840
     Lehman Cap Trust IV         10/31/52            6.375            4,000       100,000          100,000           100,000

                                                                                1,329,495        1,366,036         1,366,036

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
 Title of Each Issue              Date                Rate          Notes       Each Issue     Sheet Date        Balance Sheet





EQUITY (Continued):
Common Stock:
   DTE Energy Co.                                                    1,200    $   51,649      $     45,252      $     45,252
   Consolidated Edison Inc.                                          3,800       153,485           153,140           153,140
   Progress Energy Inc.                                              1,000        48,000            43,820            43,820
   Public Service Enterprise Group                                   1,300        51,245            53,326            53,326
                                                                                 304,379           295,538           295,538
Mutual Funds:
  Dreyfus Premier Limited
    Term High Income CL B                                       16,296,314       179,320           118,963           118,963

Other Equity Investments:
  Aberdeen Asia Pacific
    Income Fund                                                          4       100,000           100,000           100,000
  Enterprise Production Partners LP                                  5,000       111,750           114,750           114,750
                                                                                 211,750           214,750           214,750

                                                                             $13,719,087       $13,623,859       $13,623,859


              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (Continued)

  During the years ended November 30, 2003, 2002 and 2001, available-for-sale securities were liquidated and proceeds amounting to $6,485,792, $1,839,729 and $5,068,493 were received, with resultant realized gains/(losses) totaling $9,518, ($2,131) and ($28,559), respectively. Cost of available-for-sale securities includes unamortized premium or discount.

NOTE 7 - NOTES PAYABLE AND SUBORDINATED DEBENTURES

  The Company has an available line of credit of $10,000,000 which was increased from $7,000,000 on May 27, 2003. Interest is calculated at the Company's option, either on the outstanding balance at the prime rate minus 1% or Libor plus 150 basis points at the Company's option. The line of credit is unsecured as of October 21, 2003 and must adhere to certain financial covenants pertaining to net worth and debt coverage. The Company was not utilizing their available credit line at November 30, 2003 and 2002.

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

  At November 30, 2003 and 2002, respectively, the Company has temporary differences arising from the following:


                                                November 30, 2003

                                                               Classified As
                                            Deferred         Short-     Long-
       Type                    Amount          Tax           Term       Term
                                                             Asset (Liability)
  Depreciation            ($     37,633)    ($ 14,753)     $     -    ($14,753)
  Reserve for bad debts         549,851       215,558       215,558       -
  Reserve for returns           345,872       135,593       135,593       -
   Reserve for obsolete
     inventory                1,153,612       452,251       452,251       -
  Section 263A costs            122,469        48,012        48,012       -
  Charitable contributions      186,080        72,949        72,949       -
  Accrued litigation
    settlement                  100,000        39,203        39,203       -

  Net deferred income
     tax                                     $948,814      $963,566   ($14,753)

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 8 - INCOME TAXES (Continued)
                                                November 30, 2002

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


   Income tax expense (benefit) is made up of the following components:

                                             November 30, 2003
                                                    State &
                                     Federal         Local      Total

   Current tax expense             $2,265,262     $690,924    $2,956,186
   Tax credits                     (   44,988)        -      (    44,988)
   Deferred tax expense               257,604       75,965       333,569

                                   $2,477,878     $766,889    $3,244,767

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - INCOME TAXES (Continued)

                                          November 30, 2002
                                                  State &
                                     Federal      Local       Total

   Current tax expense              $1,116,198   $507,307  $1,623,505
   Tax credits                      (   37,428)      -    (    37,428)
   Deferred tax expense                341,365     33,761     375,126
                                    $1,420,135   $541,068  $1,961,203


                                           November 30, 2001
                                                  State &
                                      Federal      Local      Total

   Current tax expense                $976,295   $170,755  $1,147,050
   Tax credits                      (   35,000)      -    (    35,000)
   Deferred tax expense             (   77,369)   131,703       54,334
                                      $863,926   $302,458  $1,166,384

   Prepaid income taxes and refund due are made up of the following components:

                                                   State &
                                        Federal     Local        Total

   November 30, 2003                    $59,779  $176,841     $236,620

   November 30, 2002                    $  -     $  1,703     $  1,703

  Income taxes payable are made up of the following components:

                                                   State &
                                        Federal     Local        Total

   November 30, 2003                    $  -     $   -        $   -

   November 30, 2002                    $ 35,873 $142,817     $178,690

                          CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)


A reconciliation of income tax expense (benefit) computed at the statutory rate to income tax expense at the effective rate for each of the three years ended November 30, 2003 is as follows:

                                                    2003                           2002                           2001
                                                          Percent                          Percent                      Percent
                                                         Of Pretax                        of Pretax                    of Pretax
                                            Amount         Income         Amount           Income         Amount         Income

 Income tax expense (benefit)
   at federal statutory rate             $2,888,945        34.00%       $1,712,089          34.00%     $ 1,081,456       34.00%

 Increases (decreases) in taxes
   resulting from:
    State income taxes, net of federal
    income tax benefit                      506,147         5.96           357,105           7.09          235,302        7.40

     Non-deductible expenses and
      other adjustments                 (   105,337)      ( 1.24  )     (   70,563)      (   1.40  )  (    115,374)   (   3.63  )


 Utilization of tax credits             (    44,988)      (  .53  )     (   37,428)      (   0.74  )  (     35,000)    (  1.10  )

 Income tax expense (benefit)
   at effective rate                     $3,244,767        38.19%       $1,961,203          38.95%      $1,166,384       36.67%


                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 9 - STOCK OPTIONS

  On November 15, 1984, the Company authorized the granting of incentive stock options as well as non-qualified options. The plan was amended in 1986 and again in 1994. The following summarizes the stock options outstanding under these plans as of November 30, 2003:

                                      Number            Per Share
                                        Of               Option
       Date Granted                   Shares              Price     Expiration

   January 1990 (1)(5)                 14,500           .50            2007
   June 1995     (2)(5)                50,000           .50(3)(5)      2007
   August 1997      (5)               363,000           .50(4)(5)      2007
                                      427,500

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

   The following summarizes the activity of shares under option for the two years ended November 30, 2003:

                                      Number        Per Share
                                        Of            Option
                                      Shares           Price          Value
   Balance - November 30,
     2001                             784,500           $.50        $  392,250
     Granted                             -                -               -
     Repriced                            -                -               -
     Exercised                        200,000        (   .50)     (    100,000)
     Expired                             -                -               -
     Cancelled                           -                -               -
   Balance - November 30
     2002                             584,500            .50           292,250
     Granted                             -                -               -
     Repriced                            -                -               -
     Exercised                        157,000        (   .50)      (    78,500)
     Expired                             -                -               -
     Cancelled                           -                -               -
   Balance - November 30,
     2003                             427,500           $.50        $  213,750

                             CCA INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 - STOCK OPTIONS (Continued)

   Pro Forma Disclosure

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123,
   "Accounting for Stock Based Compensation", issued in October 1995.  Accordingly, compensation cost has been recorded based on the intrinsic value of the option only.  The Company recognized no compensation cost in 1999 and 1998, respectively, for stock-based employee compensation awards.  The pro forma compensation cost for stock-based employee compensation awards was $.8 million, $1 million and $.5 million in 2003, 2002 and 2001, respectively.  If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS
   No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated in the table below:

                                               2003                      2002                      2001
                                     As Reported  Pro Forma   As Reported  Pro Forma    As Reported   Pro Forma
   Net income                        $5,252,131  $4,451,991   $3,074,353   $2,063,168    $2,014,369   $1,470,083

   Diluted earnings per share             $.69         $.58         $.41         $.27          $.27         $.20

   The above pro forma amounts, for purposes of SFAS No. 123, reflect the portion of the estimated fair value of awards earned in 2003, 2002 and 2001.  For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period (for stock options).  The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years.







                                             -23-
               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCK OPTIONS

   The Company used the Black-Scholes model to value stock options for pro forma presentation. The assumptions used to estimate the value of the options included in the pro forma amounts and the weighted average estimated fair value of options granted are as follows:

                                          Stock Option Plan Shares
                                          2003       2002      2001

   Average expected life (years)          3.75       5.10      5.67

   Expected volatility                  185.67%    210.19%   204.59%

   Risk-free interest rate                3.00%      2.88%     4.25%

   Weighted average fair value
     at grant - Exercise price
     equal to market price               $7.01      $1.73      $.69


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

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

   The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                           November 30,
                                          2003        2002
                                             (In Thousands)

   Coop advertising                     $   607       $804
   Accrued returns                          787        878
   Vacation accrual                           *        320
   Accrued bonuses                          499        467
                                         $1,893     $2,469

   All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

   * under 5%

NOTE 11 - OTHER INCOME

   Other income was comprised of the following:

                                                    November 30,
                                              2003      2002        2001

   Interest income                          $461,291  $383,569   $265,240
   Dividend income                            17,693    11,780     16,057
   Realized gain on repurchase of
     debentures                                4,000     2,250     25,342
   Realized (loss) on sale of
     securities                                9,518  (  2,131)   ( 0,901)
   Royalty income                             97,271    41,820     57,385
   Miscellaneous                               5,498     2,193      5,760

                                            $591,271  $439,481   $338,883

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - COMMITMENTS AND CONTINGENCIES

          Leases

          The Company currently occupies approximately 60,600 square feet of space used for warehousing and offices. The annual rental is $327,684, with an annual CPI increase of 3%, but not to exceed 15% cumulative five year increase. The lease requires the Company to pay for additional expenses "Expense Rent" (Common Area Maintenance "CAM"), which includes real estate taxes, common area expense, utility expense, repair and maintenance expense and insurance expense. The lease expires on May 31, 2012 with a renewal option for an additional five years.

          Rent expense for the years ended November 30, 2003, 2002 and 2001 was $322,684, 433,983 and $531,062,
          respectively.

          In addition, the Company has entered into various property and equipment operating leases with expiration dates ranging through November 2006.

          Future commitments under noncancellable operating lease agreements having a remaining term in excess of one year for each of the next five (5) years and in the aggregate are as follows:

          Year Ending
          November 30,

              2004                      $396,572
              2005                       375,934
              2006                       344,244
              2007                       329,172
              2008                       327,684

          Royalty Agreements

          In 1986, the Company entered into a license agreement with Alleghany Pharmacal Corporation (the "Alleghany Pharmacal License"). This license required the Company to pay 6% royalty on net sales but no less than $360,000 per annum to maintain its license. The Company has expanded the lines licensed from Alleghany and pays only 1% royalty on various new products created by the Company.

          The Alleghany Pharmacal License agreement provided that if and when, in the aggregate, $9,000,000 in royalties have been paid thereunder, the royalty rate for those products now "charged" at 6% will be reduced to 1%.
          The Company paid an aggregate of $9,000,000 in royalties to Alleghany in April 2003. Commencing May 1, 2003, the license royalty was reduced to 1%.

          The products subject to the Alleghancy Pharmacal
          License accounted for approximately $14,777,460 or 27% of total net sales in the fiscal year ended November
          30, 2003.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

          In May of 1998, the Company entered into a License Agreement with Solar Sense, Inc. for the marketing of sun care products under trademark names. The Company's License Agreement with Solar Sense, Inc. is for the exclusive use of the trademark names "Solar Sense" and "Kids Sense", in connection with the commercial exploitation of sun care products. The Company is required to pay a 5% royalty on net sales of the licensed products until $1 million total royalties are paid and 1% thereafter; and minimum per-annum royalties of $30,000. The Company realized $1,040,662 in net sales of sun-care products in 2003, and paid or accrued Solar Sense the royalty of $52,033.

          In October of 1999, the Company entered into a License Agreement with The Nail Consultants, Ltd. for the use of an activator invented in connection with a method for applying a protective covering to fingernails. The Company's License Agreement with The Nail Consultants, Ltd. is for the exclusive use of the method and its composition in a new product kit packaged and marketed by CCA under its own name, "Nutra Nail Power Gel". The Company will pay a royalty of 5% of net sales of all licensed product sold by the Company. Net sales were $2,872,313 in 2003, and paid or accrued The Nail Consultants, Ltd. the royalty of $143,616.

          In October 2002, the Company entered into a License Agreement with Hugger Corporation for use of its patented oral hygiene system to be used in conjunction with regular toothpaste. The Company's License Agreement is for the use of the product designated and referred to in the patent owned by Hugger Corporation. The Company designed, marketed and distributed the patented product called "Booster" under its Plus+White brand.

          The Company is required to pay a 5% royalty of net sales payable quarterly. During the first 18-month contract period ending June 30, 2004, the minimum royalty the Company is required to pay is $100,000 to maintain its exclusive rights under the License Agreement. Thereafter, the Company is required to pay a minimum royalty of $50,000 annually. The royalty will continue until the Patent expires or an aggregate of $3,500,000 is paid to Licensor. Until that time, Licensee has no liability to meet minimum royalty requirements except to maintain its rights under the License Agreement. In fiscal 2003, the net sales were $815,634, and the Company paid or accrued royalties of $40,781.

          The Company is not party to any other license agreement that is currently material to its operations.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

          The Company settled a patent infringement claim for the use of Alpha Hydroxy in its Sudden Change exfoliation products for $323,927. The Company paid half in September 2001 and paid the balance in February 2002. The total expense was recorded in the fiscal year ended November 30, 2001. The Company entered into a license agreement for the future use of Alpha Hydroxy in its beauty aid products. The Company will pay a 5% royalty of net sales of all such licensed product sold by the Company. The license fees in 2003 were not material.

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

          Two officers of the Company who are the two sons of the Chief Executive Officers of the Company have five year contracts in the amounts of $270,000 and $200,000 which expire on November 30, 2007. In July 2003 and January 2004, such officers' salaries were increased to $300,000 and $223,000, respectively.

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

          Litigation

          The Company has been named as a defendant in 11 lawsuits alleging that the plaintiffs were injured as a result of their purchasing and ingesting our diet suppressant containing phenylpropanolamine (PPA), which the Company utilized as its active ingredient in its products prior to November 2000. The lawsuits brought against the Company are for unspecified amount of compensatory and exemplary damages. Seven of the suits have been dismissed with prejudice. An additional suit is in the process of being dismissed. Outside counsel for the Company believes that the three PPA cases still pending against the Company are defensible. Of the Company's three pending suits, one is insured by the Company's liability carrier.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

          Dividends

          CCA declared a dividend of $0.14 per share payable to all holders of the Company's common stock, $0.07 to shareholders of record on May 1, 2004 payable on June 1, 2004 and $0.07 to shareholders of record on November 1, 2004, payable on November 30, 2004.

NOTE 13 - PENSION PLANS

          The Company has adopted a 401(K) Profit Sharing Plan that covers most of their non-union employees with over one year of service and attained Age 21. Employees may make salary reduction contributions up to twenty-five percent of compensation not to exceed the federal government limits.

NOTE 14 - RELATED PARTY TRANSACTION

          During fiscal 2003 and 2002, the Company retained legal services from a firm where a partner is the son of a Director of the Company. Total legal fees amounted to approximately $5,000 and $142,000, respectively.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 15 - CONCENTRATION OF RISK

   All of the Company's products are sold to major drug and food chains merchandisers, and wholesale beauty-aids distributors throughout the United States and Canada.

   During the years ended November 30, 2003, 2002 and 2001, certain customers each accounted for more than 5% of the Company's net sales, as follows:

   Customer                                   2003       2002      2001

       A                                       34%        31%       28%
       B                                       13         13        12
       C                                        8          7         7
       D                                        7          7         5
       E                                        6          5         *
       F                                        *          *         7

   Foreign Sales                             2.10%      2.40%     2.85%

   * under 5%

   The loss of any one of these customers could have a material adverse affect on the Company's earnings and financial position.

   During the years November 30, 2003, 2002 and 2001, certain products within the Company's product lines accounted for more than 10% of the Company's net sales as follows:

   Product                                    2003       2002      2001

   Health and Beauty                           67%        75%       69%
   Cosmetic and Fragrance                      19         19        19
   Over-The-Counter                            14         -         -


   The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. In addition, the Company maintains accounts with several brokerage firms. The accounts contain cash and securities. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation (SIPC). Each brokerage firm has substantial insurance beyond the $500,000 SIPC limit.

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

                                                                 Year Ended November 30,

                                                             2003           2002           2001
   Net income available for common
     shareholders, basic and diluted                      $5,252,131     $3,074,353     $2,014,369

   Weighted average common stock
     outstanding- Basic                                    7,227,678      7,099,759      6,893,232

   Net effect of dilutive stock options                      388,362        480,224        632,925

   Weighted average common stock and
     common stock equivalents - Diluted                    7,616,040      7,579,983      7,526,157

   Basic earnings per share                                     $.73           $.43           $.29

   Diluted earnings per share                                   $.69           $.41           $.27






                                                         SCHEDULE II


              CCA INDUSTRIES, INC. AND SUBSIDIARIES

                        VALUATION ACCOUNTS
           YEARS ENDED NOVEMBER 30, 2003, 2002 AND 2001



   COL. A                           COL. B        COL. C     COL. D          COL. E


                                              Additions
                                  Balance at  Charged To                    Balance
                                  Beginning   Costs and                     At End
  Description                      Of Year     Expenses    Deductions       Of Year
Year ended November 30, 2003:
Allowance for doubtful accounts $   695,824  $  188,347    $  334,320    $   549,851

Reserve for returns and
  allowances                    $   526,584  $3,444,804    $3,625,516    $   345,872

Reserve for inventory
  obsolescence                  $   976,788  $  408,993    $  232,169    $ 1,153,612

Year Ended November 30, 2002:
Allowance for doubtful accounts $   481,399  $  283,954    $   69,529    $   695,824

Reserve for returns and
  allowances                    $   813,686  $4,094,332    $4,381,434    $   526,584

Reserve of inventory
 obsolescence                   $ 1,052,716  $  397,643    $  473,571    $   976,788

Year Ended November 30, 2001:
Allowance for doubtful accounts $   323,257  $  299,254    $  141,112    $   481,399


Reserve for returns and
  allowances                    $ 1,056,167  $2,833,405    $3,075,886    $   813,686

Reserve for inventory
 obsolescence                    $1,050,714  $  548,815    $  546,813    $ 1,052,716



                                        Exhibit 14


                    CCA INDUSTRIES, INC.
    CODE OF ETHICS FOR CHIEF EXECUTIVE OFFICER AND SENIOR
                     FINANCIAL OFFICERS

CCA Industries, Inc. (the "Company") has its Business
Guideposts, which is a code of business conduct applicable to all directors and employees of the Company. The
Business Guideposts contains a number of specific provisions relating to compliance with legal requirements, conflicts of interest, maintenance of accurate records and reporting financial information accurately and timely.
The Company has also adopted this Code of Ethics specifically for its chief executive officer ("CEO") and all financial officers and executives (collectively, the "Financial Officers and Executives"), including the chief financial officer and controllers. This Code of Ethics supplements the Business Guideposts and is intended to promote ethical conduct and compliance with law and to deter wrongdoing and conflicts of interest. The Financial
Officers and Executives subject to this Code of Ethics will be designated and informed of such designation by the Company.

In addition to the Business Guideposts, the CEO and the Financial Officers and Executives are subject to the following additional specific policies:

1.In carrying out their duties, the CEO and Financial
  Officers and Executives will promote full, fair, accurate, timely and understandable disclosure in all reports and other documents the Company files with, or furnishes or submits to the Securities and Exchange Commission, as well as other public communications made by the Company. Accordingly, the CEO and each Financial Officer and Executive shall promptly bring to the attention of the Audit Committee established by the Company, The CEO and/or General Counsel any material information of which he or she may become aware that affects the disclosures made by the Company in its public filings, if such information is not already being adequately addressed in public filings being prepared for the Company.

2.The CEO and each Financial Officer and Executive shall promptly bring to the attention of the Audit Committee any information he or she may have concerning
  (a)significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data or (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's financial reporting, disclosures or internal controls.

3.In carrying out their duties, the CEO and each Financial Officer and Executive shall endeavor to comply and cause the Company to comply with all applicable governmental laws, rules and regulations.

4.The CEO shall promptly bring to the attention of the General Counsel or the Chairman of the Audit Committee and each Financial Officer and Executive shall promptly bring to the attention of the General Counsel or the CEO, any information he or she may have concerning any (a) unethical behavior or dishonest or illegal acts in violation of the Company's Business Guideposts involving any management or other employee who has a significant role in the Company's financial reporting, disclosures or internal controls or (b) violation of this Code of Ethics, including any actual or apparent conflicts of interest between personal and professional relationships. If any of the matters described in the preceding sentence involves the CEO, the Financial Officer or Executive shall promptly bring the matter to the attention of the General Counsel and the Chairman of the Audit Committee.

5.The CEO shall promptly bring to the attention of the General Counsel or the Chairman of the Audit Committee and each Financial Officer and Executive shall promptly bring to the attention of the General Counsel or the CEO, any evidence he or she may have concerning any (a) material violation of the securities or other laws, rules and regulations applicable to the Company and the operation of its business, by the Company or any agent thereof or (b) material violation by the CEO or any Financial Officer or Executive of the Business Guideposts or this Code of Ethics. If any violation described in the preceding sentence involves the CEO, the Financial Officer or Executive shall bring the matter to the attention of the General Counsel and the Chairman of the Audit Committee. If the CEO or any Financial Officer or Executive reports such evidence in accordance with this paragraph and believes or has reason to believe the matter reported is not being or has not been adequately addressed by the Company, he or she shall report such matter to the Chairman of the Audit Committee.

6.The Board of Directors shall determine or designate appropriate persons to determine appropriate actions to be taken in the event of violations of the Business Guideposts or of this Code of Ethics by the CEO or any Financial Officer or Executive. Such actions shall be reasonably designed to deter wrongdoing and to promote accountability for adherence to the Business Guidepost and to this Code of Ethics. The Company shall at least annually report violations and the actions taken by the Company to the Audit Committee.

                                             Exhibit 31.1

CERTIFICATION

I, David Edell, Chief Executive Officer of the Registrant, certify that:

1.     I have reviewed this annual report on Form 10-K of CCA
       Industries, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report.

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

       (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relation to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (c) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: February 28, 2004

                                   /s/------------------------------------
                                      David Edell
                                      Chief Executive Officer

                                             Exhibit 31.2

CERTIFICATION

I, John Bingman, Chief Financial Officer of the Registrant, certify that:

1. I have reviewed this annual report on Form 10-K of CCA Industries, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report.

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

       (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relation to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (c) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: February 28, 2004

                               /s/-------------------------------
                                 John Bingman
                                 Chief Financial Officer

                                        Exhibit 32.1



        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
            AS ADOPTED PURSUANT TO SECTION 906 OF THE
                   SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CCA Industries, Inc. (the "Registrant") on Form 10-K for the annual period ended November 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Edell, Chief Executive Officer of the Registrant, certify, in accordance with 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report, to which this certification is attached, fully complies with the requirements of section 13(a) of the Securities Exchange Action of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




Date: February 28, 2004
                            /s/--------------------------------------------
                               David Edell
                               Chief Executive Officer

                                             Exhibit 32.2




        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
            AS ADOPTED PURSUANT TO SECTION 906 OF THE
                   SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CCA Industries, Inc. (the "Registrant") on Form 10-K for the annual period ended November 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Bingman, Chief Financial Officer of the Registrant, certify, in accordance with 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report, to which this certification is attached, fully complies with the requirements of section 13(a) of the Securities Exchange Action of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




Date: February 28, 2004
                                   /s/---------------------------------------
                                      John Bingman
                                      Chief Financial Officer