Form 10-K/A
period 2003-11-30
CCA INDUSTRIES INC
filed 2004-02-23
CIK 721447

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
Name and Address    Shares Owned (1):   Shares" (1)  Option Share Exercise (1)

                    Common
                    Stock     Class A (2)

David Edell         396,993     484,615    97,500         12.1%, 12.7%
c/o CCA Industries, Inc.
200 Murray Hill Parkway
East Rutherford, NJ 07073

Ira W. Berman       406,583     473,615    117,000        12.1%, 12.9%
c/o CCA Industries, Inc.

Jack Polak           27,700        -        25,000        4%, .7%
195 Beach Street
Easthester, NY 10709

Stanley Kreitman       -           -        25,000        0%, .3%
c/o CCA Industries, Inc.

Dunnan Edell         41,250        -        75,000        .6%, 1.5%
c/o CCA Industries, Inc.

Robert Lage            -           -          -              -
72 Cypress Point Lane
Jackson, NJ 08527

Drew Edell           51,250        -        75,000        .7%, 1.6%
c/o CCA Industries, Inc.

John Bingman           -           -          -              -
c/o CCA Industries,
Inc.

Officers and
Directors           923,776     958,230    414,500        25.9%, 29.8%
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