Form 10-Q
period 2004-02-29
CCA INDUSTRIES INC
filed 2004-04-09
CIK 721447

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 29, 2004

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


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Regis-trant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule12b-2 of the Exchange Act).     Yes______   No     X

Common Stock, $.01 Par Value - 6,356,261 shares of as February 29, 2004

    Class A Common Stock, $.01 Par Value - 958,230 shares as of
                         February 29, 2004

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                               INDEX

                                                           Page
                                                          Number

PART I FINANCIAL INFORMATION:

Item1.    Financial Statements:

  Consolidated Balance Sheets as of
    February 29, 2004 and November 30, 2003                  1-2

  Consolidated Statements of Operations
    for the three months ended February 29, 2004
    and February 28, 2003                                     3

  Consolidated Statements of Comprehensive Income
    for the three months ended February 29, 2004
    and February 28, 2003                                     4

  Consolidated Statements of Cash Flows for
    the three months ended February 29, 2004
    and February 28, 2003                                     5

  Notes to Consolidated Financial Statements                 6-18

Item 2.   Management Discussion and Analysis of
            Results of Operations and Financial
            Condition                                       19-20
Item 3.   Quantitative and Qualitative Disclosures about
            Mark Risk                                         20
Item 4.   Controls and Procedures                             20

PART II OTHER INFORMATION                                     21

Item 1.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security
            Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES                                                    22

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

                            A S S E T S



                                              February 29,   November 30,
                                                 2004           2003
                                              (Unaudited)
Current Assets
 Cash and cash equivalents                    $  1,814,765   $  1,206,787
 Short-term investments and marketable
   securities                                    2,592,525      2,632,448
 Accounts receivable, net of allowances of
     $950,737 and $895,723, respectively         8,680,847      6,604,982
 Inventories                                     5,723,142      5,312,699
 Prepaid expenses and sundry receivables           557,503        590,850
   Deferred income taxes                           959,889        963,566
 Prepaid income taxes and refunds due              264,534        236,620
 Deferred advertising                            3,722,909           -

   Total Current Assets                         24,316,114     17,547,952

Property and Equipment, net of accumulated
  depreciation and amortization                    680,971        728,522

Intangible Assets, net of accumulated
 amortization                                      520,167        532,193

Other Assets
 Marketable securities                          10,716,491     10,991,411
 Other                                              37,888         39,138

   Total Other Assets                           10,754,379     11,030,549

   Total Assets                                $36,271,631    $29,839,216



See Notes Consolidated to Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

               LIABILITIES AND SHAREHOLDERS' EQUITY



                                             February 29,    November 30,
                                                2004             2003
                                             (Unaudited)
Current Liabilities
  Accounts payable and accrued liabilities     $11,425,162  $  5,603,150
 Dividends payable                                 -             379,117

   Total Current Liabilities                    11,425,162     5,982,267

Subordinated Debentures                            497,656       497,656

Deferred Income Taxes                                9,406        14,753

Shareholders' Equity
 Preferred stock, $1.00 par; authorized
   20,000,000 shares; none issued
 Common stock, $.01 par; authorized
   15,000,000 shares; 6,630,316 and
     6,592,669 shares issued, respectively          66,303        65,926
 Class A common stock, $.01 par; authorized
   5,000,000 shares; 958,230 shares issued
   and outstanding                                   9,582         9,582
 Additional paid-in capital                      3,831,048     3,831,425
 Retained earnings                              20,727,683    19,891,541
 Unrealized gains (losses) on marketable
   securities                                       63,497   (    95,228)
                                                24,698,113    23,703,246
   Less: Treasury Stock (274,055 shares at
            February 29, 2004 and
            November 30, 2003, respectively)       358,706       358,706

   Total Shareholders' Equity                   24,339,407    23,344,540

   Total Liabilities and Shareholders' Equity  $36,271,631   $29,839,216


See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                                              Three Months Ended
                                          February 29,   February 28,
                                             2004            2003
Revenues
  Sales of health and beauty aid
    products - Net                         $12,929,465    $12,362,785
  Other income                                 158,023        152,397

                                            13,087,488     12,515,182

Costs and Expenses
  Costs of sales                             4,849,247      4,446,827
  Selling, general and administrative
    expenses                                 3,804,153      4,109,805
  Advertising, cooperative and promotions    2,824,306      2,722,570
  Research and development                     233,846        229,696
  Provision for doubtful accounts                9,460         37,589
  Interest expense                               7,923          8,363

                                            11,728,935     11,554,850

  Income before Provision for Income
    Taxes                                    1,358,553        960,332

Provision for Income Taxes                     522,411        386,706

  Net Income                               $   836,142    $   573,626

Earnings per Share:
  Basic                                           $.11           $.08
  Diluted                                         $.11           $.08






See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (UNAUDITED)

                                              Three Months Ended
                                           February 29,   February 28,
                                               2004           2003

Net Income                                    $836,142       $573,626

Other Comprehensive Income
  Unrealized holding gains
  on investments                               158,725        123,639

Provision for Taxes                             61,035         49,787

Other Comprehensive Income - Net                97,690         73,852

Comprehensive Income                          $933,832       $647,478


Earnings Per Share:
  Basic                                           $.13           $.09
  Diluted                                         $.12           $.09





See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED)


                                                 Three Months Ended
                                             February 29,   February 28,
                                                  2004          2003
Cash Flows from Operating Activities:
 Net income                                  $   836,142     $  573,626
 Adjustments to reconcile net income
   to net cash provided by (used in)
    operating activities:
     Depreciation and amortization                82,991         92,491
     (Gain) on sale of marketable securities
       and repurchase of debentures         (      1,081)   (     5,220)
   (Increase) in deferred income taxes      (     11,076)   (    33,355)
   (Increase) in accounts receivable        (  2,075,865)   ( 1,523,412)
   (Increase) in inventory                  (    410,443)   ( 1,434,282)
   Decrease (increase) in prepaid expenses
     and miscellaneous receivables                33,347    (   243,937)
   (Increase) in deferred advertising       (  3,722,909)   ( 1,075,178)
   Decrease (increase) in other assets             1,250    (       476)
   Increase in accounts payable
     and accrued liabilities                   5,822,012      3,417,875
   (Increase) in prepaid income taxes       (     18,508)          -
     (Decrease) in taxes payable                    -        (   84,841)
   (Decrease) in dividends payable          (    379,117)          -


     Net Cash Provided by (Used in)
       Operating Activities                      156,743     (   316,709)

Cash Flows from Investing Activities:
 Acquisition of property, plant and
   equipment                                (     23,414)    (   123,943)
 Acquisition of intangible assets                   -        (       661)
 Purchase of marketable securities          (    652,292)    ( 1,530,182)
 Proceeds from sale and maturity of
    investments                                1,126,941       1,341,220

     Net Cash Provided by (Used in)
     Investing Activities                        451,235     (   313,566)

Cash Flows from Financing Activities:
 Purchase of treasury stock                         -        (     5,771)

Net Increase (Decrease) in Cash                  607,978     (   636,046)

Cash and Cash Equivalents at Beginning
 of Period                                     1,206,787       1,585,647

Cash and Cash Equivalents at End
 of Period                                    $1,814,765      $  949,601


Supplemental Disclosures of Cash Flow
 Information:
   Cash paid during the period for:
     Interest                                 $   15,388      $   15,928
     Income taxes                                552,200         491,887


See Notes to Consolidated Financial Statements.

             CCA INDUSTRIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
 Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 29, 2004 are not necessarily indicative of the results that may be expected for the year ended November 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2003.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

 CCA Industries, Inc. ("CCA") was incorporated in the State of Delaware on March 25, 1983.

 CCA manufactures and distributes health and beauty aid products.

 CCA has several wholly-owned subsidiaries, CCA Cosmetics, Inc., CCA
 Labs, Inc., Berdell, Inc., Nutra Care Corporation, CCA Online Industries, Inc., and CCA Industries Canada (2003) Inc., all of which are currently inactive.

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


   Intangible Assets:

   Intangible assets are stated at cost. Patents and trademarks are amortized on the straight-line method over a period of 15-17 years.

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

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Earnings Per Common Share:

 Basic earnings per share is calculated using the average number of shares of common stock outstanding during the year. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method" and convertible debentures using the "if-con verted" method. Common stock equivalents consist of stock options.

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

 Accounts Receivable:

 Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible accounts.
 Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectibility based on past credit history with custom ers and their current financial condition. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

 Accounts receivable with credit balances have been included as a current liability in "Accounts payable and accrued liabilities" in the accompanying balance sheet.

 Accounts receivable are presented net of an allowance for doubtful accounts of $557,941 and $549,851 as of February 29, 2004 and November 30, 2003, respectively.

 Shipping and Handling Costs:

 The Company presents shipping and handling costs as part of selling, general and administrative expense and not as part of cost of sales. Freight costs were $486,036 and $775,198 for the three months ended February 29, 2004 and 2003, respectively.

 Comprehensive Income:

 The Company adopted SFAS #130, Comprehensive Income, which considers the Company's financial performance in that it includes all changes in equity during the period from transactions and events from non-owner sources.

 Reclassifications

 Certain prior year amounts have been reclassified to conform to the 2004 presentation.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

   The components of inventory consist of the following:

                                   February 29,       November 30,
                                       2004               2003

   Raw materials                    $3,585,842         $3,746,522
   Finished goods                    2,137,300          1,566,177
                                    $5,723,142         $5,312,699

   At February 29, 2004 and November 30, 2003, the Company had a reserve for obsolescence of $1,162,135 and $1,153,612, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

   The components of property and equipment consisted of the following:

                                               February 29,     November 30,
                                                   2004              2003

   Machinery and equipment                     $  105,478        $  105,478
   Furniture and equipment                        679,257           676,494
   Transportation equipment                        10,918            10,918
   Tools, dies, and masters                       368,211           347,560
   Leasehold improvements                         277,366           277,366
                                                1,441,230         1,417,816
   Less:  Accumulated depreciation
            and amortization                      760,259           689,294

   Property and Equipment - Net                $  680,971        $  728,522

   Depreciation expense for the three months ended February 29, 2004 and 2003 amounted to $70,965 and $80,490, respectively.

NOTE 6 - INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                               February 29,      November 30,
                                                   2004              2003

   Patents and trademarks                        $759,394          $759,394
   Less:  Accumulated amortization                239,227           227,201
   Intangible Assets - Net                       $520,167          $532,193

   Amortization expense for the three months ended February 29, 2004 and 2003 amounted to $12,026 and $12,001, respectively. Estimated amortization expense for each quarter of the ensuing five years through February 28, 2009 is $12,000.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - DEFERRED ADVERTISING

   In accordance with APB 28, Interim Financial Reporting, the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $3,722,909 is accordingly reflected in the balance sheet for the interim period. This deferral is the result of the Company's $9 million media budget and $5.5 million co-op budget for the year which contemplates lower spending in the 4th quarter than in the other three quarters.

   The table below sets forth the calculation:

                                                    February      February
                                                       2004          2003
                                                  (In Millions)  (In Millions)

  Media advertising budget for the fiscal year        $9.00         $8.00

  Pro-rata portion for three months                   $2.25         $2.00
  Media advertising spent                              4.48          2.01
  Accrual (deferral)                                 ($2.23)       ($0.01)

  Anticipated Co-op advertising commitments           $5.50         $5.00

  Pro-rata portion for three months                   $1.38         $1.25
  Co-op advertising spent                              2.87          2.31
  Accrual (deferral)                                 ($1.49)       ($1.06)

 NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                      February 29,     November 30,
                                          2004             2003
                                     (In Thousands)   (In Thousands)

  a) Media advertising                    $4,404      $       *
  b) Coop advertising                      1,826            607
  c) Accrued returns                         808            787
  d) Accrued bonuses                           *            499
                                          $7,038         $1,893
  * under 5%

  All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - OTHER INCOME

  Other income consists of the following:

                                        February 29,  February 28,
                                            2004          2003

  Interest and dividend income            $137,066      $131,157
  Royalty income                            17,933        15,745
  Miscellaneous                              3,024         5,495
                                          $158,023      $152,397

NOTE 10 -  NOTES PAYABLE AND SUBORDINATED DEBENTURES

  The Company has an available line of credit of $10,000,000. Interest is calculated at the Company's option, either on the outstanding balance at prime rate minus 1% or Libor plus 150 basis points. The line of credit is unsecured and the Company must adhere to certain financial covenants pertaining to net worth and debt coverage. The Company was not utilizing their available credit line at February 29, 2004 or November 30, 2003.

  On August 1, 2000, the Company repurchased (pursuant to a tender offer) 278,328 shares of its outstanding common stock by issuing subordinated debentures equal to $2 per share, which accrue interest at 6% and are due to mature on August 1, 2005. The interest is payable semi-annually.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

  Litigation

  The Company has been named as a defendant in 12 lawsuits alleging that the plaintiffs were injured as a result of their purchasing and ingesting our diet suppressant containing phenylpropanolamine (PPA), which the Company utilized as its active ingredient in its products prior to November 2000. The lawsuits brought against the Company are for unspecified amount of compensatory and exemplary damages. Eight of the suits have been dismissed with prejudice. An additional suit is in the process of being dismissed. Outside counsel for the Company believes that the three PPA cases still pending against the Company are defensible. Of the Company's three pending suits, one is insured by the Company's liability carrier.

  Dividends

  CCA declared a dividend of $0.14 per share payable to all holders of the Company's common stock, $0.07 to shareholders of record on May 1, 2004 payable on June 1, 2004 and $0.07 to shareholders of record on November 1, 2004, payable on November 30, 2004.

NOTE 12 - PENSION PLANS

  The Company has adopted a 401(K) Profit Sharing Plan that covers union and non-union employees with over one year of service and attained Age
  21. Employees may make salary reduction contributions up to twenty-five percent of compensation not to exceed the federal government limits.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 -  SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

  Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at February 29, 2004 and November 30, 2003 were as follows:

                                February 29, 2004        November 30, 2003

   Current:                      COST        MARKET        COST       MARKET


   Corporate
     obligations            $    750,000  $   752,703  $   850,860  $   854,466
   Government
     obligations
     (including mortgage
       backed securities)      1,260,340    1,279,837    1,260,340    1,248,731
   Common stock                  304,379      323,840      304,379      295,538
   Mutual funds                  181,612      122,545      179,320      118,963
   Other equity
     investments                 111,750      113,600      111,750      114,750

       Total                   2,608,081    2,592,525    2,706,649    2,632,448

   Non-Current:
   Corporate obligations       5,874,706    5,907,891    5,374,706    5,342,893
   Government obli-
     gations                   3,333,237    3,339,404    4,208,237    4,182,482
   Preferred stock             1,329,495    1,369,196    1,329,495    1,366,036
   Other equity invest-
     ments                       100,000      100,000      100,000      100,000

       Total                  10,637,438   10,716,491   11,012,438   10,991,411

       Total                 $13,245,519  $13,309,016  $13,719,087  $13,623,859

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

 The market value at February 29, 2004 was $13,309,016 as compared to $13,623,859  at November 30,
 2003.  The gross unrealized gains and losses were $180,446 and ($1116,947) for February 29, 2004 and $89,761 and ($184,989) for November 30, 2003.  The cost and market values of the investments at
 February 29, 2004 were as follows:

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
 Name of Issuer and            Maturity         Interest         Bonds and    Cost of      at Balance     Issue Carried in
 Title of Each Issue            Date               Rate            Notes     Each Issue    Sheet Date       Balance Sheet
CORPORATE OBLIGATIONS:
GMAC Smartnotes               10/15/05            3.100%           200,000   $  200,000   $   201,200      $   201,200
GMAC Smartnotes               10/15/05             3.150           400,000      400,000       403,676          403,676
GMAC Smartnotes                5/15/04             4.250           250,000      250,000       251,068          251,068
GMAC Smartnotes                5/15/05             5.000           175,000      175,000       178,521          178,521
GMAC Smartnotes                8/15/04             2.650           250,000      250,000       250,280          250,280
GMAC Smartnotes                6/15/05             3.550           200,000      200,000       201,636          201,636
GMAC Smartnotes                5/15/06             4.050           400,000      400,000       403,096          403,096
GMAC Smartnotes               10/15/06             3.550           250,000      250,000       252,150          252,150
GMAC Smartnotes               12/15/06             3.400           200,000      200,000       200,472          200,472
Household Finance Corp.
  Internotes                   5/15/04             4.250           250,000      250,000       251,355          251,355
Household Finance Corp.
 Internotes                   10/15/06             2.750           100,000      100,000       100,729          100,729
Bear Sterns                    2/15/07             2.650           100,000      100,000        99,705           99,705


                          CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)


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
 Name of Issuer and          Maturity           Interest        Bonds and        Cost of      at Balance      Issue Is Carried in
 Title of Each Issue            Date               Rate            Notes        Each Issue    Sheet Date         Balance Sheet
CORPORATE OBLIGATIONS (Continued):
Ford Motor Credit              5/22/06             4.750           250,000     $   250,000    $   255,675         $   255,675
Ford Motor Corp.              10/20/06             4.250           100,000         100,000        101,236             101,236
CIT Group Inc.                 1/15/06             4.000           200,000         200,000        204,750             204,750
CIT Group Inc.                 3/15/05             3.200           100,000         100,000        101,127             101,127
CIT Group Inc.                 7/15/05             2.000           100,000         100,000        100,035             100,035
CIT Group Inc.                10/15/05             2.250           100,000         100,000        100,331             100,331
GE Capital Group Internotes    2/15/06             2.450           250,000         250,000        251,118             251,118
GE Capital Group Internotes    7/15/06             2.150           200,000         200,000        199,202             199,202
GE Capital Group Internotes   10/15/06             2.500           400,000         400,000        401,816             401,816
GE Capital Group Internotes    9/15/06             2.550           150,000         150,000        150,455             150,455
GE Capital Group Internotes    9/15/06             2.350           300,000         300,000        300,906             300,906
GE Capital Group Internotes   10/15/06             2.250           300,000         300,000        300,219             300,219
GE Capital Group Internotes    2/15/07             2.500           200,000         200,000        199,418             199,418
Sears Roebuck Acceptance
     Corp.                     5/15/06             3.500           250,000         250,000        250,953             250,953
American General Fin. Corp.    8/15/05             2.050           200,000         200,000        201,674             201,674
American General Fin. Corp.    9/15/06             2.500           100,000         100,000         99,969              99,969
John Hancock Life Ins. Co.     7/15/06             2.250           200,000         200,000        199,722             199,722
John Hancock Life Ins. Co.    10/15/06             2.450           100,000         100,000         99,290              99,290
John Hancock Life Ins. Co.     7/15/06             2.300           200,000         200,000        198,678             198,678
General Dynamics Corp.        10/15/06             2.125           150,000         149,706        150,132             150,132

                                                                                 6,624,706      6,660,594           6,660,594

                                            -15-
                             CCA INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 -  SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

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
 Name of Issuer and             Maturity   Interest      Bonds and     Cost of     at Balance      Issue Carried in
 Title of Each Issue              Date       Rate          Notes     Each Issue     Sheet Date       Balance Sheet
GOVERNMENT OBLIGATIONS:
US Treasury Note                  7/31/05    1.500%        250,000  $    249,531  $   250,625       $   250,625
US Treasury Note                  6/30/05    1.125         200,000       199,524      199,626           199,626
Federal Home Loan Bank            8/21/06    2.590         200,000       200,000      200,562           200,562
Federal Home Loan Bank            7/24/06    2.125         100,000       100,000      100,063           100,063
Federal Home Loan Bank            7/28/06    2.189         200,000       199,000      200,000           200,000
FNMA                              5/15/06    2.250         200,000       198,772      201,438           201,438
FHLB                              6/19/06    2.260         250,000       249,380      250,158           250,158
FHLMC                            11/15/17    4.375         200,000       200,000      200,000           200,000
FHLMC                            11/15/09    3.000         250,000       250,000      249,193           249,193
FNMA                              8/15/12    4.000         250,000       250,000      252,423           252,423
FNMA                             12/10/17    3.000         150,000       150,000      152,016           152,016
FNMA                              9/24/07    3.000         200,000       200,000      201,438           201,438
Tennessee Valley Authority
  Power Bonds                      5/1/29    6.500          26,000       688,530      704,340           704,340
Tobacco Settlement Fin
 Corp. N                           6/1/15    5.000         200,000       198,500      177,522           177,522
NJ EDA Trans Sublease RV
 Lightrail 199A FSA                5/1/04    5.000         300,000       317,444      302,158           302,158
Port Authority NY & NJ
 Cons 88th SR BE                  10/1/04    4.500         225,000       238,789      229,491           229,491

CLOSED END MUNICIPAL BONDS/MUTUAL FUNDS:
Muniyield New Jersey Insd Frd Inc.                           6,500        96,905      101,920           101,920
Muniholdings New Jersey Insd FD Inc.                         6,900        94,549      104,190           104,190
Nuveen New Jersey Invt Quality Municipal Fund                6,200        95,162      101,370           101,370
Nuveen New Jersey Prem Inc Municipal Fund                    5,200        78,639       86,372            86,372
Van Kamp Amer Cap Inv Gr NJ                                  4,800        80,502       85,248            85,248
Blackrock New Jersey Municipal Inc.                          6,000        87,989       88,620            88,620
Eaton Vance New Jersey Municipal Inc.                        5,600        85,506       89,040            89,040
Nuveen New Jersey Dividend Advantage                         5,700        84,855       91,428            91,428

                                                                       4,593,577    4,619,241         4,619,241

                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)


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

EQUITY:
Preferred Stock:
    Public Income NTS
      General Electric Cap Corp. 11/15/32    6.100%        14,800   $  379,495    $   385,096    $    385,096
    Merrill Lynch Trust           9/30/08    7.280          6,000      150,000        166,440         166,440
    Corporate Backed Trust
      Certificates For AIG
      Sun America                 5/17/07    6.700          6,000      150,000        158,400         158,400
    Corporate Backed Trust
      Certificates For Bristol
      Myers Squibb                5/23/07    6.800          6,000      150,000        159,420         159,420
    Morgan Stanley Cap Tr         7/15/33    5.750          4,000      100,000         98,120          98,120
    ABN AMRO Cap Fund              7/3/08    5.900          2,000       50,000         49,840          49,840
    JP Morgan Chase Cap IX        6/15/33    5.875          2,000       50,000         49,480          49,480
    Wells Fargo Cap Tr VIII        8/1/33    5.625          8,000      200,000        200,160         200,160
     Lehman Cap Trust IV         10/31/52    6.375          4,000      100,000        102,240         102,240

                                                                     1,329,495      1,369,196       1,369,196

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)


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
 Title of Each Issue                Date       Rate         Notes       Each Issue      Sheet Date        Balance Sheet
EQUITY (Continued):
Common Stock:
   DTE Energy Co.                                           1,200     $    51,649      $    48,552        $    48,552
   Consolidated Edison Inc.                                 3,800         153,485          167,846            167,846
   Progress Energy Inc.                                     1,000          48,000           46,160             46,160
   Public Service Enterprise Group                          1,300          51,245           61,282             61,282
                                                                          304,379          323,840            323,840
Mutual Funds:
  Dreyfus Premier Limited
    Term High Income CL B                              16,604,955         181,612          122,545            122,545

Other Equity Investments:
  Aberdeen Asia Pacific
    Income Fund                                                 4         100,000          100,000            100,000
  Enterprise Production Partners LP                         5,000         111,750          113,600            113,600
                                                                          211,750          213,600            213,600

                                                                      $13,245,519      $13,309,016        $13,309,016


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED)

For the three month period ending February 29, 2004, the Company had revenues of $13,087,488 and net income of $836,142 after a provision for taxes of $522,411. For the same quarter in 2003, revenues were $12,515,182 and net income of $573,626 after a provision for taxes of $386,706. Earnings per share was $0.11 for the first quarter 2004 as compared to earnings per share of $0.08 for the first quarter 2003. In accordance with EITF 00-14, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to "advertising and promotional" expense. Net sales were reduced by $625,226 and offset by an equal reduction of trade promotional expenses which were included in the Company's advertising expense budget. In the same period of the prior year, gross sales were reduced by $324,192 and trade promotion was credited by that amount. These accounting adjustments under EITF 00-14 do not affect net income.

 The 46% increase in net income was a result of a $566,680 increase in sales and the reduction of $305,652 in selling and general and administrative expenses. Advertising, co-op and promotional expenses increased by $402,770 compared to the three months ending February 28, 2003. However, since the above co-op offset to sales of $625,226 was $301,034 higher than last year's first quarter of $324,192, a net increase of $101,736 is all that is reflected. Other expenses, however, were reduced. Expense reductions were $294,862 in freight out, $124,085 in royalty expenses, travel and entertainment of $83,008, and a decrease in recruitment of $52,872.

Both media and co-op commitments have a material effect on the Company's operations. The Company attempts to anticipate its advertising and promotional commitments as a percentage of gross sales in order to control its effect on net income. In accordance with APB No. 28, Interim Financial Reporting, the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected expenses for its various advertising programs. The total advertising programs for the year are budgeted at $9 million for media and $5.5 million for co-op advertising up from $8 million for media and $5 million for the prior year. The Company's co-op budget for the quarter is $1,375,000. Deducted from the budgeted figure is the $625,226 offset against net sales. Research of prior years show that the entire amount of the budgeted co-op has never been fully utilized by the Company's accounts as a result of merchandising changes and cancelled promotions. An additional reduction of $231,234 to co-op expense is
due to this reserve placed on co-op commitments.   The reduction is based on
an estimate of co-op commitments that will not be utilized based on the historical facts. The resulting $518,540 was expensed for co-op for the quarter and a deferral of $1,493,918 for co-op advertising is reflected on the balance sheet. This deferral will be fully expensed by year-end. The deferral is primarily a result of the Company's current $5,500,000 co-op advertising budget, which is predicated on substantially lower spending in the third and fourth quarters. The Company expensed $2,250,000 for its media advertising for the current quarter and deferred $2,228,991 for subsequent deductions.

For the period ended February 29, 2004, there was approximately $380,800 of unclaimed co-op commitments from the prior years. If it becomes apparent that this co-op will not be utilized, the unclaimed co-op will be offset against the expense during the rest of the fiscal year. This procedure is consistent with prior years' methodology with regard to the unclaimed co-op expenses.

The Company's financial position as at February 29, 2004 consists of current assets of $24,316,114 and current liabilities of $11,425,162, or a current ratio of 2.1:1. In addition, shareholders' equity increased from $23,344,540 to $24,339,407 primarily due to net income earned during the current quarter.

All of the Company's investments are classified as available for sale. Investments with a maturity date greater than one year from February 29, 2004 are presented as long-term investments. Assuming these long-term investments can be sold and turned into liquid assets at any time, it would result in a current ratio of 3.1:1.

The Company's cash position increased primarily due to the net proceeds from redemptions and purchases of marketable securities of $475,000 and the net effect of cash provided by operations of $157,000. The increase in accounts receivable is predominately due to large sales increases late in the first quarter, and accounts payable increased primarily due to accruals for advertising. Research and development expenses were $233,846.

ITEM  3.    QUANTITATIVE AND QUALITATIVE
                 DISCLOSURE ABOUT MARKET RISK

The Company's financial statements record the Company's investments under the "mark to market" method (i.e., at date-of-statement market value). The investments are, categorically listed, in "Common Stock", "Mutual Funds", "Other Equity", "Preferred Stock", "Government Obligations" and "Corporate Obligations". $537,440 of the Company's $13,309,016 portfolio of investments (approximate, as at Feb. 29, 2004) is invested in the "Common Stock" and "Other Equity" categories, and approximately $1,369,196 in that category are Preferred Stock holdings. Whereas the Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions; therefore, the Company does not believe that its investment-market risk is material.

ITEM 4.     CONTROLS AND PROCEDURES

  With the participation of our Chief Executive Officer and Chief
Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 29, 2004.

  There were no changes in our internal control over financial reporting
(as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) subsequent to the date the controls were evaluated that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

                        CCA INDUSTRIES, INC.

                     PART II OTHER INFORMATION


Item 1.    Legal Proceedings:

           See Part I - Note 11 of the Financial Statements regarding litigation.

Item 4.    Submission of Matters to a Vote of Security Holders:

           None.

Item 5.    Other Information:

           The Company plans to hold its Annual Meeting of Shareholders on June 16, 2004 with proxy materials mailed to shareholders of record on May 1, 2004 prior to the proposed meeting date.

Item 6.    Exhibits and Reports on Form 8-K:

           (a) Exhibits

           (31.1) Certification of Chief Executive Officer pursuant to Rule
                  13a-14(a)*

           (31.2) Certification of Chief Financial Officer pursuant to
                  Rule 13a-14(a)*

           (32.1) Certification of Chief Executive Officer pursuant to 18
                  U.S.C. 1350*

           (32.2) Certification of Chief Financial Officer pursuant to 18
                  U.S.C. 1350*

           * Filed herewith.

           (b) Reports on Form 8-K.

               Current report on Form 8-K furnished December 11, 2003 pursuant to Item 5 (Other Events).

                              SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: April 7, 2004

                                    CCA INDUSTRIES, INC.



                                    By:
                                         David Edell, Chief Executive Officer



                                    By:
                                         Ira W. Berman, Chairman of the Board

                                                       Exhibit 11


                 CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   COMPUTATION OF EARNINGS PER SHARE

                              (UNAUDITED)



                                                     Three Months Ended
                                                 February 29,   February 28,
                                                     2004          2003


Item 6.

Weighted average shares outstanding - Basic         7,289,255    7,140,537

Net effect of dilutive stock
  options--based on the
  treasury stock method
  using average market
  price                                               363,000      475,893

Weighted average shares outstanding -
  Diluted                                           7,652,255    7,616,430

Net income                                           $836,142     $573,626

Per share amount
  Basic                                                  $.11         $.08
  Diluted                                                $.11         $.08

                                                            Exhibit 31.1

CERTIFICATION

I, David Edell, Chief Executive Officer of the Registrant, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CCA Industries, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the state ments made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial informa tion included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report.

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relation to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: April 7, 2004
                                    /s/
                                        ---------------------------------------
                                        David Edell
                                        Chief Executive Officer

                                                                 Exhibit 31.2


CERTIFICATION

I, John Bingman, Chief Financial Officer of the Registrant, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CCA Industries, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the state ments made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial infor-mation included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report.

4. The Registrant's other certifying officer and I are responsible for estab-lishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relation to the Registrant, in-cluding its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   (c) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to affect, the Registrant's internal control over financial re-porting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal con-trol over financial reporting.

Date: April 7, 2004
                                         /s/
                                            -----------------------------------
                                            John Bingman
                                            Chief Financial Officer

                                                                   Exhibit 32.1



          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
              AS ADOPTED PURSUANT TO SECTION 906 OF THE
                     SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of CCA Industries, Inc. (the "Registrant") on Form 10-Q for the quarterly period ended February 29, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Edell, Chief Executive Officer of the Registrant, certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report, to which this certification is attached, fully complies with the requirements of section 13(a) of the Securities Exchange Action of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




Date: April 7, 2004
                                    /s/---------------------------------------
                                        David Edell
                                        Chief Executive Officer

                                                         Exhibit 32.2



        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
              AS ADOPTED PURSUANT TO SECTION 906 OF THE
                     SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CCA Industries, Inc. (the "Registrant") on Form 10-Q for the quarterly period ended February 29, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Bingman, Chief Financial Officer of the Registrant, certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report, to which this certification is attached, fully complies with the requirements of section 13(a) of the Securities Exchange Action of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




Date: April 7, 2004
                                    /s/----------------------------------------
                                       John Bingman
                                       Chief Financial Officer