Form 10-Q
period 2004-05-31
CCA INDUSTRIES INC
filed 2004-07-09
CIK 721447

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 31, 2004

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

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).      Yes        No     X

Common Stock, $.01 Par Value - 6,356,261 shares of as May 31, 2004

    Class A Common Stock, $.01 Par Value - 958,230 shares as of
                           May 31, 2004

               CCA INDUSTRIES, INC. AND SUBSIDIARIES








                               INDEX

                                                      Page
                                                     Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    May 31, 2004 and November 30, 2003                 1-2

  Consolidated Statements of Operations
    for the three months and six months ended
    May 31, 2004 and 2003                               3

  Consolidated Statements of Comprehensive Income
    for the three months and six months ended
    May 31, 2004 and 2003                               4

  Consolidated Statements of Cash Flows for
    the six months ended May 31, 2004
    and 2003                                            5

  Notes to Consolidated Financial Statements           6-20

Item 2.   Management Discussion and Analysis of
            Results of Operations and Financial
            Condition                                  21-22
Item 3.   Quantitative and Qualitative Disclosures about
            Market Risk                                 23
Item 4.   Controls and Procedures                       23

PART II OTHER INFORMATION                               24

Item 1.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security
            Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES                                              25

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS
                            A S S E T S

                                                 May 31,     November 30,
                                                  2004            2003
                                               (Unaudited)

Current Assets
 Cash and cash equivalents                    $  1,204,257   $  1,206,787
 Short-term investments and marketable
   securities                                    2,255,490      2,632,448
 Accounts receivable, net of allowances of
     $885,828 and $895,723, respectively         9,629,924      6,604,982
 Inventories                                     5,902,086      5,312,699
 Prepaid expenses and sundry receivables           574,600        590,850
   Deferred income taxes                           835,140        963,566
 Prepaid income taxes and refunds due              -              236,620
 Deferred advertising                            5,292,716             -

   Total Current Assets                         25,694,213     17,547,952

Property and Equipment, net of accumulated
  depreciation and amortization                    661,310        728,522

Intangible Assets, net of accumulated
 amortization                                      510,738        532,193

Other Assets
 Marketable securities                          11,336,566     10,991,411
 Other                                              37,888         39,138

   Total Other Assets                           11,374,454     11,030,549

   Total Assets                                $38,240,715    $29,839,216



See Notes Consolidated to Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

               LIABILITIES AND SHAREHOLDERS' EQUITY


                                               May 31,       November 30,
                                                2004              2003
                                             (Unaudited)
Current Liabilities
  Accounts payable and accrued liabilities    $10,430,552   $  5,603,150
 Income taxes payable                             601,696        -
 Dividends payable                              1,024,028        379,117

   Total Current Liabilities                   12,056,276      5,982,267

Subordinated Debentures                           497,656        497,656

Deferred Income Taxes                              13,804         14,753

Shareholders' Equity
 Preferred stock, $1.00 par; authorized
   20,000,000 shares; none issued
 Common stock, $.01 par; authorized
   15,000,000 shares; 6,441,264 and
     6,592,669 shares issued, respectively         64,413         65,926
 Class A common stock, $.01 par; authorized
   5,000,000 shares; 958,230 shares issued
   and outstanding                                  9,582          9,582
 Additional paid-in capital                     3,831,048      3,831,425
 Retained earnings                             22,294,713     19,891,541
 Unrealized gains (losses) on marketable
   securities                                (    377,106)  (     95,228)
                                               25,822,650     23,703,246
   Less: Treasury Stock (85,003 shares at
           May 31, 2004 and 274,055 shares
           at November 30, 2003, respectively)    149,671        358,706

   Total Shareholders' Equity                  25,672,979     23,344,540

   Total Liabilities and Shareholders' Equity $38,240,715    $29,839,216



See Notes to Consolidated Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                            hree Months Ended           Six Months Ended
                                May 31,                     May 31,
                                2004        2003       2004          2003
Revenues
  Sales of Health and
   Beauty Aid
   Products - Net          $18,143,645  $17,439,253  $31,073,110  $29,802,038
  Other income                 195,602      171,597      353,625      323,994

                            18,339,247   17,610,850   31,426,735   30,126,032

Costs and Expenses
  Costs of sales             5,852,863    5,316,313   10,702,110    9,763,140
  Selling, general and
       administrative
    expenses                 4,495,581    4,927,457    8,299,734    9,037,262
  Advertising, cooperative
    and promotions           3,063,590    2,633,688    5,887,896    5,356,258
  Research and development     206,626      202,077      440,472      431,773
  Provision for doubtful
    accounts                    65,245      195,304       74,705      232,893
  Interest expense               8,906        7,435       16,829       15,798

                            13,692,811   13,282,274   25,421,746   24,837,124

    Income before
      Income Taxes           4,646,436    4,328,576    6,004,989    5,288,908

Provision for Income
  Taxes                      1,848,233    1,744,481    2,370,644    2,131,187

  Net Income               $ 2,798,203  $ 2,584,095  $ 3,634,345  $ 3,157,721

Earnings per Share
  Basic                           $.38         $.36       $.50       $.44
  Diluted                         $.36         $.34       $.47       $.41

Cash Dividends Declared
 per Share                        $.00         $.00       $.14       $.12

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (UNAUDITED)


                              Three Months Ended        Six Months Ended
                                    May 31,                   May 31,
                                2004         2003       2004        2003





Net Income                    $2,798,203  $2,584,095  $3,634,345  $3,157,721


Other Comprehensive Income
  Unrealized holding gains
  (loss) on investments       (  440,603)     17,249  (  281,878)    140,888


Provision (Benefit) for
  Taxes                       (  175,260)      6,971  (  111,280)     56,758

Other Comprehensive
  Income (Loss) - Net         (  265,343)     10,278  (  170,598)     84,130


Comprehensive Income          $2,532,860  $2,594,373  $3,463,747  $3,241,851



Earnings Per Share:
  Basic                             $.35        $.36        $.47        $.45
  Diluted                           $.33        $.34        $.45        $.42























See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENT OF CASH FLOWS

                            (UNAUDITED)

                                                        Six Months Ended
                                                            May 31,
                                                     2004          2003
Cash Flows from Operating Activities:
  Net income                                     $3,634,345     $3,157,721
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                  165,406        186,991
     Loss (gain) on sale of marketable
       securities and repurchase of debentures       12,285    (    22,758)
  Decrease (increase) in deferred income
   taxes                                            127,477    (    42,274)
  (Increase) in accounts receivable             ( 3,024,942)   ( 2,745,195)
  (Increase) in inventory                       (   589,387)   ( 2,270,182)
  Decrease (increase) in prepaid expenses
   and miscellaneous receivables                     16,250    (   238,971)
  (Increase) in deferred advertising            ( 5,292,716)   ( 2,573,105)
  Decrease (increase) in other assets                 1,250    (       375)
  Increase in accounts payable
   and accrued liabilities                        4,827,402      4,300,548
  Decrease in prepaid income taxes                  236,620           -
  Increase in taxes payable                         601,696        699,944

   Net Cash Provided by Operating Activities        715,686        452,344


Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment  (    75,985)   (   247,732)
  Acquisition of intangible assets              (       754)   (     1,182)
  Purchase of marketable securities             ( 2,502,801)   ( 3,623,972)
  Proceeds from sale and maturity of
     investments                                  2,240,441      4,556,792

   Net Cash (Used in) Provided by
     Investing Activities                       (   339,099)       683,906

Cash Flows from Financing Activities:
  Purchase of treasury stock                           -       (     5,771)
  Dividends paid                                (   379,117)   (   370,888)

   Net Cash (Used in) Financing Activities      (   379,117)   (   376,659)

Net (Decrease) Increase in Cash                 (     2,530)       759,591

Cash and Cash Equivalents at Beginning
  of Period                                       1,206,787      1,585,647

Cash and Cash Equivalents at End
  of Period                                      $1,204,257     $2,345,238

Supplemental Disclosures of Cash Flow
  Information:
   Cash paid during the period for:
     Interest                                    $   16,829     $   15,928
     Income taxes                                 1,374,450      1,460,687

Supplemental Disclosures of Non-Cash
  Information:
   Dividends declared and accrued                $1,028,028     $     -


See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial state-ments have been prepared in accordance with generally accepted ac-counting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accord ingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended May 31, 2004 are not necessarily indicative of the results that may be expected for the year ended November 30, 2004. For further information, refer to the consolidated financial state ments and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2003.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

 CCA Industries, Inc. ("CCA") was incorporated in the State of Dela ware on March 25, 1983.

 CCA manufactures and distributes health and beauty aid products.

 CCA has several wholly-owned subsidiaries, CCA Cosmetics, Inc., CCA Labs, Inc., Berdell, Inc., Nutra Care Corporation, CCA Online Indus tries, Inc., and CCA Industries Canada (2003) Inc., all of which are currently inactive.

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

 Accounts Receivable:

 Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible ac counts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition. Changes in the estimated collectibility of trade receiv ables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

 Accounts receivable with credit balances have been included as a current liability in "Accounts payable and accrued liabilities" in the accompanying balance sheet.

 Accounts receivable are presented net of an allowance for doubtful accounts of $332,069 and $549,851 as of May 31, 2004 and November 30, 2003, respectively.

 Shipping and Handling Costs:

 The Company presents shipping and handling costs as part of selling, general and administrative expense and not as part of cost of sales. Freight costs were $1,291,784 and $1,672,134 for the six months ended May 31, 2004 and 2003, respectively.

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

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

   The components of inventory consist of the following:

                                      May 31,          November 30,
                                       2004               2003

   Raw materials                    $3,543,440         $3,746,522
   Finished goods                    2,358,646          1,566,177
                                    $5,902,086         $5,312,699

   At May 31, 2004 and November 30, 2003, the Company had a reserve for obsolescence of $979,393 and $1,153,612, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

   The components of property and equipment consisted of the following:

                                                 May 31,        November 30,
                                                  2004              2003

   Machinery and equipment                    $   105,478        $  105,478
   Furniture and equipment                        708,184           676,494
   Transportation equipment                        10,918            10,918
   Tools, dies, and masters                       386,158           347,560
   Leasehold improvements                         283,063           277,366
                                                1,493,801         1,417,816
   Less:  Accumulated depreciation
                   and amortization               832,491           689,294

   Property and Equipment - Net               $   661,310        $  728,522

   Depreciation expense for the six months ended May 31, 2004 and 2003 amounted to $143,197 and $162,990, respectively.

NOTE 6 - INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                                 May 31,         November 30,
                                                   2004              2003

   Patents and trademarks                        $760,148          $759,394
   Less:  Accumulated amortization                249,410           227,201
   Intangible Assets - Net                       $510,738          $532,193

   Amortization expense for the six months ended May 31, 2004 and 2003 amounted to $22,209 and $24,001, respectively. Estimated amortiza tion expense for each quarter of the ensuing five years through May 31, 2009 is $12,000.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - DEFERRED ADVERTISING

   In accordance with APB 28, Interim Financial Reporting, the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $5,292,716 is accordingly reflected in the balance sheet for the interim period. This deferral is the result of the Company's $9 million media budget and $5.5 million co-op budget for the year which contemplates lower spending in the 4th quarter than in the other three quarters.

   The table below sets forth the calculation:

                                                      May            May
                                                     2004            2003
                                                  (In Millions) (In Millions)

  Media advertising budget for the fiscal year         $9.00        $8.00

  Pro-rata portion for six months                      $4.50        $4.00
  Media advertising spent                               8.72         5.52
  Accrual (deferral)                                  ($4.22)      ($1.52)


  Anticipated Co-op advertising commitments            $5.50        $5.00

  Pro-rata portion for six months                      $2.75        $2.50
  Co-op advertising spent                               3.82         3.55
  Accrual (deferral)                                  ($6.07)      ($1.05)

 NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                        May 31,        November 30,
                                          2004             2003
                                      (In Thousands)  (In Thousands)

  a) Media advertising                    $3,575         $    *
  b) Coop advertising                      1,475            607
  c) Accrued returns                       1,087            787
  d) Accrued bonuses                           *            499
                                          $6,137         $1,893
  * under 5%

  All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - OTHER INCOME

  Other income consists of the following at May 31:

                                             2004         2003

  Interest and dividend income             $261,315    $241,556
  Royalty income                             60,380      58,699
  Miscellaneous                              31,930      23,739
                                           $353,625    $323,994

NOTE 10 -  NOTES PAYABLE AND SUBORDINATED DEBENTURES

  The Company has an available line of credit of $10,000,000. Interest is calculated at the Company's option, either on the outstanding balance at prime rate minus 1% or Libor plus 150 basis points. The line of credit is unsecured and the Company must adhere to certain financial covenants pertaining to net worth and debt coverage. The Company was not utilizing their available credit line at May 31, 2004 or November 30, 2003.

  On August 1, 2000, the Company repurchased (pursuant to a tender offer) 278,328 shares of its outstanding common stock by issuing subordinated debentures equal to $2 per share, which accrue interest at 6% and are due to mature on August 1, 2005. The interest is payable semi-annually.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

  Litigation

  The Company has been named as a defendant in 12 lawsuits alleging that the plaintiffs were injured as a result of their purchasing and ingesting our diet suppressant containing phenylpropanolamine (PPA), which the Company utilized as its active ingredient in its products prior to November 2000. The lawsuits brought against the Company are for unspecified amount of compensatory and exemplary damages. Nine of the suits have been dismissed with prejudice. Outside counsel for the Company believes that the three PPA cases still pending against the Company are defensible. Of the Company's three pending suits, one is insured by the Company's liability carrier.

  Dividends

  CCA declared a cash dividend of $0.14 per share payable to all holders of the Company's common stock, $0.07 to shareholders of record on May 1, 2004 payable on June 1, 2004 and $0.07 to sharehold ers of record on November 1, 2004, payable on November 30, 2004.

  On June 17, 2004, the Board of Directors declared a 2% stock dividend payable on December 1, 2004 to shareholders of record on November 1, 2004.

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

NOTE 13 - STOCK-BASED COMPENSATION

  The Company accounts for its stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the consolidated statement of operations.

  During the second quarter of 2004, the Company issued incentive stock options to purchase 66,600 shares and non-qualified stock options to purchase 33,400 shares under the 2003 stock option plan. Under the provisions of APB No. 25, no compensation expense has been, or will be, recognized in the consolidated statement of operations.

  Proforma net income and net income per share, as required by SFAS No. 123, have been determined as if we had accounted for all employee stock options granted under SFAS No. 123's fair value method. The proforma effect of recognizing compensation expense in accordance with SFAS No. 123 is as follows:

                                         Three Months                   Six Months
                                         Ended May 31,                 Ended May 31,
                                      2004          2003           2004            2003
                                                                              (C>
  Net income as reported           $2,798,203    $2,584,095     $3,634,345     $3,157,721
  SFAS No. 123 based
    compensation                   (  186,530)         -        (  186,530)          -
  Income tax benefit                   74,612          -            74,612           -
  Net income - proforma            $2,686,285    $2,584,095     $3,522,427     $3,157,721

  Basic net income per
    share - as reported                  $.38          $.36           $.50           $.44
  Basic net income per
    share - proforma                     $.37          $.36           $.48           $.44
  Diluted net income per
    share - as reported                  $.36          $.34           $.47           $.41
  Diluted net income per
    shared - proforma                    $.35          $.34           $.46           $.41
  Weighted average
    shares used in
    computing net income and
    proforma net income per
    share:
  Basic                              7,314,491    7,215,128      7,301,942      7,178,242
  Diluted                            7,677,661    7,654,529      7,665,029      7,642,160


              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 13 - STOCK-BASED COMPENSATION (Continued)

  Proforma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was esti-mated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the three months and six months ended May 31, 2004: a risk-free interest rate of 3.78%; dividend yield of 1.68%; volatility factor of the expected market price of the Company's common stock of 20.32%; and a weighted average life of the options of five or ten years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valua-tion models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 14 -  SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

  Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at May 31, 2004 and November 30, 2003 were as follows:

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

                                 May 31, 2004           November 30, 2003

                             COST         MARKET      COST         MARKET
  Current:
    Corporate
     obligations           $  525,000 $   527,803  $   850,860    $ 854,466
    Government
     obligations
     (including mortgage
      backed securities)    1,317,446   1,260,568    1,260,340    1,248,731
    Common stock              253,134     240,050      304,379      295,538
    Mutual funds              183,751     122,319      179,320      118,963
    Other equity
     investments              103,573     104,750      111,750      114,750

       Total                2,382,904   2,255,490    2,706,649    2,632,448

  Non-Current:
    Corporate obli-
     gations                6,024,066   5,950,390    5,374,706    5,342,893
    Government obli-
     gations                4,132,697   4,013,188    4,208,237    4,182,482
      Preferred stock       1,329,495   1,272,988    1,329,495    1,366,036
    Other equity invest-
     ments                    100,000     100,000      100,000      100,000

       Total               11,586,258  11,336,566   11,012,438   10,991,411

       Total              $13,969,162 $13,592,056  $13,719,087  $13,623,859

                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

 The market value at May 31, 2004 was $13,592,056 as compared to $13,623,859  at November 30,
 2003.  The gross unrealized gains and losses were $16,403 and ($393,509) for May 31, 2004 and
 $89,761 and ($184,989) for November 30, 2003.  The cost and market values of the investments at
 May 31, 2004 were as follows:

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
 Name of Issuer and          Maturity            Interest      Bonds and     Cost of      at Balance          Issue Carried in
 Title of Each Issue           Date                Rate           Notes     Each Issue     Sheet Date           Balance Sheet
CORPORATE OBLIGATIONS:
GMAC Smartnotes               10/15/05             3.100%          200,000  $  200,000   $   199,330           $   199,330
GMAC Smartnotes               10/15/05             3.150           400,000     400,000       399,728               399,728
GMAC Smartnotes                5/15/05             5.000           175,000     175,000       177,062               177,062
GMAC Smartnotes                8/15/04             2.650           250,000     250,000       250,235               250,235
GMAC Smartnotes                6/15/05             3.550           200,000     200,000       200,208               200,208
GMAC Smartnotes                5/15/06             4.050           400,000     400,000       396,960               396,960
GMAC Smartnotes               10/15/06             3.550           250,000     250,000       247,525               247,525
GMAC Smartnotes               12/15/06             3.400           200,000     200,000       196,662               196,662
Household Finance Corp.
 Internotes                   10/15/06             2.750           100,000     100,000        98,919                98,919
Bear Sterns                    2/15/07             2.650           100,000     100,000        97,366                97,366

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)


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
 Name of Issuer and          Maturity            Interest      Bonds and     Cost of      at Balance          Issue Carried in
 Title of Each Issue           Date                Rate           Notes     Each Issue     Sheet Date           Balance Sheet

CORPORATE OBLIGATIONS (Continued):
Ford Motor Credit               5/22/06            4.750%       250,000  $   250,000     $  253,603             $   253,603
Ford Motor Corp.               10/20/06            4.250        100,000      100,000         99,978                  99,978
CIT Group Inc.                  1/15/06            4.000        200,000      200,000        201,952                 201,952
CIT Group Inc.                  3/15/05            3.200        100,000      100,000        100,506                 100,506
CIT Group Inc.                  7/15/05            2.000        100,000      100,000         99,268                  99,268
CIT Group Inc.                 10/15/05            2.250        100,000      100,000         99,367                  99,367
GE Capital Group Internotes     2/15/06            2.450        250,000      250,000        248,195                 248,195
GE Capital Group Internotes     7/15/06            2.150        200,000      200,000        196,018                 196,018
GE Capital Group Internotes    10/15/06            2.500        400,000      400,000        394,812                 394,812
GE Capital Group Internotes     9/15/06            2.550        150,000      150,000        147,849                 147,849
GE Capital Group Internotes     9/15/06            2.350        300,000      300,000        295,696                 295,696
GE Capital Group Internotes    10/15/06            2.250        300,000      300,000        295,101                 295,101
GE Capital Group Internotes     2/15/07            2.500        200,000      200,000        195,256                 195,256
GE Capital Group                3/15/07            2.350        250,000      250,000        242,372                 242,372
Citibank Global Markets
  Hldg Inc.                     3/15/07            2.350        150,000      150,000        145,101                 145,101
American General Fin. Corp.     8/15/05            2.050        200,000      200,000        199,448                 199,448
American General Fin. Corp.     9/15/06            2.500        100,000      100,000         98,304                  98,304
John Hancock Life Ins. Co.      7/15/06            2.250        200,000      200,000        196,604                 196,604
John Hancock Life Ins. Co.     10/15/06            2.450        100,000      100,000         97,606                  97,606
John Hancock Life Ins. Co.      7/15/06            2.300        200,000      200,000        195,292                 195,292
John Hancock Life Ins. Co.      3/15/07            2.350        150,000      150,000        146,138                 146,138
General Dynamics Corp.         10/15/06            2.125        150,000      149,706        147,713                 147,713
Bank One Corp. Global Notes     6/30/08            2.625        125,000      124,360        118,019                 118,019

                                                                           6,549,066      6,478,193               6,478,193

                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

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
 Name of Issuer and              Maturity  Interest      Bonds and     Cost of      at Balance       Issue Carried in
 Title of Each Issue               Date      Rate           Notes     Each Issue    Sheet Date         Balance Sheet



GOVERNMENT OBLIGATIONS:
US Treasury Note                  7/31/05    1.500%       625,000   $   624,096    $  621,681         $   621,681
US Treasury Note                  6/30/05    1.125        200,000       199,524       198,376             198,376
US Treasury Note                  5/15/06    2.000        100,000        99,895        99,031              99,031
US Treasury Note                  5/31/05    1.250        375,000       374,550       372,893             372,893
Federal Home Loan Bank            8/21/06    2.590        200,000       200,000       198,126             198,126
Federal Home Loan Bank            7/24/06    2.125        100,000       100,000        98,406              98,406
Federal Home Loan Bank            7/28/06    2.189        200,000       199,000       196,688             196,688
FNMA                              5/15/06    2.250        200,000       198,772       197,750             197,750
FHLB                              6/19/06    2.260        250,000       249,380       246,720             246,720
FHLMC                            11/15/17    4.375        200,000       200,000       195,626             195,626
FHLMC                            11/15/09    3.000        250,000       250,000       243,640             243,640
FNMA                              8/15/12    4.000        250,000       250,000       249,610             249,610
FNMA                             12/10/17    3.000        150,000       150,000       149,063             149,063
FNMA                              9/24/07    3.000        200,000       200,000       196,626             196,626
Tennessee Valley Authority
  Power Bonds                      5/1/29    6.500          26,000      688,530       626,600             626,600
Tobacco Settlement Fin
 Corp. N                           6/1/15    5.000         200,000      198,500       170,245             170,245
NJ Turnpike Authority              1/1/30    1.050         325,000      325,000       325,000             325,000
Port Authority NY & NJ
 Cons 88th SR BE                  10/1/04    4.500         225,000      238,789       227,313             227,313

CLOSED END MUNICIPAL BONDS/MUTUAL FUNDS:
Muniyield New Jersey Insd Frd Inc.                           6,500       96,905        89,115              89,115
Muniholdings New Jersey Insd FD Inc.                         6,900       94,549        94,323              94,323
Nuveen New Jersey Invt Quality Municipal Fund                6,200       95,162        87,420              87,420
Nuveen New Jersey Prem Inc Municipal Fund                    5,200       78,639        74,620              74,620
Van Kamp Amer Cap Inv Gr NJ                                  4,800       80,502        74,880              74,880
Blackrock New Jersey Municipal Inc.                          6,000       87,989        80,460              80,460
Eaton Vance New Jersey Municipal Inc.                        5,600       85,506        79,743              79,743
Nuveen New Jersey Dividend Advantage                         5,700       84,855        79,801              79,801

                                                                      5,450,143     5,273,756           5,273,756

                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)


       COL. A                                            COL. B       COL. C      COL.D          COL.E

                                                                                             Amount at Which
                                                                                              Each Portfolio
                                                        Number of                 Market    Of Equity Security
                                                     Units-Principal             Value of    Issues and Each
                                                        Amount of               Each Issue    Other Security
 Name of Issuer and            Maturity   Interest      Bonds and     Cost of    at Balance   Issue Carried in
 Title of Each Issue            Date        Rate          Notes     Each Issue  Sheet Date     Balance Sheet
EQUITY:
Preferred Stock:
    Public Income NTS
      General Electric Cap
       Corp.                     11/15/32   6.100%       14,800   $  379,495  $  364,228      $   364,228
    Merrill Lynch Trust           9/30/08   7.280         6,000      150,000     155,400          155,400
    Corporate Backed Trust
      Certificates For AIG
      Sun America                 5/17/07   6.700         6,000      150,000     151,260          151,260
    Corporate Backed Trust
      Certificates For Bristol
      Myers Squibb                5/23/07   6.800         6,000      150,000     147,780          147,780
    Morgan Stanley Cap Tr         7/15/33   5.750         4,000      100,000      89,120           89,120
    ABN AMRO Cap Fund              7/3/08   5.900         2,000       50,000      45,600           45,600
    JP Morgan Chase Cap IX        6/15/33   5.875         2,000       50,000      45,600           45,600
    Wells Fargo Cap Tr VIII        8/1/33   5.625         8,000      200,000     177,200          177,200
     Lehman Cap Trust IV         10/31/52   6.375         4,000      100,000      96,800           96,800

                                                                   1,329,495   1,272,988        1,272,988

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)


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
 Title of Each Issue          Date       Rate           Notes      Each Issue   Sheet Date     Balance Sheet
EQUITY (Continued):
Common Stock:
   DTE Energy Co.                                        1,200   $    51,649  $    48,252       $    48,252
   Consolidated Edison Inc.                              3,800       153,485      149,188           149,188
   Progress Energy Inc.                                  1,000        48,000       42,610            42,610

                                                                     253,134      240,050           240,050
Mutual Funds:
  Dreyfus Premier Limited
    Term High Income CL B                           16,918.190       183,751      122,319           122,319

Other Equity Investments:
  Aberdeen Asia Pacific
    Income Fund                                              4       100,000      100,000           100,000
  Enterprise Production Partners LP                      5,000       103,573      104,750           104,750
                                                                     203,573      204,750           204,750

                                                                 $13,969,162  $13,592,056       $13,592,056

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
        OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED)


For the three-month period ending May 31, 2004, the Company had revenues of $18,339,247 and net income of $2,798,203 after a provision for taxes of $1,848,233. For the same quarter in 2003, revenues were $17,610,850 and net income of $2,584,095 after a provision for taxes of $1,744,481. Earnings per share was $.36 (diluted) for the second quarter 2004 as compared to earnings per share of $.34 (diluted) for the second quarter 2003. In accordance with EITF 00-14, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expense. Net sales for the second quarter of 2004 were reduced by $636,598 and offset by an equal reduction of trade promotional expenses, which were included in the Company's advertising expense budget. In the same period of the prior year, gross sales were reduced by $695,397 and trade promotion was credited by that amount. These accounting adjustments under EITF 00-14 do not affect net income.

 For the three month period ending May 31, 2004, the 8% increase in net income was a result of a $704,392 increase in net sales and an increase in cost of goods sold of $552,875. Advertising, co-op and promotional expenses in creased by $429,902 compared to the three months ending May 31, 2003. Selling, general and administrative expenses decreased by $431,876. Included in the selling, general and administrative expenses were reductions of $92,304 in freight out, $76,220 in royalty expenses, legal and accounting of $50,795, and a decrease in consulting fees of $59,563.

Both media and co-op commitments have a material effect on the Company's operations. The Company attempts to anticipate its advertising and promotional commitments as a percentage of gross sales in order to control its effect on net income. In accordance with APB No. 28, Interim Financial Reporting, the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected expenses for its various adver-tising programs. The total advertising programs for the year are budgeted at $9 million for media and $5.5 million for co-op advertising up from $8 million for media and $5 million for the prior year. The Company's co-op budget for the quarter is $1,375,000. Deducted from the budgeted figure is the $636,598 offset against net sales. Research of prior years show that the entire amount of the budgeted co-op has never been fully utilized by the Company's accounts as a result of merchandising changes and cancelled promotions. An additional reduction of $133,776 to co-op expense is due to this reserve placed on co-op commitments. The reduction is based on an estimate of co-op commitments that will not be utilized based on the historical facts. The resulting $604,626 was expensed for co-op for the quarter and a deferral of $1,074,402 for co-op advertising is reflected on the balance sheet. This deferral will be fully expensed by year-end. The deferral is primarily a result of the Company's current $5,500,000 co-op advertising budget, which is predicated on substan tially lower spending in the third and fourth quarters. The Company expensed $2,250,000 for its media advertising for the quarter and deferred $4,218,314 for subsequent deductions.

For the period ended May 31, 2004, there was approximately $178,126 of unclaimed co-op commitments from the prior years. If it becomes apparent that this co-op will not be utilized, the unclaimed co-op will be offset against the expense during the rest of the fiscal year. This procedure is consistent with prior years' methodology with regard to the unclaimed co-op expenses.

For the six month period ended May 31, 2004, the Company had revenues of $31,426,735 and net income of $3,634,345 after a provision for income taxes of $2,370,644. In the prior year's period, the Company had revenues of $30,126,032 and net income of $3,157,721 after a provision for income taxes of $2,131,187. This represents a 15.1% increase in net income due to an increase in revenues of $1,300,703 and an increase in cost of good sold of $960,973. Selling, general and administrative expenses decreased from last period to this period by $737,528, and advertising, co-op and promotional expenses increased by $531,638 compared to the six months ended May 31, 2003.

   For the six month period ended May 31, 2004, advertising, cooperative and promotional allowance expenditures were $5,887,896 as compared to $5,356,258 for the six month period ending May 31, 2003. This is primarily due to an estimated increase in the national advertising budget from $8 million to $9 million annually. Advertising expenditures were 18.9% of sales vs. 18.0% last year.

   For the six month period ending May 31, 2004 research and development expenses were $440,472 compared to $431,773 last year.

The Company's financial position as at May 31, 2004 consists of current assets of $25,694,213 and current liabilities of $12,056,276, or a current ratio of 2.1:1. In addition, shareholders' equity increased from $23,344,540 to $25,822,650 primarily due to net income earned during the current period.

All of the Company's investments are classified as available for sale. Investments with a maturity date greater than one year from May 31, 2004 are presented as long-term investments. Assuming these long-term investments can be sold and turned into liquid assets at any time, it would result in a current ratio of 3.1:1.

The Company generated $716,000 in cash from operations due to the six month net income of $3.63 million, a $4.8 million increase in accounts payable, and a $602,000 net increase in income taxes due. Cash decreased due to an inventory increase of $0.6 million, an increase in the Company's accounts receivable of $3.0 million and an increase in deferred advertising of $5.3 million. All increases in deferred advertising, accounts receivable, inventory and accounts payable are "normal" seasonal increases.

The $716,000 cash generated by operations, however, was used to pay divi-dends of $379,000 and for the acquisition of equipment of $77,000 . The Company paid after netting purchases and sales of marketable securities $260,000, leaving the Company with no change in its cash position.

ITEM  3.     QUANTITATIVE AND QUALITATIVE
             DISCLOSURE ABOUT MARKET RISK

The Company's financial statements record the Company's investments under the "mark to market" method (i.e., at date-of-statement market value). The investments are, categorically listed, in "Common Stock", "Mutual Funds", "Other Equity", "Preferred Stock", "Government Obligations" and "Corporate Obligations". $444,800 of the Company's $13,592,056 portfolio of investments (approximate, as at May 31, 2004) is invested in the "Common Stock" and "Other Equity" categories, and approximately $1,272,988 in that category are Preferred Stock holdings. Whereas the Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions; therefore, the Company does not believe that its investment-market risk is material.

ITEM 4.   CONTROLS AND PROCEDURES

   With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Execu-tive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2004.

   There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) subsequent to the date the controls were evaluated that materially affect, or are reason ably likely to materially affect, our internal control over financial reporting.

                        CCA INDUSTRIES, INC.

                     PART II OTHER INFORMATION


Item 1.    Legal Proceedings:

           See Part I - Note 11 of the Financial Statements regarding liti-gation.

Item 4.    Submission of Matters to a Vote of Security Holders:

           None.

Item 5.    Other Information:

           None.

Item 6.    Exhibits and Reports on Form 8-K:

           (a) Exhibits

           (11)   Computation of Earnings Per Share

           (31.1) Certification of Chief Executive Officer pursuant to Rule
                  13a-14(a)*

           (31.2) Certification of Chief Financial Officer pursuant to Rule
                  13a-14(a)*

           (32.1) Certification of Chief Executive Officer pursuant to 18
                  U.S.C. 1350*

           (32.2) Certification of Chief Financial Officer pursuant to 18
                  U.S.C. 1350*

           * Filed herewith.

           (b) Reports on Form 8-K.

               Current report on Form 8-K furnished April 7, 2004 pursuant to
               Item 5 (Other Events).

                              SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.



Date: July 6, 2004

                                    CCA INDUSTRIES, INC.



                                    By:

                                         David Edell, Chief Executive Officer



                                    By:

                                         Ira W. Berman, Chairman of the Board

                                                       Exhibit 11


                 CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   COMPUTATION OF EARNINGS PER SHARE

                              (UNAUDITED)

                                   Three Months Ended      Six Months Ended
                                         May 31,                 May 31,

                                     2004        2003       2004        2003

Weighted average shares
  outstanding - Basic             7,314,491   7,215,128   7,301,942   7,178,242
Net effect of dilutive stock
  options--based on the
  treasury stock method
  using average market
  price                             363,170     439,401     363,087     463,918

Weighted average shares outstanding -
  Diluted                         7,677,661   7,654,529   7,665,029   7,642,160

Net income                       $2,798,203  $2,584,095  $3,634,345  $3,157,721

Per share amount
  Basic                                 $.38       $.36        $.50       $.44
  Diluted                               $.36       $.34        $.47       $.41

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervi-sion, to ensure that material information relation to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   (c) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Regis-trant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially af-fected, or is reasonably likely to affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

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

Date: July 6, 2004
                                    /s/
                                       -----------------------------------
                                       David Edell
                                       Chief Executive Officer

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervi-sion, to ensure that material information relation to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Regis-trant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially af-fected, or is reasonably likely to affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

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

Date: July 6, 2004
                                         /s/__________________________________
                                            John Bingman
                                            Chief Financial Officer

                                                                 Exhibit 32.1



          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
              AS ADOPTED PURSUANT TO SECTION 906 OF THE
                     SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of CCA Industries, Inc. (the "Registrant") on Form 10-Q for the quarterly period ended May 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Edell, Chief Executive Officer of the Registrant, certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report, to which this certification is attached, fully complies with the requirements of section 13(a) of the Securities Exchange Action of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Regis-trant.




Date: July 6, 2004
                                    /s/ --------------------------------
                                        David Edell
                                        Chief Executive Officer

                                                               Exhibit 32.2




        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
              AS ADOPTED PURSUANT TO SECTION 906 OF THE
                     SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CCA Industries, Inc. (the "Registrant") on Form 10-Q for the quarterly period ended May 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Bingman, Chief Financial Officer of the Registrant, certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report, to which this certification is attached, fully complies with the requirements of section 13(a) of the Securities Exchange Action of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Regis-trant.




Date: July 6, 2004
                                    /s/    --------------------------------
                                           John Bingman
                                           Chief Financial Officer