Form 10-Q
period 2004-08-31
CCA INDUSTRIES INC
filed 2004-10-12
CIK 721447

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 2004

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was re-quired to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No

     Indicate by check mark whether the Registrant is an acceler-
ated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes         No     X

 Common Stock, $.01 Par Value - 6,447,856 shares of as August 31,
                                2004

    Class A Common Stock, $.01 Par Value - 958,230 shares as of
                          August 31, 2004

               CCA INDUSTRIES, INC. AND SUBSIDIARIES








                               INDEX

                                                        Page
                                                       Number

PART I FINANCIAL INFORMATION:

  Consolidated Balance Sheets as of
    August 31, 2004 and November 30, 2003                  1-2

  Consolidated Statements of Operations
    for the three months and nine months ended
    August 31, 2004 and 2003                                3

  Consolidated Statements of Comprehensive Income
    for the three months and nine months ended
    August 31, 2004 and 2003                                4

  Consolidated Statements of Cash Flows for
    the nine months ended August 31, 2004
    and 2003                                                5

  Notes to Consolidated Financial Statements               6-20

Item 2.   Management Discussion and Analysis of
            Results of Operations and Financial
            Condition                                     21-22
Item 3.   Quantitative and Qualitative Disclosures about
            Market Risk                                     22
Item 4.   Controls and Procedures                           23

PART II OTHER INFORMATION                                   24

Item 1.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security
            Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES                                                  25

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS
                            A S S E T S

                                                August 31,   November 30,
                                                  2004            2003
                                               (Unaudited)


Current Assets
 Cash and cash equivalents                    $  2,669,192   $  1,206,787
 Short-term investments and marketable
   securities                                    3,501,105      2,632,448
 Accounts receivable, net of allowances of
   $788,297 and $895,723, respectively           9,263,533      6,604,982
 Inventories                                     6,123,270      5,312,699
 Prepaid expenses and sundry receivables           565,900        590,850
   Deferred income taxes                           786,159        963,566
 Prepaid income taxes and refunds due                 -           236,620
 Deferred advertising                            1,911,634           -

   Total Current Assets                         24,820,793     17,547,952

Property and Equipment, net of
 accumulated depreciation and
 amortization                                      613,696        728,522

Intangible Assets, net of accumulated
 amortization                                      499,035        532,193

Other Assets
 Marketable securities                          10,091,702     10,991,411
 Other                                              37,963         39,138

   Total Other Assets                           10,129,665     11,030,549

   Total Assets                                $36,063,189    $29,839,216



See Notes Consolidated to Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

               LIABILITIES AND SHAREHOLDERS' EQUITY


                                              August 31,     November 30,
                                                2004             2003
                                             (Unaudited)
Current Liabilities
  Accounts payable and accrued
   liabilities                               $  7,020,273   $  5,603,150
 Income taxes payable                             694,618           -
 Dividends payable                                512,014        379,117

   Total Current Liabilities                    8,226,905      5,982,267

Subordinated Debentures                           497,656        497,656

Deferred Income Taxes                                -            14,753

Shareholders' Equity
 Preferred stock, $1.00 par; authorized
   20,000,000 shares; none issued
 Common stock, $.01 par; authorized
   15,000,000 shares; 6,532,859 and
   6,592,669 shares issued,
   respectively                                    65,329         65,926
 Class A common stock, $.01 par;
   authorized 5,000,000 shares;
   958,230 shares issued
   and outstanding                                  9,582          9,582
 Additional paid-in capital                     3,835,133      3,831,425
 Retained earnings                             23,751,942     19,891,541
 Unrealized gains (losses) on
   marketable securities                      (   173,687)   (    95,228)
                                               27,488,299     23,703,246
   Less: Treasury Stock (85,003
           shares at August 31, 2004
           and 274,055 shares at
           November 30, 2003,
           respectively)                          149,671        358,706

   Total Shareholders' Equity                  27,338,628     23,344,540

   Total Liabilities and
     Shareholders' Equity                     $36,063,189    $29,839,216


See Notes to Consolidated Financial Statements.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS


                             Three Months Ended        Nine Months Ended
                                  August 31,               August 31,

                              2004         2003         2004        2003
Revenues
  Sales of Health
    and Beauty Aid
   Products - Net         $16,535,940  $12,739,346  $47,609,050 $42,541,384
   Other income               160,451      113,191      514,076     437,185
                           16,696,391   12,852,537   48,123,126  42,978,569
Costs and Expenses
  Costs of sales            5,413,461    4,030,837   16,115,571  13,793,977
  Selling, general and
   administrative
  expenses                  4,739,038    4,195,547   13,038,772  13,232,809
  Advertising,
  cooperative
  and promotions            3,932,062    2,404,560    9,819,958   7,760,818
  Research and
  development                 226,283      229,477      666,755     661,250
  Provision for
  doubtful
   accounts               (    37,605)  (   16,394)      37,100     216,499
  Interest expense              8,671        8,010       25,500      23,808

                           14,281,910    0,852,037   39,703,656  35,689,161

    Income before
      Income Taxes          2,414,481    2,000,500    8,419,470   7,289,408

Provision for Income
  Taxes                       957,251      713,375    3,327,895   2,844,562

  Net Income               $1,457,230   $1,287,125   $5,091,575  $4,444,846

Earnings per Share
  Basic                          $.20         $.18         $.70        $.61
  Diluted                        $.19         $.17         $.67        $.59

Cash Dividends Declared
 per Share                       $.00         $.00         $.14        $.12


See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (UNAUDITED)


                               Three Months Ended       Nine Months Ended
                                   August 31,               August 31,
                                2004       2003         2004       2003



Net Income                   $1,457,230  $1,287,125  $5,091,575  $4,444,846


Other Comprehensive Income
  Unrealized holding gains
  (loss) on investments         203,419   ( 109,960) (   78,459) (   92,711)


Provision (Benefit) for
  Taxes                          80,648   (  39,212) (   31,012) (   36,179)

Other Comprehensive
  Income (Loss) - Net           122,771   (  70,748) (   47,447) (   56,532)


Comprehensive Income         $1,580,001  $1,216,377  $5,044,128  $4,388,314


Earnings Per Share:
  Basic                            $.22        $.17        $.69        $.61
  Diluted                          $.21        $.16        $.66        $.58






















See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED)

                                                  Nine Months Ended
                                                       August 31,
                                                 2004           2003

Cash Flows from Operating Activities:
 Net income                                   $5,091,575     $4,444,846
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization               256,500        275,301
   Loss (gain) on sale of marketable
       securities and repurchase of
       debentures                                  9,289    (    22,758)
 Decrease in deferred income taxes               162,654        126,624
 (Increase) in accounts receivable            (2,658,551)   (   624,540)
 (Increase) in inventory                      (  810,571)   ( 2,048,156)
 Decrease (increase) in prepaid
   expenses and miscellaneous
   receivables                                    24,950    (    75,274)
 (Increase) in deferred
   advertising                                (1,911,634)   ( 1,253,588)
 Decrease in other assets                          1,175          9,900
 Increase in accounts payable
   and accrued liabilities                     1,417,125      1,088,116
 Decrease in prepaid income taxes                236,620          1,703
   Increase in taxes payable                     694,618      1,175,014

   Net Cash Provided by Operating
     Activities                                2,513,750      3,097,188


Cash Flows from Investing Activities:
 Acquisition of property, plant
   and equipment                             (   105,613)  (    293,250)
 Acquisition of intangible assets            (     2,905)(         2,846)
 Purchase of marketable securities           ( 2,703,858)  (  5,888,340)
 Proceeds from sale and maturity of
   investments                                 2,647,162      5,555,792

     Net Cash (Used in) Investing
     Activities                              (   165,214)   (   628,644)

Cash Flows from Financing Activities:
 Purchase of treasury stock                  (   891,131)   (     5,771)
 Dividends paid                                     -       (   370,888)
 Proceeds from exercise of common
   stock options                                   5,000           -

   Net Cash (Used in) Financing
     Activities                              (   886,131)   (   376,659)

Net Increase in Cash                           1,462,405      2,091,885

Cash and Cash Equivalents at
 Beginning Of Period                           1,206,787      1,585,647

Cash and Cash Equivalents at End
 of Period                                    $2,669,192     $3,677,532

Supplemental Disclosures of Cash Flow
 Information:
   Cash paid during the period for:
     Interest                                 $   24,294     $   31,441
     Income taxes                              2,203,617      1,537,051

Supplemental Disclosures of Non-Cash
 Information:
   Dividends declared and accrued             $  512,014     $     -


See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)



NOTE 1 -BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated finan-cial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes re-quired by generally accepted accounting principles for complete financial statements. In the opinion of manage-ment, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended August 31, 2004 are not necessarily indica-tive of the results that may be expected for the year ended November 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form
 10-K for the year ended November 30, 2003.

NOTE 2 -ORGANIZATION AND DESCRIPTION OF BUSINESS

 CCA Industries, Inc. ("CCA") was incorporated in the State of Delaware on March 25, 1983.

 CCA manufactures and distributes health and beauty aid products.

 CCA has several wholly-owned subsidiaries, CCA Cosmetics, Inc., CCA Labs, Inc., Berdell, Inc., Nutra Care Corpora-tion, CCA Online Industries, Inc., and CCA Industries
 Canada (2003) Inc., all of which are currently inactive.

NOTE 3 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation:

 The consolidated financial statements include the ac-counts of CCA and its wholly-owned subsidiaries (collec-tively the "Company").

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)





NOTE 3 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Use of Estimates in Preparing Financial Statements:

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of con-tingent assets and liabilities at the date of the finan-cial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents:

 For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of less than three months to be cash equivalents.

 The Company has cash balances in excess of the maximum amount insured by the FDIC as of August 31, 2004.

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

   Intangible Assets:

   Intangible assets are stated at cost. Patents and trade marks are amortized on the straight-line method over a period of 15-17 years.

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

   Earnings Per Common Share:

   Basic earnings per share is calculated using the average number of shares of common stock outstanding during the year. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method" and convertible deben-tures using the "if-converted" method. Common stock equivalents consist of stock options.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)



NOTE 3 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Revenue Recognition:

 The Company recognizes sales upon shipment of merchan-dise. Net sales are comprised of gross sales less ex-pected returns, trade discounts, customer allowances and various sales incentives. Although no legal right of return exists between the customer and the Company, it is an industry-wide practice to accept returns from custom-ers. The Company, therefore, records a reserve for re - turns equal to its gross profit on its historical per-centage of returns on its last five months sales.

 Accounts Receivable:

 Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although a finance charge may be ap-plied to receivables that are past due. Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

 Accounts receivable with credit balances have been included as a current liability in "Accounts payable and accrued liabilities" in the accompanying balance sheet.

 Accounts receivable are presented net of an allowance for doubtful accounts of $278,449 and $549,851 as of August
 31, 2004 and November 30, 2003, respectively.

 Shipping and Handling Costs:

 The Company presents shipping and handling costs as part of selling, general and administrative expense and not as part of cost of sales. Freight costs were $2,113,035,and
 $2,302,746 for the nine months ended August 31, 2004 and 2003, respectively.

 Comprehensive Income:

 In accordance with the Financial Accounting Standards
 Board ("FASB"), Statement on Financial Accounting
 Standard No. 130 "Reporting Comprehensive Income", the
 Company is required to report comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

 Reclassifications

 Certain prior year amounts have been reclassified to conform to the 2004 presentation.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -INVENTORIES

   The components of inventory consist of the following:

                                     August 31,       November 30,
                                       2004               2003

   Raw materials                    $3,447,119         $3,746,522
   Finished goods                    2,676,151          1,566,177
                                    $6,123,270         $5,312,699

   At August 31, 2004 and November 30, 2003, the Company had a reserve for obsolescence of $977,904 and $1,153,612, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

   The components of property and equipment consisted of the following:

                                                August 31,      November 30,
                                                  2004              2003

   Machinery and equipment                    $   105,478        $  105,478
   Furniture and equipment                        709,640           676,494
   Transportation equipment                        11,288            10,918
   Tools, dies, and masters                       405,959           347,560
   Leasehold improvements                         291,063           277,366
                                                1,523,428         1,417,816
   Less:  Accumulated
           depreciation and
           amortization                           909,732           689,294

   Property and Equipment - Net               $   613,696        $  728,522

   Depreciation expense for the six months ended August 31, 2004 and 2003 amounted to $220,409 and $239,284, respectively.

NOTE 6 - INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                                August 31,      November 30,
                                                   2004              2003

   Patents and trademarks                        $762,298          $759,394
   Less:  Accumulated
           amortization                           263,263           227,201
   Intangible Assets - Net                       $499,035          $532,193

   Amortization expense for the nine months ended August 31, 2004 and 2003 amounted to $36,091 and $36,017, respectively. Estimated amortization expense for each quarter of the ensuing five years through May 31, 2009 is $12,000.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - DEFERRED ADVERTISING

   In accordance with APB 28, Interim Financial Reporting, the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $1,930,556 is accordingly reflected in the balance sheet for the interim period. This deferral is the result of the Company's $10 million media budget and $5.5 million co-op budget for the year which contemplates lower spending in the 4th quarter than in the other three quarters.

   The table below sets forth the calculation:

                                                    August          August
                                                     2004            2003
                                                 (In Millions)  (In Millions)

  Media advertising budget for
   the fiscal year                                    $10.00        $8.00

  Pro-rata portion for nine months                      7.50        $6.00
  Media advertising spent                               8.99         6.70
  Accrual (deferral)                                 ($ 1.49)      ($.070)


  Anticipated Co-op advertising
    commitments                                      $  5.50        $5.00

  Pro-rata portion for nine months                      4.13         3.75
  Co-op advertising spent                               4.55         4.30
  Accrual (deferral)                                ($   .42)     ($  .55)

 NOTE 8 -ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                        August 31,     November 30,
                                           2004            2003
                                     (In Thousands)   (In Thousands)

  a)Media advertising                   $      *      $       *
  b)Coop advertising                       1,219            607
  c)Accrued returns                        1,123            787
  d)Accrued bonuses                          437            499

  * under 5%

  All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - OTHER INCOME

  Other income consists of the following at August 31:

                                             2004         2003

  Interest and dividend
    income                                 $388,898    $352,572
  Royalty income                             90,053      58,699
  Miscellaneous                              35,125      25,914
                                           $514,076    $437,185


NOTE 10 - NOTES PAYABLE AND SUBORDINATED DEBENTURES

  The Company has an available line of credit of $10,000,000. Interest is calculated at the Company's option, either on the outstanding balance at prime rate minus 1% or Libor plus 150 basis points. The line of credit is unsecured and the Company must adhere to certain financial covenants pertaining to net worth and debt coverage. The Company was not utilizing their available credit line at August 31, 2004 or November 30, 2003.

  On August 1, 2000, the Company repurchased (pursuant to a tender offer) 278,328 shares of its outstanding common stock by issuing subordinated debentures equal to $2 per share, which accrue interest at 6% and are due to mature on August 1, 2005. The interest is payable semi-annually.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

  Litigation

  The Company has been named as a defendant in 13 lawsuits alleging that the plaintiffs were injured as a result of their purchasing and ingesting our diet suppressant containing phenylpropanolamine (PPA), which the Company utilized as its active ingredient in its products prior to November 2000. The lawsuits that were brought against the Company are were for unspecified amounts of compensatory and exemplary damages. Eleven of the suits have been dismissed with prejudice. Outside counsel for the Company believes that the two PPA cases still pending against the Company are defensible. Of the Company's two pending suits, there is a motion pending for the dismissal of one and the other is insured by the Company's liability carrier who is defending the case in order to obtain a decision of dismissal on the merits.

  Dividends

  CCA declared a cash dividend of $0.14 per share payable to all holders of the Company's common stock, $0.07 to shareholders of record on May 1, 2004 payable on June 1, 2004 and $0.07 to shareholders of record on November 1, 2004, payable on December 1, 2004.

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

  Proforma net income and net income per share, as required by SFAS No. 123, have been determined as if we had accounted for all employee stock options granted under SFAS No. 123's fair value method. The proforma effect of recognizing compensation expense in accordance with SFAS
  No. 123 is as follows:

                               Three Months             Nine Months
                             Ended August 31,         Ended August 31,
                            2004           2003          2004        2003

  Net income as
    reported             $1,457,230     $1,287,125    $5,091,575   $4,444,846
  SFAS No. 123 based
    compensation         (    6,974)          -        ( 193,504)        -
  Income tax benefit          2,790           -           77,402         -
  Net income -
    proforma             $1,453,046     $1,287,125    $4,975,473   $4,444,846

  Basic net income
    per share - as
    reported                   $.20           $.18          $.70         $.61
  Basic net income
    per share -
    proforma                   $.20           $.18          $.68         $.61
  Diluted net income
    per shares - as
    reported                   $.19           $.17          $.67         $.59
  Diluted net income
    per share -
    proforma                   $.19           $.17          $.65         $.59
  Weighted average
    shares used in
    computing net
    income and
    proforma net
    income per
    share:
  Basic                   7,340,519      7,276,844     7,314,848    7,211,350
  Diluted                 7,619,540      7,674,234     7,593,220    7,593,596

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 13 - STOCK-BASED COMPENSATION (Continued)

  Proforma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the three months and nine months ended August 31, 2004: a risk-free interest rate of 3.78% and 4.73%; dividend yield of 1.68% and 1.55%; volatility factor of the expected market price of the Company's common stock of 20.32% and 9.74%; and a weighted average life of the options of five or ten years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions.
  Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 14 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

  Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at August 31, 2004 and November
  30, 2003 were as follows:

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

                                   August 31, 2004      November 30, 2003

                                   COST     MARKET       COST       MARKET
  Current:
  Corporate
    obligations               $ 775,000   $  776,612  $  850,860   $  854,466
  Government
    obligations
    (including
    mortgage
    backed
    securities)               2,141,066    2,131,696   1,260,340    1,248,731
  Common stock                  253,134      253,834     304,379      295,538
  Mutual funds                  186,031      127,513     179,320      118,963
  Other equity
    investments                 199,848      211,450     111,750      114,750

      Total                   3,555,079    3,501,105   2,706,649    2,632,448

  Non-Current:
   Corporate
     obligations              5,623,227    5,581,904   5,374,706    5,342,893
   Government obli-
    gations                   3,408,693    3,332,846   4,208,237    4,182,482
    Preferred stock           1,179,495    1,176,952   1,329,495    1,366,036
   Other equity
    investments                    -            -        100,000      100,000
      Total                  10,211,415   10,091,702  11,012,438   10,991,411

      Total                 $13,766,494  $13,592,807 $13,719,087  $13,623,859

                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 -SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

 The market value at August 31, 2004 was $13,592,807 as compared to $13,623,859 at November 30, 2003. The gross unrealized gains and losses were $61,151 and ($234,838) for August 31, 2004 and $89,761 and ($184,989) for November 30, 2003.
 The cost and market values of the investments at August 31, 2004 were as follows:

        COL. A                                      COL. B      COL. C         COL. D         COL.E
                                                                                          Amount at Which
                                                                                         Each Portfolio Of
                                                    Number of                  Market     Equity Security
                                                Units-Principal               Value of    Issues and Each
                                                   Amount of                 Each Issue    Other Security
Name of Issuer and            Maturity  Interest   Bonds and    Cost of      at Balance   Issue Carried in
Title of Each Issue            Date       Rate        Notes    Each Issue    Sheet Date    Balance Sheet

CORPORATE OBLIGATIONS:
GMAC Smartnotes               10/15/05   3.100%    200,000   $  200,000     $   199,652      $   199,652
GMAC Smartnotes               10/15/05   3.150     400,000      400,000         400,180          400,180
GMAC Smartnotes                5/15/05   5.000     175,000      175,000         176,778          176,778
GMAC Smartnotes                6/15/05   3.550     200,000      200,000         200,464          200,464
GMAC Smartnotes                5/15/06   4.050     400,000      400,000         399,852          399,852
GMAC Smartnotes               10/15/06   3.550     250,000      250,000         249,248          249,248
GMAC Smartnotes               12/15/06   3.400     200,000      200,000         198,180          198,180
Household Finance Corp.
 Internotes                   10/15/06   2.750     100,000      100,000          99,391           99,391
Bear Sterns                    2/15/07   2.650     100,000      100,000          98,711           98,711



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
Name of Issuer and          Maturity  Interest    Bonds and     Cost of      at Balance    Issue Carried in
Title of Each Issue          Date       Rate        Notes      Each Issue    Sheet Date      Balance Sheet

CORPORATE OBLIGATIONS (Continued):
Ford Motor Credit             5/22/06   4.750%       250,000 $  250,000     $   254,828       $   254,828
Ford Motor Corp.             10/20/06   4.250        100,000    100,000         101,688           101,688
CIT Group Inc.                1/15/06   4.000        200,000    200,000         202,010           202,010
CIT Group Inc.                3/15/05   3.200        100,000    100,000         100,396           100,396
CIT Group Inc.                7/15/05   2.000        100,000    100,000          99,538            99,538
CIT Group Inc.               10/15/05   2.250        100,000    100,000          99,540            99,540
GE Capital Group
  Internotes                  2/15/06   2.450        250,000    250,000         249,020           249,020
GE Capital Group
  Internotes                  7/15/06   2.150        200,000    200,000         197,108           197,108
GE Capital Group
  Internotes                 10/15/06   2.500        400,000    400,000         395,908           395,908
GE Capital Group
  Internotes                  9/15/06   2.550        150,000    150,000         148,440           148,440
GE Capital Group
  Internotes                  9/15/06   2.350        300,000    300,000         296,592           296,592
GE Capital Group
  Internotes                 10/15/06   2.250        300,000    300,000         295,419           295,419
GE Capital Group
  Internotes                  2/15/07   2.500        200,000    200,000         197,466           197,466
GE Capital Group              3/15/07   2.350        250,000    250,000         245,110           245,110
Citibank Global
  Markets Hldg Inc            3/15/07   2.350        150,000    150,000         147,030           147,030
American General
  Fin. Corp.                  8/15/05   2.050        200,000    200,000         199,436           199,436
American General
  Fin. Corp.                  9/15/06   2.500        100,000    100,000          98,934            98,934
John Hancock Life
  Ins. Co.                    7/15/06   2.250        200,000    200,000         197,724           197,724
John Hancock Life
  Ins. Co.                   10/15/06   2.450        100,000    100,000          98,403            98,403
John Hancock Life
  Ins. Co.                   10/15/06   2.300        200,000    200,000         196,882           196,882
John Hancock Life
  Ins. Co.                    3/15/07   2.350        150,000    150,000         147,851           147,851
General Dynamics Corp.        5/15/06   2.125        150,000    149,706         148,541           148,541
Bank One Corp.
  Global Notes                6/30/08   2.625        125,000    124,363         120,540           120,540
Wells Fargo & Co.             8/25/08   3.120        100,000     99,158          97,656            97,656

                                                              6,398,227       6,358,516         6,358,516


                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 -SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

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
Name of Issuer and            Maturity   Interest   Bonds and    Cost of     at Balance   Issue Carried in
Title of Each Issue             Date       Rate        Notes    Each Issue    Sheet Date    Balance Sheet
GOVERNMENT OBLIGATIONS:
US Treasury Note               7/31/05     1.500%    625,000  $  624,096    $  622,533      $   622,533
US Treasury Note               6/30/05     1.125     200,000     199,524       198,758          198,758
US Treasury Note               5/15/06     2.000     100,000      99,895        99,578           99,578
US Treasury Note               5/15/06     2.000     100,000      99,616        99,578           99,578
US Treasury Note               5/31/05     1.250     375,000     374,550       373,361          373,361
Federal Home Loan Bank         8/21/06     2.590     200,000     200,000       199,626          199,626
Federal Home Loan Bank         7/24/08     2.125     100,000     100,000       100,000          100,000
Federal Home Loan Bank         7/28/06     2.189     200,000     199,000       198,376          198,376
FNMA                           5/15/06     2.250     200,000     198,772       199,250          199,250
FHLB                           6/19/06     2.260     250,000     249,380       248,673          248,673
FHLMC                         11/15/17     4.375     200,000     200,000       200,062          200,062
FHLMC                         11/15/09     3.000     250,000     250,000       249,418          249,418
FNMA                           8/15/12     4.000     250,000     250,000       250,078          250,078
FNMA                          12/10/17     3.000     150,000     150,000       150,329          150,329
FNMA                           9/24/07     3.000     200,000     200,000       199,438          199,438
Tennessee Valley
  Authority
  Power Bonds                   5/1/29     6.500      26,000     688,530       634,660          634,660
Tobacco Settlement Fin
  Corp. N                       6/1/15     5.000     200,000     198,500       178,780          178,780
NJ Turnpike Authority           1/1/30     1.050     325,000     325,000       325,000          325,000
Port Authority NY & NJ
  Cons 88th SR BE              10/1/04     4.500     225,000     238,789       225,565          225,565

CLOSED END MUNICIPAL BONDS/MUTUAL FUNDS:
Muniyield New Jersey Insd Frd Inc.                     6,500      96,905        96,460           96,460
Muniholdings New Jersey Insd FD Inc.                   6,900      94,549       102,189          102,189
Nuveen New Jersey Invt Quality Municipal Fund          6,200      95,162        96,518           96,518
Nuveen New Jersey Prem Inc Municipal Fund              5,200      78,639        80,340           80,340
Van Kamp Amer Cap Inv Gr NJ                            4,800      80,502        79,920           79,920
Blackrock New Jersey Municipal Inc.                    6,000      87,989        85,620           85,620
Eaton Vance New Jersey Municipal Inc.                  5,600      85,506        86,016           86,016
Nuveen New Jersey Dividend Advantage                   5,700      84,855        84,417           84,417

                                                               5,549,759     5,464,543        5,464,543

                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

 COL. A                                                    COL. B       COL. C            COL. D          COL. E
                                                                                                     Amount at Which
                                                                                                     Each Portfolio Of
                                                        Number of                         Market      Equity Security
                                                      Units-Principal                    Value of     Issues and Each
                                                         Amount of                     Each Issue      Other Security
Name of Issuer and              Maturity    Interest    Bonds and      Cost of         at Balance     Issue Carried in
Title of Each Issue               Date        Rate        Notes       Each Issue       Sheet Date      Balance Sheet
EQUITY:
Preferred Stock:
  Public Income NTS
    General Electric
    Cap Corp.                    11/15/32     6.100%       14,800    $  379,495       $  375,772       $  375,772
  Merrill Lynch Trust             9/30/08     7.280         6,000       150,000          161,400          161,400
  Corporate Backed
    Trust Certificates
    For AIG
    Sun America                   5/17/07     6.700         6,000       150,000          157,200          157,200
  Morgan Stanley Cap Tr           7/15/33     5.750         4,000       100,000           94,240           94,240
  ABN AMRO Cap Fund                7/3/08     5.900         2,000        50,000           47,480           47,480
  JP Morgan Chase Cap
    IX                            6/15/33     5.875         2,000        50,000           48,460           48,460
  Wells Fargo Cap Tr
    VIII                           8/1/33     5.625         8,000       200,000          192,480          192,480
  Lehman Cap Trust IV            10/31/52     6.375         4,000       100,000           99,920           99,920

                                                                      1,179,495        1,176,952        1,176,952


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
Title of Each Issue            Date       Rate        Notes    Each Issue    Sheet Date      Balance Sheet
EQUITY (Continued):
Common Stock:
   DTE Energy Co.                                     1,200  $    51,649     $   49,584      $   49,584
   Consolidated Edison Inc.                           3,800      153,485        160,360         160,360
   Progress Energy Inc.                               1,000       48,000         43,890          43,890

                                                                 253,134        253,834         253,834
Mutual Funds:
  Dreyfus Premier Limited
    Term High Income CL B                        16,918.190      186,031        127,512         127,512

Other Equity Investments:
  Aberdeen Asia Pacific
    Income Fund                                           4      100,000        100,000         100,000
  Enterprise Production Partners LP                   5,000       99,848        111,450         111,450
                                                                 199,848        211,450         211,450

                                                             $13,766,494    $13,592,807     $13,592,807

                        CCA INDUSTRIES, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION

                            (UNAUDITED)


  For the three-month period ended August 31, 2004, the Company had revenues of $16,696,391 and net income of $1,457,230 after a provision for taxes of $957,251. The Company increased its advertising budget by $750,000 for the quarter over and above its estimated merchandising and media expenses that it had contemplated at the beginning of the year. Last year, for the August 31 quarter, the Company had $12,852,537 of revenue and net income of $1,287,125. This represents a 30% and 13% improvement in revenues and net income, respectively. Gross margins decreased slightly from 68.4% to 67.3%. Selling, general and administrative (SG&A) expenses increased to $4,739,038 from $4,195,547, as a result of an increase in staff and sales commissions.

  For the three month period ending August 2004, advertising, cooperative and promotional allowance expenditures were $3.90 million. Last year, for the same three-month period ending August 31, 2003, they were $2.40 million. Advertising expenditures were 23.8% of sales compared to 18.9% last year. Since both co-op advertising and promotions have a material effect on the Company's operation, the Company attempts to anticipate its advertising and promotional commitments as a percent of gross sales in order to control its effect on its net income. In accordance with APB No. 28, Interim Financial Reporting, the Company expenses its advertising and related costs proportionately over the interim periods based on its total expected cost per its various advertising programs. Consequently, a deferral of $1.5 million for media expense and $0.4 million for co-op expenditures for the nine month period is reflected in the balance sheet. The Company deferred $0.7 million of media costs in the prior year for the nine-month period. The deferral is the result of the Company's final current year's $10.0 million media budget which was amended from $9 million on August 2, 2004 for the entire current year. These deferrals were predicated on substantially lower spending in the third and fourth quarters. Co-op expenditures are budgeted at $5.5 million for the year. Specifically, the Company spent $9.0 million for media advertising in the nine months and $4.6 million for co-op advertising. The difference between the actual expense and the budgeted expense is deferred or accrued over the subsequent three month period, and by the end of the year will be fully expensed.

  For the nine month period ended August 31, 2004, the Company had revenue of $48,123,126 and a net income of $5,091,575 after a provision for income taxes of $3,327,895. In the prior year's period, the Company had revenues of $42,978,569 and net income of $4,444,846 after a provision for income taxes of $2,844,562. Gross profit margins for the nine-month period ending August 31, 2004 decreased from 67.6% in the prior year to 66.2%.

  For the nine month period ended August 2004, advertising, cooperative and promotional allowance expenditures were $9,819,958 as compared to $7,760,818 for the nine-month period ending August 31, 2003. The Company budgeted a national advertising expenditure for the current year at $10 million up from $8 million the prior year and budgeted co-op and promotions from $5 million to $5.5 million allocated over the current fiscal year. The co-op and promotion allowance increases were partially reversed by co-op advertising credits previously accrued in the prior year not taken by our customers because the proposed promotion did not consummate. The reversed credits were allocated over the current fiscal year. Current advertising expenditures were 20.6% of sales versus 18.2% last year.

                        CCA INDUSTRIES, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION

                            (UNAUDITED)

  For the nine-month period ending August 31, 2004, research and development expenses were $666,755 compared to $661,250 last year.

  The Company's financial position as of August 31, 2004 consists of current assets of $24,820,793 and current liabilities of $8,226,905 or a current ratio of 3:1. In addition, shareholders' equity increased from $23,344,540 to $27,338,628 primarily due to net income earned during the period.

  All of the Company's investments are classified as available for sale. Investments with a maturity date greater than one year from August 31, 2004 are presented as long-term investments. Assuming these long-term investments can be sold and turned into liquid assets at any time, it would result in a current ratio of 4.2:1.

  The Company generated $2.5 million in cash from operations due to the nine month net income of $5.09 million, a $1.4 million increase in accounts payable, a $700,000 net increase in income taxes due and a decrease in prepaid income taxes of $237,000, and $420,000 non-cash expenses included in net income. Cash decreased due to an inventory increase of $0.8 million, an increase in the Company's accounts receivable of $2.7 million, and an increase in deferred advertising of $1.9 million. All increases in deferred advertising, accounts receivable, inventory and accounts payable are "normal" seasonal increases.

  The $2.5 million cash generated by operations, however, was partially used to pay dividends of $891,000, and for the acquisition of equipment of $108,000. The Company paid after netting purchases and sales of marketable securities $57,000, leaving the Company with $1.46 million increase in cash.


ITEM  3.     QUANTITATIVE AND QUALITATIVE
             DISCLOSURE ABOUT MARKET RISK

The Company's financial statements record the Company's investments under the "mark to market" method (i.e., at date-of-statement market value). The investments are, categorically listed, in "Common Stock", "Mutual Funds", "Other Equity", "Preferred Stock", "Government Obligations" and "Corporate Obligations". $465,284 of the Company's $13,592,807 portfolio of investments (approximate, as at August 31, 2004) is invested in the "Common Stock" and "Other Equity" categories, and approximately $1,176,952 in that category are Preferred Stock holdings. Whereas the Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions; therefore, the Company does not believe that its investment-market risk is material.

ITEM 4.   CONTROLS AND PROCEDURES

   With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2004.

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

           (31.1) Certification of Chief Executive Officer pursuant to Rule 13a-14(a)*

           (31.2) Certification of Chief Financial Officer pursuant to Rule 13a-14(a)*

           (32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350*

           (32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350*

           * Filed herewith.

           (b) Reports on Form 8-K.

               Current report on Form 8-K furnished April 7, 2004 and August 3, 2004 pursuant to Item 5 (Other Events).

                              SIGNATURES




 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:

                       CCA INDUSTRIES, INC.



                   By:
                               David Edell, Chief Executive Officer



                   By:
                               Ira W. Berman, Chairman of the Board

                                                   Exhibit 11



                 CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   COMPUTATION OF EARNINGS PER SHARE

                              (UNAUDITED)

                                   Three Months Ended    Nine Months Ended
                                       August 31,           August 31,

                                    2004       2003       2004        2003

Weighted average shares
  outstanding - Basic             7,340,519  7,276,844  7,314,848   7,211,350
Net effect of dilutive
  stock options--based
  on the treasury stock
  method using average
  market price                      279,021    397,390    278,372     382,246

Weighted average shares
  outstanding - Diluted           7,619,540  7,674,234  7,593,220   7,593,596

Net income                       $1,457,230 $1,287,125 $5,091,575  $4,444,846

Per share amount
  Basic                                $.20       $.18       $.70        $.61
  Diluted                              $.19       $.17       $.67        $.59

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

Date:
                                    /s/--------------------------------
                                       David Edell
                                       Chief Executive Officer

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

Date:                                    /s/--------------------------
                                            John Bingman
                                            Chief Financial Officer

                                                                    Exhibit 32.1



          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
              AS ADOPTED PURSUANT TO SECTION 906 OF THE
                     SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of CCA Industries, Inc. (the "Registrant") on Form 10-Q for the quarterly period ended August 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Edell, Chief Executive Officer of the Registrant, certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

      (1) The Report, to which this certification is attached, fully complies with the requirements of section 13(a) of the Securities Exchange Action of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




Date:
                           /s/          --------------------------
                                        David Edell
                                        Chief Executive Officer

                                                               Exhibit 32.2




        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
              AS ADOPTED PURSUANT TO SECTION 906 OF THE
                     SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CCA Industries, Inc. (the "Registrant") on Form 10-Q for the quarterly period ended August 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Bingman, Chief Financial Officer of the Registrant, certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:


      (1) The Report, to which this certification is attached, fully complies with the requirements of section 13(a) of the Securities Exchange Action of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



Date:
                                 /s/          --------------------------
                                              John Bingman
                                              Chief Financial Officer