Form 10-K
period 2004-11-30
CCA INDUSTRIES INC
filed 2005-02-17
CIK 721447

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K


        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Fiscal Year Ended               Commission File Number
    November 30, 2004                           2-85538-B


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

The aggregate market value of the voting stock held by non-affiliates of the Registrant (i.e., by persons other than officers and directors of the Registrant), at the closing sales price $7.75 on May 31, 2004, was as follows:


Class of Voting Stock                             Market Value

5,366,338 shares; Common
Stock, $.01 par value                             $41,589,120

     On November 30, 2004 there was an aggregate of 7,044,194 shares of Common Stock and Class A Common Stock of the Registrant outstanding.

                      CROSS REFERENCE SHEET
                                        Headings in this Form
Form 10-K                               10-K for Year Ended
Item No.                                November 30, 2004

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

9A. Control and Procedures              Control and Procedures

10. Directors and                       Directors and Executive
    Executive Officers                  Officers
    of the Registrant

                                        Headings in this Form
Form 10-K                               10-K for Year Ended
Item No.                                November 30, 2004

11. Executive Compensation              Executive Compensation

12. Security Ownership                  Security Ownership
    of Certain Beneficial               of Certain Beneficial
    Owners and Management               Owners and Management

13. Certain Relationships               Certain Relationships
    and Related Transactions            and Related Transactions

14. Principal Accountant Fees           Principal Accountant Fees
    and Services                        and Services

15. Exhibits, Financial                 Exhibits, Financial
    Statement Schedules,                Statement Schedules,
    and Reports on Form                 and Reports on Form
    8-K                                 8-K

                        TABLE OF CONTENTS
Item
                                                           Page

PART I

     1. Business.............................................1
     2. Property.............................................6
     3. Legal Proceedings....................................6
     4. Submission of Matters to a Vote of Security Holders..7

PART II

     5. Market for the Company's Common Stock and Related
        Shareholder Matters..................................8
     6. Selected Financial Data.............................10
     7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............11
     7A.Quantitative And Qualitative Disclosure About
          Market Risk...................................... 16
     8. Financial Statements and Supplementary Data........ 16
     9. Changes In and Disagreements with Accountants On
          Accounting and Financial Disclosure.............. 17
   9A.  Controls and Procedures............................ 17

PART III

     10. Directors and Executive Officers...................18
     11. Executive Compensation.............................20
     12. Security Ownership of Certain Beneficial Owners and
          Management........................................26
     13. Certain Relationships and Related Transactions.....27
     14. Principal Accountant Fees and Services.............27

PART IV

     15. Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K......................................29

                             PART I
Item 1. BUSINESS

     (a) General

     CCA INDUSTRIES, INC. (hereinafter, "CCA" or the "Company") was incorporated in Delaware in 1983.

     The Company operates in one industry segment, in what may be generally described as the health-and-beauty aids business, selling numerous products in several health-and-beauty aids and cosmeceutical categories. All of the Company's products are manufactured by contract manufacturers, pursuant to the Company's specifications and formulations.

     The Company owns registered trademarks, or exclusive licenses to use registered trademarks, that identify its products by brand-name. Under most of the brand names, the Company markets several different but categorically-related products.
The principal brand and trademark names include "Plus+White"
(oral health-care products) which includes "Booster," "Sudden Change" (skin-care products), "Nutra Nail" and "Power Gel" and "Nutra Nail 60" (nail treatments),"Bikini Zone" (pre and after-shave products), "Mega - T" Green Tea and "Mega G" Grapefruit (dietary products),
"Mega - T" chewing gum (anti-oxidant dietary product), Hair Off" (depilatories), "IPR" (foot-care products), "Solar Sense" (sun-care products), "Wash 'N Curl" (shampoos), "Cherry Vanilla" (perfumes), "Scar Zone" (scar diminishing cream), and "Denise
Austin, Skin Fit For Life,"  skin care products.

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

     The Company's net-revenues in fiscal 2004 were $61,518,000. Gross profits were $40,147,000. International sales accounted for approximately 2% of sales. The Company experienced a net profit of $ 5,797,000 for the current fiscal year. Net worth at November 30, 2004, was $ 23,522,000 despite the repurchase of 500,000 shares of the Company's common stock on October 5, 2004 from Officers/Directors David Edell and Ira W. Berman1. (See Certain Relationships and Related Transactions.)

     Including the principal members of management (see Directors and Executive Officers), the Company, at November 30, 2004, had
153 sales, administrative, creative, accounting, receiving, and warehouse personnel in its employ.

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

     The Company sells its products to approximately 365 accounts, most of which have numerous outlets. Approximately
40,000 stores carry at least one Company product (SKU).

     During the fiscal year ended November 30, 2004, the Company's largest customers were Wal-Mart (approximately 34 % of net sales), Walgreen (approximately 11%), McLane, Rite Aid, and CVS, (approximately 9%, 7%, and 7%, respectively). The loss of any of these principal customers, or substantial reduction of sales revenues realized from their business, could materially and negatively affect the Company's earnings.

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

     (d) "Wholly-Owned" Products

     The majority of the Company's sales revenues are from sales of the Company's "wholly-owned" product lines (i.e., products sold under trademark names owned by the Company, and not subject to any other party's interest or license), which included principally "Plus+White", "Sudden Change", "Wash `N Curl", "Bikini Zone", "Mood Magic", "Mega -T", "Cherry Vanilla", and "Scar Zone".

     (e) All Products

     Health and beauty, cosmetic and fragrance and over the counter products accounted for approximately 62%, 12% and 26%, respectively, of the Company's net-sales revenues during fiscal
2004.

     (f) License-Agreements Products

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

     The Alleghany Pharmacal License required the Company (a) to pay royalties of 6% per annum on net sales of "Pro-Perm" hair-care products, the PPA-based and now discontinued dietary-product "Permathene", "IPR" foot-care products, "Nutra-Nail" nail-enamel products, and "Hair-Off" depilatories; and (b) to pay 1% royalties on net sales of a "Hair-Off" mitten that is a depilatory-product accessory, and "Nutra Nail 60", a fast-acting nail enamel, and "Nutra Nail Power Gel."

     The Company had been required to pay not less than $360,000 per annum in order to maintain exclusive rights under the Alleghany Pharmacal License. (Royalties have always exceeded the minimum; but, if they did not, the Company would be entitled to maintain exclusive license rights by electing to pay the 'difference.' At the same time, the Company would not be required to pay any fee in excess of royalties payable in respect of realized sales if sales did not yield 'minimum royalties' and the Company chose in such circumstance to concede the license rights.)

     The Alleghany Pharmacal License agreement provides that if, and when, in the aggregate, $9,000,000 in royalties has been paid thereunder, the royalty-rate for those products now 'charged' at 6% will be reduced to 1%. The Company paid an aggregate of $9,000,000 in royalties to Allegheny in April 2003. Commencing May 1, 2003, the license royalty was reduced to 1%.

     The products subject to the Alleghany-Pharmacal License accounted for approximately $10,903,000 or 18 % of total net sales in the fiscal year ended November 30, 2004. "Nutra Nail" and the "Hair-Off" depilatory were the leaders among all of the Company's license-agreement products, producing approximately 9 % and 8 %, respectively, of net sales.

          ii. Solar Sense, Inc.

     CCA commenced the marketing of its sun-care products line following a May 1998 License Agreement with Solar Sense, Inc. (the "Solar Sense License"), pursuant to which it acquired the exclusive right to use the trademark names "Solar Sense" and "Kids Sense" and the exclusive right to market mark-associated products. The Solar Sense License requires the Company to pay a royalty on net sales of said licensed products until $1 million total royalties are paid. CCA realized approximately $ 1,852,000 in net sales of sun-care products in 2004, and paid or accrued Solar Sense the royalty payment in excess of the minimum requirements necessary to maintain the license.

          iii. The Nail Consultants Ltd.

     In October of 1999, the Company entered into a License Agreement with The Nail Consultants, Ltd. for the use of an activator invented in connection with a method for applying a protective covering to fingernails. The Company's License Agreement with The Nail Consultants, Ltd. is for the use of the method and its composition in a new product kit packaged and marketed by CCA under its own name, "Nutra Nail Power Gel". The Company is required to pay a royalty of net sales of all
products sold under the license, by the Company.   Net sales were
approximately $1,732,000 in 2004, and the Company paid or accrued the Nail Consultants the prescribed royalty. 5.66

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

     The Company is required to pay a royalty of net sales payable quarterly. The Company is required to pay a minimum royalty annually. The royalty will continue until the Patent expires or an aggregate of $3,500,000 is paid to Licensor. Until that time, Licensee has no liability to meet minimum royalty requirements except to maintain its rights under the License Agreement. In fiscal 2004, the net sales were $ 1,394,000, and the Company paid or accrued all royalties.

          v. Dr. Stephen Hsu - Green Tea

     Stephen Hsu, PhD., research faculty member of the Medical College of Georgia, entered into an agreement with the Company on March 10, 2004, to create green tea skin care products based on his years of research related to the various uses of green tea anti-oxidants for skin care problems.

     Dr. Hsu collaborated with Drew Edell, Vice-President of Research and Development for the Company, to create and file a patent application for a special anti-oxidant green tea serum to be used for topical skin application. The patent was filed in November 2004.

     Dr. Hsu will be entitled to a commission on the net factory sales of all of the Company's products using the green tea serum created exclusively for the Company. The special anti-oxidant green tea serum will be included in the new Denise Austin "Skin Fit For Life" skin care line.

     vi. Mega -T Green Tea Chewing Gum and Mints

     On May 18, 2004, The Company entered into a license agreement with Tea-Guard, Inc. to manufacture and distribute Mega
-T Green Tea chewing gum and Mega -T Green Tea mints.  Dr.
Stephen Hsu created both formulations under special arrangements with Tea-Guard, Inc. (not related to the Company).

     The license agreement requires the Company to pay a minimum royalty in order to maintain its exclusivity for the sale of the products and to continue marketing the products so long as the minimum requirements are met and until royalties have aggregated to $10,000,000

     The Company commenced sales of the Mega -T Green Tea Chewing
Gum in July 2004.  From July to the November 30, 2004 year-end,
The Company realized approximately $1,149,000 of net sales for the gum.

     vii. Denise Austin "Skin Fit For Life" skin care line

     On July 14, 2004, the Company entered into a license agreement with Denise Austin, a well known, respected fitness expert. Under the agreement and on the Company's behalf, Ms. Austin and Dr. Stephen Hsu are working together to create a special green tea anti-oxidant line of signature skin care products called the Denise Austin "Skin Fit For Life" skin care line.

     The license agreement requires the Company to pay a minimum royalty in order to maintain the exclusive use of the name, "Denise Austin" to manufacture and sell a special line of skin care and cosmetic products. The license will continue so long as minimum royalty payments are met. The initial sales of the skin care anti-oxidant skus are targeted for the first week in February 2005.

     viii.     Other Licenses

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

     The lease requires the Company to pay for additional expenses, Common Area Maintenance ("CAM"), which includes real estate taxes, common area expense, utility expense, repair and maintenance expense and insurance expense. For the year ended November 30, 2004, CAM was $121,692.

Item 3. LEGAL PROCEEDINGS

     The only material legal proceedings outstanding as of November 30, 2004 were related to the Company's diet suppressant products containing phenylpropanolamine ("PPA"). There were approximately eleven suits pending in 2002. Reference is made to Forms 8K filed on May 22, 2002 and November 20, 2002 for the background and the insurance issues relative thereto. Three additional 8Ks have been filed: one on October 29, 2003, one on November 24, 2003 and one on December 11, 2003. Two additional 8Ks were filed in 2004, one on April 7, 2004 and one on August 3, 2004. Eleven of the suits have been dismissed with prejudice with two remaining. One suit is in the process of being dismissed. The remaining suit is insured and is being defended by the Company's insurance carrier.

     There are approximately 5,000 suits that have been brought against the numerous pharmaceutical companies that have been engaged in distributing and/or manufacturing PPA products.
Almost all have been referred to the United States District Courts in the Western District of Washington (MDL 1407). Outside counsel for the Company believes that the two PPA cases still pending against the Company are defensible. Of the Company's two pending suits, one is insured by the Company's liability carrier. However, there can be no assurance that the current PPA litigation will not have a material adverse effect upon the Company's operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 16, 2004, the Company held its annual meeting of shareholders. The actions taken, and the voting results thereupon, were as follows:

     (1) David Edell, Ira W. Berman, Jack Polak, and Stanley Kreitman were elected as directors by the holders of Class A Common Stock. (No proxy was solicited therefore, whereas Messrs. Berman and Edell own 100% of the Class A Common Stock, and they proposed themselves, Mr. Polak and Mr. Kreitman.)

     (2) As proposed by Management, Dunnan Edell, Robert Lage and
Gio Batta Gori, Ph.D., were elected as directors by the holders of the Common Stock.

     (3) The Board's appointment of Sheft Kahn & Company LLP as the Company's independent certified public accountants for the 2004 fiscal year was approved.

     The Company has not submitted any matter to a vote of security holders since the 2004 Annual Meeting.

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

     The range of high and low sales prices of the Common Stock during each quarter of its 2004, 2003 and 2002 fiscal years was as follows:

     Quarter Ended          2004            2003           2002
     February 29      $  9.35 - $ 6.70  $3.80 - $1.70  $1.73 - $1.25
     May 31           $  8.70 - $ 7.20  $5.43 - $3.05  $1.74 - $1.38
     August 31        $ 10.80 - $ 6.75  $8.69 - $5.10  $2.00 - $1.55
     November 30      $ 11.30 - $ 7.00  $8.50 - $6.60  $1.99 - $1.55

     The high and low prices for the Company's Common Stock, on February 1, 2005 were $13.47 to $13.20 per share.

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


     As at November 30, 2004, there were approximately 200 individual shareholders of record of the Company's common stock. (There are a substantial number of shares held of record in various street and depository trust accounts, which represent approximately 1,000 additional shareholders.)

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

     On December 13, 2003, the Board of Directors declared a $0.14 per share dividend for fiscal 2004, $0.07 payable to all shareholders of record May 1, 2004 payable on June 1, 2004 and $0.07 payable to all shareholders of record November 1, 2004 payable on December 1, 2004.


     On June 16, 2004, the Board of Directors declared a 2% stock dividend payable to all shareholders of record on November 1, payable December 1, 2004.

     On January 11, 2005, the Board of Directors declared a $0.16 per share dividend for fiscal 2005, $0.08 payable to all shareholders of record May 1, 2005 payable on June 1, 2005 and $0.08 payable to all shareholders of record November 1, 2005 payable on December 1, 2005.

Item 6. SELECTED FINANCIAL DATA
                                                     Year Ended November 30,
                           2004            2003       2002           2001         2000
Statement of Income
  Sales                $60,667,562    $54,145,480 $45,241,493    $41,364,648  $36,990,170
  Other income             850,196        591,271     439,481        338,883      186,284

                        61,517,758     54,736,751  45,680,974     41,703,531   37,176,454
Costs and Expenses
 (excluding special
 charge)                52,143,479     46,239,853  40,645,418     38,522,778   36,658,875
Income Before Special
 Charge and Provision
 for Income Taxes        9,374,279      8,496,898   5,035,556      3,180,753      517,579

Special Charge                -             -            -              -     ( 1,500,000)

Net Income (Loss)        5,796,663      5,252,131   3,074,353      2,014,369  (   654,510)

Earnings (Loss) Per Share:
  Basic                  $     .78      $     .71    $    .42      $     .29  ($      .09)
  Diluted                $     .75      $     .68    $    .40      $    . 26  ($      .09)

Weighted Average Number
  of Shares Outstanding   7,399,472     7,372,232   7,241,751      7,031,097    7,296,073

Weighted Average Number
 of Shares and Common Stock
 Equivalents Outstanding  7,680,781     7,768,361   7,731,58       7,676,680    7,296,073

Balance Sheet Data:                              As At November 30,
                            2004            2003        2002          2001         2000
Working Capital         13,562,389      11,565,685   $11,264,206  $10,236,977   $12,361,305
Total Assets            31,556,577      29,839,216    24,805,064   20,598,917    20,312,056
Total Liabilities        8,034,530       6,494,676     5,969,641    4,674,278     6,345,508
Total Stockholders'
   Equity (1)(2)        23,522,047      23,344,540    18,835,423   15,924,639    13,966,548


(1) On June 16, 2004, The Company declared a 2% stock dividend payable to all shareholders of record on November 1, payable December 1, 2004.

On January 11, 2005, the Board of Directors declared a $.16 dividend.  $0.08 payable to all shareholders of record May 1, 2005 payable on June 1, 2005 and $0.08 payable to all shareholders of record November 1, 2005 payable December 1, 2005.

(2) On October 3, 2004, The Company repurchased 500,000 shares of its common stock at $8.99 per share from management. (See Certain Relationships and Related Transactions.

*Adjusted for 2% stock dividend in 2004.

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

Comparison of Results for Fiscal Years 2004 and 2003

     The Company's revenues increased from $54,736,751 in fiscal 2003 to $61,517,758 in the current fiscal year. Gross profit margins remained at 66% this year compared to 66% as they were last year. Net income was $5,796,663 as compared to $5,252,131 in fiscal 2003. In accordance with GAAP, the Company reclassified certain advertising expenditures as a reduction of sales rather than report them as advertising expenses. The reclassification is the adoption by the Company of the EITF 90-16 GAAP standard. The reclassification reflects a reduction in sales for the years ended November 30, 2004 and 2003 by $2,005,596 and $1,760,308, respectively. The reclassification reduces the gross profit margin but does not affect the net income.

     For the current fiscal year, advertising, cooperative and promotional allowance expenditures were $13,118,784 as compared to $10,328,695 in fiscal 2003. Advertising expenditures were 21.6% of sales vs. 19.1% last year. SG&A expenses increased 5% to $17,577,032 from $16,753,269 in 2003. The increase was due mainly to SG&A expenses, which vary in relation to additional sales volume (i.e. payroll, freight-out, royalties, etc.). Sales returns and allowances increased to 9.2% of gross sales from 8.5% last year. Research and development expenses decreased to $876,665 this year from $884,425 last year.

     During fiscal 2004, a major drug chain entered into an agreement to be acquired by another major drug chain. The decrease in their orders caused revenue to decrease approximately
$1,563,000 from the prior year.


     On November 26, 2004, the Company sold 1,125 shares of K-
Mart Holding Corp, (the shares received in distribution in the K-
Mart Chapter 11 proceedings) in the gross amount of $159,483.

Comparison of Results for Fiscal Years 2003 and 2002

     The Company's revenues increased from $45,680,974 in fiscal 2002 to $54,736,751 in the fiscal 2003. Gross profit margins remained at 66% in the fiscal 2003 as they were in the fiscal 2002. Net income was $5,252,131 as compared to $3,074,353. In accordance with GAAP, the Company reclassified certain advertising expenditures as a reduction of sales rather than report them as advertising expenses. The reclassification is the adoption by the Company of the EITF 90-16 GAAP standard. The reclassification reflects a reduction in sales for the years ended November 30, 2003 and 2002 by $1,760,308 and $1,169,775,
respectively. The reclassification reduces the gross profit margin but does not affect the net income.

     For the 2003 fiscal year, advertising, cooperative and promotional allowance expenditures were $10,328,695 as compared to $9,239,249 in fiscal 2002. Advertising expenditures were 19.1% of sales vs. 20.4% in 2002. SG&A expenses increased 8.8% to $16,753,269 from $15,389,528 in 2002. The increase was due mainly to SG&A expenses, which vary in relation to additional sales volume (i.e. payroll, freight-out, royalties, etc.). Sales returns and allowances decreased to 8.5% of gross sales from 10.4% fiscal 2002. Research and development expenses increased to $884,425 in the fiscal 2003 from $741,974 in fiscal 2002

     On January 22, 2002, K-Mart filed for bankruptcy under Chapter XI. As at November 30, 2002, after adjustments for charge-backs, there was $256,236 due and outstanding for pre-petition receivables for which the Company had set up a reserve of $230,612 (90%). The Company's sales to K-Mart during 2003, all post-petition, were $1,222,8421. As at November 30, 2003, after K-Mart emerged from bankruptcy, all receivables from K-Mart
as debtor-in-possession were current.    In fiscal 2003, the
Company wrote off the $230,000 pre-petition receivables and reduced the reserve accordingly.

Liquidity and Capital Resources

     As at November 30, 2004, the Company had working capital of $13,562,389 as compared to $11,565,685 at November 30, 2003.
The ratio of total current assets to current liabilities is
2.7 to 1 as compared to a ratio of 2.9 to 1 for the prior year. Both the working capital and the current ratio would have been significantly higher if the Company hadn't purchased, on October 5, 2004, an aggregate of 500,000 shares of the Company's common stock at $8.99 per share from officers/directors, David Edell and Ira W. Berman respectively. Stockholders' equity increased to $23,522,047 from $23,344,540 primarily due to the income from operations despite the repurchase of the 500,000 shares.

     The Company's cash position and short-term investments at year-end was $5,094,968, up from $3,839,235 as at November 30, 2003. The increase is due to the liquidation of some of the Company's short-term and long-term securities. In December 2003, the Company declared a $.14 dividend for shareholders of record in May and November 2004, which reduced the Company's cash position by approximately $890,000.


     Inventories were $6,048,000 vs. $5,312,699, and accounts receivable were $8,677,984 vs. $6,604,982. Current liabilities are $8,023,805 vs. $5,982,267 in the prior year. At year-end, the Company had long and short-term triple A investments and cash of $13,947,166 as compared to $14,830,646. As of November 30, 2004, the Company was not utilizing any of the funds available under its $10,000,000 unsecured credit line.

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

Contractual Obligations

     The following table sets forth the contractual obligations in total for each year of the next five years as at November 30, 2004. Such obligations include the current lease for the Company's premises, written employment contracts and License Agreements.

                      2005        2006        2007       2008       2009
Lease on Premises (1) 449,376    449,376    449,376    449,376    449,376

Royalty Expense(2)    606,000    606,000    606,000    606,000    606,000
Employment
  Contracts (3)     2,194,772  2,294,959  2,401,156  1,988,726  2,108,049
Total Contractual
  Obligations       3,250,148  3,350,335  3,456,532  3,044,102  3,163,425

(1) The Lease is a net, net lease requiring a yearly rental of $327,684 plus Common Area Maintenance "CAM". See Section Part I,
  Item 2. The rental provided above is the base rental and estimated CAM. CAM for 2004 was $121,692. The figures above do not include adjustments for the CPI. The lease has an annual CPI adjustment of 3%, not to exceed 15% cumulative for five years.

(2) See Section Part I, Item 1(e). The Company is not required to pay any royalty in excess of realized sales if the Company chooses not to continue under the license. The figures set forth above reflect estimates of the royalty expense anticipated minimum requirements to maintain the licenses under the various contracts for the licensed products based on fiscal 2004 sales. Royalty expense includes Alleghany Pharmacal, Solar Sense, Hugger Corporation, Nail Consultants, Tea-Guard, Inc., Stephen Hsu,
  PhD, and Denise Austin.

(3)  The Company has executed Employment Contracts with its
  CEO, David Edell, and its Chairman of the Board, Ira W.
  Berman. The contracts for both are exactly the same.  The
  contracts expire on December 31, 2010.  The contracts provide for a base salary which commenced in 1994 in the amount of $300,000 (plus a bonus of 20% of the base salary), with a year-to-year CPI or 6%, plus 2.5% of the Company's pre-tax income less
  depreciation and amortization (EBITDA).   (The 2.5% measure in
  the bonus provision of the Edell/Berman contracts was amended so as to calculate it against earnings before income taxes, less depreciation, amortization and expenditures for media and cooperative advertising in excess of $8,000,000.) On May 24, 2001, the contract was amended increasing the base salary to $400,000. The figures above include only the base salaries for the five years (plus 20% of the base salary),and adjustment for CPI, and without estimating bonuses, as the bonus is contingent upon future earnings. David Edell's sons, Dunnan Edell and Drew Edell have five-year employment contracts in the amounts of $270,000 and $200,000 respectively, which expire on November 30, 2007 (See Item 11, Summary Compensation Table).
  In July 2003, Dunnan Edell's salary was increased to $300,000 and in January 2004, Drew Edell's salary was increased to $225,000.

Dunnan Edell is a director and during fiscal 2003 was appointed
President of the Company and Chief Operating Officer. Drew Edell is the Vice President of Operations and Research, and Product
Development.

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

     Concentration of Risk

     The Company relies on mass merchandisers and major drug chains for the sales of its products. The loss of any one of those accounts could have a substantive negative impact upon its financial operations. During fiscal 2004, a major drug chain entered into an agreement to be acquired by another major drug chain. The decrease in their orders caused revenue to decrease approximately $1,563,000 from the prior year. {See Business - General, Item 1(c)i Marketing.}

     The Company does not manufacture any of its products. All of the products are manufactured for the Company by independent contract manufacturers. There can be no assurance that the failure of a supplier to deliver the products ordered by the Company when requested will not cause burdensome delays in the Company's shipments to accounts. The Company does constantly seek alternative suppliers should a major supplier fail to deliver as contracted. A failure of the Company to ship as ordered by its accounts could cause penalties and/or cancellations.

     There is No Assurance That Business Will Continue to Operate
Profitably.

     In the current year, net sales were $60,667,562. This year, almost all of the products were able to maintain the projected gross profit margins. Net income was $5,796,663. There were no FDA policies that affected the Company's brands. In 2000, the FDA suggested the discontinuance of the Company's over-the-counter drug appetite suppressant products containing PPA. As a result, revenues that year were reduced by $1,245,000 due to returns. In addition, the Company also wrote down $255,000 in inventory causing the Company to incur a loss of $654,510 for the year. This fiscal year, Mega - T and Mega - G dietary supplements, marketed to replace the drug product, had net revenues of $ 16,231,919.

     The Pending Litigations in Connection with the Sale of the Company's Products Containing PPA May Entail Significant
     Uncertainty and Expense.

     As described in "Legal Proceedings" set forth, there were referenced 8Ks filed on May 23, 2002 and November 20, 2002, in which the legal issues were discussed. Currently, there are two remaining cases. One case in Pennsylvania is in the process of being dismissed. The other case pending in Louisiana is fully insured and is being defended by the Company's insurance carrier. All of the other cases have been dismissed with prejudice. As previously advised, it is independent counsel's opinion that the Company has a defensible position in the two remaining lawsuits.

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

     Future Success Depends on Continued New Product Development.

     The Company is not financially as strong as the major companies against whom it competes. The ability to successfully introduce new niche products and increase the growth and profitability of its current niche brand products will affect the business and prospects of the future of the Company and it relies upon the creativity and marketing skills of management.

Item 7A. QUANTITATIVE AND QUALITATIVE
         DISCLOSURE ABOUT MARKET RISK

    The Company's financial statements (See Item 15) record the
Company's investments under the "mark to market" method (i.e., at date-of-statement market value). The investments are categorically listed, in "Common Stock", "Mutual Funds", "Other
Equity", "Preferred Stock", "Government Obligations" and
"Corporate Obligations" (which, primarily, are intended to be held to maturity). $152,656 of the Company's $10,804,936 portfolio of investments (as at Nov. 30, 2004) is invested in the "Common Stock" and "Other Equity" category, and $615,852 are invested in Preferred Stock holdings. Whereas the Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, thus the Company does not believe that its investment-market risk is material.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements are listed under Item 15 in this Form 10-K. The following financial data is a summary of the quarterly results of operations (unaudited) during and for the years ended November 30, 2004 and 2003:

                                        Three Months Ended
Fiscal 2004              Feb. 29       May 31       Aug. 31       Nov. 30

Net Sales             $12,929,465   $18,143,645   $16,535,940  $13,058,512
Total Revenue          13,087,488    18,339,247    16,696,391   13,394,632
Cost of Products Sold   4,849,247     5,852,863     5,413,461    4,405,286
Net Income                836,142     4,646,436     1,457,230      705,088

Earnings Per Share:
  Basic                      $.11          $.38          $.19         $.10
  Diluted                     .11           .36           .19          .09

                                        Three Months Ended
Fiscal 2003               Feb. 28      May 31       Aug. 31       Nov. 30

Net Sales             $12,362,785   $17,439,253   $12,739,346  $11,604,097
Total Revenue          12,515,182    17,610,850    12,852,537   11,758,182
Cost of Products Sold   4,446,827     5,316,313     4,030,837    4,374,551
Net Income                573,626     2,584,095     1,287,125      807,285

Earnings Per Share:
  Basic                      $.08          $.35          $.17         $.11
  Diluted                     .07           .33           .16          .10

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company did not change its accountants within the twenty-four months prior to the date of the most recent financial statements (nor since), and had no reported disagreement with its accountants on any matter of accounting principles or practices.

Item 9A. CONTROLS AND PROCEDURES

     With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2004.

     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) pursuant to preliminary evaluations that the Company believes will materially affect, or are reasonably likely to materially affect, internal control over financial reporting.

     Under Act 404, The Company's fiscal 2005 annual report is required to be accompanied by a "Section 404 Formal Report" by management on the effectiveness of internal controls over financial reporting. Management has commenced preparing a report and reviewing the internal controls in each of the Company's departments. The Company's independent accounting firm is meeting with the Company to review the internal controls' effectiveness in each department. The filing of the Company's November 30, 2005 must contain an opinion by the Company's independent accounting firm on the effectiveness of the Company's internal controls. The Company's officers are currently working to evaluate and confirm that the Company's automated data processing software systems and other procedures are effective and that the information created by the Company's systems adequately confirm the validity of the information upon which the Company relies.

     The Company is taking a thorough review of the effectiveness of its internal controls and procedures, including financial reporting. It is working to strengthen all of its procedures wherever necessary.

     The Company's preliminary review has not identified or required any changes over its internal controls that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting.

                                  PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We have a code of ethics that applies to the Chairman of the Board, Directors, Officers and Employees, including our Chief
Executive Officer and Chief Financial Officer. You can find our code of ethics in Exhibit 14.

     The Executive Officers and Directors of the Company are as follows:

                                                     YEAR OF FIRST
   NAME                   POSITION                 COMPANY SERVICE

David Edell         Chief Executive Officer,
                    Director                                1983

Ira W. Berman       Chairman of the Board
                    of Directors, Secretary,
                    Executive Vice President                1983

Dunnan Edell        President, Chief Operating Officer
                    and Director                            1984

Drew Edell          Vice President-
                    Operations and
                    New Product Development
                    Director                                1983

John Bingman        Chief Financial Officer                 1986

Stanley Kreitman    Director                                1996

Jack Polak          Director                                1983

Robert Lage         Director                                2003

Gio Batta
  Gori, PhD         Director                                2004

     David Edell, age 72, is a director, and the Company's Chief Executive Officer. Prior to his association with the Company, he was a marketing and financial consultant; and, by 1983, he had extensive experience in the health and beauty aids field as an executive director and/or officer of Hazel Bishop, Lanolin Plus and Vitamin
Corporation of America. In 1954, David Edell received a Bachelor of Arts degree from Syracuse University.

     Ira W. Berman, age 73, is the Company's Executive Vice President and Corporate Secretary. He is also Chairman of the Board of Directors. Mr. Berman is an attorney who has been engaged in the practice of law since 1955. He received a Bachelor of Arts Degree (1953) and Bachelor of Law Degree (1955) from Cornell University, and is a member of the American Bar Association.

     Dunnan Edell is the 49 year-old son of David Edell. He is a graduate of George Washington University. He has been a director since 1994, and in fiscal 2003, he was promoted to position of President of the Company and Chief Operating Officer. He joined the Company in 1984 and was appointed Divisional Vice-President in 1986. He was employed by Alleghany Pharmacal Corporation from 1982 to 1984, and by Hazel Bishop from 1977 to 1981.

     Drew Edell, the 47 year-old son of David Edell, is a graduate of Pratt Institute, where he received a Bachelor's degree in Industrial Design. He joined the Company in 1983, and in 1985, he was appointed Vice President of Product Development and Production.

     John Bingman, age 53, received a Bachelor of Science degree from Farleigh Dickenson University in 1973. He worked as a Certified Public Accountant who practiced with the New Jersey accounting firm of Zarrow, Zarrow & Klein from 1976 to 1986.

     Jack Polak, age 92, has been a private investment consultant and a banker since April 1982. He is a certified Dutch Tax Consultant and a member of The Netherlands Federation of Certified Tax Consultants. He was knighted on his 80th birthday by Queen Beatrix of the Netherlands for his untiring efforts on behalf of the Anne Frank Center USA for which he is still actively working as the "Chairman-Emeritus." On May 23, 2004, Hofstra University in Long Island, NY awarded him with an honorary doctorate in humane letters.

     Stanley Kreitman, age 72, has been Vice Chairman of Manhattan Associates an equity investment firm since 1994. He is a director of Medallion Financial Corp. (NASDAQ), Capital Lease Financial Corp.(NYSE), KSW Corp., Geneva Mortgage Corp., and Century Bank. He also serves as Chairman of the New York City Board of Corrections, Nassau County Crime Stoppers, and serves on the board of the Police Athletic League. From 1975 to 1993 he was President of United States Banknote Corp.(NYSE) a securities printer.

     Robert Lage, age 68, is a retired CPA. He became a director in fiscal 2003. He was a partner at Price WaterhouseCoopers Management Consulting Service prior to his retirement in 1997.
He has been engaged in the practice of public accounting and management consulting since 1959. He received a BBA from Bernard Baruch College of the City University of New York in 1958.

     Gio Batta Gori, PhD, 74, was elected as a director in June of 2004. He is president of the Health Policy Center, Bethesda, Maryland, a consulting group in toxicology, epidemiology, nutrition, and related scientific, industrial, and regulatory issues. Advisor to major corporations worldwide, his previous experiences include directing the Franklin Institute Policy Analysis Center, and executive positions at the National Cancer Institute as Deputy Director of the Division of Cancer Causes and Prevention, Director of the Smoking and Health Program, Director of the Diet, Nutrition and Cancer Program. He held earlier positions in the pharmaceutical and biologics industry, and in academia. Recipient of the U.S. Department of Health Education and Welfare Superior Service Award, he is active in toxicology, carcinogenesis, nutrition, tobacco, and environmental issues. He has been a two-term President of the International Society of Regulatory Toxicology and Pharmacology, is a member of scientific societies, fellow of the Academy of Toxicological Sciences, funding and former editor of the journal Nutrition and Cancer, and editor of the journal Regulatory Toxicology and Pharmacology.

Item 11. EXECUTIVE COMPENSATION

     i. Summary Compensation Table

     The following table summarizes compensation earned in the 2004, 2003 and 2002 fiscal years by all of the executive officers whose fiscal 2004 compensation exceeded $100,000, including the Chief Executive Officer (the "Named Officers").


                      Annual Compensation        Long-Term Compensation

                                                             Number
                                                   All      of Shares
                                                  Other     Covered    Other
Name and                                        Annual      by Stock  Long-Term
Principal                                       Compen-      Options   Compen-
Position       Year      Salary        Bonus   sation(1)  Granted(2)  sation

David Edell,    2004    $656,357      $573,543    $38,294        -          0
Chief           2003     619,205       459,240     39,476        -          0
Executive       2002     584,155       332,060     40,152        -          0
Officer

Ira W. Berman   2004    $656,357      $573,543    $24,739        -          0
Secretary and   2003     619,205       459,240     29,499        -          0
Executive       2002     584,155       332,060     27,475        -          0
Vice President

Dunnan Edell,   2004    $312,692      $ 95,000   $  5,305        -          0
President, Chief2003     282,692        50,000      1,931        -          0
Operating       2002     253,172        45,000      7,281        -          0

Drew Edell      2004    $222,596      $ 50,000   $  1,951        -          0
Vice President  2003     200,000        25,000      5,081        -          0
Operations      2002     203,845        25,000      1,178        -          0

John Bingman    2004    $111,980      $ 40,000   $  1,005        -          0
Chief Financial 2003     105,128        25,000      2,696        -          0
Officer         2002      99,843        20,000      3,037        -          0

Joel Last       2004    $167,077      $ 40,900   $    185        -          0
Vice President  2003     160,000        32,000      4,833        -          0
Sale            2002     160,000        15,000      5,984        -          0

Pat Haberman    2004    $156,922      $ 39,625   $  6,000        -          0
Vice President  2003     152,077        31,350      9,278        -          0
Sales           2002     150,000        10,000      9,603        -          0

-------------------------
(1) Includes the personal-use value of Company-leased automobiles, the value of Company-provided life insurance, and health insurance that is made available to all employees.
(2) Information in respect of stock option plans appears below in the sub-topic, Employment Contracts/Executive Compensation
Program.

     ii.  Fiscal 2004 Option Grants and Option Exercises,
                Year-End Option Valuation, Option Repricing

     New options were issued to the Named Officers in fiscal
2004.

     The next table identifies 2004 fiscal-year option exercises by Named Officers, and reports a valuation of their options.


                    Fiscal 2004 Aggregated Option Exercises
                    and November 30, 2004 Option Values


           Number of                 Number of Shares
            Shares                   Covered by Un-        Value of Unexercised
           Acquired    Value         exercised Options    In-the-Money Options
          On Exercise  Realized (1)  at December 1, 2004   at December 1, 2004

David Edell   10,000  $ 80,000             112,500             $1,237,500
Ira W. Berman 30,000  $240,000             112,000             $1,232,000
Dunnan Edell    -         -                 90,000             $  990,000
Drew Edell    75,000  $468,750              15,000             $  165,000
John Bingman    -         -                 10,000             $   29,000
Stanley
  Kreitman    10,000  $ 68,500              15,000             $  165,000
  --------------------

1) Represents the difference between market price and the respective exercise prices of options as of the exercise date.

                        Repriced Options

The following table identifies the stock options held by the Named Officers and all other officers and directors, the exercise prices of which have been reduced during the past 10 years.


                         Original
               Number      Grant      Original      Date     New
             of Shares      Date       Price     Repriced   Price

David Edell (1)  100,000  Aug. 1, 1997  $2.50   May 24, 2001  .50
Ira W. Berman (1)100,000  Aug. 1, 1997   2.50   May 24, 2001  .50

Dunnan Edell (1)  50,000  Aug. 1, 1997   2.50   May 24, 2001  .50
Drew Edell (1)    50,000  Aug. 1, 1997   2.50   May 24, 2001  .50
Stanley
  Kreitman (1)    25,000  Aug. 1, 1997   2.50   May 24, 2001  .50
Jack Polak (1)    25,000  Aug. 1, 1997   2.50   May 24, 2001  .50
Rami Abada (1)    25,000  Aug. 1, 1997   2.50   May 24, 2001  .50
Dunnan Edell
   (1)(2)         25,000  Jun. 10, 1995  4.50   May 24, 2001  .50
Drew Edell
   (1)(2)         25,000  Jun. 10, 1995  4.50   May 24, 2001  .50
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

     iii. Compensation of Directors

     Each outside director was paid between $2,500 and $5,000 per meeting for attendance of board meetings in fiscal 2004 (without additional compensation for committee meetings). Mr. Lage received an additional $30,000 as chairman of the audit committee. The full Board of Directors met five times in fiscal
2004.

       iv.  Executive Compensation Principles

            Audit and Compensation Committee

     The Company's Executive Compensation Program is based on guiding principles designed to align executive compensation with Company values and objectives, business strategy, management initiatives, and financial performance. In applying these principles the Audit and Compensation Committee of the Board of Directors, comprised of Stanley Kreitman, Jack Polak and Robert Lage, which met three times in fiscal 2004, has established a program to:

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

     Robert A. Lage, chairman of the audit committee and a retired CPA, was a partner at Price-WaterhouseCoopers Management Consulting Service prior to his retirement in 1997. He has been engaged in the practice of public accounting and management consulting since 1959. He received a BBA from Bernard Baruch College of the City University of New York in 1958. The Board has deemed that he is both "independent" and qualifies as a "financial expert".

     v. Employment Contracts/Compensation Program

     The total compensation program consists of both cash and equity based compensation. The Audit and Compensation Committee (the "Committee") determines the level of salary and bonuses, if any, for key executive officers of the Company. The Committee determines the salary or salary range based upon competitive norms. Actual salary changes are based upon performance, and bonuses were awarded by the Committee in consideration of the Company's performance during the 2004 fiscal year.

     The Company has executed Employment Contracts with its CEO, David Edell and its Chairman of the Board, Ira W.
Berman. The contracts for both are exactly the same. The contracts expire on December 31, 2010. The contracts provide for a base salary which commenced in 1994 in the amount of $300,000, with a year-to-year CPI or 6% plus 2.5% of the Company's pre-tax income less depreciation and amortization (EBITDA), plus 20% of the base salary for the fiscal year. (The "2.5% measure" in the bonus provision of the Edell/Berman contracts was amended so as to calculate it against earnings before income taxes, less depreciation, amortization and expenditures for media and cooperative advertising in excess of $8,000,000). On May 24, 2001, the contract was amended increasing the base salary to $400,000.

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

     The exercise price of all nonqualified stock options must be at least equal to 85% of the fair market value of the underlying stock on the date of grant. The exercise price of all Incentive Stock Options must be at least equal to the fair market value of the underlying stock on the date of grant. The aggregate fair market value of stock of the Company (determined at the date of the option grant) for which any employee may be granted Incentive Stock Options in any calendar year may not exceed $100,000, plus certain carryover allowances. The exercise price of an Incentive Stock Option granted to any participant who owns stock possessing more than ten (10%) of the voting rights of the Company's outstanding capital stock must be at least 110% of the fair market value on the date of grant. As at November 30, 2004, 429,500 stock options, yet exercisable, to purchase 429,500 shares of the Company's Common Stock, were outstanding.

     vii. Performance Graph

     Set forth below is a line graph comparing cumulative total shareholder return on the Company's Common Stock, with the cumulative total return of companies in the NASDAQ Stock Market
(U.S.) and the cumulative total return of Dow Jones's
TMI/Personal Products Index.


                     GRAPH

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS


     The following table sets forth certain information regarding the ownership of the Company's Common Stock and/or Class A Common Stock as of November 30, 2004 by (i) all those known by the Company to be owners of more than five percent of the outstanding shares of Common Stock or Class A Common Stock; (ii) each officer and director; and (iii) all officers and directors as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is beneficial owner of them.

                                                          Ownership, As A
                                                           Percentage of
                                                         All Shares Out-
                           Number of      "Option        Standing/Assuming
 Name and Address        Shares Owned (1)  Shares" (1) Option Share Exercise(1)

                          Common
                          Stock    Class A (2)

David Edell              159,532    494,307      112,500       9.3%   10.3%
c/o CCA Industries, Inc.
200 Murray Hill Parkway
East Rutherford, NJ 07073

Ira W. Berman            187,647    483,087      112,000       9.5%   10.5%
c/o CCA Industries, Inc.

Jack Polak                28,254       -          25,000        .4%     .7%
195 Beach Street
Eastchester, NY 10709

Stanley Kreitman          10,200       -          15,000        .1%     .3%
c/o CCA Industries, Inc.

Dunnan Edell              42,075       -          90,000        .6%    1.8%
c/o CCA Industries, Inc.

Robert Lage                  -         -            -                -
72 Cypress Point Lane
Jackson, NJ 08527

Drew Edell               123,108       -          15,000       1.7%    1.9%
c/o CCA Industries, Inc.

John Bingman                -          -          10,000         0%     .1%
Industries, Inc.

Officers and Directors   561,608   977,394       379,500
as a group (88 persons)

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

(2) David Edell and Ira Berman own 100% of the outstanding shares of Class A Common Stock. Messrs. David Edell, Dunnan Edell, Drew
Edell and Ira Berman are officers and directors.  Mr. John
Bingman is an officer. Messrs. Lage, Kreitman and Polak are independent, outside directors.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During fiscal 2004, several related parties provided services to the Company, which were deemed immaterial to the financial statements.

     On October 3, 2004, the Company repurchased 500,000 shares of the Company's common stock, 250,000 shares each from David Edell and Ira W. Berman at a price of $8.99. The Company has no present plans for the purchase of any additional shares of it common stock this fiscal year.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Sheft Kahn & Company LLP ("Sheft Kahn") served as the Company's independent auditors for 2004 and 2003. The services performed by Sheft Kahn in this capacity included conducting an audit in accordance with generally accepted auditing standards of, and expressing an opinion on, the Company's consolidated financial statements.

     Audit Fees

     Sheft Kahn's fees for professional services rendered in connection with the audit and review of Forms 10-K and all other SEC regulatory filings were $166,008 for the 2004 fiscal year and $177,614 for the 2003 fiscal year. The Company has paid and is current on all billed fees.

     Tax Fees

     Sheft Kahn's fees for professional services rendered in connection with Federal and State tax return preparation and other tax matters for the 2004 and 2003 fiscal years were $41,181 and $42,846, respectively.

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

                             PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENTS,
         SCHEDULES AND REPORTS ON FORM 8-K

     Financial Statements:

     Table of Contents, Independent Auditors' Report, Consolidated Balance Sheets as of November 30, 2004 and 2003, Consolidated Statements of Income (Loss) for the years ended November 30, 2004, 2003 and 2002, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Shareholders' Equity for the years ended November 30, 2004, 2003 and 2002, Consolidated Statements of Cash Flows for the years ended November 30, 2004, 2003 and 2002, Notes to Consolidated Financial Statements.

     Financial Statement Schedules:

     Schedule II: Valuation Accounts; Years Ended Nov. 30, 2004,
     2003 and 2002. The remaining financial statement schedules have been omitted since they are not required to be filed.

     Exhibits:

(3) The Company's Articles of Incorporation and Amendments thereof, and its By-Laws, are incorporated by reference to their filing with the Form 10-K/A filed April 5, 1995.
     (Exhibit pages 000001-23).

(1) The Indenture (and the Promissory note exhibited therewith) defining the rights of former shareholders who tendered Common Stock to the Company for its $2 per share, five- year, 6% debenture, is filed by reference to the filing of such documents with the Schedule TO filed with the S.E.C., on June 5, 2001.

(10) (a) The Following Material Contracts are incorporated by reference to their filing with the Form 10-K/A filed April 5, 1995: Amended and Restated Employment Agreements of 1994, with David Edell and Ira Berman; License Agreement made February 12, 1986 with Alleghany Pharmacal Corporation.

     (b) The February 1999 Amendments to the Amended and Restated Employment Agreements of David Edell and Ira Berman (1994) are incorporated by reference to the 1998 10-K. (Exhibit pages 00001-00002). The May 29, 2001 Amended and Restated Employment Agreements of David Edell and Ira Berman are incorporated by reference herein.

     (c) The Forms 8K, filed on May 22, 2002 and November 20, 2002, are incorporated by reference to this 2004 10K. Three 8Ks are referenced, October 29, 2003, November 24, 2003 and December 11, 2003. Three additional 8Ks are referenced, one on April 7, 2004, one on August 3, 2004 and the last on October 6, 2004.

     (d) The Company's 2003 Stock Option Plan was filed with the
      2003 Proxy.

(11)  Statement re Per Share Earnings (included in Item 15,
      Financial Statements)

      Three Forms 8-K were filed during the 2004 fiscal year.

(14)  Code of Ethics for Chief Executive Officer and Senior
      Financial Officers are referenced

(31.1)Certification of Chief Executive Officer pursuant to
      Rule 13a-14(a) included herein

(31.2)Certification of Chief Financial Officer pursuant to
      Rule 13a-14(a) included herein

(32.1)Certification of Chief Executive Officer pursuant to 18
      U.S.C. 1350 included herein

(32.2)Certification of Chief Financial Officer pursuant to 18
      U.S.C. 1350 included herein

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

      Signature            Title                      Date

s/                    Chief Executive Officer,   February 17, 2005
     DAVID EDELL      Director

s/                    Chairman of the Board      February 17, 2005
     IRA W. BERMAN    of Directors, Executive
                      Vice President,
                      Secretary

s/                    President, Chief Operating February 17, 2005
     DUNNAN EDELL     Officer, Director

s/                    Vice President,            February 17, 2005
     DREW EDELL

s/                    Director                   February 17, 2005
     STANLEY KREITMAN

s/                    Director                   February 17, 2005
     ROBERT LAGE

s/                    Director                   February 17, 2005
     JACK POLAK

s/                    Chief Financial Officer    February 17, 2005
     JOHN BINGMAN

              CCA INDUSTRIES, INC. AND SUBSIDIARIES


                CONSOLIDATED FINANCIAL STATEMENTS


                    NOVEMBER 30, 2004 AND 2003

                         C O N T E N T S



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM. . . . . . . . .1

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

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY . . . . . . . . . . . .6

 CONSOLIDATED STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . . . . .7

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . 8-31

 SUPPLEMENTARY INFORMATION

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CCA Industries, Inc.
East Rutherford, New Jersey

     We have audited the consolidated balance sheets of CCA Industries, Inc. and Subsidiaries as of November 30, 2004 and 2003, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended November 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCA Industries, Inc. and Subsidiaries as of November 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2004, in conformity with accounting principles generally accepted in the United States of America.





                              SHEFT KAHN & COMPANY LLP
                              CERTIFIED PUBLIC ACCOUNTANTS

January 30, 2005
Jericho, New York

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           A S S E T S

                                                       November 30,
                                                     2004         2003

Current Assets
  Cash and cash equivalents (Note 14)          $   3,142,230 $  1,206,787
  Short-term investments and marketable
    securities (Notes 2 and 6)                     1,952,738    2,632,448
  Accounts receivable, net of allowances of
    $895,723 and $1,222,408, respectively          8,677,984    6,604,982
  Inventories (Notes 2 and 3)                      6,048,000    5,312,699
  Prepaid expenses and sundry receivables            695,653      590,850
  Prepaid income taxes and refunds due (Note 8)      418,651      236,620
  Deferred income taxes (Note 8)                     650,938      963,566

      Total Current Assets                        21,586,194   17,547,952

Property and Equipment, net of accumulated
  depreciation and amortization
  (Notes 2 and 4)                                    569,745      728,522

Intangible Assets, net of accumulated
  amortization (Notes 2 and 5)                       511,029      532,193

Other Assets
  Marketable securities (Notes 2 and 6)            8,852,198   10,991,411
  Other                                               37,411       39,138

     Total Other Assets                            8,889,609   11,030,549

     Total Assets                                $31,556,577  $29,839,216



See Notes to Consolidated Financial Statements.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      November 30,
                                                   2004          2003
Current Liabilities
  Accounts payable and accrued
    liabilities (Note 10)                    $  6,982,835   $   5,603,150
  Income tax payable                               59,888            -
  Dividends payable                               483,426         379,117
  Subordinated debentures (Note 7)                497,656            -

   Total Current Liabilities                    8,023,805       5,982,267

Subordinated Debentures (Note 7)                     -            497,656

Deferred Income Taxes (Note 8)                     10,725          14,753

Commitments and Contingencies (Note 12)

Shareholders' Equity
  Preferred stock, $1.00 par; authorized
    20,000,000 shares; none issued                   -               -
  Common stock, $.01 par; authorized
    15,000,000 shares; issued and
    outstanding 6,153,503 and
    6,724,509 shares, respectively                 61,535          67,245
  Class A common stock, $.01 par; authorized
    5,000,000 shares; issued and outstanding
    977,394 shares,  respectively                   9,774           9,774
  Additional paid-in capital                    3,833,734       3,829,914
  Retained earnings                            19,995,619      19,891,541
  Unrealized (losses) on marketable
    securities                               (    228,944)   (     95,228)
                                               23,671,718      23,703,246
  Less:  Treasury Stock (86,703 and
         279,536 shares at November 30,
         2004 and 2003, respectively)             149,671         358,706

   Total Shareholders' Equity                  23,522,047      23,344,540

   Total Liabilities and Shareholders' Equity $31,556,577     $29,839,216

See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME


                                            Years Ended November 30,
                                        2004         2003        2002
Revenues
  Sales of health and beauty
   aid products, net                $60,667,562  $54,145,480 $45,241,493

  Other income                          850,196      591,271     439,481

                                     61,517,758   54,736,751  45,680,974

Costs and Expenses
  Cost of sales                      20,520,857   18,168,528  15,342,317
  Selling, general and
   administrative expenses           17,577,032   16,753,269  15,389,528
  Advertising, cooperative and
   promotions                        13,118,784   10,328,695   9,239,249
  Research and development              876,665      884,425     741,974
  Provision for doubtful accounts        18,675       73,537 (   105,724)
  Interest expense                       31,466       31,399      38,074

                                     52,143,479   46,239,853  40,645,418

   Income before Provision
     for Income Taxes                 9,374,279    8,496,898   5,035,556

Provision for Income Tax              3,577,616    3,244,767   1,961,203

   Net Income                       $ 5,796,663  $ 5,252,131$  3,074,353

Weighted Average Shares *
  Outstanding
   Basic                              7,399,472    7,372,232   7,241,754
   Diluted                            7,680,781    7,768,361   7,731,583

Earnings Per Common Share*
  (Note 2):
   Basic                                   $.78         $.71        $.42
   Diluted                                 $.75         $.68        $.40


 * Adjusted for 2% stock dividend.


See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                          Years Ended November 30,
                                     2004            2003        2002


Net Income                        $5,796,663      $5,252,131  $3,074,353

Other Comprehensive Income
  (Loss)
    Unrealized holding gain (loss)
      on investments              (  133,716)         12,762  (    57,839)

Provision (Benefit) for Income
  Taxes                          (    51,032)          4,874  (    22,527)

Other Comprehensive Income
  (Loss) - Net                   (    82,684)          7,888  (    35,312)

Comprehensive Income              $5,713,979      $5,260,019   $3,039,041

Earnings Per Share:*
  Basic                                 $.77            $.71         $.42
  Diluted                               $.74            $.68         $.39

  * Adjusted for 2% stock dividend.








See Notes to Consolidated Financial Statements.

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED NOVEMBER 30, 2004, 2003 AND 2002

                                                                                             Unrealized
                                                              Additional                   Gain (Loss) on
                                        Common Stock (1)        Paid-In        Retained      Marketable         Treasury
                                     Shares       Amount        Capital        Earnings      Securities           Stock
Balance - December 1, 2001         7,409,014       $74,090     $3,832,843    $12,315,062    ($   50,151)       ($247,205)

Issuance of common stock             153,000         1,530    (    1,530)           -              -                -

Net income for the year              -                -             -          3,074,353           -                -

Unrealized (loss) on marketable
 securities                          -                -             -               -       (    57,839)            -
Purchase of 54,018 shares of
 treasury stock                      -                -             -               -              -          (  105,730)

Balance - November 30, 2002        7,562,014        75,620     3,831,313      15,389,415    (   107,990)      (  352,935)

Issuance of common stock             139,889         1,399    (    1,399)           -              -                -

Net income for the year              -                -             -          5,252,131           -                -

Dividends declared                   -                -             -        (   750,005)          -                -

Unrealized gain on marketable
   securities                        -                -             -               -            12,762             -

Purchase of 2,958 shares of
   treasury stock                    -                -             -               -              -          (    5,771)

Balance - November 30, 2003        7,701,903        77,019     3,829,914      19,891,541    (    95,228)      (  358,706)

Issuance of common stock             131,827         1,318         3,682        -                  -                -

Net income for the year              -                -             -          5,796,663           -                -

Unrealized (loss) on marketable
  securities                         -                -             -               -        (  133,716)            -

Retirement of treasury stock     (   192,833)   (    1,928)           38      (  207,145)          -             209,035

Purchase and retirement of
  common stock                   (   510,000)   (    5,100)          100      (4,490,000)          -                -

Dividends declared                   -                -             -         (  995,440)          -                -

Balance - November 30, 2004        7,130,897       $71,309    $3,833,734     $19,995,619      ($228,944)       ($149,671)


(1)  On June 16, 2004, the Company declared a 2% stock dividend payable to all shareholders of record on November 1, payable
     December 1, 2004.  Stockholders' equity has been retroactively restated to give effect for the stock dividend.

See Notes to Consolidated Financial Statements.
                                            -6-

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED NOVEMBER 30,

                                            2004        2003        2002
Cash Flows from Operating Activities:
  Net income                             $5,796,663  $5,252,131  $3,074,353
  Adjustments to reconcile net
    income to net cash provided by
      operating activities:
   Depreciation and amortization            347,651     361,730     357,627
   (Gain) on sale of securities        (    143,736) (    9,518) (      119)
   (Gain) on sale of trademark         (     50,000)       -           -
   Decrease (increase) in deferred
     income taxes                           308,600     333,569     375,126
   Loss on disposal of property and
     equipment                                -            -         27,629
   (Increase) in accounts receivable   (  2,073,002) (  339,027) (1,800,964)
   (Increase) decrease in inventory    (    735,301) (1,569,568)  1,040,399
   (Increase) decrease in prepaid
     expenses and sundry receivables   (    104,803) (  227,393)     37,946
   (Increase) decrease in prepaid income
     taxes and refunds due             (    182,031) (  234,917)    220,286
   Decrease in other assets                   1,727      17,250         275
   Increase in accounts payable and
     accrued liabilities                  1,379,685     319,041   1,129,853
   Increase (decrease) in income
     taxes payable                           59,888  (  178,690)    169,324

     Net Cash Provided by Operating
       Activities                         4,605,341   3,724,608   4,631,735

Cash Flows from Investing Activities:
  Acquisition of property and equipment(    140,674) (  321,446) (  575,923)
  Acquisition of intangible assets     (     27,036) (    2,846) (    6,292)
  Purchase of available for sale
    securities                         (  4,249,221) (9,888,309) (6,767,658)
  Proceeds from sale of available for
    sales securities                      7,078,164   6,485,792   1,839,729
  Proceeds from sale of trademark            50,000        -           -
  Proceeds of money due from officers          -           -         20,598

     Net Cash Provided by (Used in)
       Investing Activities               2,711,233  (3,726,809) (5,489,546)

Cash Flows from Financing Activities:
  Purchase and retirement of common
    shares                             (  4,495,000)       -           -
  Repurchase of outstanding debentures         -           -     (    6,750)
  Proceeds from exercise of stock options     5,000        -           -
  Purchase of treasury stock                   -     (    5,771) (  105,730)
  Dividends paid                       (    891,131) (  370,888)       -

     Net Cash (Used in) Financing
       Activities                      (  5,381,131) (  376,659) (  112,480)

Net Increase (Decrease) In Cash           1,935,443  (  378,860) (  970,291)

Cash at Beginning of Year                 1,206,787   1,585,647   2,555,938

Cash at End of Year                      $3,142,230  $1,206,787  $1,585,647

Supplemental Disclosures of Cash
  Flow Information:
  Cash paid during the year for:
  Interest                               $   31,466  $   31,529  $   38,239
  Income taxes                            3,382,450   3,322,700   1,310,593

Supplemental Disclosure of Non-Cash
  Information:
  Dividends declared and accrued         $  483,426  $  379,117  $     -
  Retirement of $189,052 shares of treasury
   stock at a cost of $209,035

See Notes to Consolidated Financial Statements.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

 CCA Industries, Inc. ("CCA") was incorporated in the State of Delaware on March 25, 1983.

 CCA manufactures and distributes health and beauty aid products.

 CCA has several wholly-owned subsidiaries, CCA Cosmetics, Inc., CCA Labs, Inc., Berdell, Inc., Nutra Care Corporation, and CCA Online Industries, Inc., all of which are currently inactive.

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

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Statements of Cash Flows Disclosure (Continued):

 During fiscal 2002, two officers/shareholders exercised in the aggregate 200,000 options (204,000 as adjusted for the 2% stock dividend) in exchange for 50,000 shares (51,000 as adjusted for the 2% stock dividend) of previously issued common stock.

 During fiscal 2003, three officers/shareholders exercised in the aggregate 157,000 options (160,140 as adjusted for the 2% stock dividend) in exchange for 19,854 shares (20,251 as adjusted for the 2% stock dividend) of previously issued common stock.

 During fiscal 2004, five officers/shareholders exercised in the aggregate 138,000 options (140,760 as adjusted for the 2% stock dividend) in exchange for 8,758 shares (8,933as adjusted for the 2% stock dividend) of previously issued common stock.

 For the year ended November 30, 2004, dividends declared but not yet due amounted to $483,426.

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

   Reclassifications

   In accordance with EITF 00-14, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to "advertising and promotional" expense. Had EITF 00-14 not been adopted, net sales for the years ended November 2004, 2003 and 2002 would have been $62,673,158, $55,905,788 and
   $46,850,507, respectively.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   Advertising Costs:

   The Company's policy for fiscal financial reporting is to charge advertising cost to operations as incurred.

   Shipping Costs:

   The Company's policy for fiscal financial reporting is to charge shipping cost to operations as incurred. For the years ended November 30, 2004, 2003 and 2002, included in selling, general and administrative expenses is shipping costs amounting to $2,813,479, $2,668,246 and $2,120,645, respectively.


NOTE 3 - INVENTORIES

   At November 30, 2004 and 2003, inventories consist of the following:

                                       2004          2003

   Raw materials                    $3,764,473    $3,746,522
   Finished goods                    2,283,527     1,566,177
                                    $6,048,000    $5,312,699

   At November 30, 2004 and 2003, the Company had a reserve for obsolete inventory of $871,488 and $1,153,612, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

   At November 30, 2004 and 2003, property and equipment consisted of the following:

                                       2004                      2003

   Machinery and equipment         $   115,104              $   105,478
   Office furniture and equipment      708,184                  676,494
   Transportation equipment             10,918                   10,918
   Tools, dies, and masters            433,221                  347,560
   Leasehold improvements              291,063                  277,366
                                     1,558,490                1,417,816

   Less:  Accumulated depreciation
            and amortization           988,745                  689,294

   Property and Equipment - Net    $   569,745              $   728,522

   Depreciation and amortization expense for the years ended November 30, 2004, 2003 and 2002 amounted to $299,451, $313,663, and $309,816, respectively.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -  INTANGIBLE ASSETS

   Intangible assets consist of the following at November 30, 2004 and 2003:

                                                     2004             2003

   Trademarks and patents                          $786,430        $759,394
   Less: Accumulated amortization                   275,401         227,201
   Intangible Assets - Net                         $511,029        $532,193

   Amortization expense for the years ended November 30, 2004, 2003 and 2002 amounted to $48,200, $48,067, and $47,811, respectively.
   Estimated amortization expense for each of the ensuing years through November 30, 2009 is $49,200, $49,600, $50,000, $49,500 and $50,100,
   respectively.

NOTE 6 -  SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

   Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at November 30, 2004 and November 30, 2003 were as follows:

                                     November 30,             November 30,
                                        2004                      2003

   Current:                     COST         MARKET         COST       MARKET

   Corporate obligations      $1,475,000   $1,470,690   $  850,860  $  854,466
   Government obligations
     (including mortgage
       backed securities)        296,814      297,045    1,260,340   1,248,731
   Common stock                   51,649       52,656      304,379     295,538
   Mutual funds                  188,247      132,347      179,320     118,963
   Other equity                     -            -         111,750     114,750

       Total                   2,011,710    1,952,738    2,706,649   2,632,448

   Non-Current:

   Corporate obligations       5,546,097    5,446,625    5,374,706   5,342,893
   Government obli-
     gations                   2,751,228    2,689,721    4,208,237   4,182,482
     Preferred stock             624,845      615,852    1,329,495   1,366,036
   Other equity
     investments                 100,000      100,000      100,000     100,000

       Total                   9,022,170    8,852,198   11,012,438  10,991,441

       Total                 $11,033,880  $10,804,936  $13,719,087 $13,623,859

                            CCA INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

 The market value at November 30, 2004 was $10,804,936 as compared to $13,623,859  at November 30,
 2003.  The gross unrealized gains and losses were $4,227 and ($233,171) for November 30, 2004 and
 $89,761 and ($184,989) for November 30, 2003.  The cost and market values of the investments at
 November 30, 2004 were as follows:

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
 Name of Issuer and            Maturity    Interest    Bonds and   Cost of     at Balance      Issue Carried in
 Title of Each Issue            Date         Rate       Notes     Each Issue    Sheet Date       Balance Sheet
CORPORATE OBLIGATIONS:
American General Fin Corp       08/15/05     2.050%    200,000   $   200,000   $   198,894        $  198,894
American General Fin Corp       09/15/06     2.500%    100,000       100,000        98,206            98,206
Banc One Corp Global Notes      06/30/08     2.625%    125,000       124,363       119,576           119,576
Bank of America Corp            08/15/08     3.250%    200,000       199,630       195,872           195,872
Bear Stearns                    02/15/07     2.650%    100,000       100,000        97,894            97,894
Caterpillar Finl Svcs Corp      09/15/06     2.350%    100,000        99,717        98,246            98,246
CIT Group Inc.                  10/15/05     2.250%    100,000       100,000        99,156            99,156
CIT Group Inc.                  03/15/05     3.200%    100,000       100,000       100,098           100,098
CIT Group Inc.                  07/15/05     2.000%    100,000       100,000        99,385            99,385
CIT Group Inc.                  01/15/06     4.000%    200,000       200,000       200,160           200,160
CITGROUP Global Markets         03/15/07     2.350%    150,000       150,000       145,845           145,845
Ford Motor Credit               10/20/06     4.250%    100,000       100,000       100,615           100,615
GE Capital Corp Internotes      10/15/06     2.250%    300,000       300,000       293,292           293,292
GE Capital Corp Internotes      02/15/07     2.500%    200,000       200,000       195,598           195,598
GE Capital Corp Internotes      03/15/07     2.350%    250,000       250,000       242,928           242,928
GE Capital Corp Internotes      02/15/06     2.450%    250,000       250,000       247,473           247,473
GE Capital Corp Internotes      07/15/06     2.150%    200,000       200,000       195,946           195,946

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
 Name of Issuer and            Maturity    Interest    Bonds and   Cost of     at Balance      Issue Carried in
 Title of Each Issue            Date         Rate       Notes     Each Issue    Sheet Date       Balance Sheet
CORPORATE OBLIGATIONS (Continued):
GE Capital Corp Internotes     09/15/06    2.550%      150,000   $   150,000   $   147,387    $     147,387
GE Capital Corp Internotes     09/15/06    2.350%      300,000       300,000       294,525          294,525
GE Capital Corp Internotes     10/15/06    2.500%      400,000       400,000       392,808          392,808
General Dynamics               05/15/06    2.125%      150,000       149,706       147,855          147,855
General Dynamics               05/15/06    2.125%      100,000        99,739        98,570           98,570
Glaxosmithkline CAP PLC        04/16/07    2.375%      200,000       198,894       195,136          195,136
GMAC                           10/15/05    3.100%      200,000       200,000       198,882          198,882
GMAC                           10/15/06    3.550%      250,000       250,000       246,760          246,760
GMAC                           12/15/06    3.400%      200,000       200,000       196,096          196,096
GMAC Smartnotes                09/15/07    3.750%      200,000       200,000       194,396          194,396
GMAC Smartnotes                05/15/05    5.000%      175,000       175,000       175,889          175,889
GMAC Smartnotes                06/15/05    3.550%      200,000       200,000       199,946          199,946
GMAC Smartnotes                05/15/06    4.050%      400,000       400,000       396,924          396,924
GMAC Smartnotes                10/15/05    3.150%      400,000       400,000       398,440          398,440
Household Finance Corp         10/15/06    2.750%      100,000       100,000        98,553           98,553
John Hancock Life Ins Co.      07/15/06    2.250%      200,000       200,000       196,122          196,122
John Hancock Life Ins Co.      10/15/06    2.450%      100,000       100,000        97,597           97,597
John Hancock Life Ins Co.      03/15/07    2.350%      150,000       150,000       146,424          146,424
John Hancock Life Ins Co.      10/15/06    2.300%      200,000       200,000       195,260          195,260
United Healthcare Notes        01/30/08    3.300%       75,000        74,890        73,637           73,637
Wells Fargo & Co.              08/25/08    3.120%      100,000        99,158        96,924           96,924

                                                                   7,021,097     6,917,315        6,917,315

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
 Name of Issuer and            Maturity   Interest   Bonds and      Cost of     at Balance      Issue Carried in
 Title of Each Issue             Date       Rate        Notes      Each Issue   Sheet Date       Balance Sheet
GOVERNMENT OBLIGATIONS:
Federal Home Loan Bank         07/28/06    2.189%     200,000    $ 199,000     $   197,000    $   197,000
Federal Home Loan Bank         08/21/06    2.590%     200,000      200,000         198,188        198,188
Federal Home Loan Bank         07/24/08    2.125%     100,000      100,000          99,438         99,438
FHLB                           06/19/06    2.260%     250,000      249,830         246,952        246,952
FHLMC                          11/15/09    3.250%     250,000      250,000         248,630        248,630
FHLMC                          11/15/17    4.500%     200,000      200,000         198,000        198,000
FNMA                           05/15/06    2.250%     200,000      198,772         197,626        197,626
FNMA                           09/24/07    3.000%     200,000      200,000         197,500        197,500
FNMA                           12/10/07    3.000%     150,000      150,000         149,579        149,579
NJ State Turnpike Authority    01/01/30    1.050%     325,000      325,000         325,000        325,000
Tennessee Valley Authority     05/01/29    6.500%      18,000      480,576         444,060        444,060
Power Bonds
Tobacco Settlement Fin Corp.   06/01/15    5.000%     200,000      198,500         187,748        187,748
US Treasury Bill               05/05/05    0.000%     300,000      296,814         297,045        297,045

                                                                 3,048,042       2,986,766      2,986,766
EQUITY:
Preferred Stock:
ABN AMRO Cap Fund              07/03/08    5.900%       2,000       50,000          48,600         48,600
General Electric Cap Corp      11/15/32    6.100%       8,800      224,845         226,072        226,072
JP Morgan Chase Cap IX         06/15/33    5.875%       2,000       50,000          48,470         48,740
Morgan Stanley Cap Tr          07/15/33    5.750%       4,000      100,000          95,720         95,720
Wells Fargo Cap Tr VIII        08/01/33    5.625%       8,000      200,000         196,720        196,720

                                                                   624,845         615,852        615,852

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
 Title of Each Issue            Date         Rate       Notes      Each Issue    Sheet Date       Balance Sheet

EQUITY (Continued):
Common Stock:
   DTE Energy Co.                                        1,200        51,649       52,656            52,656

Mutual Funds:
  Dreyfus Premier Limited
    Term High Income CL B                           16,296.314       188,247      132,347           132,347

Other Equity Investments:
  Aberdeen Asia Pacific
    Income Fund                                              4       100,000      100,000           100,000


  Totals                                                         $11,033,880  $10,804,936       $10,804,936


                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 -  SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (Continued)

  During the years ended November 30, 2004, 2003 and 2002, available-for-sale securities were liquidated and proceeds amounting to $6,926,858, $6,485,792 and $1,839,729 were received, with resultant realized gains/(losses) totaling ($138,381), ($9,518) and ($2,131), respectively. Cost of available-for-sale securities includes unamortized premium or discount.

NOTE 7 -   NOTES PAYABLE AND SUBORDINATED DEBENTURES

  The Company has an available line of credit of $10,000,000 which was increased from $7,000,000 on May 27, 2004. Interest is calculated at the Company's option, either on the outstanding balance at the prime rate minus 1% or Libor plus 150 basis points at the Company's option. The line of credit is unsecured as of October 21, 2004 and must adhere to certain financial covenants pertaining to net worth and debt coverage. The Company was not utilizing their available credit line at November 30, 2004 and 2003. The Company has extended the line of credit through May 31, 2005.

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

  At November 30, 2004 and 2003, respectively, the Company has temporary differences arising from the following:

                                                November 30, 2004

                                                             Classified As
                                            Deferred      Short-       Long-
       Type                    Amount          Tax         Term        Term
                                                             Asset (Liability)
  Depreciation               ($  26,714)  ($  10,725)    $    -       ($10,725)
  Reserve for bad debts         111,078       44,595        44,595        -
  Reserve for returns           406,558      163,221       163,221        -
   Reserve for obsolete
    inventory                   871,488      349,877       349,877        -
  Section 263A costs            123,239       49,477        49,477        -
  Charitable contributions      109,023       43,768        43,768        -

  Net deferred income
     tax                                    $640,213      $650,938    ($10,725)

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


   Income tax expense (benefit) is made up of the following components:

                                              November 30, 2004
                                                  State &
                                     Federal        Local       Total

   Current tax expense              $2,494,109    $768,251   $3,262,360
   Tax credits                   (      40,000)    -        (    40,000)
   Deferred tax expense                282,855      72,401      355,256
                                    $2,736,964    $840,652   $3,577,616

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - INCOME TAXES (Continued)

                                              November 30, 2003
                                                  State &
                                   Federal        Local         Total

   Current tax expense             $2,265,262    $690,924    $2,956,186
   Tax credits                   (     44,988)       -      (    44,988)
   Deferred tax expense               257,604      75,965       333,569
                                   $2,477,878    $766,889    $3,244,767


                                               November 30, 2002
                                                   State &
                                    Federal        Local        Total

   Current tax expense              $1,116,198   $507,307    $1,623,505
   Tax credits                   (      37,428)      -      (    37,428)
   Deferred tax expense                341,365     33,761       375,126
                                    $1,420,135   $541,068    $1,961,203

   Prepaid income taxes and refund due are made up of the following components:

                                                   State &
                                      Federal      Local        Total

   November 30, 2004                  $315,670   $102,981     $418,651

   November 30, 2003                   $59,779   $176,841     $236,620


   Income taxes payable are made up of the following components:

                                                   State &
                                      Federal       Local       Total

   November 30, 2004                  $  -        $59,888     $59,888

   November 30, 2003                  $  -        $   -       $    -

                           CCA INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)


A reconciliation of income tax expense (benefit) computed at the statutory rate to income tax expense at the effective rate for each of the three years ended November 30, 2004 is as follows:

                                                  2004                             2003                                 2002
                                                         Percent                          Percent                         Percent
                                                        Of Pretax                       of Pretax                        of Pretax
                                           Amount         Income          Amount          Income           Amount         Income
 Income tax expense (benefit)
   at federal statutory rate             $3,187,255       34.00%        $2,888,945         34.00%        $1,712,089        34.00%

 Increases (decreases) in taxes
   resulting from:
    State income taxes, net of federal
      income tax benefit                    554,830        5.92             506,147         5.96            357,105         7.09

     Non-deductible expenses and
      other adjustments                 (   124,469)     ( 1.32  )      (   105,337)      ( 1.24  )      (   70,563)      ( 1.40  )

     Utilization of tax credits         (    40,000)     (  .43  )      (    44,988)      (  .53  )      (   37,428)      ( 0.74  )
 Income tax expense (benefit)
   at effective rate                     $3,577,616       38.17%         $3,244,767        38.19%        $1,961,203        38.95%



                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCK OPTIONS

  On November 15, 1984, the Company authorized the granting of incentive stock options as well as non-qualified options. The plan was amended in 1986 and again in 1994. On July 9, 2003, the Company approved a Stock Option Plan authorizing the issuance of options up to 1,000,000 shares. The following summarizes the stock options outstanding under these plans as of November 30, 2004:

                                          Number     Per Share
                                            Of        Option
          Date Granted                    Shares       Price     Expiration

   June 16, 1999                           10,000      2.50          2009
   May 24, 2001                           289,500       .50          2007
   March 9, 2004                           50,000      9.00          2009
   March 9, 2004                           50,000      8.25          2009
   June 6, 2004                             5,000      8.25          2009
   August 24, 2004                         25,000      7.50          2009
                                          429.500

   The following summarizes the activity of shares under option for the two years ended November 30, 2004:

                                         Number       Per Share
                                           Of          Option
                                         Shares         Price        Value
   Balance - November 30,
     2002                                594,500      .50-2.50    $ 317,250
     Granted                                -            -             -
     Repriced                               -            -             -
     Exercised                         ( 157,000)      (   .50)   (  78,500)
     Expired                                -            -             -
     Cancelled                              -            -             -
   Balance - November 30,
     2003                                437,500                    238,750
     Granted                             130,000     7.50-9.00    1,091,250
     Repriced                               -            -             -
     Exercised                        (  138,000)      (   .50)  (   69,000)
     Expired                                -            -             -
     Cancelled                              -            -             -
   Balance - November 30,
     2004                                429,500                $ 1,261,000

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

 During the year 2004, the Company issued stock options to purchase 130,000 shares under the 2003 stock option plan. Under the provisions of APB No. 25, no compensation expense has been, or will be, recognized in the consolidated statement of operations.

 Proforma net income and net income per share, as required by SFAS No. 123, have been determined as if we had accounted for all employee stock options granted under SFAS No. 123's fair value method. The proforma effect of recognizing compensation expense in accordance with SFAS No. 123 is as follows:

                                                       Year Ended November 30,
                                                  2004         2003         2002
  Net income as reported                      $5,796,663    $5,252,131   $3,074,353
  SFAS No. 123 based compensation           (    976,619)         -            -
  Income tax benefit                             390,648          -            -
  Net income - proforma                       $5,210,692    $5,252,131   $3,074,353

  Basic net income per share - as reported          $.78          $.71         $.42
  Basic net income per share - proforma             $.76          $.71         $.42
  Diluted net income per share - as reported        $.75          $.68         $.40
  Diluted net income per share - proforma           $.73          $.68         $.40
  Weighted average shares used in
    computing net income and proforma
    net income per  share:
  Basic                                        7,399,472     7,372,232    7,241,754
  Diluted                                      7,680,781     7,768,361    7,731,583






                                -22-
                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCK OPTIONS

   The Company used the Black-Scholes model to value stock options for pro forma presentation. The assumptions used to estimate the value of the options included in the pro forma amounts and the weighted average estimated fair value of options granted are as follows:

                                              Stock Option Plan Shares
                                        2004            2003            2002

   Average expected life (years)         7.00          3.75            5.10

   Expected volatility                 237.35%       185.67%         210.19%

   Risk-free interest rate               3.95%         3.00%           2.88%

   Weighted average fair value
     at grant - Exercise price
     equal to market price              $8.22         $7.01           $1.73

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

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 -  ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

  The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                               November 30,
                                         2004               2003
                                             (In Thousands)

  Coop advertising                     $   932            $   607
  Accrued returns                          980                787
  Accrued bonuses                          470                499
                                        $2,382             $1,893

  All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

NOTE 11 -  OTHER INCOME

  Other income was comprised of the following:

                                                      November 30,
                                              2004       2003        2002

   Interest income                          $442,936   $461,291   $383,569
   Dividend income                            44,756     17,693     11,780
   Realized gain on repurchase of
     debentures                                 -          -         2,250
   Realized gain (loss) on sale of
     securities                              143,736      9,518   (  2,131)
   Royalty income                            138,313     97,271     41,820
   Sale of trademark                          50,000       -          -
   Miscellaneous                              30,455      5,498      2,193

                                            $850,196   $591,271   $439,481

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

   Rent expense for the years ended November 30, 2004, 2003 and 2002 was $449,376, $322,684 and $433,983, respectively.

   In addition, the Company has entered into various property and equipment operating leases with expiration dates ranging through November 2006.

   Future commitments under noncancellable operating lease agreements having a remaining term in excess of one year for each of the next five (5) years and in the aggregate are as follows:

   Year Ending
   November 30,

       2005                                 $392,208
       2006                                  360,432
       2007                                  343,872
       2008                                  327,684
       2009                                  327,684
       2010 and thereafter                   983,052

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

   The Alleghany Pharmacal License agreement provided that when, in the aggregate, $9,000,000 in royalties have been paid thereunder, the royalty rate for those products originally "charged" at 6% will be reduced to 1%. The Company paid an aggregate of $9,000,000 in royalties to Alleghany in April 2003. Commencing May 1, 2004, the license royalty was reduced to 1%.

   The products subject to the Alleghancy Pharmacal License accounted for $10,903,458 or 18% of total net sales in the fiscal year ended November 30, 2004.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -  COMMITMENTS AND CONTINGENCIES (Continued)

   In May of 1998, the Company entered into a License Agreement with Solar Sense, Inc. for the marketing of sun care products under trademark names. The Company's License Agreement with Solar Sense, Inc. is for the exclusive use of the trademark names "Solar Sense" and "Kids Sense", in connection with the commercial exploitation of sun care products. The Company is required to pay a royalty on net sales of the licensed products; with minimum per-annum royalties of $30,000. The Company realized $1,851,911 in net sales of sun-care products in 2004.

   In October of 1999, the Company entered into a License Agreement with The Nail Consultants, Ltd. for the use of an activator invented in connection with a method for applying a protective covering to fingernails. The Company's License Agreement with The Nail Consultants, Ltd. is for the exclusive use of the method and its composition in a new product kit packaged and marketed by CCA under its own name, "Nutra Nail Power Gel". The Company will pay a royalty of net sales of all licensed product sold by the Company. Net sales were $1,732,213 in 2004.

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

   The Company is required to pay a royalty of net sales payable quarterly. During the first 18-month contract period ending June 30, 2004, the minimum royalty the Company is required to pay is $100,000 to maintain its exclusive rights under the License Agreement. Thereafter, the Company is required to pay a minimum royalty of $50,000 annually. The royalty will continue until the Patent expires or an aggregate of $3,500,000 is paid to Licensor. Until that time, Licensee has no liability to meet minimum royalty requirements except to maintain its rights under the License Agreement. In fiscal 2004, the net sales were $1,394,281.

   On May 18, 2004, the Company entered into a license agreement with Tea-Guard, Inc. to manufacture and distribute Mega-T Green Tea chewing gum and Mega-T Green Tea mints.

   The license agreement requires the Company to pay a minimum royalty in order to maintain its exclusivity for the sale of the products and to continue marketing the products so long as the minimum requirements are met and until royalties have aggregated to $10,000,000.

   The Company commenced sales of the Mega-T Green Tea Chewing Gum in July 2004. From July to the November 30, 2004 year-end, the Company realized $1,148,913 of net sales for the gum.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -  COMMITMENTS AND CONTINGENCIES (Continued)

        On March 10, 2004, the Company entered into an agreement with Dr. Stephen Hsu. PhD. to create green tea skin care products.

        Dr. Hsu will be entitled to a commission on the net factory sales of all of the Company's products using the green tea serum created exclusively for the Company. The special anti-oxidant green tea serum will be included in the new Denise Austin "Skin Fit For Life" skin care line.

        On July 14, 2004, the Company entered into a license agreement with Denise Austin.

        The license agreement requires the Company to pay a minimum royalty in order to maintain the exclusive use of the name, "Denise Austin" to manufacture and sell a special line of skin care and cosmetic products. The license will continue so long as minimum royalty payments are met. The initial sales of the skin care anti-oxidant skus are targeted for the first week in February 2005.

        The Company is not party to any other license agreement that is currently material to its operations.

        Employment Contracts

        The Company has executed Employment Contracts with its Chief Executive Officer and its Chairman of the Board. The contracts for both are exactly the same. The contracts expire on December 31, 2010. The contracts provide for a base salary which commenced in 1994 in the amount of $300,000, with a year-to-year CPI or 6% plus 2.5% of the Company's pre-tax income less depreciation and amortization (EBITDA), plus 20% of the base salary for the fiscal year. The "2.5% measure" in the bonus provision of the two contracts was amended so as to calculate it against earnings before income taxes, less depreciation, amortization and expenditures for media and cooperative advertising in excess of $8,000,000. On May 24, 2001, the contract was amended increasing the base salary to $400,000.

        Two officers of the Company who are the two sons of the Chief Executive Officers of the Company have five year contracts in the amounts of $270,000 and $200,000 which expire on November 30, 2007. In July 2003 and January 2004, such officers' salaries were increased to $300,000 and $225,000, respectively.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -    COMMITMENTS AND CONTINGENCIES (Continued)

        Collective Bargaining Agreement

        On December 1, 1998, the Company signed a collective bargaining agreement with Local 734, L.I.U. of N.A., AFL-CIO. Other than standard wage, holiday, vacation and sick day provisions, the agreement calls for CCA to provide certain medical and dental benefits and to contribute to the Local 734 Educational Fund $.01 per hour for each hour the employees are paid. The agreement expired on November 30, 2004. A new collective bargaining agreement with similar provisions is in effect for December 1, 2004 through January 1, 2008. This agreement pertains to 29% of the CCA labor force.

        Litigation

        The Company has been named as a defendant in 13 lawsuits alleging that the plaintiffs were injured as a result of their purchasing and ingesting our diet suppressant containing phenylpropanolamine (PPA), which the Company utilized as its active ingredient in its products prior to November 2000. The lawsuits brought against the Company are for unspecified amount of compensatory and exemplary damages. Eleven of the suits have been dismissed with prejudice with two remaining. One suit is in the process of being dismissed. The other suit is insured and is being defended by the Company's insurance carrier.

        Dividends

        CCA declared a dividend of $0.14 per share payable to all holders of the Company's common stock, $0.07 to shareholders of record on May 1, 2004 payable on June 1, 2004 and $0.07 to shareholders of record on November 1, 2004, payable on November 30, 2004.

        On June 16, 2004, CCA declared a 2% stock dividend payable to all shareholders of record on November 1, 2004, payable December 1, 2004. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2004, 2003 and 2002 have been restated to reflect the stock dividend.

        On January 11, 2005, the Board of Directors declared a $0.16 per share dividend for fiscal 2005, $0.08 payable to all shareholders of record May 1, 2005 payable on June 1, 2005 and $0.08 payable to all shareholders of record November 1, 2005 payable on December 1, 2005.

NOTE 13 - PENSION PLANS

        The Company has adopted a 401(K) Profit Sharing Plan that covers all employees with over one year of service and attained Age 21. Employees may make salary reduction contributions up to twenty-five percent of compensation not to exceed the federal government limits.

                CCA INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -    CONCENTRATION OF RISK

        All of the Company's products are sold to major drug and food chains merchandisers, and wholesale beauty-aids distributors throughout the United States and Canada.

        During the years ended November 30, 2004, 2003 and 2002, certain customers each accounted for more than 5% of the Company's net sales, as follows:

          Customer                                2004      2003         2002

              A                                    34%       34%          31%
              B                                    11        13           13
              C                                     9         8            7
              D                                     7         7            7
              E                                     7         6            5
              F                                     7         *            *

          Foreign Sales                          1.80%     2.10%        2.40%


          * under 5%

          The loss of any one of these customers could have a material adverse affect on the Company's earnings and financial position.

          During the years November 30, 2004, 2003 and 2002, certain products within the Company's product lines accounted for more than 10% of the Company's net sales as follows:

          Product                                 2004      2003         2002

          Health and Beauty                        62%       67%          75%
          Cosmetic and Fragrance                   12        19           19
          Over-The-Counter                         26        14           -


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

                                                                   Year Ended November 30,

                                                             2004*          2003*          2002*
   Net income available for common
     shareholders, basic and diluted                      $5,796,663     $5,252,131     $3,074,353

   Weighted average common stock
     outstanding- Basic                                    7,399,472      7,372,232      7,241,754

   Net effect of dilutive stock options                      281,309        396,129        480,224

   Weighted average common stock and
     common stock equivalents - Diluted                    7,680,781      7,768,361      7,731,583

   Basic earnings per share                                     $.78           $.71           $.42

   Diluted earnings per share                                   $.75           $.68           $.40


   *Adjusted for 2% stock dividend


                                                       SCHEDULE II

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

                        VALUATION ACCOUNTS

           YEARS ENDED NOVEMBER 30, 2004, 2003 AND 2002

   COL. A                           COL. B        COL. C      COL. D    COL. E
                                                Additions
                                  Balance at   Charged To               Balance
                                  Beginning     Costs and               At End
  Description                       Of Year     Expenses   Deductions   Of Year

Year Ended November 30, 2004:
Allowance for doubtful accounts  $   549,851  ($ 472,566) $   33,793 $  111,078

Reserve for returns and
  allowances                     $   345,872  $4,282,250  $4,221,566 $  406,556

Reserve for inventory
 obsolescence                     $1,153,612  $   88,591  $  360,469 $  881,734

Year ended November 30, 2003:
Allowance for doubtful accounts  $   695,824  $  188,347  $  334,320 $  549,851

Reserve for returns and
   allowances                    $   526,584  $3,444,804  $3,625,516 $  345,872

Reserve for inventory
  obsolescence                   $   976,788  $  408,993  $  232,169 $1,153,612

Year Ended November 30, 2002:
Allowance for doubtful accounts  $   481,399  $  283,954  $   69,529 $  695,824

Reserve for returns and
   allowances                    $   813,686  $4,094,332  $4,381,434 $  526,584

Reserve of inventory
 obsolescence                     $1,052,716  $  397,643  $  473,571 $  976,788

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

In addition to the Business Guideposts, the CEO and the Financial Officers and Executives are subject to the following additional specific policies:

1. In carrying out their duties, the CEO and Financial Officers and Executives will promote full, fair, accurate, timely and understandable disclosure in all reports and other documents the Company files with, or furnishes or submits to the Securities and Exchange Commission, as well as other public communications made by the Company. Accordingly, the CEO and each Financial Officer and Executive shall promptly bring to the attention of the Audit Committee established by the Company, The CEO and/or General Counsel any material information of which he or she may become aware that affects the disclosures made by the Company in its public filings, if such information is not already being adequately addressed in public filings being prepared for the Company.

2. The CEO and each Financial Officer and Executive shall promptly bring to the attention of the Audit Committee any information he or she may have concerning
     (a)significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data or (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's financial reporting, disclosures or internal controls.

3. In carrying out their duties, the CEO and each Financial Officer and Executive shall endeavor to comply and cause the Company to comply with all applicable governmental laws, rules and regulations.

4. The CEO shall promptly bring to the attention of the General Counsel or the Chairman of the Audit Committee and each Financial Officer and Executive shall promptly bring to the attention of the General Counsel or the CEO, any information he or she may have concerning any (a) unethical behavior or dishonest or illegal acts in violation of the Company's Business Guideposts involving any management or other employee who has a significant role in the Company's financial reporting, disclosures or internal controls or (b) violation of this Code of Ethics, including any actual or apparent conflicts of interest between personal and professional relationships. If any of the matters described in the preceding sentence involves the CEO, the Financial Officer or Executive shall promptly bring the matter to the attention of the General Counsel and the Chairman of the Audit Committee.

5. The CEO shall promptly bring to the attention of the General Counsel or the Chairman of the Audit Committee and each Financial Officer and Executive shall promptly bring to the attention of the General Counsel or the CEO, any evidence he or she may have concerning any (a) material violation of the securities or other laws, rules and regulations applicable to the Company and the operation of its business, by the Company or any agent thereof or (b) material violation by the CEO or any Financial Officer or Executive of the Business Guideposts or this Code of Ethics. If any violation described in the preceding sentence involves the CEO, the Financial Officer or Executive shall bring the matter to the attention of the General Counsel and the Chairman of the Audit Committee. If the CEO or any Financial Officer or Executive reports such evidence in accordance with this paragraph and believes or has reason to believe the matter reported is not being or has not been adequately addressed by the Company, he or she shall report such matter to the Chairman of the Audit Committee.

6. The Board of Directors shall determine or designate appropriate persons to determine appropriate actions to be taken in the event of violations of the Business Guideposts or of this Code of Ethics by the CEO or any Financial Officer or Executive. Such actions shall be reasonably designed to deter wrongdoing and to promote accountability for adherence to the Business Guidepost and to this Code of Ethics. The Company shall at least annually report violations and the actions taken by the Company to the Audit Committee.

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

Date: February 17, 2005

                                   /s/---------------------------
                                      David Edell
                                      Chief Executive Officer

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

Date: February 17, 2005

                               /s/-------------------------------
                                 John Bingman
                                 Chief Financial Officer

                                             Exhibit 32.1



        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
            AS ADOPTED PURSUANT TO SECTION 906 OF THE
                   SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CCA Industries, Inc. (the "Registrant") on Form 10-K for the annual period ended November 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Edell, Chief Executive Officer of the Registrant, certify, in accordance with 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report, to which this certification is attached, fully complies with the requirements of section 13(a) of the Securities Exchange Action of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




Date: February 17, 2005
                                   /s/-------------------------------
                                       David Edell
                                       Chief Executive Officer

                                             Exhibit 32.2




        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
            AS ADOPTED PURSUANT TO SECTION 906 OF THE
                   SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CCA Industries, Inc. (the "Registrant") on Form 10-K for the annual period ended November 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Bingman, Chief Financial Officer of the Registrant, certify, in accordance with 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report, to which this certification is attached, fully complies with the requirements of section 13(a) of the Securities Exchange Action of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




Date: February 17, 2005
                                   /s/---------------------------
                                      John Bingman
                                      Chief Financial Officer