Form 10-Q
period 2005-02-28
CCA INDUSTRIES INC
filed 2005-04-13
CIK 721447

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 28, 2005

Commission File Number 1-31643

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


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was re quired to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No

     Indicate by check mark whether the Registrant is an
accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes______   No     X

   Common Stock, $.01 Par Value - 6,156,803 shares of as February 28, 2005

Class A Common Stock, $.01 Par Value - 967,702 shares as of February 28, 2005

             CCA INDUSTRIES, INC. AND SUBSIDIARIES

                             INDEX

                                                           Page
                                                          Number

PART I FINANCIAL INFORMATION:

Item1.    Financial Statements:

  Consolidated Balance Sheets as of
    February 28, 2005 and November 30, 2004                  1-2

  Consolidated Statements of Operations
    for the three months ended February 28, 2005
    and February 29, 2004                                     3

  Consolidated Statements of Comprehensive Income
    for the three months ended February 28, 2005
    and February 29, 2004                                     4

  Consolidated Statements of Cash Flows for
    the three months ended February 28, 2005
    and February 29, 2004                                     5

  Notes to Consolidated Financial Statements                 6-16

Item 2.   Management Discussion and Analysis of
          Results of Operations and Financial
          Condition                                         17-19
Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk                                         19
Item 4.   Controls and Procedures                             19

PART II OTHER INFORMATION                                     20

Item 1.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security
          Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES                                                    21

             CCA INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS

                          A S S E T S



                                       February 28,   November 30,
                                          2005            2004
                                       (Unaudited)
Current Assets
 Cash and cash equivalents            $  2,528,816   $  3,142,230
 Short-term investments and marketable
   securities                            2,460,225      1,952,738
 Accounts receivable, net of allowances
   of $666,743 and $517,634,
   respectively                          9,629,747      8,677,984
 Inventories                             8,190,851      6,048,000
 Prepaid expenses and sundry
   receivables                             569,258        695,653
 Deferred income taxes                     633,565        650,938
 Prepaid income taxes and refunds due      298,463        418,651
 Deferred advertising                    2,224,952           -

    Total Current Assets                26,535,877     21,586,194

Property and Equipment, net of
  accumulated depreciation and
  amortization                             578,158        569,745

Intangible Assets, net of accumulated
 amortization                              553,439        511,029

Other Assets
 Marketable securities                   8,379,136      8,852,198
 Deferred Income Taxes                         897           -
 Other                                      36,963         37,411

   Total Other Assets                    8,416,996      8,889,609

   Total Assets                        $36,084,470    $31,556,577


See Notes Consolidated to Financial Statements.

             CCA INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY



                                  February 28,     November 30,
                                       2005            2004
                                                   (Unaudited)
Current Liabilities
 Accounts payable and accrued
   liabilities                     $11,145,444     $  6,982,835
 Income tax payable                     -                59,888
 Dividends payable                      -               483,426
 Subordinated debentures               497,656          497,656

   Total Current Liabilities        11,643,100        8,023,805


Deferred Income Taxes                   -                10,725

Shareholders' Equity
 Preferred stock, $1.00 par; authorized
   20,000,000 shares; none issued
 Common stock, $.01 par; authorized
   15,000,000 shares; 6,156,803 and
   6,066,800 shares issued,
   respectively                         61,578           61,535
 Class A common stock, $.01 par;
   authorized 5,000,000 shares;
   967,702 and 977,394 shares
   issued, respectively                  9,677            9,774
 Additional paid-in capital          5,093,847        5,094,660
 Retained earnings                  19,530,719       18,734,693
 Unrealized gains (losses) on
   marketable securities          (    254,451)    (    228,944)
                                    24,441,370       23,671,718
  Less:  Treasury Stock, 86,703
           shares, at cost              -          (    149,671)

   Total Shareholders' Equity       24,441,370       23,522,047

   Total Liabilities and
     Shareholders' Equity          $36,084,470      $31,556,577


See Notes to Consolidated Financial Statements.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

                           (UNAUDITED)

                                      Three Months Ended
                                 February 28,   February 29,
                                      2005           2004
Revenues
  Sales of health and beauty aid
    products - Net                $14,688,237    $12,929,465
  Other income                        125,951        158,023

                                   14,814,188     13,087,488

Costs and Expenses
  Costs of sales                    5,445,359      4,849,247
  Selling, general and
     administrative expenses        4,393,496      3,804,153
  Advertising, cooperative and
    promotions                      3,098,440      2,824,306
  Research and development            231,528        233,846
  Provision for doubtful accounts     113,981          9,460
  Interest expense                      7,471          7,923

                                   13,290,275     11,728,935

  Income before Provision for
    Income Taxes                    1,523,913      1,358,553

Provision for Income Taxes            579,083        522,411

  Net Income                      $   944,830   $    836,142

Earnings per Share:
  Basic                                  $.13           $.11
  Diluted                                $.13           $.11






See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (UNAUDITED)

                                       Three Months Ended
                                  February 28,   February 29,
                                      2005            2004

Net Income                          $944,830        $836,142

Other Comprehensive Income
  Unrealized holding (losses)
  gains on investments            (   25,507)        158,725

(Benefit) Provision for
  Income Taxes                    (    3,683)         61,035

Other Comprehensive (Loss)
   Income - Net                   (   21,824)         97,690

Comprehensive Income                 $923,006       $933,832


Earnings Per Share:
  Basic                                  $.13           $.13
  Diluted                                $.12           $.12





See Notes to Consolidated Financial Statements.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)



                                              Three Months Ended
                                         February 28,    February 29,
                                            2005            2004


Cash Flows from Operating Activities:
  Net income                             $  944,830    $   836,142
  Adjustments to reconcile net income
    to net cash provided by (used in)
     operating activities:
      Depreciation and amortization          96,743         82,991
      (Gain) on sale of marketable
        securities and repurchase of
        debentures                             -       (      1,081)
      Increase (decrease) in deferred
        income taxes                          5,751    (     11,076)
      (Increase) in accounts receivable (   951,763)   (  2,075,865)
      (Increase) in inventory           ( 2,142,851)   (    410,443)
      Decrease in prepaid expenses
        and miscellaneous receivables       126,396          33,347
      (Increase) in deferred
        advertising                     ( 2,224,952)   (  3,722,909)
      Decrease in other assets                  450           1,250
      Increase in accounts payable
        and accrued liabilities           4,162,606       5,822,012
      Decrease (increase) in prepaid
         income taxes                       120,188    (     18,508)
      (Decrease) in taxes payable       (    59,888)           -
      (Decrease) in dividends payable          -       (    379,117)

    Net Cash Provided by Operating
       Activities                            77,510         156,743

Cash Flows from Investing Activities:
    Acquisition of property, plant
      and equipment                     (    92,041)   (     23,414)
    Acquisition of intangible assets    (    55,525)           -
    Purchase of marketable securities   (    59,932)   (    652,292)
    Proceeds from sale and maturity of
       investments                             -          1,126,941

    Net Cash (Used in) Investing
      Activities                        (   207,498)        451,235

Cash Flows from Financing Activities:
    Dividends Paid                      (   483,426            -

    Net Increase (Decrease) in Cash     (   613,414)        607,978

Cash and Cash Equivalents at Beginning
  of Period                               3,142,230       1,206,787

Cash and Cash Equivalents at End
  of Period                             $ 2,528,816      $1,814,765

Supplemental Disclosures of Cash Flow
  Information:
    Cash paid during the period for:
        Interest                         $   14,936      $   15,388
        Income taxes                        512,835         552,200

Schedule of Non Cash Financing Activities:
  Cancellation of Treasury Stock
      Common Stock                       $      867
      Retained Earnings                     148,804

                                         $  149,671

See Notes to Consolidated Financial Statements.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended February 28, 2005 are not necessarily indicative of the results that may be expected for the year ended November 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2004.

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

         Intangible Assets:

         Intangible assets are stated at cost. Patents and trademarks are amortized on the straight-line method over a period of 15-17 years. Such intangible assets are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.

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

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Earnings Per Common Share:

        Basic earnings per share is calculated using the average weighted number of shares of common stock outstanding during the year. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method" and convertible debentures using the "if-converted" method. Common stock equivalents consist of stock options.

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

        Accounts receivable are presented net of an allowance for doubtful accounts of $223,316 and $111,078 as of February
        28, 2005 and November 30, 2004, respectively.

        Shipping and Handling Costs:

        The Company presents shipping and handling costs as part of selling, general and administrative expense and not as part of cost of sales. Freight costs were $811,421 and $486,036 for the three months ended February 28, 2005 and February 29, 2004, respectively.

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

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recent Accounting Pronouncements:

         In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), which supercedes Interpretation No. 46, "Consolidation of Variable Interest Entities" issued in January 2003. FIN 46R requires a company to consolidate a variable interest entity ("VIE"), as defined, when the company will absorb a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns or both. FIN 46R also requires consolidation of existing, non-controlled affiliates if the VIE in unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46R applies immediately to a VIE created or acquired after January 31, 2003. For a VIE created before February 1, 2003, FIN 46R applies in the first fiscal year or interim period beginning after March 15, 2004, our third fiscal quarter beginning June 1, 2004. Application of FIN 46R is also required in financial statements that have interests in structures that are commonly referred to as special-purpose entities for periods after December 15, 2003. The adoption of FIN 46R did not have an impact on our financial position, results of operations or cash flows.

         In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs" ("SFAS 151"). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing", to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and required the allocation of fixed production overheads to inventory based on normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have an impact on our financial position, results of operations or cash flows.

         In November 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in Determining Whether to Report Discontinued Operations" (EITF 03-13"). Under the consensus, the approach for assessing whether cash flows of the component have been eliminated from the ongoing operations of the entity focuses on whether continuing cash flows are direct or indirect cash flows. Cash flows of the component would not be eliminated if the continuing cash flows to the entity are considered direct cash flows. The consensus should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal period beginning after December 15, 2004. The adoption of EITF 03-13 is not expected to have an impact on our financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS No. 123 (revised
         2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods the impact of that standard would have approximated the impact of SFAS 123 as described n the disclosure of proforma net income and earnings per share in Note 5. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recent Accounting Pronouncements (Continued):

         flow, rather than as an operating cash flow as required under current literature. This requirement would reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, the issuance of future options and when they would be exercised), the amount of operating cash flows recognized in prior periods for such excess tax deductions were not material to our consolidated financial position or results of operations. This statement is effective for our interim periods beginning after June 15, 2005.

         In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets" ("SFAS 153"). SFAS 153 amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions" to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have an impact on our financial position, results of operations or cash flows.

NOTE 4 - INVENTORIES

         The components of inventory consist of the following:

                         February 28,        November 30,
                             2005               2004

         Raw materials    $5,032,839         $3,764,473
         Finished goods    3,158,012          2,283,527
                          $8,190,851         $6,048,000

         At February 28, 2005 and November 30, 2004, the Company had a reserve for obsolescence of $696,171 and $871,488, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

         The components of property and equipment consisted of the following:

                                       February 28,       November 30,
                                           2005              2004
         Machinery and equipment       $  115,104         $  115,104
         Furniture and equipment          746,666            708,184
         Transportation equipment          10,918             10,918
         Tools, dies, and masters         483,776            433,221
         Leasehold improvements           294,067            291,063
                                        1,650,531          1,558,490
         Less:  Accumulated depreciation
                  and amortization      1,072,373            988,745

         Property and Equipment - Net  $  578,158         $  569,745

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

NOTE 5 - PROPERTY AND EQUIPMENT (Continued)

         Depreciation expense for the three months ended February
         28, 2005 and February 28, 2004 amounted to $83,628 and
         $70,965, respectively.

NOTE 6 - INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                    February 28,      November 30,
                                         2005             2004

         Patents and trademarks        $841,955          $786,430
         Less:  Accumulated
                 amortization           288,516           275,401
         Intangible Assets - Net       $553,439          $511,029

         Amortization expense for the three months ended February 28, 2005 and February 29, 2004 amounted to $13,115 and $12,026, respectively. Estimated amortization expense for each quarter of the ensuing five years through February 28, 2009 is $12,000.

NOTE 7 - DEFERRED ADVERTISING

         In accordance with APB 28, Interim Financial Reporting, the Company expenses its advertising and related costs over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $2,224,952 is accordingly reflected in the balance sheet for the interim period. This deferral is the result of the Company's $9 million media budget and $6 million co-op budget for the year which contemplates lower spending in the 3rd and 4th quarter than in the first two quarters.

         The table below sets forth the calculation:

                                         February       February
                                           2005           2004
                                        (In Millions) (In Millions)

         Media advertising budget for
           the fiscal year                  $9.00         $9.00

         Pro-rata portion for three months  $2.25         $2.25
         Media advertising spent             2.49          4.48
         Accrual (deferral)                ($0.24)       ($2.23)
         Anticipated Co-op advertising
           commitments                      $6.00         $5.50

         Pro-rata portion for three months  $1.50         $1.38
         Co-op advertising spent             3.48          2.87
         Accrual (deferral)                ($1.98)       ($1.49)

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

 NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                              February 28,    November 30,
                                  2005           2004
                            (In Thousands)   (In Thousands)

        a)Media advertising      $2,514         $    *
        b)Coop advertising        2,593            932
        c)Accrued returns           915            980
        d)Accrued bonuses             *            470
                                 $6,022         $2,382
        * under 5%

        All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

NOTE 9 - OTHER INCOME

        Other income consists of the following:

                                       February 28,  February 29,
                                            2005        2004
        Interest and dividend income     $102,020     $137,066
        Royalty income                     23,766       17,933
        Miscellaneous                         165        3,024
                                         $125,951     $158,023

NOTE 10 - NOTES PAYABLE AND SUBORDINATED DEBENTURES

        The Company has an available line of credit of $10,000,000. Interest is calculated at the Company's option, either on the outstanding balance at prime rate minus 1% or Libor plus 150 basis points. The line of credit is unsecured and the Company must adhere to certain financial covenants pertaining to net worth and debt coverage. The Company was not utilizing their available credit line at February 28, 2005 or November 30, 2004.

        On August 1, 2000, the Company repurchased (pursuant to a tender offer) 278,328 shares of its outstanding common stock by issuing subordinated debentures equal to $2 per share, which accrue interest at 6% and are due to mature on August 1, 2005. The interest is payable semi-annually.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)


NOTE 11 - COMMITMENTS AND CONTINGENCIES

        Litigation

        The only material legal proceedings sets forth the fact that there were originally 13 cases filed in which the Company was named along with other defendants. Eleven cases have been dismissed with prejudice. These cases cannot be legally reinstated. The one case in Philadelphia in which one of the defendants filed for bankruptcy has been delayed. The court is rendering a decision on our motion to dismiss. We agree with independent counsel that, as concluded under the decision in Seattle, unless a plaintiff ingested a product with PPA within three days of a stroke, there can be no causation to prove that a product caused the stroke. We feel that the case should be dismissed inasmuch as plaintiff at the deposition deposed that she took our product months before the stroke.

        The remaining case in Louisiana is fully insured to the extent of $5,000,000. After reviewing the plaintiff's medical records, it does not appear that there is ongoing significant medical problems that would cause a jury to render a substantial judgment. Counsel evidently in discussing the matter with Phoenix Insurance Company has not made any substantial efforts to settle the case which we have been led to believe could be settled for under $250,000.

        We do not believe that any further litigations would be ensuing because the Statute of Limitations throughout the country provided that the case must be instituted within three to four years within the time frame in which a plaintiff had constructive notice of the product that proximately caused a stroke. The FDA put out a news release nationally in October 2000. However, there can be no assurance that the current PPA litigation will not have a material adverse effect upon the Company's operations.

        Dividends

        CCA declared a dividend of $0.16 per share payable to all holders of the Company's common stock, $0.08 to shareholders of record on May 1, 2005 payable on June 1, 2005 and $0.08 to shareholders of record on November 1, 2005, payable on December 1, 2005.

NOTE 12 - PENSION PLANS

        The Company has adopted a 401(K) Profit Sharing Plan that covers union and non-union employees with over one year of service and attained age 21. Employees may make salary reduction contributions up to twenty-five percent of compensation not to exceed the federal government limits. The Company is not required to match any employee contributions but may make a voluntary Company contribution at the discretion of the Board of Directors.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)


NOTE 13 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

        Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at February 28, 2005 and November 30, 2004 were as follows:

                             February 28, 2005       November 30, 2004

      Current:               COST         MARKET       COST        MARKET

      Corporate
        obligations      $  1,925,000 $  1,915,869 $  1,475,000 $  1,470,690
      Government
        obligations
        (including mortgage
          backed securities)  296,814      298,586      296,814      297,045
      Common stock             51,649       53,064       51,649       52,656
      Mutual funds            190,606      135,766      188,247      132,347
      Other equity
        investments            57,576       56,940         -            -

          Total             2,521,645    2,460,225    2,011,710    1,952,738
      Non-Current:
      Corporate
        obligations         5,096,097    4,965,354    5,546,097    5,446,625
      Government obli-
        gations             2,751,228    2,694,410    2,751,228    2,689,721
       Preferred stock        624,845      619,372      624,845      615,852
      Other equity invest-
        ments                 100,000      100,000      100,000      100,000

          Total             8,572,170    8,379,136    9,022,170    8,852,198

          Total           $11,093,815  $10,839,361  $11,033,880  $10,804,936

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 -SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
         (CONTINUED)

        The market value at February 28, 2005 was $10,839,361 as compared to $10,804,936 at November 30, 2004. The gross unrealized gains and losses were $4,064 and ($258,515) for February 28, 2005 and $4,227 and ($233,171) for November 30, 2004.

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

   The Company's net sales increased from $12,929,465 for quarter ending February 29, 2004 to $14,688,237, primarily because of the increased sales of the Company's Mega - T appetite suppressant product and Mega T chewing gum and the introduction of the Denise Austin Product line. Sales returns and allowances decreased to 8.5% of gross sales from 9.7% last year. Gross profit margins increased to 62.93% for quarter ending February 28, 2005 compared to 62.49% for the same quarter in the prior year. The Company's gross revenues by category were: Cosmetics and Fragrances
$1,482,706, 9.52%; Health and Beauty Aids $8,874,574, 57.01%; and
miscellaneous over-the-counter $5,210,391, 33.47% for an aggregate total of $15,567,670. The Company's gross revenues for the prior year by category were: Cosmetics and Fragrances $1,694,927, 12.37%;
Health and Beauty Aids $9,024,875, 65.87%; and miscellaneous over-the-counter $2,981,517, 21.76% for an aggregate total of $13,701,319. The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases.
Net income was $944,830 as compared to $836,142 for the same quarter in 2004. The 13% increase in net income was a result of an increase of $1,758,772 in net sales. In accordance with GAAP, the Company reclassified certain advertising expenditures as a reduction of sales rather than report them as advertising expenses. The reclassification is the adoption by the Company of the EITF 00-
14 GAAP standard. The reclassification reflects a reduction in sales for the quarters ending February 28, 2005, and 2004 by $601,783 and $625,226. The reclassification reduces the gross profit margin but does not affect the net income.

   For the three-month period ending February 28, 2005, the Company had revenues of $14,814,188 and net income of $944,830 after a provision for taxes of $579,083. For the same quarter in 2004, revenues were $13,087,488 and net income of $836,142 after a provision for taxes of $522,411. Earnings per share was $0.13 for the first quarter 2005 as compared to earnings per share of $0.11 for the first quarter 2004.

   For the current first quarter, advertising, cooperative and promotional allowance expenses were $3,098,440 as compared to $2,824,306 in same quarter in 2004, increasing only $274,134. A portion of that was that commercial costs increased by $63,973 for the shooting of many new commercials. The balance was due to the increased co-op advertising budget over the prior year. Advertising expenditures were 21.1% of sales vs. 21.8% last year. The SG&A expenses increased 15% or $589,343 to $4,393,496 from $3,804,153 in 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
        OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED)

The increase was due mainly to those SG&A expenses which vary in relation to additional sales volume. Freight out, in particular, increased by $329,197 from 2004 to 2005. That increase is due to three factors. Those factors are increased sales overall, the increase of oil prices passed on to CCA, and immediate ship dates of our Denise Austin Product line. To promote sales, CCA has offered IRC coupons in skus which increased expenses $55,656. Additionally, royalty expenses increased by $61,670 due to the new royalty licenses. Consulting expense increased to $122,188 due to the marketing of new products, as well. Research and development expenses stayed about the same from the quarter last year to this year.

   Both media and co-op commitments have a material effect on the Company's operations. The Company attempts to anticipate its advertising and promotional commitments as a percentage of gross sales in order to control its effect on net income. In accordance with APB No. 28, Interim Financial Reporting, the Company expenses its advertising and related costs over the interim periods based on its total expected expenses for its various advertising programs. The total advertising programs for the year are budgeted at $9 million for media and $6 million for co-op advertising up from $9 million for media and $5.5 million for the prior year. The Company's co-op budget for the quarter is $1,500,000. Research of prior year's show that the entire amount of the budgeted co-op has never been fully utilized by the Company's accounts as a result of merchandising changes and cancelled promotions. Reduction of $207,921 to co-op expense is due to this reserve placed on co-op commitments. The reduction is based on an estimate of co-op commitments that will not be utilized based on the historical facts. Of the remaining $1,292,079, $601,783 was offset against
net sales in accordance with EITF 00-14.    The remaining $690,296
was expensed for co-op for the quarter and is reflected as part of the total advertising expense of $3,098,441. Since the actual co-op commitments for the quarter were $3,480,566, a deferral of $1,980,566 for co-op advertising is reflected on the balance sheet. This deferral will be fully expensed by year-end. The deferral is primarily a result of the Company's current $6,000,000 co-op advertising budget, which is predicated on substantially lower spending in the third and fourth quarters. The Company expensed $2,249,304 for its media advertising for the current quarter and deferred $244,396 based on actual spending of $2,493,700.

   For the period ended February 28 2005, there was approximately $919,178 of unclaimed co-op commitments from the prior years. If it becomes apparent that this co-op will not be utilized, the unclaimed co-op will be offset against the expense during the rest of the fiscal year. This procedure is consistent with prior years' methodology with regard to the unclaimed co-op expenses.

   The Company's financial position as at February 28, 2005 consists of current assets of $26,535,877 and current liabilities of $11,643,100, or a current ratio of 2.3:1. In addition, shareholders' equity increased from $23,522,047 to $24,441,370 primarily due to net income earned during the current quarter.

   All of the Company's investments are classified as available for sale. Investments with a maturity date greater than one year from February 28, 2005 are presented as long-term investments. Assuming these long-term investments can be sold and turned into liquid assets at any time, it would result in a current ratio of 3.0:1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
        OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED)

   Accounts receivable were $9,629,747 vs. $8,677,984 for periods ending February 28, 2005 and November 30, 2004, respectively. The increase in accounts receivable is predominately due to large sales increases late in the first Quarter. Inventories increased to $8,190,851 from $6,048,000, due to the addition of the Mega -T and Denise Austin products. Current liabilities are $11,643,100 for period ending February 28, 2005 vs. $8,023,805 as of November 30, 2004. Accounts payable and accrued expenses increased primarily due to the large amount of advertising incurred for the period but remaining unpaid. Liabilities also increased somewhat in order to carry an increase in inventory of $2,142,851. As of February 28, 2005, the Company was not utilizing any of the funds available under its $10,000,000 unsecured credit line.

ITEM 3.  QUANTITATIVE AND QUALITATIVE
         DISCLOSURE ABOUT MARKET RISK

   The Company's financial statements record the Company's investments under the "mark to market" method (i.e., at date-of-statement market value). The investments are, categorically listed, in "Common Stock", "Mutual Funds", "Other Equity", "Preferred Stock", "Government Obligations" and "Corporate Obligations." $210,004 of the Company's $10,839,364 portfolio of investments (approximate, as at Feb. 28, 2005) is invested in the "Common Stock" and "Other Equity" categories, and approximately $619,372 in that category are Preferred Stock holdings. Whereas the Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions; therefore, the Company does not believe that its investment-market risk is material.

ITEM 4.   CONTROLS AND PROCEDURES


     With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of
1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2005.

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

                    PART II OTHER INFORMATION


Item 1.   Legal Proceedings:

     See Part I - Note 11 of the Financial Statements regarding litigation.

Item 4.   Submission of Matters to a Vote of Security Holders:

     None.

Item 5.   Other Information:

     The Company plans to hold its Annual Meeting of Shareholders on June 15, 2005 with proxy materials mailed to shareholders of record on May 1, 2005 prior to the proposed meeting date.

Item 6.   Exhibits and Reports on Form 8-K:

     (a) Exhibits

     (31.1) Certification of Chief Executive Officer pursuant to Rule
            13a-14(a)*

     (31.2) Certification of Chief Financial Officer pursuant to Rule
            13a-14(a)*

     (32.1) Certification of Chief Executive Officer pursuant to 18
            U.S.C. 1350*

     (32.2) Certification of Chief Financial Officer pursuant to 18
            U.S.C. 1350*

     * Filed herewith.

     (b) Reports on Form 8-K.

       There were no Form 8-K's filed during the first quarter ended February 28, 2005.

       On April 11, 2005, Form 8-K was filed announcing the technical change of our auditors from Sheft Kahn & Company LLP to KGS LLP (a "spin-off" of Sheft Kahn).

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: April 13, 2004

                                   CCA INDUSTRIES, INC.



                                   By:
                                        David Edell, Chief Executive Officer



                                   By:
                                         Ira W. Berman, Chairman of the Board

                                                      Exhibit 11

        CCA INDUSTRIES, INC. AND SUBSIDIARIES

          COMPUTATION OF EARNINGS PER SHARE

                    (UNAUDITED)



                                            Three Months Ended
                                         February 28,   February 29,
                                             2005          2004

Item 6.

Weighted average shares outstanding -
  Basic                                    7,093,730    7,289,255
Net effect of dilutive stock
  options--based on the
  treasury stock method
  using average market
  price                                      241,353      363,000


Weighted average shares outstanding -
  Diluted                                  7,335,083    7,652,255

Net income                                 $ 944,830    $ 836,142

Per share amount
  Basic                                         $.13         $.11
  Diluted                                       $.13         $.11

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



Date: April 13, 2005
                                  /s/
                                  -----------------------------------
                                       David Edell
                                       Chief Executive Officer

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



Date: April 13, 2005


                               /s/------------------------------------
                                 John Bingman
                                 Chief Financial Officer

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




Date: April 13, 2005
                                  /s/--------------------------------
                                  David Edell
                                  Chief Executive Officer

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




Date: April 13, 2005
                                  /s/--------------------------------
                                      John Bingman
                                      Chief Financial Officer