Form 10-Q
period 2005-05-31
CCA INDUSTRIES INC
filed 2005-07-14
CIK 721447

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 31, 2005

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

Common Stock, $.01 Par Value - 6,225,051 shares of as May 31, 2005

  Class A Common Stock, $.01 Par Value -  967,702 shares as of
                          May 31, 2005

             CCA INDUSTRIES, INC. AND SUBSIDIARIES

                             INDEX

                                                          Page
                                                         Number

PART I FINANCIAL INFORMATION:

Item1.    Financial Statements:

  Consolidated Balance Sheets as of
    May 31, 2005 and November 30, 2004                      1-2

  Consolidated Statements of Income
    for the three months and six months
    ended May 31, 2005 and 2004                              3

  Consolidated Statements of Comprehensive Income
    for the three months and six months
    ended May 31, 2005 and 2004                              4

  Consolidated Statements of Cash Flows for
   the six months ended May 31, 2005 and 2004               5

  Notes to Consolidated Financial Statements                6-18

Item 2.   Management Discussion and Analysis of
          Results of Operations and Financial
          Condition                                         19-21
Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk                                        21
Item 4.   Controls and Procedures                            21

PART II OTHER INFORMATION                                   22-23

Item 1.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security
          Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES                                                   24

             CCA INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS

                          A S S E T S



                                          May 31,     November 30,
                                           2005           2004
                                        (Unaudited)

Current Assets
 Cash and cash equivalents              $  4,425,334   $  3,142,230
 Short-term investments and marketable
   securities                              2,887,706      1,952,738
 Accounts receivable, net of allowances
   of $1,041,756 and $517,634,
   respectively                            8,644,210      8,677,984
 Inventories                               8,018,532      6,048,000
 Prepaid expenses and sundry receivables     522,955        695,653
 Deferred income taxes                       759,160        650,938
 Prepaid income taxes and refunds due        241,214        418,651
 Deferred advertising                      2,855,175           -

   Total Current Assets                   28,354,286     21,586,194

Property and Equipment, net of
  accumulated depreciation and
  amortization                               545,132        569,745

Intangible Assets, net of accumulated
  amortization                               558,545        511,029

Other Assets
  Marketable securities                    8,648,161      8,852,198
  Deferred taxes                              49,620          -
  Other                                       48,463         37,411

   Total Other Assets                      8,746,244      8,889,609

   Total Assets                          $38,204,207    $31,556,577



See Notes Consolidated to Financial Statements.

             CCA INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY



                                                    May 31,    November 30,
                                                     2005          2004
                                                  (Unaudited)
Current Liabilities
  Accounts payable and accrued liabilities       $11,540,879 $  6,982,835
  Income tax payable                                    -          59,888
  Dividends payable                                1,151,121      483,426
  Subordinated debentures                            497,656      497,656

    Total Current Liabilities                     13,189,656    8,023,805


Deferred Income Taxes                                   -          10,725

Shareholders' Equity
  Preferred stock, $1.00 par; authorized
    20,000,000 shares; none issued
  Common stock, $.01 par; authorized
    15,000,000 shares; 6,225,051 and
    6,066,800 shares issued, respectively             62,251       61,535
  Class A common stock, $.01 par; authorized
    5,000,000 shares; 967,702 and 977,394 shares
    issued, respectively                               9,677        9,774
  Additional paid-in capital                       5,093,175    5,094,660
  Retained earnings                               20,129,963   18,734,693
  Unrealized (losses) on marketable
   securities                                   (    280,515) (   228,944)
                                                  25,014,551   23,671,718
  Less:  Treasury Stock, 86,703 shares, at cost         -     (   149,671)

   Total Shareholders' Equity                     25,014,551   23,522,047

   Total Liabilities and Shareholders' Equity    $38,204,207  $31,556,577


See Notes to Consolidated Financial Statements.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)

                                    Three Months Ended              Six Months Ended
                                          May 31,                         May 31,
                                    2005            2004            2005            2004
Revenues
  Sales of health and beauty
    aid products - Net          $18,492,442     $18,143,645     $33,180,678     $31,073,110
  Other income                      123,611         195,602         249,563         353,625

                                 18,616,053      18,339,247      33,430,241      31,426,735
Costs and Expenses
  Costs of sales                  6,202,605       5,852,863      11,647,964      10,702,110
  Selling, general and
    administrative expenses       5,734,735       4,495,581      10,128,231       8,299,734
  Advertising, cooperative
    and promotions                3,654,748       3,063,590       6,753,188       5,887,896
  Research and development          169,271         206,626         400,799         440,472
  Provision for doubtful
    accounts                        178,736          65,245         292,717          74,705
  Interest expense                    7,465           8,906          14,936          16,829

                                 15,947,560      13,692,811      29,237,835      25,421,746

  Income before Provision for
     Income Taxes                 2,668,493       4,646,436       4,192,406       6,004,989

Provision for Income Taxes          917,838       1,848,233       1,496,921       2,370,644

  Net Income                    $ 1,750,655     $ 2,798,203     $ 2,695,485     $ 3,634,345

Earnings per Share:
  Basic                                $.25            $.38            $.38            $.50
  Diluted                              $.24            $.36            $.37            $.47

Cash Dividends Declared per
  Share                                $.00            $.00            $.16            $.14



See Notes to Consolidated Financial Statements.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (UNAUDITED)
                                             Three Months Ended              Six Months Ended
                                                  May 31,                          May 31,
                                            2005            2004           2005            2004

Net Income                              $1,750,655      $2,798,203      $2,695,485      $3,634,345

Other Comprehensive Income
  Unrealized holding (losses)
  on investments                        (   26,604)     (  440,603)     (   51,571)     (  281,878)

(Benefit) for Income Taxes              (    9,150)     (  175,260)     (   18,413)     (  111,280)

Other Comprehensive (Loss) - Net        (   17,454)     (  265,343)     (   33,158)     (  170,598)

Comprehensive Income                    $1,733,201      $2,532,860      $2,662,327      $3,463,747


Earnings Per Share:
  Basic                                       $.24            $.35            $.37            $.47
  Diluted                                     $.24            $.33            $.36            $.45





See Notes to Consolidated Financial Statements.

              CCA INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)



                                                       Six Months Ended
                                                     May 31,      May 31,
                                                     2005            2004

Cash Flows from Operating Activities:
  Net income                                      $2,695,485    $3,634,345
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                  189,286       165,406
      Loss on sale of marketable securities
        and repurchase of debentures                       -        12,285
      (Increase) decrease in deferred
         income taxes                           (    168,567)      127,477
      Decrease (increase) in accounts
        receivable                                    33,774   ( 3,024,942)
      (Increase) in inventory                   (  1,970,532)  (   589,387)
      Decrease in prepaid expenses and
        miscellaneous receivables                    172,699        16,250
      (Increase) in deferred advertising        (  2,855,175)  ( 5,292,716)
      (Increase) decrease in other assets       (     11,052)        1,250
      Increase in accounts payable
        and accrued liabilities                    4,558,044     4,827,402
      Decrease in prepaid income taxes               177,437       236,620
      (Decrease) increase in taxes payable      (     59,888)      601,696

    Net Cash Provided by Operating Activities      2,761,511       715,686

Cash Flows from Investing Activities:
    Acquisition of property, plant and
       equipment                                (    138,224)  (    75,985)
    Acquisition of intangible assets            (     73,965)  (       754)
    Purchase of marketable securities           (  1,354,318)  ( 2,502,801)
    Proceeds from sale and maturity of
       investments                                   571,814     2,240,441

    Net Cash (Used in) Investing Activities     (    994,693)  (   339,099)

Cash Flows from Financing Activities:
    Dividends paid                              (    483,715)  (   379,117)

Net Increase (Decrease) in Cash                    1,283,103   (     2,530)

Cash and Cash Equivalents at Beginning
  of Period                                        3,142,231     1,206,787

Cash and Cash Equivalents at End
  of Period                                       $4,425,334    $1,204,257

Supplemental Disclosures of Cash Flow
  Information:
    Cash paid during the period for:
        Interest                                $     14,936    $   16,829
        Income taxes                               1,549,435     1,374,450

Supplemental Disclosures of Non-Cash Transactions:
  Dividends declared and accrued                  $1,151,411    $1,028,028
  Cancellation of treasury stock
      Common stock                                       867             0
      Retained earnings                              148,804             0


See Notes to Consolidated Financial Statements.


              CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

NOTE 1 -BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended May 31, 2005 are not necessarily indicative of the results that may be expected for the year ended November 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2004. The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal reoccurring nature.

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

        Accounts receivable are presented net of an allowance for doubtful accounts of $208,193 and $111,572 as of May 31, 2005 and November 30, 2004, respectively.

        Shipping and Handling Costs:

        The Company presents shipping and handling costs as part of selling, general and administrative expense and not as part of cost of sales. Freight costs were $1,924,679 and $1,291,784 for the six months ended May 31, 2005 and 2004, respectively.

        Comprehensive Income:

        The Company adopted SFAS #130, Comprehensive Income, which considers the Company's financial performance in that it includes all changes in equity during the period from transactions and events from non-owner sources.


        Reclassifications:

        Certain prior year amounts have been reclassified to conform to the fiscal 2005 presentation.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recent Accounting Pronouncements:

         In December 2003, the Financial Accounting Standards Board ("FASB" ) issued Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), which supercedes Interpretation No. 46, "Consolidation of Variable Interest Entities" issued in January 2003. FIN 46R requires a company to consolidate a variable interest entity ("VIE"), as defined, when the company will absorb a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns or both. FIN 46R also requires consolidation of existing, non-controlled affiliates if the VIE in unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46R applies immediately to a VIE created or acquired after January 31, 2003. For a VIE created before February 1, 2003, FIN 46R applies in the first fiscal year or interim period beginning after March 15, 2004, our third fiscal quarter beginning June 1, 2004. Application of FIN 46R is also required in financial statements that have interests in structures that are commonly referred to as special-purpose entities for periods after December 15, 2003. The adoption of FIN 46R did not have an impact on our financial position, results of operations or cash flows.

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

         In December 2004, the FASB issued SFAS No. 123 (revised
         2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recent Accounting Pronouncements (Continued):

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

         The American jobs Creation Act of 2004 (the "AJCA") was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain earnings repatriated to the U.S.

         The FASB issued Staff Position FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP FAS 109-1") on December 21, 2004. In accordance with FSP FAS 109-1, we will treat the deduction for qualified domestic manufacturing activities, which is effective upon issuance, as a reduction of the income tax provision in future years as realized.

         In December 2004, the FASB issued Staff Position 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs creation Act of 2004, "allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. We are in the process of evaluating the effects of the repatriation provision.

NOTE 4 - INVENTORIES

         The components of inventory consist of the following:

                           May 31,           November 30,
                             2005               2004

         Raw materials    $4,958,483         $3,764,473
         Finished goods    3,060,049          2,283,527
                          $8,018,532         $6,048,000

         At May 31, 2005 and November 30, 2004, the Company had a reserve for obsolescence of $628,000 and $871,488, respectively.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

NOTE 5 - PROPERTY AND EQUIPMENT

         The components of property and equipment consisted of the following:

                                           May 31,         November 30,
                                           2005               2004
         Machinery and equipment      $  116,700         $  115,104
         Furniture and equipment         771,860            708,184
         Transportation equipment         10,918             10,918
         Tools, dies, and masters        503,169            433,221
         Leasehold improvements          294,067            291,063
                                       1,696,714          1,558,490
         Less:  Accumulated depreciation
                  and amortization     1,151,582            988,745

         Property and Equipment - Net $  545,132         $  569,745

         Depreciation expense for the six months ended May 31, 2005 and 2004 amounted to $162,837 and $143,197, respectively.

NOTE 6 - INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                          May 31,      November 30,
                                           2005             2004

         Patents and trademarks          $860,396          $786,430
         Less:  Accumulated amortization  301,850           275,401
         Intangible Assets - Net         $558,546          $511,029

         Amortization expense for the six months ended May 31, 2005 and 2004 amounted to $26,449 and $48,200, respectively. Estimated amortization expense for each quarter of the ensuing five years through February 28, 2009 is $12,000.

NOTE 7 - DEFERRED ADVERTISING

         In accordance with APB 28, Interim Financial Reporting, the Company expenses its advertising and related costs over the interim periods based on its total expected costs per its various advertising programs. Consequently a deferral of $2,855,175 is accordingly reflected in the balance sheet for the interim period. This deferral is the result of the Company's $10 million media budget and $6 million co-op budget for the year which contemplates lower spending in the 3rd and 4th quarter than in the first two quarters.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        (UNAUDITED)

NOTE 7 - DEFERRED ADVERTISING (Continued)

         The table below sets forth the calculation:
                                                         May 31 ,     May 31,
                                                          2005         2004
                                                    (In Millions) (In Millions)

         Media advertising budget for the fiscal year     $10.00        $9.00

         Pro-rata portion for six months                  $ 5.00        $4.50
         Media advertising spent                            6.32         8.72
         Accrual (deferral)                              ($ 1.32)      ($4.22)

         Anticipated co-op advertising commitments        $ 6.00        $5.50

         Pro-rata portion for six months                   $3.00        $2.75
         Co-op advertising spent                            4.53         3.82
         Accrual (deferral)                              ($ 1.53)      ($1.07)

 NOTE 8 -ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                 May 31,         November 30,
                                   2005             2004
                             (In Thousands)   (In Thousands)

        a)Media advertising     $  2,053          $   *
        b)Coop advertising         2,372            932
        c)Accrued returns          1,346            980
        d)Accrued bonuses              *            470
                                  $5,771         $2,382
        * under 5%

        All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

NOTE 9 -OTHER INCOME

        Other income consists of the following:

                                               May 31,
                                          2005         2004

        Interest and dividend income    $204,631     $261,315
        Royalty income                    44,766       60,380
        Miscellaneous                        166       31,930
                                        $249,563     $353,625

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

NOTE 10 -  NOTES PAYABLE AND SUBORDINATED DEBENTURES

        The Company has an available line of credit of $10,000,000. Interest is calculated at the Company's option, either on the outstanding balance at prime rate minus 1% or Libor plus 150 basis points. The line of credit is unsecured and the Company must adhere to certain financial covenants pertaining to net worth and debt coverage. The Company was not utilizing their available credit line at May 31, 2005 or November 30, 2004.

        On August 1, 2000, the Company repurchased (pursuant to a tender offer) 278,328 shares of its outstanding common stock by issuing subordinated debentures equal to $2 per share, which accrue interest at 6% and are due to mature on August 1, 2005. The interest is payable semi-annually.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

        Litigation

        The only material legal proceedings sets forth the fact that there were originally 13 cases filed in which the Company was named along with other defendants as a result of their purchasing and ingesting our diet suppressant containing phenylpropanolamine (PPA), which the Company utilized as its active ingredient in its products prior to November 2000. Eleven cases have been dismissed with prejudice. These cases cannot be legally reinstated.
        The one case in Philadelphia in which one of the defendants filed for bankruptcy has been delayed. The court is rendering a decision on our motion to dismiss. We agree with independent counsel that, as concluded under the decision in Seattle, unless a plaintiff ingested a product with PPA within three days of a stroke, there can be no causation to prove that a product caused the stroke. We feel that the case should be dismissed inasmuch as plaintiff at the deposition deposed that she took our product months before the stroke.

        The remaining case in Louisiana is fully insured to the extent of $5,000,000. After reviewing the plaintiff's medical records, it does not appear that there is ongoing significant medical problems that would cause a jury to render a substantial judgment. Counsel evidently in discussing the matter with Phoenix Insurance Company, has not made any substantial efforts to settle the case which we have been led to believe could be settled for under $250,000.

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

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED)
NOTE 12 - PENSION PLANS

        The Company has adopted a 401(K) Profit Sharing Plan that covers union and non-union employees with over one year of service and attained age 21. Employees may make salary reduction contributions up to twenty-five percent of compensation not to exceed the federal government limits. The Company is not required to match any employee contributions but may make a voluntary Company contribution at the discretion of the Board of Directors. No voluntary contributions were made by the company.

NOTE 13 -  SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

        Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at May 31, 2005 and November 30, 2004 were as follows:

                                       May 31, 2005           November 30, 2004
      Current:                      COST        MARKET        COST      MARKET
      Corporate
        Obligations              $ 2,299,445  $ 2,274,453 $ 1,475,000 $ 1,470,690
      Government
        obligations
        (including mortgage
          backed securities)         372,775      370,586     296,814     297,045
      Common stock                    51,649       57,048      51,649      52,656
      Mutual funds                   193,048      133,008     188,247     132,347
      Other equity
        investments                   58,420       52,611        -           -

          Total                    2,975,337    2,887,706   2,011,710   1,952,738
      Non-Current:
      Corporate obligations        5,364,330    5,223,393   5,546,097   5,446,625
      Government obli-
        gations                    2,751,870    2,706,624   2,751,228   2,689,721
       Preferred stock               624,845      617,844     624,845     615,852
      Other equity invest-
        ments                        100,000      100,000     100,000     100,000

          Total                    8,841,045    8,648,161   9,022,170   8,852,198

          Total                  $11,816,382  $11,535,867 $11,033,880 $10,804,936

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 -SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
         (CONTINUED)

        The market value at May 31, 2005 was $11,535,867 as compared to $10,804,936 at November 30, 2004. The gross unrealized gains and losses were $9,694 and ($290,209) for May 31, 2005 and $4,227 and ($233,171) for November 30,
        2004.

NOTE 14-SUBSEQUENT EVENT

        The Company has entered into an exclusive consulting agreement with a firm to enhance the value of the Company for its shareholders. The enhancement encompasses the possible acquisition of new trademarks to add to the Company's product line, the merging with another company, the selling out to another company or the possibility of merging and/or selling out to a financial group who may be interested in taking the Company private.

NOTE 15 -CHANGE IN ESTIMATE

        The Company is in discussions with the SEC regarding the best way to report our advertising expense during the interim periods. While the outcome will have no effect at all on the Company's year end financial statements which have always, in accordance with GAAP, expensed all of the advertising costs expended during a fiscal year in the year they were incurred; the financial results of the individual quarters within each year will be affected.

        APB 28 Interim Financial Reporting states "Advertising costs may be deferred within a fiscal year if the benefits of an expenditure made clearly extend beyond the interim period in which the expenditure is made."

        This requires an estimate to be made by the company as to how much benefit of incurred advertising will be realized in subsequent quarters. As stated in the previously filed 10Q's, over the past years the Company has reported its advertising expense consistently according to its interpretation of APB 28 Interim Financial Reporting by expensing its annualized budgeted advertising expense equally over the four quarters. The Company feels that its budgeted advertising expense for any year affects its sales for the entire year regardless of when the advertisement actually runs. The strategy adopted by the company to get the most value for its advertising dollars is to saturate the market during the first two quarters of each fiscal year so that an impression can be made on the consumer. The benefit of that advertising is then reflected in the brand recognition achieved, which carries over into the last two quarters of the year. By the beginning of the next fiscal year the Company believes it must, once again, saturate the market to rekindle the interest in its products. We do not believe that the advertising spent in a particular quarter relates solely to the sales in that quarter, especially since although the advertising might generate sales at the retailer, it doesn't affect the Company until the retailer reorders to replace the sold inventory. Depending on the retailer this could be weeks, months, or quarters later.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 -CHANGE IN ESTIMATE (CONTINUED)

        The SEC believes that pursuant to APB 28 there is no clear benefit to the subsequent quarters of the advertising dollars spent in the current quarter and therefore has suggested that the Company revise its estimate of the benefit derived by subsequent quarters and expense its advertising during its interim periods as the costs are incurred.

        Had the Company reported its advertising expense according to the SEC's suggestion in the current and previous two years the Pro-forma Net income and diluted EPS would have been as follows:


        Year                Quarter       Quarter   Quarter    Quarter     End
                             (000)         (000)     (000)      (000)     (000)

        2005 - Proforma
        Revenues            $14,814       $18,616
        Advertising         $ 5,323       $ 4,285
        NI                 ($   435)      $ 1,337
        EPS                ($.06)         $ .18

        2004 - Proforma
        Revenues            $13,087       $18,339   $16,696   $13,395   $61,518
        Advertising         $ 6,547       $ 4,633   $   551   $ 1,387   $13,119
        NI                 ($ 1,462)      $ 1,902   $ 3,584   $ 1,772   $ 5,797
        EPS                ($ .20)        $ .25     $ .47     $ .24     $ .75

        2003 - Proforma
        Revenues            $12,515       $17,611   $12,853   $11,758   $54,737
        Advertising         $ 4,036       $ 3,893   $ 1,085   $ 1,314   $10,329
        NI                 ($   218)      $ 1,897   $ 2,052   $ 1,521   $ 5,252
        EPS                ($ .03)        $ .25     $ .28     $ .20     $ .68

        This reporting change would have had no effect on the year end financials whatsoever. It simply would have skewed the quarterly earnings to reflect significantly less earnings in the first two quarters when we typically spend the bulk of our advertising dollars and significantly more income in the third and fourth quarters when we reap the rewards of our advertising but significantly reduce our current spending.

               CCA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 -CHANGE IN ESTIMATE (CONTINUED)


        For comparison purposes, the historical numbers we did report are shown below:

        2005
        Revenues            $14,814       $18,616
        Advertising         $ 3,098       $ 3,655
        NI                  $   945       $ 1,751
        EPS                 $ .13         $ .24

        2004
        Revenues            $13,087       $18,339   $16,696   $13,395   $61,518
        Advertising         $ 2,824       $ 3,064   $ 3,932   $ 3,299   $13,119
        NI                  $   836       $ 2,798   $ 1,457   $   705   $ 5,797
        EPS                 $ .11         $ .36     $ .19     $ .09     $ .75

        2003
        Revenues            $12,515       $17,611   $12,853   $11,758   $54,737
        Advertising         $ 2,723       $ 2,634   $ 2,405   $ 2,568   $10,329
        NI                  $   574       $ 2,584   $ 1,287   $   807   $ 5,252
        EPS                 $ .08         $ .34     $ .17     $ .11     $ .68


        As shown the year end numbers are exactly the same, the change simply reallocates when our advertising dollars are expensed.

        If our final discussion with the SEC convinces us to change our method of estimating the benefits derived from our advertising dollars, we will restate the current quarter to reflect the change in estimate and will utilize the new method in all future filings. The affect of the restatement on the 2nd quarter 2005 financials will be to decrease the earnings from $1,751,000, $.24 EPS, to ($122,000), ($.02) EPS. This is due
        to the fact that since this is a "change in an estimate", accounting guidelines require us to account for the entire effect in the most recent quarter rather than restate each of the prior quarters. Therefore, the entire effect of the current quarter deferral is reflected in the 2nd quarter earnings as opposed to being reflected in both the 1st and 2nd quarters as shown in the proforma table above. As stated above, although the change makes our 2nd quarter earnings look significantly lower, its effects will be reversed in the third and fourth quarters when very little advertising is budgeted to be expended.

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

   For the three-month period ending May 31, 2005, the company had revenues of $18,616,053 and net income of $1,750,655 after provision for taxes of $917,838. For the same quarter in 2004, revenues of $18,339,247 and net income of $2,798,203 after a provision for taxes of $1,848,233. Earnings per share was $.24 (diluted) for the second quarter 2005 as compared to earnings $.36 (diluted) for the second quarter 2004. In accordance with EITF 00-14, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the second quarter of 2005 were reduced by $812,330 and offset by an equal reduction of trade promotional expenses, which were included in the Company's advertising expense budget. In the same period of the prior year, gross sales were reduced by $636,958 and trade promotion was credited by that amount. These accounting adjustments under EIFT 00-14 do not affect net income.

   The Company's net sales increased from $18,143,645 for the three-month period ending May 31, 2004 to $18,492,442 for the three-month period ending May 31, 2005, showing an increase of sales of $348,797. Sales returns and allowances increased to 12.99% of gross sales for the three-month period ending May 31, 2005 from 10.69% the same period last year. Gross profit margins decreased to 66.46% for three-month period ending May 31, 2005 compared to 67.74% for the same three-month period in the prior year.

   The Company's net sales increased from $31,073,110 for six months ending May 31, 2004 to $33,180,678 for six months ending May 31, 2005, showing an increase of sales of $2,107,568. Sales returns and allowances decreased to 9.05% of gross sales this year from 9.72% last year six months ending May 31, 2004. Gross profit margins decreased to 64.90% for the six months ending May 31, 2005 compared to 65.56% for the same period in the prior year. The Company's gross sales net of returns by category were: Cosmetics and Fragrances $3,892,553, 11.07%; Health and Beauty Aids $21,146,590, 60.13%; and miscellaneous over-the-counter $10,130,894, 28.81% for an aggregate total of $35,170,037. The
Company makes every effort to control the cost of manufacturing and has had no substantial cost increases. Net income before taxes is $4,192,406 as compared to $6,004,990 for the same quarter in 2004. The 33.85% decrease in net income was a result of an increase
                               -19-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
        OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED)

of media from 9M to 10M and higher freight out costs due to fuel surcharges. In accordance with GAAP, the Company reclassified certain advertising expenditures as a reduction of sales rather than report them as advertising expenses. The reclassification is the adoption by the Company of the EITF 00-14 GAAP standard. The reclassification reflects a reduction in sales for the six months ending May 31, 2005, and 2004 by $1,414,113 and $1,261,824. The reclassification reduces the gross profit margin but does not affect the net income.

   For the six-month period ending May 31, 2005, the Company had revenues of $33,430,241 and net income of $2,695,485 after a provision for taxes of $1,496,921. For the same quarter in 2004, revenues were $31,426,735 and net income of $3,634,345 after a provision for taxes of $2,370,644.

   For the six month period ending May 31, 2005, advertising, cooperative and promotional allowance expenses were $6,753,188 as compared to $5,887,896 in same period in 2004, increasing $865,292. A portion of that was that commercial costs increased by $181,720 for the shooting of many new commercials. The balance was due to the increased co-op advertising budget ($5.5M to $6.0M) and the media advertising budget ($9.0M to $10.0M) over the prior year.

   Advertising expenditures were 20.4% of sales for the current year vs. 18.9% last year. The SG&A expenses increased $1,828,497 to $10,128,231 from $8,299,734 in 2004. The increase was due mainly to those SG&A expenses which vary in relation to additional sales volume. Freight out, in particular, increased by $638,889 from 2004 to 2005. That increase is due to three factors. Those factors are increased sales overall, the increase of oil prices passed on to CCA, and immediate ship dates of our Denise Austin Product line. To promote sales, CCA has offered IRC coupons in skus which increased expenses $82,148. Additionally, royalty expenses have increased by $131,879 due to the new royalty licenses, consulting and temporary help expense increased to $316,593 due to the marketing of new products, as well. Research and development expenses decreased $39,673 from the six month period last year to this year.

   Both media and co-op commitments have a material effect on the Company's operations. The Company attempts to anticipate its advertising and promotional commitments as a percentage of gross sales in order to control its effect on net income. In accordance with APB No. 28, Interim Financial Reporting, the Company expenses its advertising and related costs over the interim periods based on its total expected expenses for its various advertising programs.
The total advertising programs for the year are budgeted at $10 million for media and $6 million for co-op advertising up from $9 million for media and $5.5 million for the prior year. The
Company's co-op budget for the period ending May 31, 2005 is $3,000,000. Research of prior year's show that the entire amount of the budgeted co-op has never been fully utilized by the Company's accounts as a result of merchandising changes and cancelled promotions. Reduction of $197,144 to co-op expense is due to this reserve placed on co-op commitments. The reduction is based on an estimate of co-op commitments that will not be utilized based on the historical facts. Of the remaining $2,802,856, $1,414,113 was offset against net sales in accordance with EITF 00-
14. The remaining $1,388,743 was expensed for co-op for the quarter and is reflected as part of the total advertising expense of $6,753,188. Since the actual co-op commitments for the quarter were $4,730,273, a deferral of $1,525,414 for co-op advertising is reflected on the balance sheet. This deferral will be fully expensed by year-end. The deferral is primarily a result of the Company's current $6,000,000 co-op advertising budget, which is predicated on substantially lower spending in the third and fourth quarters. The Company expensed $4,986,786 for its media advertising for the period ending May 31, 2005 and deferred $1,329,761 based on actual spending of $6,329,761. Please refer to footnote 15 to the financial statements with regard to the possible change of our method of estimating the advertising costs per quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
        OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED)

   For the period ended May 31, 2005, there was approximately $683,225 of unclaimed co-op commitments from the prior years. If it becomes apparent that this co-op will not be utilized, the unclaimed co-op will be offset against the expense during the rest of the fiscal year. This procedure is consistent with prior years' methodology with regard to the unclaimed co-op expenses.

   The Company's financial position as at May 31, 2005 consists of current assets of $28,354,286 and current liabilities of $13,189,656, or a current ratio of 2.1:1. In addition, shareholders' equity increased from $23,522,047 to $25,014,551 primarily due to net income earned during the current quarter.

     All of the Company's investments are classified as available for sale. Investments with a maturity date greater than one year from May 31, 2005 are presented as long-term investments. Assuming these long-term investments can be sold and turned into liquid assets at any time, it would result in a current ratio of 2.8:1.

   Accounts receivable were $8,644,210 as compared to $8,677,984 for periods ending May 31, 2005 and November 30, 2004, respectively. Inventories increased to $8,018,532 from $6,048,000, due to the addition of the Mega -T and Denise Austin products. Current liabilities are $13,189,656 for period ending May 31, 2005 as compared to $8,023,805 as of November 30, 2004. Accounts payable and accrued expenses increased primarily due to the large amount of advertising incurred for the period but remaining unpaid. Liabilities also increased due to the increase in inventory of $1,970,532. As of May 31, 2005, the Company was not utilizing any of the funds available under its $10,000,000 unsecured credit line.

ITEM 3.  QUANTITATIVE AND QUALITATIVE
         DISCLOSURE ABOUT MARKET RISK

   The Company's financial statements record the Company's investments under the "mark to market" method (i.e., at date-of-statement market value). The investments are, categorically listed, in "Common Stock", "Mutual Funds", "Other Equity", "Preferred Stock", "Government Obligations" and "Corporate Obligations." $209,659 of the Company's $11,535,869 portfolio of investments (approximate, as at May 31, 2005) is invested in the "Common Stock" and "Other Equity" categories, and approximately $617,844 in that category are Preferred Stock holdings. Whereas the Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions; therefore, the Company does not believe that its investment-market risk is material.

ITEM 4.   CONTROLS AND PROCEDURES

     With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of
1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2005.

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

                    PART II OTHER INFORMATION


Item 1.   Legal Proceedings:

     See Part I - Note 11 of the Financial Statements regarding litigation.

Item 4.   Submission of Matters to a Vote of Security Holders:

     Our annual meeting of shareholders was held on June 15, 2005 in New York, New York. At the meeting, the following persons were elected as directors: Dunnan Edell (5,647,876 votes for and 305,785 votes withheld), Dr. Gio Batta Gori (5,647,876 votes for and 833,518 votes withheld) and Robert Lage (5,647,682 votes for and 305,979 votes withheld).

     The shareholders approved the appointment of KGS LLP, formerly known as Sheft Kahn & Company LLP, as the Company's independent certified public accountants for the fiscal year ending November 30, 2005 (5,844,136 votes for, 107,203 against and 2,322 votes abstained).

     Also approved at the annual meeting was the Company's amended and restated stock option (incentive) plan 2003 (2,229,455 votes for, 584,126 votes against, 74,378 votes abstained and 3,065,702 shares was a broker non-vote).

Item 5.   Other Information:

     The Company has held its Annual Meeting of Shareholders on June 15, 2005 with proxy materials mailed to shareholders of record on May 1, 2005 prior to the meeting date.

     On June 16, 2004, the audit committee revised the audit committee charter. The charter is filed as an exhibit to this report.

     Owners of Common Stock and owners of Class A Common Stock are entitled to one vote for each share of stock held, and the voting and other rights of each class are equivalent except in respect to the election of directors.

     In respect to the election of directors, the Class A Common Stock shareholders have the right to elect four directors and the Common Stock shareholders have the right to elect three. (In consequence, no proposal to alter or change the right of Class A Common Stock shareholders to elect a majority of directors could be effectively voted unless a separate majority of Class A Common Stock shares were voted therefor.)

Item 6.   Exhibits and Reports on Form 8-K:

     (a) Exhibits

     (10.1) Audit Committee Revised Charter - June 16, 2004 *

     (31.1) Certification of Chief Executive Officer pursuant to Rule
            13a-14(a)*

                       CCA INDUSTRIES, INC.

     (31.2) Certification of Chief Financial Officer pursuant to Rule
            13a-14(a)*

     (32.1) Certification of Chief Executive Officer pursuant to 18
            U.S.C. 1350*

     (32.2) Certification of Chief Financial Officer pursuant to 18
            U.S.C. 1350*

     * Filed herewith.

     (b) Reports on Form 8-K.

       Form 8K - filed April 11, 2005 announcing the technical change of our auditors from Sheft Kahn & Company LLP to KGS LLP (a "spin-off" of Sheft Kahn).

       Form 8K - Filed June 27, 2005 states the Company has entered into an exclusive agreement with a New York Stock Exchange member to enhance shareholders value.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






Date:  July 14, 2005

                                   CCA INDUSTRIES, INC.



                                   By:
                                      David Edell, Chief Executive Officer



                                   By:
                                       Ira W. Berman, Chairman of the Board

                                            EXHIBIT 10.1

        CCA Industries, Inc. Audit Committee Charter


                          Status

The Audit Committee is a committee of the Board of Directors.

                        Membership

The Audit Committee shall consist of three or more directors, all of whom, in the judgment of the Board of Directors, shall be independent in accordance with the American Stock Exchange listing standards. Each member shall, in the judgment of the Board of Directors, have the ability to read and understand the Company's basic financial statements or shall, at the time of appointment, undertake training for that purpose. At least one member of the Audit Committee shall, in the judgment of the Board of Directors, be an audit committee financial expert in accordance with the rules and regulations of the Securities and Exchange Commission and at least one member
(who may also serve as the audit committee financial expert) shall, in the judgment of the Board of Directors, have accounting or related financial management expertise in accordance with the American Stock Exchange listing standards.

                          Purpose

The Audit Committee shall represent and assist the Board of Directors with the oversight of (a) the integrity of the Company's financial statements and internal controls,
(b) the Company's compliance with legal and regulatory requirements, (c) the independent auditor's qualifications and independence and (d) the performance of the Company's independent auditor. Except, as otherwise required by applicable laws, regulations or listing standards, all major decisions are considered by the Board of Directors as a whole.


                       Responsibilities

1. Select and retain (subject to approval by the Company's stockholders), and terminate when appropriate, the independent auditor, set the independent auditor's compensation, and pre-approve all audit services to be provided by the independent auditor.

2. Pre-approve all permitted non-audit services to be performed by the independent auditor and establish policies and procedures for the engagement of the independent auditor to provide permitted not-audit services.

3. Receive and review: (a) a report by the independent auditor describing the independent auditor's internal quality-control procedures and any material issues raised by the most recent internal quality-control review or peer review of the independent auditing firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years, respecting one or more independent audits carried out by the firm, and any steps taken to deal with any such issues; and (b) other required reports from the independent auditor.

4. At least annually, consider the independence of the independent auditor, including whether the provision by the independent auditor of permitted non-audit services is compatible with independence, and obtain and review a report from the independent auditor describing all relationships between the auditor and the Company.

5. Review the independent auditor: (a) the scope and results of the audit; (b) any problems or difficulties that the auditor encountered in the course of the auditor work, and management's response; and (c) any questions, comments or suggestion the auditor may have relating to the internal controls, and accounting practices and procedures of the Company or its subsidiaries.

6. Review with the independent auditor and management:
   (a) the adequacy and effectiveness of the systems of internal controls (including any significant deficiencies and significant changes in internal controls reported to the Audit Committee by the independent auditor or management), accounting practices, and disclosure controls and procedures (and management's reports thereon), of the Company and its subsidiaries; and (b) current accounting trends and developments, and take such action with respect to thereto as may be deemed appropriate.

7. Review with management and the independent auditor the annual and quarterly financial statements of the Company, including: (a) the Company's disclosures under the "Management's Discussion and Analysis of the Financial Condition and Results of Operations," (b) any material changes in accounting principles or practices used in preparing the financial statements prior to the filing of a report on Form 10-K or 10-Q with the Securities and Exchange Commission; and (c) the terms required by the Statement of Auditing Standards 61 as in effect at that time in the case of the annual statements, and Statement of Auditing Standards 71 as in effect in the case of the quarterly statements.

8. Recommend to the Board of Directors, based on the review described in paragraphs 4 and 7 above, whether the financial statements should be included in the annual report on Form 10-K.

9. Review earnings press releases, as well as Company policies with respect to earnings press releases, financial information and earnings guidance provided to analysts and rating agencies.

10. Discuss Company policies with respect to risk assessment and risk management, and review contingent liabilities and risks that may be material to the Company and major legislative and regulatory developments which could materially impact the Company's contingent liabilities and risks.

11. Review: (a) the status of compliance with laws, regulations, and internal procedures, and (b) the scope and status of systems designed to promote Company compliance with laws, regulations and internal procedures, through receiving reports from management, legal counsel and third parties as determined by the Audit Committee.

12. Establish procedures for the confidential and anonymous receipt, retention and treatment of complaints regarding the Company's accounting, internal controls and auditing matters.

13. Establish policies for the hiring of employees and former employees of the independent auditor.

14. Obtain the advice and assistance, as appropriate, of independent counsel and other advisors as necessary to fulfill the responsibilities of the Audit Committee.

15. Conduct an annual performance evaluation of the Audit
    Committee and annually evaluate the adequacy of its charter.


                          Meetings

The Audit Committee shall meet as such other times as it deems necessary to fulfill its responsibilities. The
Audit Committee shall periodically meet separately, in executive session, with management and the independent auditor. The Audit Committee shall report regularly to the Board of Directors with respect to its activities and make recommendations to the Board of Directors as appropriate.

                                                              Exhibit 11
        CCA INDUSTRIES, INC. AND SUBSIDIARIES

          COMPUTATION OF EARNINGS PER SHARE
                      (UNAUDITED)



                                           Three Months Ended       Six Months Ended
                                                May 31,                  May 31,
                                            2005       2004          2005         2004

Item 6.
Weighted average shares outstanding -
  Basic                                  7,139,056   7,314,491     7,116,651   7,301,942
Net effect of dilutive stock
  options--based on the
  treasury stock method
  using average market
  price                                    196,031     363,170       200,452     363,087

Weighted average shares outstanding -
  Diluted                                7,335,087   7,677,661     7,317,103   7,665,029

  Net income                            $1,750,655  $2,798,203    $2,695,485  $3,634,345

Per share amount
  Basic                                       $.25        $.38          $.38        $.50
  Diluted                                     $.24        $.36          $.37        $.47












                                                        Exhibit 31.1

CERTIFICATION

I, David Edell, Chief Executive Officer of the Registrant, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of CCA
     Industries, Inc.;

2. To the best of my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. To the best of my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report.

4. The Registrant's other certifying officer, John Bingman,and I are re-sponsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

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

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial informa-tion; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.



Date:  July 14, 2005
                                  /s/
                                  -----------------------------------
                                       David Edell
                                       Chief Executive Officer

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

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial informa-tion; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.



Date:  July 14, 2005


                               /s/------------------------------------
                                 John Bingman
                                 Chief Financial Officer

                                                        Exhibit 32.1



           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
               AS ADOPTED PURSUANT TO SECTION 906 OF THE
                      SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of CCA Industries, Inc. (the "Registrant") on Form 10-Q for the quarterly period ended May 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Edell, Chief Executive Officer of the Registrant, certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report, to which this certification is attached, fully complies with the requirements of section 13(a) of the Securities Exchange Action of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




Date:  July 14, 2005
                                  /s/-----------------------------
                                  David Edell
                                  Chief Executive Officer

                                             Exhibit 32.2




           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
               AS ADOPTED PURSUANT TO SECTION 906 OF THE
                      SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CCA Industries, Inc. (the "Registrant") on Form 10-Q for the quarterly period ended May 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Bingman, Chief Financial Officer of the Registrant, certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report, to which this certification is attached, fully complies with the requirements of section 13(a) of the Securities Exchange Action of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




Date:  July 14, 2005
                                  /s/--------------------------------
                                      John Bingman
                                      Chief Financial Officer