Form 10-Q
period 2005-08-31
CCA INDUSTRIES INC
filed 2005-10-17
CIK 721447

                                                              FORM 10-Q

                                   SECURITIES AND EXCHANGE COMMISSION

                                                  WASHINGTON, D.C. 20549

                             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 2005

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X        No   _____

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes______   No     X

                  Common Stock, $.01 Par Value –  6,210,051 shares of as August 31, 2005

                         Class A Common Stock, $.01 Par Value –   967,702 shares as of

                                                           August 31, 2005

                                   CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                                                  INDEX

                                                                                                          Page

                                                                                                            Number

PART I FINANCIAL INFORMATION:

Item1.  Financial Statements:

  Consolidated Balance Sheets as of

    August 31, 2005 and November 30, 2004                                               1-2

  Consolidated Statements of Income

    for the three months and nine months

    ended August 31,  2005 and 2004                                                        3

  Consolidated Statements of Comprehensive Income

    for the three months and nine months

    ended August 31, 2005 and 2004                                                         4

  Consolidated Statements of Cash Flows for

    the nine months ended August 31, 2005 and 2004                                 5

  Notes to Consolidated Financial Statements                                             6-18

Item 2. Management Discussion and Analysis of

  Results of Operations and Financial

  Condition                                                                                   19-21

Item 3. Quantitative and Qualitative Disclosures about

  Market Risk                                                                               21

Item 4. Controls and Procedures                                                              21

PART II OTHER INFORMATION                                                          22-23

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security

  Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES                                                                                      24

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

A S S E T S

                                                                            August 31,            November 30,

                                                                                 2005                       2004

                                                                                                          (Unaudited)

Current Assets

Cash and cash equivalents                                               $  1,973,371              $  3,142,230

Short-term investments and marketable

    securities                                                                       3,635,996                  1,952,738

Accounts receivable, net of allowances of

     $ 1,278,608 and $518,127, respectively                              8,605,633                  8,677,984

Inventories                                                                        6,943,804                  6,048,000

Prepaid expenses and sundry receivables                                 444,245                    695,653

    Deferred income taxes                                                           708,307                    650,938

Prepaid income taxes and refunds due                                     886,420                    418,651

Total Current Assets                                                     23,197,776                21,586,194

Property and Equipment, net of accumulated

   depreciation and amortization                                                  500,084                    569,745

Intangible Assets, net of accumulated

amortization                                                                          578,155                    511,029

Other Assets

Marketable securities                                                          8,311,024                 8,852,198

Deferred taxes                                                                        49,000                               -

Other                                                                                     48,325                      37,411

Total Other Assets                                                          8,408,349                  8,889,609

Total Assets                                                               $32,684,364              $31,556,577

   See Notes Consolidated to Financial Statements.

                                   CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                              August 31,             November 30,

                                                                                    2005                         2004

                                                                                         (Unaudited)

Current Liabilities

  Accounts payable and accrued liabilities                            $  7,449,128               $  6,982,835

   Income tax payable                                                                         -                       59,888

   Dividends payable                                                                575,560                     483,426

Subordinated debentures                                                                 -                     497,656

Total Current Liabilities                                                   8,024,688                   8,023,805

Deferred Income Taxes                                                                      -                       10,725

Shareholders' Equity

Preferred stock, $1.00 par; authorized

20,000,000 shares; none issued

Common stock, $.01 par; authorized

15,000,000 shares;  6,210,051 and

       6,153,503 shares issued, respectively                                   62,101                       61,535

Class A common stock, $.01 par; authorized

5,000,000 shares;  967,702 and 977,394 shares

  issued, respectively                                                             9,677                         9,774

Additional paid-in capital                                                     5,093,325                   5,094,660

Retained earnings                                                             19,739,129                 18,734,693

Unrealized (losses) on marketable

securities                                                                 (244,556)            (228,944)

                                                                                  24,659,676                 23,671,718

    Less:  Treasury Stock, 86,703 shares, at cost                                -              (149,671)

Total Shareholders' Equity                                            24,659,676                   23,522,047

Total Liabilities and Shareholders' Equity                       $32,684,364               $31,556,577

See Notes to Consolidated Financial Statements.

                                     CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF INCOME

                                                             (UNAUDITED)

                                                   Three Months Ended                       Nine Months Ended

                                                            August 31,                                      August 31,

                                                  2005                     2004                    2005                   2004

Revenues

Sales of health and beauty

aid products – Net        $15,064,845        $16,535,940            $48,245,523       $47,609,050

Other income                           160,045              160,451                   409,608             514,076

                                     15,224,890          16,696,391              48,655,131        48,123,126

Costs and Expenses

Costs of sales                       5,661,245           5,413,461             17,309,209        16,115,571

Selling, general and

  administrative

       expenses                           5,737,522           4,739,038             15,865,753        13,038,772

     Advertising, cooperative

       and promotions                  3,561,093           3,932,062             10,314,281          9,819,958

Research and development       194,642              226,283                  595,441             666,755

Provision for doubtful

  accounts                      (25,304)    (37,605)                 267,413               37,100

Interest expense                          4,976                   8,671                      19,912                25,500

                                     15,134,174          14,281,910               44,372,009         39,703,656

Income before Provision for

   Income Taxes                        90,716           2,414,481               4,283,122          8,419,470

Provision for Income Taxes          481,550               957,251                 1,978,471          3,327,895

Net Income or (Loss)       ($    390,834)        $ 1,457,230           $  2,304,651       $ 5,091,575

Earnings (Loss) per Share:

Basic                                         ($.05)                  $.20                       $.32                  $.70

     Diluted                                       ($.05)                  $.19                       $.31                  $.67

Cash Dividends Declared per

  Share                                             $.00                   $.00                       $.16                  $.14

See Notes to Consolidated Financial Statements.

                                    CCA INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                             (UNAUDITED)

                                                       Three Months Ended                    Nine Months Ended

                                                               August 31,                                   August 31,

                                                      2005                    2004                   2005                  2004

Net Income (Loss)                      ($390,834)           $1,457,230          $2,304,651      $5,091,575

Other Comprehensive Income

Unrealized holding gains

(losses) on investments                35,959                 203,419       (15,612)  (78,459)

Provision (Benefit) for

    Income Taxes                             12,168                  80,648      (6,245)  (31,012)

Other Comprehensive Income

    (Loss) – Net                                23,791                 122,771      (9,367)  (47,447)

Comprehensive Income (Loss)     ($367,043)           $1,580,001         $2,295,284        $5,044,128

Earnings Per Share:

Basic                                            ($.05)                   $.22                    $.32                $.69

Diluted                                          ($.05)                   $.21                    $.31                $.66

See Notes to Consolidated Financial Statements.

                                    CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (UNAUDITED)

                                                                                     Nine Months Ended

                                                                           August 31,                August 31,

                                                                                2005                         2004

Cash Flows from Operating Activities:

Net income                                                                  $2,304,651                  $5,091,575

Adjustments to reconcile net income

to net cash provided by operating activities:

Depreciation and amortization                                    281,477                      256,500

Loss on sale of marketable securities

  and repurchase of debentures                                            -_                        9,289

     (Increase) decrease in deferred income taxes        (117,094)                     162,654

     Decrease (increase) in accounts receivable                    72,351                (2,658,551)

     (Increase) in inventory                                       (895,804)               (810,571)

     Decrease in prepaid expenses and

       miscellaneous receivables                                         251,408                       24,950

     (Increase) in deferred advertising                                         -                (1,911,634)

     (Increase) decrease in other assets                      (10,914)                        1,175

     Increase in accounts payable

       and accrued liabilities                                              466,293                   1,417,125

     (Increase) decrease in prepaid income taxes         (467,769)                     236,620

      (Decrease) increase in taxes payable                    (59,888)                     694,618

Net Cash Provided by Operating Activities                    1,824,711                   2,513,750

Cash Flows from Investing Activities:

Acquisition of property, plant and equipment             (171,600)               (105,613)

Acquisition of intangible assets                                 (107,343)              (2,905)

Purchase of marketable securities                             (2,404,512)               (2,703,858)

Proceeds from sale and maturity of

   marketable securities                                               1,246,814                   2,647,162

Net Cash (Used in) Investing Activities                     (1,436,641)               (165,214)

Cash Flows from Financing Activities:

         Purchase of treasury stock                                      (1,059,275)               (891,131)

         Repurchase of matured subordinated debenture         (    4 97,656)                              -

Proceeds from exercise of common stock options                      -                          5,000

Net Cash (Used in) Financing Activities                    (1,556,931)               (886,131)

Net (Decrease) Increase in Cash                                       (1,168,861)                   1,462,405

Cash and Cash Equivalents at Beginning

    of Period                                                                       3,142,230                   1,206,787

Cash and Cash Equivalents at End

    of Period                                                                     $1,973,371                  $2,669,192

Supplemental Disclosures of Cash Flow

    Information:

Cash paid during the period for:

    Interest                                                               $     19,912                 $      24,294

    Income taxes                                                         2,225,685                   2,203,617

Supplemental Disclosures of Non-Cash Transactions:

    Dividends declared and accrued                                     $1,151,411                 $   512,014

    Cancellation of treasury stock

              Common stock                                                              867

              Retained earnings                                                     148,804

See Notes to Consolidated Financial Statements.

                                    CCA INDUSTRIES, INC. AND SUBSIDIARIES

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             (UNAUDITED)

NOTE 1 -     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended August 31, 2005 are not necessarily indicative of the results that may be expected for the year ended November 30, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2004.  The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation.  All such adjustments are of a normal reoccurring nature.

NOTE 2 -     ORGANIZATION AND DESCRIPTION OF BUSINESS

CCA Industries, Inc. (“CCA”) was incorporated in the State of Delaware on March 25, 1983.

CCA manufactures and distributes health and beauty aid products.

CCA has several wholly-owned subsidiaries, CCA Cosmetics, Inc., CCA Labs, Inc., Berdell, Inc., Nutra Care Corporation, CCA Online Industries, Inc., and CCA Industries Canada (2003) Inc., all of which are currently inactive.

NOTE 3 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements include the accounts of CCA and its wholly-owned subsidiaries (collectively the “Company”).

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

                    Furniture and fixtures                                       3-10 Years

                    Tools, dies and masters                                     3 Years

                    Transportation equipment                                  5 Years

Leasehold improvements                                   Remaining life of the lease

  (ranging from 1-9 years)

Intangible Assets:

Intangible assets are stated at cost.  Patents are amortized on the straight-line method over a period of 17 years.  Such intangible assets are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.

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

                                    CCA INDUSTRIES, INC. AND SUBSIDIARIES

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share:

Basic earnings per share is calculated using the average weighted number of shares of common stock outstanding during the year.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock method” and convertible debentures using the “if-converted” method.  Common stock equivalents consist of stock options.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $349,671 and $111,572 as of August 31, 2005 and November 30, 2004, respectively.

Shipping and Handling Costs:

The Company presents shipping and handling costs as part of selling, general and administrative expense and not as part of cost of sales.  Freight costs were $2,835,944 and $2,113,035 for the nine months ended August 31, 2005 and 2004, respectively.

Comprehensive Income:

The Company adopted SFAS #130, Comprehensive Income, which considers the Company’s financial performance in that it includes all changes in equity during the period from transactions and events from non-owner sources.

Reclassifications:

Certain prior year amounts have been reclassified to conform to the fiscal 2005 presentation.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                    Recent Accounting Pronouncements:

In December 2003, the Financial Accounting Standards Board (“FASB” ) issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which supercedes Interpretation No. 46, “Consolidation of Variable Interest Entities” issued in January 2003.  FIN 46R requires a company to consolidate a variable interest entity (“VIE”), as defined, when the company will absorb a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns or both.  FIN 46R also requires consolidation of existing, non-controlled affiliates if the VIE in unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership.  FIN 46R applies immediately to a VIE created or acquired after January 31, 2003.  For a VIE created before February 1, 2003, FIN 46R applies in the first fiscal year or interim period beginning after March 15, 2004, our third fiscal quarter beginning June 1, 2004.  Application of FIN 46R is also required in financial statements that have interests in structures that are commonly referred to as special-purpose entities for periods after December 15, 2003.  The adoption of FIN 46R did not have an impact on our financial position, results of operations or cash flows.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” (“SFAS 151”).  SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and required the allocation of fixed production overheads to inventory based on normal capacity of the production facilities.  This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS 151 is not expected to have an impact on our financial position, results of operations or cash flows.

In November 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement  No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in Determining Whether to Report Discontinued Operations” (EITF 03-13”).  Under the consensus, the approach for assessing whether cash flows of the component have been eliminated from the ongoing operations of the entity focuses on whether continuing cash flows are direct or indirect cash flows.  Cash flows of the component would not be eliminated if the continuing cash flows to the entity are considered direct cash flows.  The consensus should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal period beginning after December 15, 2004.  The adoption of EITF 03-13 is not expected to have an impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS 123R supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”.  SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position.  The impact of the adoption of SFAS 123R  cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than

CCA INDUSTRIES, INC. AND SUBSIDIARIES

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                    Recent Accounting Pronouncements (Continued):

as an operating cash flow as required under current literature.  This requirement would reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While we cannot estimate what those amounts will be in the future (because they depend on, among other things, the issuance of future options and when they would be exercised), the amount of operating cash flows recognized in prior periods for such excess tax deductions were not material to our consolidated financial position or results of operations.  This statement is effective for our fiscal year beginning December 1, 2005.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”).  SFAS 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged.  SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005.  The adoption of SFAS 153 is not expected to have an impact on our financial position, results of operations or cash flows.

The American jobs Creation Act of 2004 (the “AJCA”) was enacted on October 22, 2004.  The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain earnings repatriated to the U.S.

The FASB issued Staff Position FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP FAS 109-1”) on December 21, 2004.  In accordance with FSP FAS 109-1, we will treat the deduction for qualified domestic manufacturing activities, which is effective upon issuance, as a reduction of the income tax provision in future years as realized.

In December 2004, the FASB issued Staff Position 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs creation Act of 2004, “allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings.  We are in the process of evaluating the effects of the repatriation provision.

NOTE 4 -     INVENTORIES

The components of inventory consist of the following:

                                            August 31,                        November 30,

                                                                    2005                                  2004

Raw materials                        $4,554,617                        $3,764,473

Finished goods                         2,389,187                          2,283,527

                                            $6,943,804                         $6,048,000

At August 31, 2005 and November 30, 2004, the Company had a reserve for obsolescence of $624,177 and $871,488, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIESError! No bookmark name given.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 -      PROPERTY AND EQUIPMENT

The components of property and equipment consisted of the following:

                                    August 31,                  November 30,

                                         2005                               2004

Machinery and equipment                               $   124,550                        $  115,104

Furniture and equipment                                     779,821                           708,184

Transportation equipment                                     10,918                             10,918

Tools, dies, and masters                                     520,733                           433,221

Leasehold improvements                                     294,067                           291,063

                                     1,730,090                         1,558,490

Less:  Accumulated depreciation

         and amortization                                            1,230,005                           988,745

Property and Equipment - Net                         $   500,085                        $  569,745

Depreciation expense for the nine months ended August 31, 2005 and 2004 amounted to $241,260 and $220,409, respectively.

NOTE 6 -      INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                                     August 31,                 November 30,

                                                                          2005                              2004

Patents and trademarks                                      $893,773                        $786,430

Less:  Accumulated amortization                           315,618                           275,401

Intangible Assets - Net                                       $578,155                        $511,029

Amortization expense for the nine months ended August 31, 2005 and 2004 amounted to $40,217 and $36,091, respectively.  Estimated amortization expense for each quarter of the ensuing five years through February 28, 2009 is $12,000.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 -      DEFERRED ADVERTISING

Effective August 2005, the Company changed the way it estimates the benefits received from its advertising during its interim periods to be consistent with its year-end.  Accordingly there is no deferral of expense as of August 31, 2005.

The table below sets forth the calculation as of August 31, 2004:

Media advertising budget for the fiscal year                                                   $10.00

Pro-rata portion for nine months                                                                     7.50

Media advertising spent                                                                                   8.99

Accrual (deferral)                                                                                      ($ 1.49)

Anticipated co-op advertising commitments                                                   $ 5.50

Pro-rata portion for nine months                                                                   $4.13

                     Co-op advertising spent                                                                                  4.55

                     Accrual (deferral)                                                                                      ($  .42)

  NOTE 8 -     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                                       August 31,                November 30,

                                                            2005                          2004

                                                   (In Thousands)            (In Thousands)

a)   Media advertising                            $       *                              $       *

b)   Coop advertising                                1,484                              932

c)   Accrued returns                                 1,981                              980

d)   Accrued bonuses                                  779                                    470

                                                      $3,578                              $2,382

* under 5%

All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

NOTE 9 -     OTHER INCOME

Other income consists of the following:

                                                                    August 31,

                                                          2005                     2004

Interest and dividend income                  $326,438               $388,898

Royalty income                                        77,455                   90,053

Miscellaneous                                             5,715                   35,125

                                                     $406,608               $514,076

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 -   NOTES PAYABLE AND SUBORDINATED DEBENTURES

The Company has an available line of credit of $10,000,000.  Interest is calculated at the Company’s option, either on the outstanding balance at prime rate minus 1% or Libor plus 150 basis points.  The line of credit is unsecured and the Company must adhere to certain financial covenants pertaining to net worth and debt coverage.  The Company was not utilizing their available credit line at August 31, 2005 or November 30, 2004.

On August 1, 2000, the Company repurchased (pursuant to a tender offer) 278,328 shares of its outstanding common stock by issuing subordinated debentures equal to $2 per share, which accrued interest at 6% and matured on August 1, 2005.  The interest was payable semi-annually.

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

The remaining case in Louisiana is fully insured to the extent of $5,000,000.  After reviewing the plaintiff’s medical records, it does not appear that there is ongoing significant medical problems that would cause a jury to render a substantial judgment. Counsel evidently in discussing the matter with Phoenix Insurance Company, has not made any substantial efforts to settle the case which we have been led to believe could be settled for under $250,000.

We do not believe that any further litigations would be ensuing because the Statute of Limitations throughout the country provided that the case must be instituted within three to four years within the time frame in which a plaintiff had constructive notice of the product that proximately caused a stroke.  The FDA put out a news release nationally in October 2000. However, there can be no assurance that the current PPA litigation will not have a material adverse effect upon the Company’s operations.

Dividends

CCA declared a dividend of $0.16 per share payable to all holders of the Company’s common stock, $0.08 to shareholders of record on May 1, 2005 payable on June 1, 2005 and $0.08 to shareholders of record on November 1, 2005, payable on December 1, 2005.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 -   PENSION PLANS

The Company has adopted a 401(K) Profit Sharing Plan that covers union and non-

union employees with over one year of service and attained age 21.  Employees may make salary reduction contributions up to twenty-five percent of compensation not to exceed the federal government limits.  The Company is not required to match any employee contributions but may make a voluntary Company contribution at the discretion of the Board of Directors.  No voluntary contributions were made by the company.

NOTE 13 -   SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value.  The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets.  The cost and market values of the investments at August 31, 2005 and November 30, 2004 were as follows:

                                                  August 31, 2005                        November 30, 2004

Current:                           COST             MARKET             COST          MARKET

Corporate

  Obligations               $  2,199,445      $  2,179,654        $  1,475,000     $  1,470,690

Government

   obligations

   (including mortgage

     backed securities)      1,220,570          1,210,078              296,814           297,045

Common stock                  51,649               54,924               51,649            52,656

Mutual funds                   195,672             136,546              188,247           132,347

Other equity

   investments                    59,329               54,794                         -                     -

  Total                                3,726,665          3,635,996           2,011,710         1,952,738

Non-Current:

Corporate obligations           5,313,749          5,193,551           5,546,097         5,446,625

Government obli-

  gations                             2,226,319          2,190,201           2,751,228         2,689,721

  Preferred stock                      824,845             827,272              624,845           615,852

Other equity invest-

  ments                                 100,000             100,000              100,000           100,000

    Total                              8,464,913           8,311,024           9,022,170         8,852,198

    Total                          $12,191,578       $11,947,020        $11,033,880     $10,804,936

                                                                    -15-

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 -    SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

The market value at August 31, 2005 was $ 11,947,020 as compared to $10,804,936 at November 30, 2004.  The gross unrealized gains and losses were $13,864 and ($258,422) for August 31, 2005 and $4,227 and ($233,171) for November 30, 2004.

NOTE 14 -   CHANGE IN ESTIMATE

In accordance with discussions with the SEC, the Company changed its estimate of the future benefits it derives from its advertising expenditures and the effect it has on its allocation of advertising expense among the interim periods.  Previously each quarter was charged an equal share of the annual advertising budget.  The Company will now expense its advertising based on when the advertising actually runs.  As a result of the change, the Company charged all of the previously deferred media advertising to expense in the third quarter, instead of continuing to defer a portion to the fourth quarter as it had done in previous years. The deferral coupled with the actual expenditures for advertising in the third quarter resulted in a total advertising expense for the third quarter of $3.5 million.

APB 28 Interim Financial Reporting states “Advertising costs may be deferred within a fiscal year if the benefits of an expenditure made clearly extend beyond the interim period in which the expenditure is made.”

This APB requires an estimate to be made by the company as to how much benefit of incurred advertising will be realized in subsequent quarters.  As stated in the previously filed 10Q’s, over the past years the Company has reported its advertising expense consistently according to its interpretation of APB 28 Interim Financial Reporting by expensing its annualized budgeted advertising expense equally over the four quarters.  The Company believed that its budgeted advertising expense for any year affected its sales for the entire year regardless of when the advertisement actually ran.  The strategy adopted by the company to get the most value for its advertising dollars is to saturate the market during the first two quarters of each fiscal year so that an impression can be made on the consumer.  The benefit of that advertising is then reflected in the brand recognition achieved, which carries over into the last two quarters of the year.  By the beginning of the next fiscal year the Company believes it must, once again, saturate the market to rekindle the interest in its products.  The Company does not believe that the advertising spent in a particular quarter results solely to the sales in that quarter, but results in future sales. However, since it is impossible to determine exactly how much benefit is derived in future periods from current advertising, the Company, beginning with the quarter ending August 31, 2005, will no longer defer any of its advertising expense during the interim quarters and will expense all costs of advertising that ran as of the end of each period.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 -   CHANGE IN ESTIMATE (CONTINUED)

Proforma financial information based on using the current basis for estimating advertising benefits is as follows:

Fiscal               First               Second           Third              Fourth            Year

Year                Quarter           Quarter           Quarter           Quarter           End

                        (000)              (000)              (000)              (000)              (000)

2005 - Proforma

Revenues         $14,814         $18,616          $15,225

Advertising       $  5,323         $  4,285          $  1,632

Income before

  tax provision    ($     701)       $  2,038          $  2,020

NI                   ($     435)       $  1,337          $  1,249

EPS                 ($      .06)       $      .18         $      .16

2004 - Proforma

Revenues         $13,087         $18,339          $16,696          $13,395          $61,518

Advertising       $  6,547         $  4,633          $     551          $  1,387          $13,119

Income before

  tax provision    ($ 2,364)        $  3,077          $  5,795          $  2,866          $  9,374

NI                   ($ 1,462)        $  1,902          $  3,584          $  1,772          $  5,797

EPS                 ($     .20)        $      .25         $      .47         $      .24         $      .75

2003 – Proforma

Revenues         $12,515         $17,611          $12,853          $11,758          $54,737

Advertising       $  4,036         $  3,893          $  1,085          $  1,314          $10,329

Income before

  tax provision    ($     353)       $  3,069          $  3,320          $  2,461          $  8,497

NI                   ($     218)       $  1,897          $  2,052          $  1,521          $  5,252

EPS                 ($      .03)       $      .25         $      .28         $      .20         $      .68

This reporting change would have had no effect on the year end financials whatsoever. It simply would have skewed the quarterly earnings to reflect significantly less earnings in the first two quarters when we typically spend the bulk of our advertising dollars and significantly more income in the third and fourth quarters when we significantly reduce our current spending.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 -   CHANGE IN ESTIMATE (CONTINUED)

For comparison purposes, the historical numbers with a proforma of the 3rd quarter as if our basis for estimating had not changed are shown below:

2005

Revenues         $14,814          $18,616          $15,225

Advertising       $  3,098          $  3,655          $  2,635

Income before

  tax provision    $  1,526          $  2,668          $  1,016

NI                   $     945          $  1,751          $     164

EPS                 $      .13         $     ..24          $      .02

2004

Revenues         $13,087          $18,339          $16,696          $13,395          $61,518

Advertising       $  2,824          $  3,064          $  3,932          $  3,299          $13,119

Income before

  tax provision    $  1,359          $  4,646          $  2,414          $     955          $  9,374

NI                   $     836          $  2,798          $  1,457          $     705          $  5,797

EPS                 $      .11         $      ..36         $      .19         $      .09         $      .75

2003

Revenues         $12,515          $17,611          $12,853          $11,758          $54,737

Advertising       $  2,723          $  2,634          $  2,405          $  2,568          $10,329

Income before

  tax provision    $     960          $  4,329          $  2,001          $  1,207          $  8,497

NI                   $    574           $  2,584          $  1,287          $     807          $  5,252

EPS                 $     .08          $      ..34         $      .17         $      .11         $      .68

As shown, the year-end numbers are exactly the same; the change simply reallocates when the advertising dollars are expensed.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

                              OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED)

Except for historical information contained herein, this “Management's Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements.  These statements involve known and unknown risks and uncertainties that may cause actual results or outcomes to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements, and statements which explicitly describe such issues.  Investors are urged to consider any statement labeled with the terms “believes,” “expects,” “intends’” or “anticipates” to be uncertain and forward-looking.

After discussions with the staff of the SEC, the Company changed its estimate of the future benefits it derives from its advertising expenditures and the effect it had on its allocation of advertising expense among the interim periods.  Previously, each quarter was charged an equal share of the annual advertising budget.  In its future reports, the Company will expense its advertising based on when the advertising actually runs.  As a result of the change, the Company charged all of the previously deferred media advertising to expense in the third quarter, instead of continuing to defer a portion to the fourth quarter as it had done in previous years.  The deferral coupled with the actual expenditures for advertising in the third quarter resulted in a total advertising expense for the third quarter of $3.5 million.

For comparison purposes, the company will set forth a proforma statement of operations showing the advertising expense that was actually incurred in each quarter for the four quarters of the fiscal year ended 11/30/04 and the first three quarters of the current fiscal year.  Commencing in the fourth quarter of 2005, the Company’s advertising expense will reflect only the advertising expense that ran in the quarter.  There will be no interim deferral of expense.

For the three-month period ending August 31, 2005, the company had revenues of  $15,224,890 and net loss of $(390,834) after provision for taxes of $481,550.  For the same quarter in 2004, revenues were $16,696,391 and net income was $1,457,230 after a provision for taxes of $957,251.  Earnings per share was $.(.05) (diluted) for the third quarter 2005 as compared to earnings $.19 (diluted) for the third quarter 2004.  In accordance with EITF 00-14, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses.  Net sales for the third quarter of 2005 were reduced by $477,627 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. In the same period of the prior year, gross sales were reduced by $595,544 and trade promotion was credited by that amount.  These accounting adjustments under EIFT 00-14 do not affect net income.

The Company’s net sales decreased from $16,535,940 for the three-month period ending August 31, 2004 to $15,064,845 for the three-month period ending August 31, 2005, primarily due to an additional reserve of $1 million to account for the possible returns of its recently launched new skin care produce line.  Sales returns and allowances increased to 13.8% of gross sales for the three-month period ending August 31, 2005 from 4.9% for the same period last year. This increase was primarily caused by the increase in the reserve of $1 million plus the actual returns of approximately $200,000 from the skin care line.  Gross profit margins decreased to 62.4% for three-month period ending August 31, 2005 compared to 67.3% for the same three-month period in the prior year, partially as a result of the returns referred to above.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)

The Company’s net sales were $48,245,523 for the nine months ending August 31, 2005 to $47,609,050 for the nine months ending August 31, 2004.  Sales returns and allowances increased to 12.6% of gross sales this year from 9.7% last year for the nine months ending August 31, due to substantial returns resulting from the unsuccessful launch of its new skin care brand.  Gross profit margins were 64.1% for the nine months ending August 31, 2005 compared to 66.1% for the same period in the prior year.  The Company’s gross sales net of returns by category were:  Cosmetics and Fragrances $6,103,378, 11.7%; Health and Beauty Aids $29,207,716, 56.2%; and miscellaneous over-the-counter $16,685,895, 32.1% for an aggregate total of $51,996,989.  The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases.  Income before taxes is $4,283,122 as compared to $8,419,470 for the same quarter in 2004.   The 50.9% decrease in income before taxes was a result of an increase of an additional $1,000,000 in its reserve against possible future returns and expensing of its deferred media advertising expenses from the prior six month period.  Returns and reserves accounted for $3,101,130 that was expensed against earnings for this quarter.  In accordance with GAAP, the Company reclassified certain advertising expenditures as a reduction of sales rather than report them as advertising expenses.  The reclassification is the adoption by the Company of the EITF 00-14 GAAP standard.  The reclassification reflects a reduction in sales for the nine months ending August 31, 2005, and 2004 by $1,891,740 and $1,857,368.  The reclassification reduces the gross profit margin but does not affect the net income.

For the nine-month period ending August 31, 2005, the Company had revenues of $48,655,131 and net income of $2,304,651 after a provision for taxes of $1,978,471.  For the same period in 2004, revenues were $48,123,126 and net income of $5,091,575 after a provision for taxes of $3,327,895.

For the nine month period ending August 31, 2005, advertising, cooperative and promotional allowance expenses were $10,314,281 as compared to $9,819,958 in the same period in 2004, increasing $494,323.

Advertising expenditures were 21.4% of sales for the current year vs. 20.6% last year.  The SG&A expenses increased $2,826,981 to $15,865,753 from $13,038,772 in 2004.  The increase was due mainly to freight out which increased by $722,909 from 2004 to 2005.  That increase is due to the increase of oil prices passed on to CCA, and immediate ship dates of our skin care product line. To promote sales, CCA has offered IRC coupons in skus which increased expenses $125,077.  Additionally, royalty expenses have increased by $189,597 due to the new royalty licenses.  Consulting and temporary help expense increased to $206,687 due to the marketing of new products.

The Company’s financial position as of August 31, 2005 consists of current assets of $23,197,776 and current liabilities of $8,024,688, or a current ratio of 2.89 to 1.  In addition, shareholders’ equity increased from $23,522,047 to $24,659,676.

All of the company’s investments as of August 31,2005 are presented as long-term investments.  Assuming these long-term investments can be sold and turned into liquid assets at any time, it would result in a current ratio of 3.93 to 1.

        Accounts receivable were $8,605,633 as compared to $8,677,984 for periods ending August 31, 2005 and November 30, 2004, respectively.  Inventories were $6,943,804 for period ending August 31, 2005 a compared to $6,048,000 as of November 30, 2004.  Accounts payable and accrued expenses increased primarily due to the increase in co-op advertising payable and accrual for returns for the period.  As of August 31, 2005, the Company was not utilizing any of the funds available under its $10,000,000 unsecured credit line.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)

For the period ended August 31, 2005, there was approximately $2,247,932 of open co-op commitments, $72,873 from 2003, $556,184 from 2004 and $1,618.873 for the current year.  If it becomes apparent that this co-op will not be utilized, the unclaimed co-op will be offset against the expense during the rest of the fiscal year.  This procedure is consistent with prior years’ methodology with regard to the unclaimed co-op expenses.

Please refer to footnote 14 of the financial statements with regard to the Statement of Operations for the quarter under the former estimate and the proforma Statement of Operations using the current estimate of expensing the advertising in the actual period it was incurred.

The new accounting of advertising expense during the interim periods will have no effect on the Company’s year-end statement of operations.

ITEM 3.         QUANTITATIVE AND QUALITATIVEError! No bookmark name given.

                    DISCLOSURE ABOUT MARKET RISK

The Company’s financial statements record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value).  The investments are, categorically listed, in “Common Stock”,  “Mutual Funds”,  “Other Equity”, “Preferred Stock”,  “Government Obligations” and “Corporate Obligations.”  $209,659 of the Company’s $11,535,869 portfolio of investments (approximate, as at May 31, 2005) is invested in the “Common Stock” and “Other Equity” categories, and approximately $617,844 in that category are Preferred Stock holdings.  Whereas the Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions; therefore, the Company does not believe that its investment-market risk is material.

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

(a) Exhibits

(10.1) Audit Committee Revised Charter – June 16, 2004 *

(31.1) Certification of Chief Executive Officer pursuant to Rule 13a-14(a)*

CCA INDUSTRIES, INC.

PART II OTHER INFORMATION (CONTINUED)

  (31.2) Certification of Chief Financial Officer pursuant to Rule 13a-14(a)*

(32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350*

(32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350*

* Filed herewith.

(b) Reports on Form 8-K.

None.

class=Section13>

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

                                                                        -24-