Form 10-Q/A
period 2005-08-31
CCA INDUSTRIES INC
filed 2005-10-17
CIK 721447

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

Depreciation and amortization                                            281,477                      256,500

Loss on sale of marketable securities

  and repurchase of debentures                                                     -                          9,289

     (Increase) decrease in deferred income taxes           (117,094)                     162,654

     Decrease (increase) in accounts receivable                     72,351                (2,658,551)

     (Increase) in inventory                                          (895,804)               (810,571)

     Decrease in prepaid expenses and

       miscellaneous receivables                                         251,408                        24,950

     (Increase) in deferred advertising                                         -                 (1,911,634)

     (Increase) decrease in other assets                       (10,914)                        1,175

     Increase in accounts payable

       and accrued liabilities                                               466,293                   1,417,125

     (Increase) decrease in prepaid income taxes           (467,769)                    236,620

      (Decrease) increase in taxes payable                    (59,888)                    694,618

Net Cash Provided by Operating Activities                     1,824,711                   2,513,750

Cash Flows from Investing Activities:

Acquisition of property, plant and equipment               (171,600)               (105,613)

Acquisition of intangible assets                                 (107,343)               (2,905)

Purchase of marketable securities                             (2,404,512)                (2,703,858)

Proceeds from sale and maturity of

   marketable securities                                               1,246,814                    2,647,162

Net Cash (Used in) Investing Activities                     (1,436,641)               (165,214)

Cash Flows from Financing Activities:

         Dividends paid                                              (1,059,275)               (891,131)

         Repurchase of matured subordinated

         debenture                                                    (497,656)                              -

Proceeds from exercise of common stock options                     -                          5,000

Net Cash (Used in) Financing Activities                    (1,556,931)               (886,131)

Net (Decrease) Increase in Cash                              (1,168,861)                   1,462,405

Cash and Cash Equivalents at Beginning

    of Period                                                              3,142,230                   1,206,787

Cash and Cash Equivalents at End

    of Period                                                           $1,973,371                  $2,669,192

Supplemental Disclosures of Cash Flow

    Information:

Cash paid during the period for:

    Interest                                                              $     19,912                 $      24,294

    Income taxes                                                        2,225,685                    2,203,617

Supplemental Disclosures of Non-Cash Transactions:

    Dividends declared and accrued                            $1,151,411                  $   512,014

    Cancellation of treasury stock

              Common stock                                                    867

              Retained earnings                                           148,804

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

                    Depreciation and amortization are provided on the straight-line method over the following estimated useful lives or lease terms of the asset s:

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE

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