Form 10-Q/A
period 2005-08-31
CCA INDUSTRIES INC
filed 2005-11-15
CIK 721447

AMENDED FORM 10-Q

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

        Common Stock, $.01 Par Value - 6,210,051 shares of as August 31, 2005

        Class A Common Stock, $.01 Par Value - 967,702 shares as of
                             August 31, 2005

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

See Notes Consolidated to Financial Statements.

	CCA INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS

	LIABILITIES AND SHAREHOLDERS' EQUITY



                                                 August 31,      November 30,
                                                  2005               2004
                                                 (Unaudited)

Current Liabilities
  Accounts payable and accrued liabilities	$  7,449,128	$  6,982,835
  Income tax payable                                      -           59,888
  Dividends payable                                  575,560         483,426
  Subordinated debentures                                 -          497,656

    Total Current Liabilities                      8,024,688       8,023,805

Deferred Income Taxes                                     -           10,725

Shareholders' Equity
  Preferred stock, $1.00 par; authorized
    20,000,000 shares; none issued
  Common stock, $.01 par; authorized
    15,000,000 shares;  6,210,051 and
    6,153,503 shares issued, respectively             62,101          61,535
  Class A common stock, $.01 par; authorized
    5,000,000 shares;  967,702 and 977,394 shares
    issued, respectively                               9,677           9,774
  Additional paid-in capital                       5,093,325       5,094,660
  Retained earnings                               19,739,129      18,734,693
  Unrealized (losses) on marketable
    securities                                  (    244,556)   (    228,944)
                                                  24,659,676      23,671,718

  	Less:  Treasury Stock, 86,703 shares,
           at cost                                        -     (    149,671)

    Total Shareholders' Equity                    24,659,676      23,522,047

    Total Liabilities and Shareholders' Equity   $32,684,364     $31,556,577



See Notes to Consolidated Financial Statements.

	 CCA INDUSTRIES, INC. AND SUBSIDIARIES

	CONSOLIDATED STATEMENTS OF INCOME
	(UNAUDITED)

                        Three Months Ended           Nine Months Ended
                            August 31,                   August 31,
                         2005          2004              2005         2004
Revenues
   Sales of health and
     Beauty aid
     products- Net    $15,064,845    $16,535,940   $48,245,523   $47,609,050
   Other income           160,045        160,451       409,608       514,076
                       15,224,890     16,696,391    48,655,131    48,123,126

Costs and Expenses
   Costs of sales       5,661,245      5,413,461    17,309,209    16,115,571
   Selling, general and
     administrative
     expenses           5,737,522      4,739,038    15,865,753    13,038,772
   Advertising, cooperative
     and promotions     3,561,093      3,932,062    10,314,281     9,819,958
   Research and
      development         194,642        226,283       595,441       666,755
   Provision for doubtful
     accounts           (  25,304)    (   37,605)      267,413        37,100
   Interest expense         4,976          8,671        19,912        25,500

                       15,134,174     14,281,910    44,372,009    39,703,656

   Income before Provision
     for Income Taxes      90,716      2,414,481     4,283,122     8,419,470

Provision for Income
  Taxes                   481,550        957,251     1,978,471     3,327,895

   Net Income or (Loss)($ 390,834)    $1,457,230  $  2,304,651   $ 5,091,575

Earnings (Loss) per Share:
   Basic                    ($.05)          $.20          $.32          $.70
   Diluted                  ($.05)          $.19          $.31          $.67

Cash Dividends Declared per
  Share                      $.00           $.00          $.16          $.14

See Notes to Consolidated Financial Statements.

            CCA INDUSTRIES, INC. AND SUBSIDIARIES

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (UNAUDITED)

                                    Three Months Ended        Nine Months Ended
                                         August 31,              August 31,
                                    2005         2004        2005            2004



Net Income (Loss)               ($390,834)   $1,457,230   $2,304,651     $5,091,575

Other Comprehensive Income
   Unrealized holding gains
   (losses) on investments         35,959       203,419   (   15,612)    (   78,459)

Provision (Benefit) for
   Income Taxes                    12,168        80,648   (    6,245)    (   31,012)

Other Comprehensive Income
   (Loss) - Net                    23,791       122,771   (    9,367)    (   47,447)

Comprehensive Income
   (Loss)                       ($367,043)   $1,580,001   $2,295,284     $5,044,128

Earnings Per Share:
   Basic                             ($.05)        $.22         $.32           $.69
   Diluted                           ($.05)        $.21         $.31           $.66




See Notes to Consolidated Financial Statements.

	CCA INDUSTRIES, INC. AND SUBSIDIARIES

	CONSOLIDATED STATEMENTS OF CASH FLOWS
	(UNAUDITED)

                                                   Nine Months Ended
                                                August 31,      August 31,
                                                   2005            2004
Cash Flows from Operating Activities:
   Net income                                  $2,304,651      $5,091,575
   Adjustments to reconcile net income
      to net cash provided by operating activities:
         Depreciation and amortization            281,477         256,500
         Loss on sale of marketable securities
           and repurchase of debentures               -             9,289
      	(Increase) decrease in deferred
           income taxes                       (   117,094)        162,654
      	Decrease (increase) in accounts
           receivable                              72,351     ( 2,658,551)
        (Increase) in inventory               (   895,804)    (   810,571)
      	Decrease in prepaid expenses and
          miscellaneous receivables               251,408          24,950
        (Increase) in deferred advertising            -       ( 1,911,634)
        (Increase) decrease in other assets   (    10,914)          1,175
      	Increase in accounts payable
          and accrued liabilities                 466,293       1,417,125
      	(Increase) decrease in prepaid
          income taxes                        (   467,769)        236,620
        (Decrease) increase in taxes payable  (    59,888)        694,618

      Net Cash Provided by Operating Activities 1,824,711       2,513,750

Cash Flows from Investing Activities:
      Acquisition of property, plant and
         equipment                            (   171,600)    (   105,613)
      Acquisition of intangible assets        (   107,343)    (     2,905)
      Purchase of marketable securities       ( 2,404,512)    ( 2,703,858)
      Proceeds from sale and maturity of
         marketable securities                  1,246,814       2,647,162

      Net Cash (Used in) Investing Activities ( 1,436,641)    (   165,214)

Cash Flows from Financing Activities:
      Dividends paid                          ( 1,059,275)    (   891,131)
      Repurchase of matured subordinated
        debenture                              (  497,656)            -
      Proceeds from exercise of common
        stock options                                -              5,000

      Net Cash (Used in) Financing Activities ( 1,556,931)    (   886,131)

Net (Decrease) Increase in Cash               ( 1,168,861)      1,462,405

Cash and Cash Equivalents at Beginning
  of Period                                     3,142,230       1,206,787

Cash and Cash Equivalents at End
  of Period                                     $1,973,371     $2,669,192

Supplemental Disclosures of Cash Flow
 Information:
      Cash paid during the period for:
          Interest                              $   19,912     $   24,294
          Income taxes                           2,225,685      2,203,617

Supplemental Disclosures of Non-Cash Transactions:
  Dividends declared and accrued                $1,151,411    $   512,014
  Cancellation of treasury stock
     Common stock                                      867
     Retained earnings                             148,804

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

At August 31, 2005 and November 30, 2004, the Company had a reserve for obsolescence of $ 624,177 and $871,488, respectively.

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

                     August 31, 2005             November 30, 2004

Current:           COST           MARKET         COST          MARKET
Corporate
 obligations   $  2,199,445   $  2,179,654   $  1,475,000   $  1,470,690
Government
  obligations
  (including
  mortgage
  backed
  securities)     1,220,570      1,210,078        296,814        297,045
Common stock         51,649         54,924         51,649         52,656
Mutual funds        195,672        136,546        188,247        132,347
Other equity
  investments        59,329         54,794           -              -

Total             3,726,665      3,635,996      2,011,710      1,952,738

Non-Current:
Corporate
obligations       5,313,749      5,193,551      5,546,097      5,446,625
Government obli-
  gations         2,226,319      2,190,201      2,751,228      2,689,721
Preferred stock     824,845        827,272        624,845        615,852
Other equity
  investments       100,000        100,000        100,000        100,000

Total             8,464,913      8,311,024      9,022,170      8,852,198

Total           $12,191,578    $11,947,020    $11,033,880    $10,804,936

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

                   CCA INDUSTRIES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (UNAUDITED)



NOTE 14 -      CHANGE IN ESTIMATE (CONTINUED)

For comparison purposes, the historical numbers prior to our change in estimate are shown below:

2005
Revenues       $14,814   $18,616
Advertising    $ 3,098   $ 3,655
Income before
 tax
 provision     $ 1,526   $ 2,668
NI             $   945   $ 1,751
EPS            $   .13   $   .24

2004
Revenues       $13,087   $18,339   $16,696   $13,395   $61,518
Advertising    $ 2,824   $ 3,064   $ 3,932   $ 3,299   $13,119
Income before
 tax
 provision     $ 1,359   $ 4,646   $ 2,414   $   955   $ 9,374
NI             $   836   $ 2,798   $ 1,457   $   705   $ 5,797
EPS            $   .11   $   .36   $   .19   $   .09   $   .75

2003
Revenues       $12,515   $17,611   $12,853   $11,758   $54,737
Advertising    $ 2,723   $ 2,634   $ 2,405   $ 2,568   $10,329
Income before
 tax
 provision     $   960   $ 4,329   $ 2,001   $ 1,207   $ 8,497
NI             $   574   $ 2,584   $ 1,287   $   807   $ 5,252
EPS            $   .08   $   .34   $   .17   $   .11   $   .68

As shown, the year-end numbers are exactly the same; the change simply reallocates when the advertising dollars are expensed.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED)

     Except for historical information contained herein, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. These statements involve known and unknown risks and uncertainties that may cause actual results or outcomes to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements, and statements which explicitly describe such issues. Investors are urged to consider any statement labeled with the terms "believes," "expects," "intends" or "anticipates" to be uncertain and forward-looking.

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

     For comparison purposes, the company will set forth a proforma statement of operations showing the advertising expense that was actually incurred in each quarter for the four quarters of the fiscal year ended 11/30/04 and the first three quarters of the current fiscal year. Commencing in the fourth quarter of 2005, the Company's advertising expense will reflect only the advertising expense that ran in the quarter. There will be no interim deferral of expense.

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

     The Company's net sales decreased from $16,535,940 for the three-month period ending August 31, 2004 to $15,064,845 for the three-month period ending August 31, 2005, primarily due to an additional reserve of $1 million to account for the possible returns of its recently launched new skin care produce line. Sales returns and allowances increased to 13.8% of gross sales for the three-month period ending August 31, 2005 from 4.9% for the same period last year. This increase was primarily caused by the increase in the reserve of $1 million plus the actual returns of approximately $200,000 from the skin care line. Gross profit margins decreased to 62.4% for three-month period ending August 31, 2005 compared to 67.3% for the same three-month period in the prior year, partially as a result of the returns referred to above.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)

     The Compan's net sales were $48,245,523 for the nine months ending
August 31, 2005 to $47,609,050 for the nine months ending August 31, 2004. Sales returns and allowances increased to 12.6% of gross sales this year from 9.7% last year for the nine months ending August 31, due to substantial returns resulting from the unsuccessful launch of its new skin care brand. Gross profit margins were 64.1% for the nine months ending August 31, 2005 compared to 66.1% for the same period in the prior year. The Company's gross sales net of returns by category were: Cosmetics and Fragrances $6,103,378, 11.7%; Health and Beauty Aids $29,207,716, 56.2%; and miscellaneous over-the-counter $16,685,895, 32.1% for an aggregate total of $51,996,989.
The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases. Income before taxes is $4,283,122 as compared to $8,419,470 for the same quarter in 2004. The 50.9% decrease in income before taxes was a result of an increase of an additional $1,000,000 in its reserve against possible future returns and expensing of its deferred media advertising expenses from the prior six month period. Returns and reserves accounted for $3,101,130 that was expensed against earnings for this quarter. In accordance with GAAP, the Company reclassified certain advertising expenditures as a reduction of sales rather than report them as advertising expenses. The reclassification is the adoption by the Company of the EITF 00-14 GAAP standard. The reclassification reflects a reduction in sales for the nine months ending August 31, 2005, and 2004 by $1,891,740 and $1,857,368. The reclassification reduces the gross profit margin but does not affect the net income.

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

     The Company's financial position as of August 31, 2005 consists of current assets of $23,197,776 and current liabilities of $8,024,688, or a current ratio of 2.89 to 1. In addition, shareholders' equity increased from $23,522,047 to $24,659,676.

     All of the company's investments as of August 31,2005 are presented as long-term investments. Assuming these long-term investments can be sold and turned into liquid assets at any time, it would result in a current ratio of
3.93 to 1.

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

     Please refer to footnote 14 of the financial statements with regard to the Statement of Operations for the quarter under the former estimate and the proforma Statement of Operations using the current estimate of expensing the advertising in the actual period it was incurred. Had we not changed our estimate, the advertising expense for the third quarter would have been $2.635 million with Income Before Tax Provision of $1.016 Million, Net Income of $164,000 and EPS of $0.02.

     The new accounting of advertising expense during the interim periods will have no effect on the Company's year-end statement of operations.


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

ITEM 4.   CONTROLS AND PROCEDURES

       With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2005.

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

       In respect to the election of directors, the Class A Common Stock shareholders have the right to elect four directors and the Common Stock shareholders have the right to elect three. (In consequence, no proposal to alter or change the right of Class A Common Stock share-holders to elect a majority of directors could be effectively voted unless a separate majority of Class A Common Stock shares were voted therefor.)

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






Date: November 14, 2005

                                   CCA INDUSTRIES, INC.



                                   By:

                                      David Edell, Chief Executive Officer



                                   By:

                                      Ira W. Berman, Chairman of the Board