Form 10-K
period 2005-11-30
CCA INDUSTRIES INC
filed 2006-02-28
CIK 721447

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended                                                                                                                       Commission File Number

November 30, 2005                                                                                                                                 1-31643

  CCA INDUSTRIES, INC.

(Exact Name of Registrant as specified in Charter)

            DELAWARE                                                                                                                             04-2795439

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  [ X].

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes             No   [X].

The aggregate market value of the voting stock held by non‑affiliates of the Registrant (i.e., by persons other than officers and directors of the Registrant), at the closing sales price $10.05 on May 31, 2005, was as follows:

Class of Voting Stock                                                                                                 Market Value

5,514,387.shares; Common

Stock, $.01 par value                                                                                                $55,419,589

On November 30, 2005 there was an aggregate of 7,179,757 shares of Common Stock and Class A Common Stock of the Registrant outstanding.

CROSS REFERENCE SHEET

                                                                                    Headings in this Form

Form 10‑K                                                                  10‑K for Year Ended

Item No.                                                                       November 30, 2005

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

9. Changes In and Dis‑                                               Changes In and Dis‑

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

                                                                           ‑ iii‑

                                                                                    Headings in this Form

Form 10‑K                                                                  10‑K for Year Ended

Item No.                                                                       November 30, 2005

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

15. Exhibits, Financial                                                   Exhibits, Financial

    Statement Schedules,                                               Statement Schedules,

    and Reports on Form                                               and Reports on Form

     8‑K                                                                        8‑K

‑ iv‑

TABLE OF CONTENTS

I

Item                                                                                                                            Page

PART I

PART II

5. Market for the Company's Common Stock and Related

    Shareholder Matters...........................................................................                        8

6. Selected Financial Data......................................................................                       10

7. Management's Discussion and Analysis of Financial Condition

9. Changes In and Disagreements with Accountants On Accounting

     and Financial Disclosure....................................................................                      19

9A.Controls and Procedures……………………………………………                    19

PART III

10. Directors and Executive Officers......................................................                       21

11. Executive Compensation..................................................................                       23

12. Security Ownership of Certain Beneficial Owners and Management.                        30

13. Certain Relationships and Related Transactions.................................                      31

14. Principal Accountant Fees and Services…………………………….                     32

PART IV

15. Exhibits, Financial Statement Schedules, and Reports on Form 8‑K...                     34

 ‑ v‑

PART I

Item 1. BUSINESS

(a) General

            CCA INDUSTRIES, INC. (hereinafter, “CCA” or the “Company”) was incorporated in Delaware in 1983.

The Company operates in one industry segment, in what may be generally described as the health‑and‑beauty aids business, selling numerous products in several health‑and‑beauty aids and cosmeceutical categories. All of the Company’s products are manufactured by contract manufacturers, pursuant to the Company's specifications and formulations.

The Company owns registered trademarks, or exclusive licenses to use registered trademarks, that identify its products by brand‑name.  Under most of the brand names, the Company markets several different but categorically-related products.  The principal brand and trademark names include “Plus+White” (oral health-care products),“Sudden Change” (skin-care products), “Nutra Nail” and “Power Gel” and “Nutra Nail 60" (nail treatments), “Bikini Zone” (pre and after-shave products), “Mega - T” Green Tea and “Mega G” Grapefruit (dietary products), “Mega - T“ chewing gum (anti-oxidant dietary product), Hair Off” (depilatories), “IPR” (foot-care products), “Solar Sense” (sun-care products), “Wash 'N Curl” (shampoos), “Cherry Vanilla” (perfumes),  and “Scar Zone” (scar diminishing cream).

All Company products are marketed and sold to major drug and food chains, mass merchandisers, and wholesale beauty‑aids distributors throughout the United States and Canada.  In addition, certain of the Company’s products are sold internationally.

The Company recognizes sales at the time its products are shipped to customers.  However, while sales are not formally subject to any contract contingency, the acceptance of returns is an industry‑wide practice.  The Company thus estimates ‘unit returns’ based upon a review of the market’s recent-historical acceptance of subject products as well as current market-expectations, and equates its reserves for estimated returns in the sum of the gross profits, in the five preceding months, realized upon an equivalent number of subject-product sales.  (See Item 15, Financial Statements, Note 2).  Of course, there can be no precise going‑forward assurance in respect to return rates and gross margins, and in the event of a significant increase in the rate of returns, the circumstance could have a materially adverse affect upon the Company’s operations.

The Company's total revenues in fiscal 2005 were $63,721,326. Gross profits were $40,784,764.  International sales accounted for approximately 2% of sales.  The Company experienced a net profit of $3,785,502 for the current fiscal year. Net worth at November 30, 2005, was $25,999,656 despite the repurchase of 500,000 shares of the Company’s common stock on October 5, 2004 from Officers/Directors David Edell and Ira W. Berman.  (See Certain Relationships and Related Transactions.

Including the principal members of management (see Directors and Executive Officers), the Company, at November 30, 2005, had 153 sales, administrative, creative, accounting, receiving, and warehouse personnel in its employ.

(b) Manufacturing and Shipping

The Company creates and/or oversees formulations, chooses colors and mixtures, and arranges with independent contractors for the manufacture of its products pursuant to Company specifications.  Manufacturing and component‑supply arrangements are maintained with various manufacturers and suppliers.  All orders and other product shipments are delivered from the Company's own warehouse facilities, which results in more effective inventory control, more efficient shipping procedures, and the realization of related economies.

(c) Marketing

The Company markets its products to major drug, food and mass‑merchandise retail chains, and leading wholesalers, through an in‑house sales force of employees and independent sales representatives throughout the United States.

The Company sells its products to approximately 310 accounts, most of which have numerous outlets. Approximately 40,000 stores carry at least one Company product (SKU).

During the fiscal year ended November 30, 2005, the Company's largest customers were Wal-Mart (approximately 32 % of net sales), McLanes (approximately 12%), Walgreens, CVS, and Rite Aid  (approximately 10%, 8%,  and 5%, respectively).  The loss of any of these principal customers, or substantial reduction of sales revenues realized from their business, could materially and negatively affect the Company's earnings.

Most of the Company's products are not particularly susceptible to seasonal‑sales fluctuation. However, sales of depilatory, sun‑care and diet‑aids products customarily peak in the Spring and Summer months, while fragrance‑product sales customarily peak in the Fall and Winter months.

The Company employs brand managers who are responsible for the marketing of CCA’s brands.  These managers work with the Company’s in-house advertising and art departments to create media advertising, packaging and point - of - purchase displays.

The Company primarily utilizes local and national television advertisements to promote its leading brands.  On occasion, print and radio advertisements are engaged.  In addition, and more‑or‑less continuously, store‑centered product promotions are co‑operatively undertaken with customers.

Each of the Company's brand‑name products is intended to attract a particular demographic segment of the consumer market, and advertising campaigns are directed to the respective market‑segments.

The Company's in‑house advertising department is responsible for the selection of its media advertising.  Placement is accomplished either directly or through media‑service companies.

(d) "Wholly‑Owned" Products

The majority of the Company's sales revenues are from sales of the Company's "wholly‑owned" product lines (i.e., products sold under trademark names owned by the Company, and not subject to any other party’s interest or license), which included principally "Plus+White", "Sudden Change", “Wash ‘N Curl”,  "Bikini Zone", "Mood Magic", "Mega -T", "Cherry Vanilla", and "Scar Zone".

(e) All Products

The Company’s gross sales net of returns by category percentage were: Dietary Supplement   35%; Skin Care 31%; Oral Care 17%; Nail Care 9%; Hair Care 5%; and Fragrance and Miscellaneous 3%.

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

        The Alleghany Pharmacal License required the Company (a) to pay royalties of 6% per annum on net sales of “Pro-Perm” hair‑care products, the PPA-based and now discontinued dietary-product "Permathene", “IPR” foot-care products, "Nutra‑Nail" nail‑enamel products, and "Hair‑Off" depilatories; and (b) to pay 1% royalties on net sales of a “Hair-Off” mitten that is a depilatory‑product accessory, and “Nutra Nail 60", a fast-acting nail enamel, and “Nutra Nail Power Gel.”

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

        The Alleghany Pharmacal License agreement provides that if, and when, in the aggregate, $9,000,000 in royalties has been paid thereunder, the royalty‑rate for those products 'charged' at 6% will be reduced to 1%.  The Company paid an aggregate of $9,000,000 in royalties to Allegheny in April 2003.  Commencing May 1, 2003, the license royalty was reduced to 1%.

        The products subject to the Alleghany‑Pharmacal License accounted for approximately $9,917,000 or 16 % of total net sales in the fiscal year ended November 30, 2005.  “Nutra Nail” and the “Hair-Off” depilatory were the leaders among all of the Alleghany license-agreement products, producing approximately 9 % and 6%, respectively, of net sales.

        ii. Solar Sense, Inc.

        CCA commenced the marketing of its sun‑care products line following a May 1998 License Agreement with Solar Sense, Inc. (the “Solar Sense License”), pursuant to which it acquired the exclusive right to use the trademark names "Solar Sense" and "Kids Sense” and the exclusive right to market mark-associated products.  The Solar Sense License requires the Company to pay a royalty on net sales of said licensed products until $1 million total royalties are paid.  CCA realized approximately $ 348,000 in net sales of sun-care products in 2005.

        iii. The Nail Consultants Ltd.

        In October of 1999, the Company entered into a License Agreement with The Nail Consultants, Ltd. for the use of an activator invented in connection with a method for applying a protective covering to fingernails.  The Company’s License Agreement with The Nail Consultants, Ltd. is for the use of the method and its composition in a new product kit packaged and marketed by CCA under its own name, “Nutra Nail Power Gel”.  The Company is required to pay a royalty of net sales of all products sold under the license, by the Company.   Net sales were approximately $1,940,000 in 2005 and the Company paid or accrued the Nail Consultants the prescribed royalty.

        iv. Dr. Stephen Hsu - Green Tea

        Stephen Hsu, PhD., research faculty member of the Medical College of Georgia, entered into an agreement with the Company on February 26, 2004, to create green tea skin care products based on his years of research related to the various uses of green tea anti-oxidants for skin care problems.

         Dr. Hsu collaborated with Drew Edell, Vice-President of Research and Development for the Company, to create and file a patent application for a special anti-oxidant green tea serum to be used for topical skin application.  The patent was filed in November 2004.

         Dr. Hsu will be entitled to a commission on the net factory sales of all of the Company’s products using the green tea serum created exclusively for the Company.  The special anti-oxidant green tea serum was used as one of the skus in the Denise Austin “Skin Fit For Life” line and has been included in the new Sudden Change skin care line.  Net sales of the products utilizing the green tea serum were $3,062,000 for the fiscal year ended November 30, 2005.

     v. Mega -T Green Tea Chewing Gum and Mints

    On May 18, 2004, The Company entered into a license agreement with Tea-Guard, Inc. to manufacture and distribute Mega -T Green Tea chewing gum and Mega -T Green Tea mints.  Dr. Stephen Hsu created both formulations under special arrangements with Tea-Guard, Inc. (not related to the Company).

            The license agreement requires the Company to pay a minimum royalty after the first eighteen months of the license.  The minimum payments are required to maintain the Company’s exclusivity for the sale of the products and to continue marketing the products and until royalties have aggregated to $10,000,000, at which time all royalty obligations cease.  Except as to maintain its rights to “exclusivity”, the Company has no obligation to meet minimum royalty requirements.

            The Company commenced sales of the Mega -T Green Tea Chewing Gum in July 2004.  Net sales of the Mega-T Green Tea chewing gum for the fiscal year ended November 30, 2005 were $2,087,000.

            vi. Denise Austin “Skin Fit For Life” skin care line

        On July 14, 2004, the Company entered into a license agreement with Denise Austin, a well known, respected fitness expert.  Under the agreement, the Company created a special anti-oxidant line of signature skin care products called the Denise Austin “Skin Fit For Life” skin care line.

        The license agreement requires the Company to pay a minimum royalty in order to maintain the exclusive use of the name, “Denise Austin” to manufacture and sell a special line of skin care and cosmetic products.  The license will continue so long as minimum royalty payments are met.  The license agreement does not require the Company to meet any minimum requirements.  Net sales of the “Skin Fit For Life” skin care line were $3,062,000 for the fiscal year ended November 30, 2005.  The Company had returns of $1,804,000 for the fiscal year which includes a reserve of $938,000 for additional returns, credits and/or allowances.

           The Company will not continue with the license in March 2006.

           vii.  Hugger Corporation

        In October 2002, the Company entered into a License Agreement with Hugger Corporation for use of its patented oral hygiene system to be used in conjunction with regular toothpaste.  The Company’s License Agreement is for the use of the product designated and referred to in the patent owned by Hugger Corporation.  The Company designed, marketed and distributed the patented product called “Booster” under its Plus+White brand.

        The Company terminated the license agreement without any liability on June 29, 2005.  Net sales during fiscal 2005 were $88,000.

            viii. Other Licenses

        The Company is not party to any other license agreement that is currently material to its operations.

(g) Trademarks

        The Company's own trademarks and licensed‑use trademarks serve to identify its products and proprietary interests.  The Company considers these marks to be valuable assets.  However, there can be no assurance, as a practical matter, that trademark registration results in marketplace advantages, or that the presumptive rights acquired by registration will necessarily and precisely protect the presumed exclusivity and asset value of the marks.

(h) Competition

        The market for cosmetics and perfumes, and health‑and‑beauty aids products in general, including patent medicines, is characterized by vigorous competition among producers, many of whom have substantially greater financial, technological and marketing resources than the Company.  Major competitors such as Revlon, L'Oreal, Colgate, Del Laboratories, Unilever, and Procter & Gamble have Fortune 500 status, and the broadest‑based public recognition of their products.  Moreover, a substantial number of other health‑and‑beauty aids manufacturers and distributors may also have greater resources than the Company.

(i) Government Regulation

        All of the products that the Company markets are subject or potentially subject to particular regulation by government agencies, such as the U.S. Food and Drug Administration, the Federal Trade Commission, and various state and/or local regulatory bodies.  In the event that any future regulations were to require new approval for any in‑the‑market products, or should require approval for any planned product, the Company would attempt to obtain the necessary approval and/or license, assuming reasonable and sufficient market expectations for the subject product.  However, there can be no assurance, in the absence of particular circumstances that Company efforts in respect of any future regulatory requirements would result in approvals and issuance of licenses.  Moreover, if such license‑requirement circumstances should arise, delays inherent in any application‑and‑approval process, as well as any refusal to approve, could have a material adverse affect upon existing operations (i.e., concerning in‑the‑market products) or planned operations.

Item 2. PROPERTY

            The principal executive offices of the Company are located at 200 Murray Hill Parkway, East Rutherford, New Jersey.  Under a new net lease, the Company occupies approximately 58,625 square feet of space.  Approximately 43,598 square feet in such premises is used for warehousing and 15,027 square feet for offices.  The annual rental is $327,684, with an annual CPI increase not cumulatively exceeding 15% in any consecutive five year period.   The lease expires on May 31, 2012 with a renewal option for an additional five years.

            The lease requires the Company to pay for additional expenses, Common Area Maintenance (“CAM”), which includes real estate taxes, common area expense, utility expense, repair and maintenance expense and insurance expense.  For the year ended November 30, 2005, CAM was $189,776.

            The Company entered into a warehouse lease on May 1, 2005 at 300-1(D), Route 17, Lodi, New Jersey for the 12 month period ending April 30, 2006.  The lease comprises 13,000 square feet for warehousing.  The year end net rental expense including CAM was $80,070. The Company anticipates extending the lease for an additional one year period.

Item 3. LEGAL PROCEEDINGS

The only material legal proceedings outstanding as of November 30, 2005 were related to the Company’s diet suppressant products containing phenylpropanolamine (“PPA”).  There were approximately thirteen suits pending in 2002.  Reference is made to Forms 8K filed on May 22, 2002 and November 20, 2002 for the background and the insurance issues relative thereto. Three additional 8Ks have been filed: one on October 29, 2003, one on November 24, 2003 and one on December 11, 2003.  Two additional 8Ks were filed in 2004, one on April 7, 2004 and one on August 3, 2004.  Eleven of the suits have been dismissed with prejudice with two remaining.  One suit is in the process of being dismissed.  The remaining suit is insured and is being defended by the Company’s insurance carrier.

There were approximately 6,000 suits that have been brought against numerous pharmaceutical companies that have been engaged in distributing and/or manufacturing PPA products.  Almost all have been referred to the United States District Courts in the Western District of Washington (MDL 1407).  Outside counsel for the Company believes that the two PPA cases still pending against the Company are defensible.  Of the Company’s two pending suits, one is insured by the Company’s liability carrier.  However, there can be no assurance that the current PPA litigation will not have a material adverse effect upon the Company’s operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 15, 2005, the Company held its annual meeting of shareholders.  The actions taken, and the voting results thereupon, were as follows:

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

(2) As proposed by Management, Dunnan Edell, Robert Lage and Gio Batta Gori, Ph.D., were elected as directors by the holders of the Common Stock.

(3) The Board's appointment of KGS LLP as the Company's independent certified public accountants for the 2005 fiscal year was approved.

(4)  The Shareholders approved the Amended and Restated Stock Option Plan.

The Company has not submitted any matter to a vote of security holders since the 2005 Annual Meeting.

PART II

Item 5. MARKET FOR THE COMPANY'S COMMON STOCK

            AND RELATED SHAREHOLDER MATTERS

In June 2000, the Company filed a Schedule TO (and an Amendment No.1 thereto) with the Securities And Exchange Commission (“SEC”); and, contemporaneously thereafter, presented the tender offer subject of the Schedule to its shareholders.  Pursuant thereto, the Company offered to purchase up to 2,500,000 shares of its own Common Stock (but not Class A Common Stock), in exchange for a $2 subordinated debenture, which matured on August 1, 2005, with 6% interest, payable semi-annually.  In response, 278,328 shares were tendered and accepted for payment.  The tender offer closed, as provided in the Schedule TO and the Offer documents presented to all Common Stock shareholders, on July 31, 2000.  (A second and final amendment to the Schedule TO, reporting the results of the tender offer, was filed with the SEC on August 1, 2000.)

The Company's Common Stock was traded on the NASDAQ National Market.  Because, for some time (a) the Common Stock had traded at less than $1.00 per share, and (b) the total market value of shares available for public trading had been below $5,000,000, NASDAQ notified the Company that its stock was de-listed.  The stock was then traded on the National Market Bulletin Board and continued trading on the BB through the first quarter of fiscal 2003.  On March 18, 2003 the stock was listed and began trading on the American Stock Exchange under the symbol “CAW.”

The range of high and low sales prices of the Common Stock during each quarter of its 2005, 2004 and 2003 fiscal years was as follows:

Quarter Ended                 2005                         2004                           2003

February 29           $10.75 - $13.80            $  9.35 - $ 6.70          $3.80 - $1.70

May 31                  $12.56 - $  9.45            $  8.70 - $ 7.20          $5.43 - $3.05

August 31               $11.40 - $  8.85            $10.80 - $ 6.75          $8.69 - $5.10

November 30         $  9.90 -  $ 7.00            $11.30 - $ 7.00          $8.50 - $6.60

The high and low prices for the Company’s Common Stock, on February 1, 2006 were $10.10 to $10.30per share.

The Company’s only ‘sales’ of unregistered securities were represented by its issuance, in consequence of the above described tender offer and Schedule TO, of the $2, five-year promissory notes, 6% interest, subject of the offer’s $2 subordinated debenture.  (Those securities are unregistered pursuant to an exemption from registration requirements.  In any event, and in addition to the form denominated by the SEC as “Schedule TO”, with the Schedule TO information, the following documents subject of the tender offer were filed with the SEC, prior to commencement of the offering: A Trust Indenture, a form of the eventually-issued Promissory Notes, and the Offering Document that was thereafter transmitted to Common Stock shareholders.)

On August 1, 2005, the remaining outstanding $497,656 subordinated debentures were redeemed by the Company.

As at November 30, 2005, there were approximately 200 individual shareholders of record of the Company's common stock.  (There are a substantial number of shares held of record in various street and depository trust accounts, which represent approximately 1,000 additional shareholders.)

The dividend policy is at the discretion of the Board of Directors and will depend on numerous factors, including earnings, financial requirements and general business conditions.  On January 8, 2003, the Board of Directors approved the payment of the Company’s first cash dividend in the amount of $0.12 per share, payable to the holders of the Company’s common stock, $0.06 payable on May 1, 2003 and December 1, 2003 to the shareholders of record on April 1, 2003 and November 1, 2003, respectively.

On December 13, 2003, the Board of Directors declared a $0.14 per share dividend for fiscal 2005, $0.07 payable to all shareholders of record May 1, 2005 payable on June 1, 2005 and $0.07 payable to all shareholders of record November 1, 2004 payable on December 1, 2004.

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

On November 15, 2005, the Board of Directors declared a $0.05 per share dividend for the first quarter ending February 28, 2006.  The dividend is payable to all shareholders of record on February 1, 2006 payable on March 1, 2006.

Item 6. SELECTED FINANCIAL DATA

                                                                                                                                        Year Ended November 30,

                                                                      2005                           2004                      2003                      2002                  2001

Statement of Income

  Sales                                                     $63,148,417                $60,667,562          $54,145,480           $45,241,493       $41,364,648

Other income                                                  572,909                       850,196                 591,271                  439,481              338,883

                                                                 63,721,326                  61,517,758            54,736,751             45,680,974         41,703,531

Costs and Expenses                                  56,613,798                  52,143,479            46,239,853             40,645,418          38,522,778

Income Provision for

  Income Taxes                                           7,107,528                    9,374,279              8,496,898                5,035,556           3,180,753

Net Income                                              $ 3,785,502                $ 5,796,663           $ 5,252,131             $ 3,074,353        $ 2,014,369

Earnings Per Share:

  Basic                                                     $            .53                  $          ..78*          $            .71*           $           ..42*       $            .29*

  Diluted                                                   $            .52                  $          ..75*          $            .68*           $           ..40*       $            .26*

Weighted Average Number

  of Shares Outstanding                               7,145,297                    7,399,472*            7,372,232*             7,241,751*          7,031,097*

Weighted Average Number

  of Shares and Common Stock

  Equivalents Outstanding                             7,317,994                    7,680,781*            7,768,361*            7,731,583*          7,676,680*

Balance Sheet Data:                                                                                                   As At November 30,

                                                                     2005                              2004                     2003                        2002                     2001

Working Capital                                      $18,602,107                $13,562,389          $11,565,685          $11,264,206        $10,236,977

Total Assets                                              35,309,308                  31,556,577            29,839,216            24,805,064          20,598,917

Total Liabilities                                            9,309,652                    8,034,530              6,494,676              5,969,641             4,674,278

Total Shareholders’ Equity (1)(2)(3)          25,999,656                  23,522,047            23,344,540            18,835,423           15,924,639

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

(3) On November 15, 2005, the board of directors declared a $0.05 per share dividend for the first quarter ending February 28, 2006.  The dividend is payable to all shareholders of record on February 1, 2006 payable on March 1, 2006.

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

On March 3, 1986, the Company entered into a License Agreement with Alleghany Pharmacal Corporation under the terms of which the Company was granted the exclusive right to use the licensed products and trademarks for the manufacture and distribution of the products subject to the License Agreement. Under the terms of the Alleghany Pharmacal License (see "Business‑License Agreements"), the royalty‑rate for those Alleghany Pharmacal License products previously 'charged' at 6% will be reduced to 1% now that the sum of $9,000,000 in royalties has been paid thereunder.   In April 2003, the Company concluded payment of an aggregate of $9,000,000.  Therefore, all royalty payments were reduced to 1% on all future orders.

Comparison of Results for Fiscal Years 2005 and 2004

The Company’s net sales increased from $60,667,652 to $63,148,417 for the current fiscal year. Gross profit margins on sales were 65% compared to 66% last fiscal year.  The reduction in the gross profit margin was due mainly to the sales returns and allowances increase to 11.3% of gross sales from 9.2% last year as a result of the unsuccessful launch of its new skin care product line.

The Company’s gross sales net of returns by category were: Dietary Supplement  $23,319,940, 35%; Skin Care $20,669,366, 31%; Oral Care $11,535,751, 17%; Nail Care $5,976,850, 9%; Hair Care $3,222,375, 5%; and Fragrance and Miscellaneous $1,835,205, 3%; for an aggregate total of $66,559,487.

While the Company makes every effort to control the cost of manufacturing, it has incurred substantial freight increases, as well as additional increases in the cost of chemicals, plastic resin and paper goods.  The Company will attempt to pass on these increased costs in the coming year.

Income before taxes was $7,107,528 as compared to $9,374,279 in fiscal 2004.  The decrease in income before taxes was a result of additional returns and reserves incurred from the disappointing introduction of the new skin care line, the increase in oil, pulp and resin prices, as well as additional SG&A.  Returns, allowances and reserves for all products accounted for costs of $5,706,163 that were expensed in fiscal 2005 as compared to $3,694,702 in fiscal 2004.

The allowance for doubtful accounts is a combination of specific and general reserve amounts relating to accounts receivable.  The general reserve is calculated based on historical percentages applied to aged accounts receivable and the specific reserves are established and revised based on individual customer circumstances.  This allowance increased from $111,078 as of November 30, 2004 to $260,366 as of November 30, 2005 (134% increase). The increase is directly attributable to reserves for specific disputes.

The reserve for returns and allowances is based on a reserve for returns equal to its gross profit on its historical percentage of returns on its last five month sales, and specific reserves based on individual customer circumstances.  This reserve increased from $406,556 as of November 30, 2004 to $678,346 as of November 30, 2005 (67% increase), primarily from possible increases in returns of the new skin care line.

The reserve for inventory obsolescence is based on a detailed analysis of inventory movement.  There was a minimal decrease in the reserve for inventory obsolescence from $871,488 as of November 30, 2004 to $854,764 as of November 30, 2005 (3% decrease).

In accordance with GAAP, the Company reclassified certain advertising expenditures as a reduction of sales rather than report them as advertising expenses.  This reclassification is the adoption by the Company of the EITF 00-14 GAAP standard.  The reclassification reflects a reduction in the sales for the fiscal years ended November 30, 2005 and 2004 by $2,203,917 and $2,005,596 respectively.  The reclassification reduces the gross profit margin but does not affect the net income.

For the year ended November 30, 2005, the Company had revenues of $ 63,721,326, net income of $3,785,502 after a provision of $3,322,026 for taxes.  For year ended November 30, 2004, the Company had revenues of $61,517,758, net income of $5,796,663 after a provision of $3,577,616 for taxes.  Fully diluted earnings per share for fiscal 2005 were $0.52, compared to $0.75 in fiscal 2004. The increase in the effective tax rate for the year was due to the increase in the reserves and other non-deductible tax items as a percentage of the lower book net income.

For fiscal 2005, advertising, cooperative and promotional expenses were $12,706,771 as compared to $13,118,784 in the same period last year.  Advertising expenses were 20.1 % of sales for the current fiscal year versus 21.6 % last fiscal year. The reduction in advertising expense was due to the change in the overall budget for the year and the specific reduction of the planned advertising on our unsuccessful launch of the new skin care line.

SG&A expenses increased from $17,577,032 in fiscal 2004 to $20,548,971 in fiscal 2005.  The increases include freight-out of $789,037, which was due to the increase in sales, the increase in oil prices, and the expedited delivery costs for the introduction of the new skin care product line.    To promote sales, the Company offered IRC coupons on certain SKUs which increased expenses by $169,415.  IRC coupons are an “instant off” coupon placed on product at retail.  Additionally, royalty expenses increased by $162,535, health insurance costs $58,994 and rent expenses partly due to the addition of a satellite warehouse increased $148,154.

At year’s end, there was approximately $2,079,000 of open co-op commitments, of which $32,000 is from 2003, $248,000 from 2004 and $1,799,000 for the current fiscal year.  For fiscal 2004, there was approximately $1,413,000 of open co-op commitments, of which $46,000 was from 2003 and $1,367,000 was from the 2004 fiscal year.   The Company’s total co-op commitment increased from $5,500,000 in fiscal 2004 to $6,000,000 in fiscal 2005 (9% increase).  The increase in the total co-op commitment was in part to offset the reduction in media advertising.  Co-op is advertising that is run by retailers in which the Company shares in part of the cost.  If it becomes apparent that this co-op was not utilized, the unclaimed co-op will be offset against the expense during the fiscal year in which it is determined that it did not run.  This procedure is consistent with the prior year’s methodology with regard to the accrual of unsupported co-op commitments.

Comparison of Results for Fiscal Years 2004 and 2003

The Company’s revenues increased from $54,736,751 in fiscal 2003 to $61,517,758 in the fiscal 2004. Gross profit margins remained at 66%.  Net income was $5,796,663 as compared to $5,252,131 in fiscal 2003. In accordance with GAAP, the Company reclassified certain advertising expenditures as a reduction of sales rather than report them as advertising expenses.  The reclassification is the adoption by the Company of the EITF 90-16 GAAP standard.  The reclassification reflects a reduction in sales for the years ended November 30, 2004 and 2003 by $2,005,596 and $1,760,308, respectively.  The reclassification reduces the gross profit margin but does not affect the net income.

For the 2004 fiscal year, advertising, cooperative and promotional allowance expenditures were $13,118,784 as compared to $10,328,695 in fiscal 2003.  Advertising expenditures were 21.6% of sales vs. 19.1% last year.  SG&A expenses increased 5% to $17,577,032 from $16,753,269 in 2003.  The increase was due mainly to SG&A expenses, which vary in relation to additional sales volume (i.e. payroll, freight-out, royalties, etc.).  Sales returns and allowances increased to 9.2% of gross sales from 8.5% last year.  Research and development expenses decreased to $876,665 from $884,425.

During fiscal 2004, a major drug chain entered into an agreement to be acquired by another major drug chain.  The decrease in their orders caused revenue to decrease approximately $1,563,000 from the prior year.

On November 26, 2004, the Company sold 1,125 shares of K-Mart Holding Corp, (the shares received in distribution in the K-Mart Chapter 11 proceedings) in the gross amount of $159,483.

Liquidity and Capital Resources

As of November 30, 2005, the Company had working capital of $18,602,107 as compared to $13,562,389 at November 30, 2004.  The ratio of total current assets to current liabilities is 3.0 to 1 as compared to a ratio of 2.7 to 1 for the prior year.  On October 5, 2004, the working capital and the current ratio in 2004 was reduced by the Company’s purchase of an aggregate of 500,000 shares of the Company’s common stock at $8.99 per share from officers/directors, David Edell and Ira W. Berman respectively.  Stockholders’ equity increased to $25,999,656 from $23,522,047 primarily due to the income from operations.

The Company’s cash position and short-term investments at year-end were $10,586,568, up from $5,094,968 as at November 30, 2004.  The Company paid cash dividends in fiscal 2005 in the amount of $1,059,277, representing the dividends declared at the end of fiscal 2004 but not paid until fiscal 2005 of $483,426 and $575,848 in dividends declared and paid for fiscal 2005. As of November 30, 2005 there were dividends declared but not paid of $575,560. The company’s increase in its cash and short-term investment position was due partly to the conversion of roughly $4,500,000 of long-term (due in excess of one year) securities to short-term (due in less than one year). The cash generated by profits was offset by the repurchase of the company’s outstanding debentures, the payment of dividends and the purchase of certain assets. The reclassification of the $4,500,000 of long-term securities to short-term securities was also more than offset by the purchase of new long-term securities. The securities the company purchased are all of an investment grade rating of Triple A. Because of the rating of the securities purchased, the company believes that there is very little risk with regard to the investments since, although they are all classified as “Available for Sale Securities”, the Company could hold them all to maturity and realize their full value. Our investments are spread among many different Obligors and Municipalities to decrease the risk due to any specific concentrations.

The Company’s investment in property and equipment consisted mostly of new computer hardware and software, additional racking for our expanded warehouse facilities, and furniture to accommodate our personnel. The increase in our intangible assets consisted of the costs of certain additional patents and trademarks obtained.

Inventories were $6,554,150 and $6,048,000, in 2005 and 2004 respectively, and accounts receivable were $9,260,399 and $8,677,984. The increase in inventory was due to a proportional increase in our core product sales plus additional inventory on hand due to the slower than expected sales of the newly launched skin care line in January 2005. Current liabilities are $9,309,652 and $8,023,805, in 2005 and 2004 respectively. The increase in liabilities was due mostly to the increase in the amount of the accruals for co-op advertising, refunds for returns, and for bonuses as of the end of the year. At year-end, the Company had long and short-term triple A investments and cash of $16,861,958 as compared to $13,947,166 in 2004.  As of November 30, 2005, the Company was not utilizing any of the funds available under its $10,000,000 unsecured credit line.

Inventory, Seasonality, Inflation and General Economic Factors

The Company attempts to keep its inventory for every product at levels that will enable shipment against orders within a three-week period.  However, certain components must be inventoried well in advance of actual orders because of time‑to‑acquire circumstances.   For the most part, purchases are based upon projected quarterly requirements, which are projected based upon sales indications received by the sales and marketing departments, and general business factors.  All of the Company's contract‑manufacture products and components are purchased from non‑affiliated entities.  Warehousing is provided at Company facilities, and all products are shipped from the Company's warehouse facilities.

The Company does not have any products that are particularly seasonal, but sales of its sun-care, depilatory and diet-aid products usually peak during the spring and summer seasons, and perfume sales usually peak in fall and winter.  The Company does not have a product that can be identified as a ‘Christmas item’.

The Company plans to continue to promote its sales through an advertising program consisting of a combination of media and coop advertising. We continue to invest money into research and development to build our core products to become leaders in their respective categories. We are trying to decrease the amount of “on hand” inventory we stock however to better service our customers we often find it difficult to reduce our “safety stock”. We continue to evaluate our sales staff and to try to attract aggressive salespeople to increase the distribution of our current product line. We are also continuing to look for additional businesses or product lines which we think will help the company to grow and are also reviewing possible acquisitions or any other offers which we feel will enhance shareholders’ value.

Because our products are sold to retail stores (throughout the United States and, in small part, abroad), sales are particularly affected by general economic conditions.  Accordingly, any adverse change in the economic climate can have an adverse impact on the Company's sales and financial condition.  The Company does not believe that inflation or other general economic circumstance that would negatively affect operations can be predicted at present, but if such circumstances should occur, they could have material and negative impact on the Company's net sales and revenues, unless the Company was able to pass along related cost increases to its customers. There was no significant impact on operations as a result of inflation during the current fiscal year.

Contractual Obligations

            The following table sets forth the contractual obligations in total for each year of the next five years as at November 30, 2005.  Such obligations include the current lease for the Company’s premises, written employment contracts and License Agreements.

                                                   2006               2007                  2008                2009                2010

Lease on Premises (1)            600,759           537,933           497,684           471,318            471,684

Royalty Expense    (2)             606,000           606,000           606,000           606,000           606,000

Employment Contracts (3)    2,294,959        2,401,156        2,513,726        2,633,049        2,759,532

Open Purchase Orders         2,880,100

Total Contractual

   Obligations                        6,381,818        3,545,089        3,617,410        3,710,367        3,837,216

(1) The major Lease is a net, net lease requiring a yearly rental of $327,684 plus Common Area Maintenance “CAM”.  See Section Part I, Item 2. The rental provided above is the base rental and estimated CAM.  CAM for 2005 was $189,776. The figures above do not include adjustments for the CPI.  The lease has an annual CPI adjustment, not to cumulatively exceed 15% in any consecutive five year period.  These figures assume an extension of the major lease to 2010. The Lodi lease requires a yearly rental of $91,000 plus CAM.  The lease is a 12-month lease which commenced in May 2005. The Company is negotiating to renew the lease until May 2007.

(2) See Section Part I, Item 1(e).  The Company is not required to pay any royalty in excess of realized sales if the Company chooses not to continue under the license.  The figures set forth above reflect estimates of the royalty expense anticipated minimum requirements to maintain the licenses under the various contracts for the licensed products based on fiscal 2005 sales.  Royalty expense includes Alleghany Pharmacal, Solar Sense, Nail Consultants, Tea-Guard, Inc., Stephen Hsu, PhD, and Denise Austin.

(3) The Company has executed Employment Contracts with its CEO, David Edell, and its Chairman of the Board, Ira W. Berman. The contracts for both are exactly the same.  The contracts expire on December 31, 2010.  The contracts provide for a base salary which commenced in 1994 in the amount of $300,000 (plus a bonus of 20% of the base salary), with a year-to-year CPI or 6% increase, plus 2.5% of the Company’s pre-tax income less depreciation and amortization (EBITDA).  (The 2.5% measure in the bonus provision of the Edell/Berman contracts was amended so as to calculate it against earnings before income taxes, less depreciation, amortization and expenditures for media and cooperative advertising in excess of $8,000,000.)  On May 24, 2001, the contract was amended increasing the base salary to $400,000.   The figures above include only the base salaries for the five years (plus 20% of the base salary), and adjustment for CPI, and without estimating bonuses, as the bonus is contingent upon future earnings.  David Edell’s sons, Dunnan Edell and Drew Edell have five-year employment contracts in the amounts of $270,000 and $200,000 respectively, which expire on November 30, 2007 (See Item 11, Summary Compensation Table).  In July 2003, Dunnan Edell’s salary was increased to $300,000 and in January 2004, Drew Edell’s salary was increased to $225,000.  In fiscal 2005, Drew Edell’s salary was increased to $250,000.  Dunnan Edell is a director and during fiscal 2003 was appointed President of the Company and Chief Operating Officer. Drew Edell is the Vice President of Research, and Product Development.  On February 10, 2006, the Board of Directors extended the employment contracts for Dunnan Edell and Drew Edell to December 31, 2010.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, “Consolidation of Variable Interest Entities (“FIN 46R”), which supercedes Interpretation No. 46, “Consolidation of Variable Interest Entities” issued in January 2003.  FIN 46R requires a company to consolidate a variable interest entity (“VIE”), as defined, when the company will absorb a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns or both.  FIN 46R also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership.  FIN 46R applies immediately to a VIE created or acquired after January 31, 2003.  For a VIE created before February 1, 2003, FIN 46R applies in the first fiscal year or interim period beginning after March 15, 2004.  Application of FIN 46R is also required in financial statements that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003.  The adoption of FIN 46R did not have a material impact on our financial position, results of operations or cash flow.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” (“SFAS 151”).  SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on normal capacity of production facilities.  This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS 151 is not expected to have an impact on our financial position, results of operations or cash flows.

In November 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in Determining Whether to Report Discontinued Operations” (“EITF 03-13”).  Under the consensus, the approach for assessing whether cash flows of the component have been eliminated from the ongoing operations of the entity focuses on whether continuing cash flows are direct or indirect cash flows.  The consensus should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004.  The adoption of EITF 03-13 did not have an impact on our financial position, results of operations or cash flows.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, “(“SFAS 154”).  SFAS No. 154 replaced APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting.

In December 2004, the FASB issued SFAS 123R which replaces SFAS 123 and supersedes APB 25.   Under the new standard, companies will no longer be allowed to account for stock-based compensation transactions using the intrinsic value method in accordance with APB 25.  Instead, companies will be required to account for such transactions using a fair value method and to recognize the expense in the statement of operations.  The adoption of SFAS 123R will require additional accounting related to the income tax effects of share-based payment arrangements and additional disclosure of their cash flow impacts.  SFAS 123R also allows, but does not require companies to restate prior periods.   In April 2005, the SEC issued a final rule that amended the effective date to the first annual reporting period that begins after December 15, 2005 (the Company’s first quarter ending February 28, 2007).  The impact of adoption is not anticipated to be material to our financial position, results of operations or cash flow.

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

Concentration of Risk

The Company relies on mass merchandisers and major food and drug chains for the sales of its products.  The loss of any one of those accounts could have a substantive negative impact upon its financial operations. All of the Company’s products have independent competition and must be able to compete in order to maintain its position on the retail merchandisers’ shelves. {See Business - General, Item 1(c)i Marketing.}

The Company does not manufacture any of its products.  All of the products are manufactured for the Company by independent contract manufacturers.  There can be no assurance that the failure of a supplier to deliver the products ordered by the Company when requested will not cause burdensome delays in the Company’s shipments to accounts.  The Company does constantly seek alternative suppliers should a major supplier fail to deliver as contracted.  A failure of the Company to ship as ordered by its accounts could cause penalties and/or cancellations of our customers’ orders.

There is No Assurance That The Business Will Continue to Operate Profitably.

In Fiscal 2005, net sales were $63,148,417.  Almost all of the products were able to maintain the projected gross profit margins.  Net income was $3,785,502.  The Company’s new skin care product line, “Skin Fit For Life,” did not sell as well as the Company had anticipated.  The Company had returns of $ 1,803,794 which provides additional reserves of $937,671 against future returns.

The Pending Litigations in Connection with the Sale of the Company’s Products Containing PPA May Entail Significant Uncertainty and Expense.

As described in “Legal Proceedings” set forth, there were referenced 8Ks filed on May 23, 2002 and November 20, 2002, in which the legal issues were discussed.  Currently, there are two remaining cases.  One case in Pennsylvania is in the process of being dismissed. The other case pending in Louisiana is fully insured and is being defended by the Company’s insurance carrier.  All of the other cases have been dismissed with prejudice.  As previously advised, it is independent counsel’s opinion that the Company has a defensible position in the two remaining lawsuits.

Competition in the Cosmetic, Health and Beauty Aid Industry is Highly Competitive.

Reference is made to “Business ‘ Sub-section’ of Competition.”

CLASS A Shareholders Retain Control of Board of Directors.

See “Voting” in the Proxy Statement dated May 24, 2003.  Class A Shareholders, David Edell, CEO and Ira W. Berman, Chairman of the Board of Directors, have the right to elect four members to the Board of Directors.  Common stockholders have the right to elect three members to the Board of Directors.

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

Item 7A. QUANTITATIVE AND QUALITATIVE

                DISCLOSURE ABOUT MARKET RISK

The Company’s financial statements (See Item 15) record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value).  The investments are, categorically listed, in “Common Stock”, “Mutual Funds”, “Other Equity”, “Preferred Stock”, “Government Obligations” and “Corporate Obligations” (which, primarily, are intended to be held to maturity).  $151,649 of the Company’s $13,325,415 portfolio of investments ( as at Nov. 30, 2005) is invested in the ”Common Stock” and “Other Equity” category, and $792,568 are invested in Preferred Stock holdings.  Whereas the Company does not take positions or engage in transactions in risk‑sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, thus the Company does not believe that its investment-market risk is material.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are listed under Item 15 in this Form 10‑K.  The following financial data is a summary of the quarterly results of operations (unaudited) during and for the years ended November 30, 2005 and 2004:

                                                                                                Three Months Ended

Fiscal 2005                                             Feb. 28             May 31           Aug. 31           Nov. 30

Net Sales                                             $14,688,237    $18,492,442    $15,064,845    $14,902,893

Total Revenue                                        14,814,188      18,616,053      15,224,890      15,066,195

Cost of Products Sold                              5,445,359        6,202,605        5,661,245        5,054,444

Net Income                                                 944,830        1,750,656     (390,834)       1,480,850

Earnings Per Share:

  Basic                                                              $.13                 $.25                 ($.05)                $.21

  Diluted                                                           $.13                 $.24                 ($.05)                $.20

                                                                                              Three Months Ended

Fiscal 2004                                             Feb. 28             May 31           Aug. 31           Nov. 30

Net Sales                                             $12,929,465    $18,143,645    $16,535,940    $13,058,512

Total Revenue                                        13,087,488      18,339,247      16,696,391      13,394,632

Cost of Products Sold                              4,849,247        5,852,863        5,413,461        4,405,286

Net Income                                                 836,142        2,798,203        1,457,230           705,088

Earnings Per Share:

  Basic                                                              $.11                 $.38                 $.19                $.10

  Diluted                                                             .11                   .36                   ..19                  .09

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

             ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change its accountants within the twenty‑four months prior to the date of the most recent financial statements (nor since), and had no reported disagreement with its accountants on any matter of accounting principles or practices.

Item 9A. CONTROLS AND PROCEDURES

With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2005.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) pursuant to preliminary evaluations that the Company believes will materially affect, or are reasonably likely to materially affect, internal control over financial reporting.

Under Act 404, The Company’s fiscal 2007 annual report is required to be accompanied by a “Section 404 Formal Report” by management on the effectiveness of internal controls over financial reporting. Management has commenced preparing a report and reviewing the internal controls in each of the Company’s departments.  The Company’s independent accounting firm is meeting with the Company to review the internal controls’ effectiveness in each department. The filing of the Company’s November 30, 2007 must contain an opinion by the Company’s independent accounting firm on the effectiveness of the Company’s internal controls.  The Company’s officers are currently working to evaluate and confirm that the Company’s automated data processing software systems and other procedures are effective and that the information created by the Company’s systems adequately confirm the validity of the information upon which the Company relies.

The Company is continuing to take a thorough review of the effectiveness of its internal controls and procedures, including financial reporting.  It is working to strengthen all of its procedures wherever necessary.

The Company’s preliminary review has not identified or required any changes over its internal controls that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting.

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

Ira W. Berman             Chairman of the Board

                                    of Directors, Secretary,

                                    Executive Vice President                           1983

Dunnan Edell                President, Chief Operating Officer

                                    and Director                                              1984

Stephen Heit                 Executive Vice President of Operations     2005

Drew Edell                   Vice President‑

                                    Product Development and Production        1983

John Bingman               Chief Financial Officer                              1986

Stanley Kreitman          Director                                                    1996

Jack Polak                   Director                                                    1983

Robert Lage                 Director                                                    2003

Gio Batta Gori, PhD     Director                                                    2004

David Edell, age 73, is a director, and the Company's Chief Executive Officer.  Prior to his association with the Company, he was a marketing and financial consultant; and, by 1983, he had extensive experience in the health and beauty aids field as an executive director and/or officer of Hazel Bishop, Lanolin Plus and Vitamin Corporation of America.  In 1954, David Edell received a Bachelor of Arts degree from Syracuse University.

Ira W. Berman, age 74, is the Company's Executive Vice President and Corporate Secretary. He is also Chairman of the Board of Directors.  Mr. Berman is an attorney who has been engaged in the practice of law since 1955.  He received a Bachelor of Arts Degree (1953) and Bachelor of Law Degree (1955) from Cornell University, and is a member of the American Bar Association.

Dunnan Edell is the 50 year‑old son of David Edell.  He is a graduate of George Washington University.  He has been a director since 1994, and in fiscal 2003, he was promoted to position of President of the Company and Chief Operating Officer.  He joined the Company in 1984 and was appointed Divisional Vice‑President in 1986.  He was employed by Alleghany Pharmacal Corporation from 1982 to 1984 and by Hazel Bishop from 1977 to 1981.

Stephen Heit, age 51 joined CCA in May 2005 as Executive Vice President – Operations.    Prior to that he was Vice President – Business Strategies for Del Laboratories, Inc., a consumer products company that was listed on the American stock exchange, from 2003 to 2005.  Mr. Heit served as President of AM Cosmetics, Inc. from 2001 to 2003, as Chief Financial Officer from 1998 to 2003, and Corporate Secretary to the Board of Directors from 1999 to 2003.  From 1986 to 1997 he was the Chief  Financial Officer of Pavion Limited, and also served on the Board of Directors.  He also served as a Director of Loeb House, Inc., a non-profit organization serving mentally handicapped adults from 1987 to 1995, and Director of Nyack Hospital Foundation from 1993 to 1995.  He received a Bachelor of Science from Dominican College in 1976, with additional graduate work in Professional Accounting at Fordham University from 1976 – 1978.

Drew Edell, the 48 year‑old son of David Edell, is a graduate of Pratt Institute, where he received a Bachelor's degree in Industrial Design. He joined the Company in 1983, and in 1985, he was appointed Vice President of Product Development and Production.

John Bingman, age 54, received a Bachelor of Science degree from Farleigh Dickenson University in 1973.  He worked as a Certified Public Accountant who practiced with the New Jersey accounting firm of Zarrow, Zarrow & Klein from 1976 to 1986.

Jack Polak, age 93, has been a private investment consultant and a banker since April 1982.  He is a certified Dutch Tax Consultant and a member of The Netherlands Federation of Certified Tax Consultants.  He was knighted on his 80th birthday by Queen Beatrix of the Netherlands for his untiring efforts on behalf of the Anne Frank Center USA for which he is still actively working as the “Chairman-Emeritus.”  On May 23, 2004, Hofstra University in Long Island, NY awarded him with an honorary doctorate in humane letters.

Stanley Kreitman, age 73 has been Vice Chairman of Manhattan Associates an equity investment firm since 1994.  He is a director of Medallion Financial Corp. (NASDAQ), Capital Lease Financial Corp.(NYSE), KSW Corp., Geneva Mortgage Corp., and Century Bank.  He also serves as Chairman of the New York City Board of Corrections, Nassau County Crime Stoppers, and serves on the board of the Police Athletic League.  From 1975 to 1993 he was President of United States Banknote Corp.(NYSE) a securities printer.

Robert Lage, age 69, is a retired CPA.  He became a director in fiscal 2003.  He was a partner at Price WaterhouseCoopers Management Consulting Service prior to his retirement in 1997.  He has been engaged in the practice of public accounting and management consulting since 1959.  He received a BBA from Bernard Baruch College of the City University of New York in 1958.

Gio Batta Gori, PhD, 75, was elected as a director in June of 2004.  He is president of the Health Policy Center, Bethesda, Maryland, a consulting group in toxicology, epidemiology, nutrition, and related scientific, industrial, and regulatory issues. Advisor to major corporations worldwide, his previous experiences include directing the Franklin Institute Policy Analysis Center, and executive positions at the National Cancer Institute as Deputy Director of the Division of

Cancer Causes and Prevention, Director of the Smoking and Health Program, Director of the Diet, Nutrition and Cancer Program. He held earlier positions in the pharmaceutical and biologics industry, and in academia. Recipient of the U.S. Department of Health Education and Welfare Superior Service Award, he is active in toxicology, carcinogenesis, nutrition, tobacco, and environmental issues. He has been a two-term President of the International Society of Regulatory Toxicology and Pharmacology, is a member of scientific societies, fellow of the Academy of Toxicological Sciences, funding and former editor of the journal Nutrition and Cancer, and editor of the journal Regulatory Toxicology and Pharmacology.

Item 11. EXECUTIVE COMPENSATION

i. Summary Compensation Table

The following table summarizes compensation earned in the 2005, 2004 and 2003 fiscal years by all of the executive officers whose fiscal 2005 compensation exceeded $100,000, including the Chief Executive Officer (the "Named Officers").

Annual Compensation      Long‑Term Compensation

                                                                                                                         Number

                                                                                                       All              of Shares

                                                                                                      Other          Covered        Other

Name and                                                                                   Annual           by Stock    Long-Term

Principal                                                                                      Compen-       Options         Compen-

Position                   Year            Salary               Bonus               sation(1)        Granted(2)       sation

David Edell,            2005          $695,738        $510,857             $40,752            -                    0

Chief                       2004            656,357          573,543              38,294             -                    0

Executive                2003            619,205          459,240               39,476            -                     0

Officer

Ira W. Berman,       2005          $695,738        $510,857             $30,256             -                     0

Secretary and          2004            656,357          573,543               24,739             -                     0

Executive                2003            619,205          459,240                29,499             -                     0

Vice President

Dunnan Edell,          2005          $300,000        $ 120,000            $12,317             -                     0

President, Chief       2004            312,692             95,000                5,305             -                     0

Operating Officer    2003            282,692              50,000               1,931             -                     0

Stephen Heit           2005(3)          $110,000        $   15,000            $ 3,721             -                      0

Executive

Vice President,

Operations

Drew Edell              2005          $243,269        $  60,000             $  8,867              -                      0

Vice President         2004            222,596            50,000                 1,951              -                      0

Product                   2003            200,000            25,000                 5,081              -                      0

Development and

Production

John Bingman          2005          $111,980        $  45,000           $   1,587               -                      0

Chief Financial         2004            111,980            40,000                1,005               -                      0

Officer                    2003            105,128            25,000                 2,696               -                      0

Joel Last                 2005          $171,838        $  50,881            $   6,020               -                      0

Vice President         2004            167,077            40,900                   185               -                      0

Sales                       2003            160,000            32,000                4,833               -                      0

‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑

(1) Includes the personal‑use value of Company‑leased automobiles, the value of Company‑provided life insurance, and health insurance that is made available to all employees.

(2) Information in respect of stock option plans appears below in the sub‑topic, Employment Contracts/Executive Compensation Program.

(3) Mr. Heit commenced employment on May 1, 2005.

ii.  Fiscal 2005 Option Grants and Option Exercises,

     Year‑End Option Valuation, Option Repricing

No new options were issued to the Named Officers in fiscal 2005.

The next table identifies 2005 fiscal‑year option exercises by Named Officers and Directors, and reports a valuation of their options.

                            Number of                                 Number of Shares

                                Shares                                      Covered by Un-               Value of Unexercised

                             Acquired          Value                exercised Options               In-the-Money Options

                           On Exercise      Realized (1)       at December 1, 2005             at December 1, 2005

David Edell                65,000         $705,700                    47,500                                   $   175,050

Ira W. Berman           59,000         $651,700                    53,000                                         217,840

Dunnan Edell                -                      -                            90,000                                         583,500

Drew Edell                   -                      -                             15,000                                                -

Jack Polak                   -                      -                             25,000                                        194,500

John Bingman               -                      -                             10,000                                                -

  ‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑

(1) Represents the difference between market price and the respective exercise prices of options as of the exercise date.  The market price at December 1, 2005 was $8.28.

Repriced Options

The following table identifies the stock options held by the Named Officers and all other officers and directors, the exercise prices of which have been reduced during the past 10 years.

                                                              Original

                                        Number            Grant          Original         Date                       New

                                         of Shares           Date            Price         Repriced                   Price

David Edell (1)                 100,000       Aug. 1, 1997    $2.50     May 24, 2001              $.50

Ira W. Berman (1)            100,000       Aug. 1, 1997       2.50    May 24, 2001                .50

Dunnan Edell (1)                 50,000       Aug. 1, 1997       2.50    May 24, 2001               .50

Drew Edell (1)                    50,000       Aug. 1, 1997       2.50    May 24, 2001               .50

Stanley Kreitman (1)           25,000       Aug. 1, 1997       2.50    May 24, 2001               .50

Jack Polak (1)                    25,000       Aug. 1, 1997       2.50    May 24, 2001               .50

Dunnan Edell (1)(2)            25,000       Jun. 10, 1995      4.50    May 24, 2001               .50

Drew Edell (1)(2)               25,000       Jun. 10, 1995      4.50    May 24, 2001               .50

‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑

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

(2) On June 10, 2000, the full Board of Directors authorized the repricing in consequence of a declining market valuation, inconsistent with the Company’s realizable value.  The market price of common stock at the date of repricing was $1.10; and at that date the original terms (5 years from June 10, 1995) were extended for an additional 5 years.  When the options were originally issued on June 10, 1995, the market price of the Company’s common stock was $3. On May 24, 2001, the Company repriced the options again when the market price was $.50, and changed the expiration date to August 1, 2007.

iii. Compensation of Directors

Each outside director was paid between $2,500 and $5,000 per meeting for attendance of board meetings in fiscal 2005 (without additional compensation for committee meetings). Mr. Lage received an additional $30,000 as chairman of the audit committee. The full Board of Directors met five times in fiscal 2005.

iv.  Executive Compensation Principles

      Audit and Compensation Committee

The Company's Executive Compensation Program is based on guiding principles designed to align executive compensation with Company values and objectives, business strategy, management initiatives, and financial performance.  In applying these principles the Audit and Compensation Committee of the Board of Directors, comprised of Stanley Kreitman, Jack Polak and Robert Lage, which met four times in fiscal 2005, has established a program to:

   .      Reward executives for long‑term strategic management and the enhancement of shareholder value.

   .      Integrate compensation programs with both the Company's annual and long‑term strategic planning.

   .      Support a performance‑oriented environment that rewards performance not only with respect to Company goals but also Company performance as compared to industry performance levels.

Stanley Kreitman, former president of a national bank, qualifies as a “financial expert” as defined by the SEC in Instruction 1 to proposed Item 309 of Regulation S-K, which is set forth in the SEC Release No. 34 - 46701 dated October 22, 2003.    Mr. Kreitman is an “independent” as that term is used in Section 10A(m)(3) of the Exchange Act.

Jack Polak was knighted by the Dutch government in 1993.  He is a certified Dutch tax consultant and a member of the association of certified tax accountants.  The Board has deemed that he is both “independent” and qualifies as a “financial expert.”

Robert A. Lage, Chairman of the Audit Committee and a retired CPA, was a partner at PriceWaterhouseCoopers Management Consulting Service prior to his retirement in 1997.  He has been engaged in the practice of public accounting and management consulting since 1959.  He received a BBA from Bernard Baruch College of the City University of New York in 1958. The Board has deemed that he is both “independent” and qualifies as a “financial expert”.

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

The Company has executed Employment Contracts with its CEO, David Edell and its Chairman of the Board, Ira W. Berman. The contracts for both are exactly the same.  The contracts expire on December 31, 2010.  The contracts provide for a base salary which commenced in 1994 in the amount of $300,000, with a year-to-year CPI or 6% increase plus 2.5% of the Company’s pre-tax income less depreciation and amortization (EBITDA), plus 20% of the base salary for the fiscal year. (The “2.5% measure” in the bonus provision of the Edell/Berman contracts was amended so as to calculate it against earnings before income taxes, less depreciation, amortization and expenditures for media and cooperative advertising in excess of $8,000,000).  On May 24, 2001, the contract was amended increasing the base salary to $400,000.

David Edell’s sons, Dunnan Edell and Drew Edell have five-year employment contracts in the amounts of $270,000 and $200,000 respectively, which expire on November 30, 2007.  On February 10, 2006, the Board of Directors extended the contracts for Dunnan Edell and Drew Edell to December 31, 2010 (See Item 11, Summary Comprehensive Table).  Dunnan Edell is a director and President of the Company.  Drew Edell is the Vice President of Product Development and Production.  On July 1 2003, Dunnan Edell’s salary was increased to $300,000, and on January 5, 2004, Drew Edell’s salary was increased to $225,000 and in 2005, it was increased to $250,000.

vi. Stock Option Plans

Long‑term incentives are provided through the issuance of stock options.

(The 1984 Stock Option Plan covered 1,500,000 shares of its Common Stock, and the 1986 Stock Option Plan covered 1,500,000 shares of its Common Stock.)  On July 9, 2003, the Company’s Stock Option Plan was approved by the shareholders authorizing the issuance of options to issue up to 1,000,000 shares.

The Company's 2003 Stock Option Plan covers 1,000,000 shares of its Common Stock.

The 2003 Option Plan provides (as had the 1984, 1986 and the 1994 plans) for the granting of two (2) types of options: "Incentive Stock Options" and "Nonqualified Stock Options".  The Incentive Stock Options (but not the Nonqualified Stock Options) are intended to qualify as "Incentive Stock Options" as defined in Section 422(a) of The Internal Revenue Code.  The Plans are not qualified under Section 401(a) of the Code, nor subject to the provisions of the Employee Retirement Income Security Act of 1974.

Options may be granted under the Options Plans to employees (including officers and directors who are also employees) and consultants of the Company provided, however, that Incentive Stock Options may not be granted to any non‑employee director or consultant.

Option Plans are administered and interpreted by the Board of Directors.  (Where issuance to a Board member is under consideration, that member must abstain.)  The Board has the power, subject to plan provisions, to determine the persons to whom and the dates on which options will be granted, the number of shares subject to each option, the time or times during the term of each when options may be exercised, and other terms.  The Board has the power to delegate administration to a Committee of not less than two (2) Board members, each of whom must be disinterested within the meaning of Rule 16b‑3 under the Securities Exchange Act, and ineligible to participate in the option plan or in any other stock purchase, option or appreciation right under plan of the Company or any affiliate.  Members of the Board receive no compensation for their services in connection with the administration of option plans.

Option Plans permit the exercise of options for cash, other property acceptable to the Board or pursuant to a deferred payment arrangement.  The 1994 Plan specifically authorizes that payment may be made for stock issuable upon exercise by tender of Common Stock of the Company; and the Executive Committee is authorized to make loans to option exercisers to finance optionee tax‑consequences in respect of option exercise, but such loans must be personally guaranteed and secured by the issued stock.

The maximum term of each option is ten (10) years.  No option granted is transferable by the optionee other than upon death.

On June 15, 2005, the shareholders approved an amended and Restated Stock Option Plan amending the 2003 Stock Option Plan.

The Plan provides that the stock option committee may make awards in the form of (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) restricted stock, and (e) performance shares.

No new awards were made by the committee in fiscal 2005.

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

The exercise price of all nonqualified stock options must be at least equal to 85% of the fair market value of the underlying stock on the date of grant.  The exercise price of all Incentive Stock Options must be at least equal to the fair market value of the underlying stock on the date of grant.  The aggregate fair market value of stock of the Company  (determined at the date of the option grant) for which any employee may be granted Incentive Stock Options in any calendar year may not exceed $100,000, plus certain carryover allowances.  The exercise price of an Incentive Stock Option granted to any participant who owns stock possessing more than ten (10%) of the voting rights of the Company's outstanding capital stock must be at least 110% of the fair market value on the date of grant. As at November 30, 2005, 285,500 stock options, yet exercisable, to purchase 285,500 shares of the Company's Common Stock, were outstanding.

The Company has adopted Stock Appreciation Rights incentives and Restricted Stock grants in the 2005 Amended Stock Option Plan.  No such grants were issued in fiscal 2005.  All of the terms and conditions of the Plan were included in the June 15, 2005 Proxy, which Plan was approved by the shareholders at the annual meeting.  The Proxy is incorporated by reference to this 10K Annual Report.

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

GRAPH

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock and/or Class A Common Stock as of November 30, 2005 by (i) all those known by the Company to be owners of more than five percent of the outstanding shares of Common Stock or Class A Common Stock; (ii) each officer and director; and (iii) all officers and directors as a group.

Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is beneficial owner of them.

                                                                                                                            Ownership, As A

                                                                                                                            Percentage of

                                                                                                                            All Shares Out-

                                                      Number of                             “Option          Standing/Assuming

  Name and Address                  Shares Owned (1):                  Shares” (1)     Option Share Exercise (1)

                                                Common

                                                  Stock           Class A (2)

David Edell                               225,359           484,615           47,500             9.9%                10.5%

c/o CCA Industries, Inc.

200 Murray Hill Parkway

East Rutherford, NJ 07073

Ira W. Berman                          234,089           483,087           53,000            10.0%               10.6%

c/o CCA Industries, Inc.

Luxor Capital Partners, LP (3)

551 Fifth Avenue                      359,477              -                           -                  4.3%                4.3%

New York, NY 10176

Alexander Enterprise Holdings Inc. (4)

1114 Ave of the Americas        310,800              -                           -                  4.3%                4.3%

New York, NY 10036

Jack Polak                                 28,254              -                      25,000               ..4%                  .7%

195 Beach Street

Eastchester, NY 10709

Stanley Kreitman                        24,392              ‑                          -                    .3%                  .3%

c/o CCA Industries, Inc.

Dunnan Edell                              42,075              ‑                      90,000             .6%                  1.8%

c/o CCA Industries, Inc.

Robert Lage                                 -                       -                            -                -                          -

72 Cypress Point Lane

Jackson, NJ 08527

Drew Edell                               123,108             ‑                      15,000              1.7%               1.9%

c/o CCA Industries, Inc.

John Bingman                              ‑                        ‑                     10,000              0%                 .1%

c/o CCA Industries, Inc.

Officers and Directors               1,347,554        967,702           240,500

as a group (10 persons)

_______________________

(1) The number of “Option Shares” represents the number of shares that could be purchased by and upon exercise of unexercised options exercisable within 60 days; and the percentage ownership figure denominated “Assuming Option Share Exercise” assumes, per person, that unexercised options have been exercised and, thus, that subject shares have been purchased and are actually owned.  In turn, the “assumed” percentage ownership figure is measured, for each owner, as if each had exercised such options, and purchased subject ‘option shares,’ and thus increased total shares actually outstanding, but that no other option owner had ‘exercised and purchased.’

(2) David Edell and Ira Berman own 100% of the outstanding shares of Class A Common Stock. Messrs. David Edell, Dunnan Edell, and Ira Berman are officers and directors.  Messrs. John Bingman and Drew Edell is an officer.  Messrs. Lage, Kreitman and Polak are independent, outside directors.

(3) Luxor Capital Group is the investment manager of the Onshore Fund and the Offshore Fund.  Luxor Management is the general partner of Luxor Capital Group.  Mr. Leone is the managing member of Luxor Management.  The principle business of the Onshore Fund and Offshore Fund is that of a private investment fund engaged in the purchase and sale pf securities for its own account.  The principle business of Luxor Capital Group is providing investment management services.  The principle business of Luxor Management is serving as the general partner of Luxor capital Group.  The principle business of LCG Holdings is serving as the general partner or managing member of the Onshore Fund and other private investment funds.

(4) Alexander Enterprise Holdings Corp. is a British Virgin Island corporation, a wholly owned subsidiary of Berggruen Holdings Ltd, a British Virgin Islands corporation.  All of the shares of Berggruen Holdings Ltd. are owned by Terragona Trust, a British Virgin Island trust.  The trustee of Terragona Trust is Maitland Trustees Limited, a British Virgin Island corporation.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 2005, several related parties provided services to the Company, which were deemed immaterial to the financial statements.

On October 3, 2004, the Company repurchased 500,000 shares of the Company’s common stock, 250,000 shares each from David Edell and Ira W. Berman at a price of $8.99.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

 KGS LLP (“KGS”) (formerly known as Sheft Kahn & Company LLP) served as the Company’s independent auditors for 2005 and 2004.  The services performed by KGS in this capacity included conducting an audit in accordance with generally accepted auditing standards of, and expressing an opinion on, the Company’s consolidated financial statements.

 Audit Fees

 KGS’s fees for professional services rendered in connection with the audit and review of Forms 10-K and all other SEC regulatory filings were $227,803 for the 2005 fiscal year and $162,178 for the 2004 fiscal year.  The Company has paid and is current on all billed fees.

 Audit Related Fees

Audit related fees billed in Fiscal 2005 and 2004 by KGS were $39,012 and $3,265, respectively.  Audit related fees consist primarily of fees billed for professional services rendered by KGS for accounting consultations and services related to business acquisitions and dispositions, responses to SEC correspondence, and readiness consultations for Section 404 of the Sarbanes Oxley Act of 2002.

Tax Fees

KGS’s fees for professional services rendered in connection with Federal and State tax return preparation and other tax matters for the 2005 and 2004 fiscal years were $51,235 and $41,181, respectively.

All Other Fees

All other fees of $724 and $565 billed in Fiscal years 2005 and 2004, respectively, represent fees for miscellaneous services other than those described above.

Engagements Subject to Approval

Under its charter, the Audit Committee must pre-approve all subsequent engagements of our independent auditor unless an exception to such pre-approval exists under the Securities Exchange Act of 1934 or the rules of the Securities and Exchange Commission.  Each year, the independent auditor’s retention to audit our financial statements, including the associated fee, is approved by the committee before the filing of the preceding year’s annual report on form 10-K.  At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of the work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management.  At each subsequent committee meeting, the committee will receive updates on the services actually provided by the independent auditor, and management may present additional services for approval.  The committee has delegated to the Chairman of the committee the authority to evaluate and approve engagements on behalf of the committee in the event that a need arises for pre-approval between committee meetings.  If the Chairman so approves any such engagements, he will report that approval to the full committee at the next committee meeting.

Since the May 6, 2003 effective date of the Securities and Exchange Commission rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of KGS LLP, formerly known as Sheft Kahn & Company LLP was approved in advance by the Audit Committee, and none of those engagements made use of the de minimus exception to pre-approval contained in the Commission’s rules.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENTS,

              SCHEDULES AND REPORTS ON FORM 8‑K

Financial Statements:

Table of Contents, Independent Auditors' Report, Consolidated Balance Sheets as of November 30, 2005 and 2004, Consolidated Statements of Income (Loss) for the years ended November 30, 2005, 2004 and 2003, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Shareholders' Equity for the years ended November 30, 2005, 2004 and 2003, Consolidated Statements of Cash Flows for the years ended November 30, 2005, 2004 and 2003, Notes to Consolidated Financial Statements.

Financial Statement Schedules:

Schedule II: Valuation Accounts; Years Ended Nov. 30, 2005, 2004 and 2003.  The remaining financial statement schedules have been omitted since they are not required to be filed.

Exhibits:

(1)       The Indenture (and the Promissory note exhibited therewith) defining the rights of former shareholders who tendered Common Stock to the Company for its $2 per share, five- year, 6% debenture, is incorporated by reference to the filing of such documents with the Schedule TO filed with the SEC, on June 5, 2001.

(3)       The Company's Articles of Incorporation and Amendments thereof, and its By‑Laws, are incorporated by reference to their filing with the Form 10‑K/A filed April 5, 1995.  (Exhibit pages 000001‑23).

 (10.1)  The Following Material Contracts are incorporated by reference to their filing with the Form 10‑K/A filed April 5, 1995: Amended and Restated Employment Agreements of 1994, with David Edell and Ira Berman; License Agreement made February 12, 1986 with Alleghany Pharmacal Corporation.

(10.2)   The February 1999 Amendments to the Amended and Restated Employment Agreements of David Edell and Ira Berman (1994) are incorporated by reference to the 1998 10‑K. (Exhibit pages 00001‑00002).  The May 29, 2001 Amended and Restated Employment Agreements of David Edell and Ira Berman are incorporated by reference herein.

            Previously filed as an exhibit to an incorporated by reference from the indicated report filed with the Securities and Exchange Commission:

            (1) The Forms 8K, filed on May 22, 2002 and November 20, 2002, are incorporated by reference to this 2005 10K.  Three 8Ks are referenced, October 29, 2003, November 24, 2003 and December 11, 2003.  Three additional 8Ks are referenced, one on April 7, 2004, one on August 3, 2004 and the last on October 6, 2004.

            (2) Forms 8K filed on April 11, 2005, June 27, 2005, and July 15, 2005 are incorporated by reference to this 10K

            (3) The Company’s 2003 Stock Option Plan was filed with the 2003 Proxy and is incorporated by reference to this 10K.

            (4) The Company’s 2005 Amended and Restated Stock Option Plan and the 2005 Proxy are incorporated by reference herein.

            The following reports were filed with the Securities and Exchange Commission during the three months ended November 30, 2005:

            (1) Form 10Q, filed on October 17, 2005, for the quarter ended August 31, 2005.

            (2) Form 8K, filed on October 17, 2005, announcing our news release of October 12, 2005 discussing our third quarter and nine months earnings.

            (3) Form 10Q/A, filed on October 17, 2005, amending our third quarter ended August 31, 2005.

            (4) Form 10Q/A, filed on November 15, 2005, amending our third quarter ended August 31, 2005.

            (5) Form 13D, filed on November 17, 2005 by filing person, purchasing the subject class of securities at five percent of outstanding stock.

(11)      Statement re Per Share Earnings (included in Item 15, Financial Statements)

(14)      Code of Ethics for Chief Executive Officer and Senior Financial Officers are referenced

(31.1)    Certification of Chief Executive Officer pursuant to Rule 13a-14(a) included herein

(31.2)    Certification of Chief Financial Officer pursuant to Rule 13a-14(a) included herein

(32.1)    Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 included herein

(32.2)    Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 included herein

Shareholders may obtain a copy of any exhibit not filed herewith by writing to CCA Industries, Inc., 200 Murray Hill Parkway, East Rutherford, New Jersey 07073.  Moreover, exhibits may be inspected and copied at prescribed rates at the Commission’s public reference facilities at Judiciary Plaza, 450 Fifth Street, NW, Washington, D.C. 20549; Jacob K. Javits Federal Building, 26 Federal Plaza, New York, New York 10278; and Northwestern Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511.  Copies of such materials may also be obtained by mail at prescribed rates from the Public Reference Branch of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, and one is available at the Commission’s Internet website (http://www.sec.gov).

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

     Signature                                     Title                                                   Date

s/                                               Chief Executive Officer,               February 28, 2006

    DAVID EDELL                   Director

s/                                              Chairman of the Board                 February 28, 2006

    IRA W. BERMAN              of Directors, Executive

                                                Vice President, Secretary

s/                                             President, Chief Operating             February 28, 2006

    DUNNAN EDELL              Officer, Director

s/                                              Vice President,                             February 28, 2006

    STEPHEN HEIT                  Operations

s/                                             Vice President,                              February 28, 2006

    DREW EDELL                     Product Development

s/                                              Chief Financial Officer                   February 28, 2006

   JOHN BINGMAN

s/                                               Director                                       February 28, 2006

    STANLEY KREITMAN

s/                                               Director                                       February 28, 2006

    ROBERT LAGE

s/                                                Director                                      February 28, 2006

    JACK POLAK

s/                                                Director                                      February 28, 2006

    GIO BATTA GORI

                                     CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                     CONSOLIDATED FINANCIAL STATEMENTS

                                                  NOVEMBER 30, 2005 AND 2004

                                                                C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.......................... 1

FINANCIAL STATEMENTS:

   CONSOLIDATED BALANCE SHEETS................................................................................. 2-3

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................................. 8-34

SUPPLEMENTARY INFORMATION

   SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS........................................ 35

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CCA Industries, Inc.

East Rutherford, New Jersey

            We have audited the consolidated balance sheets of CCA Industries, Inc. and Subsidiaries as of November 30, 2005 and 2004, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCA Industries, Inc. and Subsidiaries as of November 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

            As more fully discussed in Note 16, subsequent to the issuance of the Company’s 2004 financial statements and our report thereon dated January 30, 2005, we became aware that those financial statements reflected the Company’s issuance of a stock dividend as if it was a stock split.  In our original report, we expressed an unqualified opinion on the 2004 financial statements, and our opinion on the revised statements, as expressed herein, remains unqualified.

            Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedule titled “Schedule II – Valuation and Qualifying Accounts” is presented for purposes of additional analysis and is not a required part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                            KGS LLP

                                                            CERTIFIED PUBLIC ACCOUNTANTS

February 3, 2006

Jericho, New York

                                                                            -1-

                                     CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS

                                                                     A S S E T S

                                                                                                                     November 30,

                                                                                                            2005                        2004

Current Assets

    Cash and cash equivalents (Note 14)                                        $     3,536,542            $  3,142,230

    Short-term investments and marketable

       securities (Notes 2 and 6)                                                             7,050,026                1,952,738

    Accounts receivable, net of allowances of

       $938,712 and $517,634, respectively (Note 2)                             9,260,399                8,677,984

    Inventories (Notes 2 and 3)                                                              6,554,150                6,048,000

    Prepaid expenses and sundry receivables                                             526,134                   695,653

    Prepaid income taxes and refunds due (Note 8)                                   165,560                   418,651

    Deferred  income taxes (Note 8)                                                         818,948                   650,938

                Total Current Assets                                                           27,911,759              21,586,194

Property and Equipment, net of accumulated

     depreciation and amortization

         (Notes 2 and 4)                                                                              467,238                   569,745

Intangible Assets, net of accumulated

     amortization (Notes 2 and 5)                                                              583,177                   511,029

Other Assets

     Marketable securities (Notes 2 and 6)                                             6,275,390                8,852,198

     Deferred income taxes (Note 8)                                                           23,419                               -

     Other                                                                                                  48,325                      37,411

         Total Other Assets                                                                     6,347,134                 8,889,609

         Total Assets                                                                           $35,309,308            $31,556,577

See Notes to Consolidated Financial Statements.

                                                                                    -2-

                                     CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                                     November 30,

                                                                                                         2005                             2004

Current Liabilities

    Accounts payable and accrued

         liabilities (Note 10)                                                           $   8,734,092               $    6,982,835

    Income tax payable                                                                                   -                          59,888

    Dividends payable                                                                         575,560                        483,426

     Subordinated debentures (Note 7)                                                           -                        497,656

         Total Current Liabilities                                                         9,309,652                     8,023,805

Deferred Income Taxes (Note 8)                                                                  -                          10,725

Commitments and Contingencies (Note 12)

Shareholders' Equity

     Preferred stock, $1.00 par; authorized

         20,000,000 shares; none issued                                                           -                                   -

     Common stock, $.01 par; authorized

         15,000,000 shares; issued and

         outstanding 6,212,055 and

         6,153,503 shares, respectively                                                   62,121                         61,535

     Class A common stock, $.01 par; authorized

         5,000,000 shares; issued and outstanding

          967,702 and 977,394 shares, respectively                                   9,677                           9,774

     Additional paid-in capital                                                           5,105,732                    5,094,660

     Retained earnings                                                                     21,200,465                  18,734,693

      Unrealized (losses) on marketable securities                       (378,339)             (228,944)

                                                                                                   25,999,656                   23,671,718

       Less:  Treasury Stock

                 86,703 shares, at cost                                                                  -                       149,671

          Total Shareholders' Equity                                                  25,999,656                  23,522,047

          Total Liabilities and Shareholders' Equity                          $35,309,308                $31,556,577

See Notes to Consolidated Financial Statements.

                                                                            -3-

                                     CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF INCOME

                                                                                         Years Ended November 30,

                                                                              2005                        2004                     2003

Revenues

     Sales of health and beauty

         aid products, net                                     $63,148,417         $60,667,562           $ 54,145,480

     Other income                                                    572,909                 850,196                   591,271

                                                                         63,721,326            61,517,758              54,736,751

Costs and Expenses

     Cost of sales                                                 22,363,653            20,520,857              18,168,528

     Selling, general and

         administrative expenses                              20,548,971           17,577,032              16,753,269

     Advertising, cooperative and

         promotions                                                12,706,771            13,118,784             10,328,695

     Research and development                                 772,627                 876,665                  884,425

     Provision for doubtful accounts                           201,864                   18,675                    73,537

     Interest expense                                                   19,912                   31,466                    31,399

                                                                          56,613,798            52,143,479             46,239,853

         Income before Provision

           for Income Taxes                                      7,107,528              9,374,279                8,496,898

Provision for Income Tax                                      3,322,026             3,577,616                3,244,767

         Net Income                                             $  3,785,502          $ 5,796,663            $  5,252,131

Weighted Average Shares

     Outstanding

         Basic                                                           7,145,297             7,399,472*              7,372,232*

         Diluted                                                        7,317,994               ,680,781*               7,768,361*

Earnings Per Common Share

     (Note 2):

         Basic                                                                   $.53                      $.78*                        $.71*

         Diluted                                                                 $.52                      $.75*                        $.68*

  * Adjusted for 2% stock dividend.

See Notes to Consolidated Financial Statements.

                                     CCA INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                          Years Ended November 30,

                                                                         2005                           2004                         2003

Net Income                                                  $3,785,502                    $5,796,663              $ 5,252,131

Other Comprehensive Income

     (Loss)

       Unrealized holding gain (loss)

         on investments                                   (149,395)                (133,716)                     12,762

Provision (Benefit) for Income Taxes          (69,767)                (51,032)                        4,874

Other Comprehensive Income

     (Loss) - Net                                          (79,628)                (82,684)                       7,888

Comprehensive Income                                 $3,705,874                    $5,713,979              $ 5,260,019

Earnings Per Share:

    Basic                                                                   $.52                               $.77*                         $.71*

    Diluted                                                                 $.51                              $.74*                         $.68*

    * Adjusted for 2% stock dividend.

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                   FOR THE YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

                                                                                                                                                                                         Unrealized

                                                                                                                           Additional                                          Gain (Loss) on

                                                                                  Common Stock (1)                Paid-In                  Retained             Marketable         Treasury

                                                                               Shares         Amount                 Capital                    Earnings              Securities               Stock

Balance - November 30, 2002                          7,562,014        $75,620            $3,831,313             $15,389,415          ($107,990)         ($352,935)

Issuance of common stock                                   139,889            1,399            (1,399)                              -                         -                        -

Net income for the year                                                   -                   -                            -                  5,252,131                         -                        -

Dividends declared                                                          -                   -                            -             (750,005)                        -                       -

Unrealized gain on marketable

   securities                                                                      -                    -                            -                                -                12,762                       -

Purchase of 2,958 shares of

   treasury stock                                                               -                    -                           -                                -                          -         (5,771)

Balance - November 30, 2003                          7,701,903          77,019              3,829,914              19,891,541           (95,228)          (358,706)

Issuance of common stock                                   131,825            1,318                     3,682                               -                        -                          -

Net income for the year                                                   -                   -                            -                 5,796,663                         -                         -

Unrealized (loss) on marketable

  securities                                                                       -                    -                           -                               -          (133,716)                        -

Retirement of treasury stock                              (192,849)      (1,928)                       38           (207,145)                       -              209,035

Purchase and retirement of common

  stock                                                               (510,000)      (5,100)                    100          (4,490,000)                       -                         -

Stock dividend                                                                -                    -             1,260,926         (1,260,926)                        -                         -

Dividends declared                                                           -                    -                          -         (995,440)                        -                          -

Balance - November 30, 2004, as revised         7,130,879           71,309            5,094,660             18,734,693          (228,944)          (149,671)

Issuance of common stock                                   137,769             1,378                 11,072                             -                          -                         -

Net income for the year                                                   -                    -                           -               3,785,502                         -                          -

Dividends declared                                                          -                    -                           -           (1,151,411)                        -                         -

Unrealized (loss) on marketable

     securities                                                                     -                    -                          -                             -           (149,395)                         -

Purchase of 2,188 shares of common

     stock                                                                          -                    -                           -                           -                          -             (19,537)

Retirement of treasury stock                           (88,891)      (889)                           -      (168,319)                        -                 169,208

Balance - November 30, 2005                         7,179,757        $71,798            $5,105,732         $21,200,465          ($ 378,339)             $           -

See Notes to Consolidated Financial Statements.

                                                                                                          -6-

                                     CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED NOVEMBER 30,

                                                                                              2005                        2004                        2003

Cash Flows from Operating Activities:

     Net income                                                                   $3,785,502                $5,796,663            $5,252,131

         Adjustments to reconcile net

                income to net cash provided by

              operating activities:

         Depreciation and amortization                                         329,278                     307,598                  361,730

          (Gain) on sale of securities                                                         -               (143,736)        (9,518)

         Loss (gain) on sale or impairment of

              intangibles                                                                    42,380               (9,947)                            -

         Decrease (increase) in deferred

           income taxes                                                        (202,154)                   308,600                  333,569

         (Increase) in accounts receivable                            (582,415)              (2,073,002)       (339,027)

         (Increase) decrease in inventory                             (506,150)              (735,301)        (1,569,568)

         (Increase) decrease in prepaid expenses

              and sundry receivables                                               169,519               (104,803)        (227,393)

          (Increase) decrease in prepaid income

               taxes and refunds due                                                253,091               (182,031)        (234,917)

         (Increase) decrease in other assets                         (10,914)                      1,727                     17,250

         Increase in accounts payable and accrued

              liabilities                                                                   1,751,257                 1,379,685                  319,041

          Increase (decrease) in income taxes payable          (59,888)                     59,888          (178,690)

          Net Cash Provided by Operating

                Activities                                                                4,969,506                  4,605,341              3,724,608

Cash Flows from Investing Activities:

     Acquisition of property and equipment                         (215,066)             (140,674)        (321,446)

      Acquisition of intangible assets                                    (126,233)             (27,036)        (2,846)

       Purchase of available for sale securities                       (4,616,689)             (4,249,221)         (9,888,309)

       Proceeds from sale of available for

          sales securities                                                              1,946,814                  7,078,164              6,485,792

     Proceeds from sale of trademark                                                      -                       50,000                            -

              Net Cash (Used in) Provided by

                Investing Activities                                            (3,011,174)                  2,711,233          (3,726,809)

Cash Flows from Financing Activities:

     Purchase and retirement of common shares                   (19,537)             (4,495,000)                            -

      Repurchase of outstanding debentures                          (497,656)                                -                             -

     Proceeds from exercise of stock options                                 12,450                          5,000                             -

     Purchase of treasury stock                                                               -                                 -          (5,771)

     Dividends paid                                                              (1,059,277)              (891,131)         (370,888)

              Net Cash (Used in) Financing Activities                (1,564,020)              (5,381,131)         (376,659)

Net Increase (Decrease) In Cash                                               394,312                    1,935,443           (378,860)

Cash at Beginning of Year                                                       3,142,230                    1,206,787               1,585,647

Cash at End of Year                                                             $3,536,542                  $3,142,230             $1,206,787

Supplemental Disclosures of Cash

  Flow Information:

    Cash paid during the year for:

         Interest                                                                         $     19,912                $       31,466             $    31,529

         Income taxes                                                                  3,297,371                    3,382,450              3,322,700

Supplemental Disclosure of Non-Cash

  Information:

     Dividends declared and accrued                                     $     575,560                 $     483,426             $  379,117

     Retirement of 88,891 and 192,849 shares

          of treasury stock                                                         $   169,208                  $    209,035            $             -

See Notes to Consolidated Financial Statements.

                                                                              -7-

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

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements include the accounts of CCA and its wholly-owned subsidiaries (collectively the “Company”).  All significant inter-company accounts and transactions have been eliminated.

Estimates and Assumptions:

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

Other Comprehensive Income:

Total comprehensive income includes changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of consolidated statements of comprehensive income.  The Company’s accumulated other comprehensive income shown on the consolidated balance sheet consist of unrealized gains and losses on investment holdings.

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

Accounts Receivable

Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts.  Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due.  Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition.  Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised.  Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts.  The Company generally does not require collateral for trade receivables.

Statements of Cash Flows Disclosure:

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of less than three months to be cash equivalents.

                                                                              -8-

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

During fiscal 2005, three officers/directors exercised in the aggregate 139,000 options, David Edell - 65,000, Ira Berman - 59,000 and Stanley Kreitman - 15,000.  In addition, 5,000 options were exercised by an outside consultant.

For the year ended November 30, 2005, dividends declared but not yet due amounted to $575,560.

Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market.

Product returns that are resalable are recorded in inventory when they are received at the lower of their original cost or market, as appropriate.  Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined.

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

Earnings Per Common Share:

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” in 1998.  Basic earnings per share is calculated using the average number of shares of common stock outstanding during the year.  Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock method” and convertible debentures using the “if-converted” method.  Common stock equivalents consist of stock options.

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

Sales Incentives

In accordance with EITF 00-14, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to “advertising and promotional” expense.  Had EITF 00-14 not been adopted, net sales for the years ended November 2005, 2004 and 2003 would have been $65,352,334, $62,673,158, and $55,905,788, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs:

The Company’s policy for fiscal financial reporting is to charge advertising cost to operations as incurred.  During the fiscal year, the Company changed its estimate of future benefits it derives from its advertising expenditures and the affect it has on its allocations of advertising expenses among the interim quarters.  Going forward the Company will expense its advertising based on when the advertising actually runs.  The Change in estimate affects interim reporting and has no effect on the Company’s earnings for the year end November 30, 2005.

Shipping Costs:

The Company’s policy for fiscal financial reporting is to charge shipping costs to operations as incurred.  For the years ended November 30, 2005, 2004 and 2003, included in selling, general and administrative expenses are shipping costs amounting to $3,601,322, $2,813,479, and $2,668,246, respectively.

Stock Options:

The Company accounts for its stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Under APB No. 25, when the exercise price of stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized in the consolidated statement of operations.

Recent Accounting Pronouncements:

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, “Consolidation of Variable Interest Entities (“FIN 46R”), which supercedes Interpretation No. 46, “Consolidation of Variable Interest Entities” issued in January 2003.  FIN 46R requires a company to consolidate a variable interest entity (“VIE”), as defined, when the company will absorb a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns or both.  FIN 46R also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership.  FIN 46R applies immediately to a VIE created or acquired after January 31, 2003.  For a VIE created before February 1, 2003, FIN 46R applies in the first fiscal year or interim period beginning after March 15, 2004.  Application of FIN 46R is also required in financial statements that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003.  The adoption of FIN 46R did not have a material impact on our financial position, results of operations or cash flow.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” (“SFAS 151”).  SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on normal capacity of production facilities.  This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS 151 is not expected to have an impact on our financial position, results of operations or cash flows.

In November 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in Determining Whether to Report Discontinued Operations” (“EITF 03-13”).  Under the consensus, the approach for assessing whether cash flows of the component have been eliminated from the ongoing operations of the entity focuses on whether continuing cash flows are direct or indirect cash flows.  The consensus should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004.  The adoption of EITF 03-13 did not have an impact on our financial position, results of operations or cash flows.

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

In December 2004, the FASB issued SFAS 123R which replaces SFAS 123 and supersedes APB 25.   Under the new standard, companies will no longer be allowed to account for stock-based compensation transactions using the intrinsic value method in accordance with APB 25.  Instead, companies will be required to account for such transactions using a fair value method and to recognize the expense in the statement of operations.  The adoption of SFAS 123R will require additional accounting related to the income tax effects of share-based payment arrangements and additional disclosure of their cash flow impacts.  SFAS 123R also allows, but does not require companies to restate prior periods.  In April 2005, the SEC issued a final rule that amended the effective date to the first annual reporting period that begins after December 15, 2005 (the Company’s first quarter ending February 28, 2007).  The impact of adoption is not anticipated to be material to our financial position, results of operations or cash flow.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, “(“SFAS 154”).  SFAS No. 154 replaced APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting.

NOTE 3 -     INVENTORIES

At November 30, 2005 and 2004, inventories consist of the following:

                                                                            2005                         2004

Raw materials                                                $3,946,164               $3,764,473

Finished goods                                                 2,607,986                 2,283,527

                                                                      $6,554,150               $6,048,000

At November 30, 2005and 2004, the Company had a reserve for obsolete inventory of $854,764 and $871,488, respectively.

NOTE 4 -     PROPERTY AND EQUIPMENT

At November 30, 2005 and 2004, property and equipment consisted of the following:

                                                                                                             2005                         2004

                     Machinery and equipment                                           $   125,788                 $   115,104

                     Office furniture and equipment                                          793,937                      708,184

                     Transportation equipment                                                   10,918                        10,918

                     Tools, dies, and masters                                                   548,846                      433,221

                     Leasehold improvements                                                  294,067                      291,063

                                                                                                          1,773,556                   1,558,490

                     Less:  Accumulated depreciation

                               and amortization                                                   1,306,318                      988,745

         Property and Equipment - Net                                                 $   467,238                 $   569,745

Depreciation expense for the years ended November 30, 2005, 2004 and 2003 amounted to $317,573, $299,451, and $313,663, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -  INTANGIBLE ASSETS

Intangible assets consist of owned trademarks and patents for ten product lines covering thirty countries.  The cost and accumulated amortization for November 30, 2005 and 2004 is as follows:

                                                                                                             2005                             2004

                  Trademarks and patents                                                        $741,427                       $678,124
                   Less: Accumulated amortization                                              158,250                         167,095

                   Intangible Assets - Net                                                         $583,177                       $511,029

Patents are amortized on a straight-line basis over their legal life of 17 years and trademarks are adjusted to realizable value for each quarterly reporting period. Amortization expense for the years ended November 30, 2005, 2004 and 2003 amounted to $11,705, $8,147, and $48,067, respectively.  Estimated amortization expense for each of the ensuing years through November 30, 2010 will remain approximately $12,000.  The Company determined that $42,380 and $40,053 of the net value of certain of its patents and trademarks had been impaired during fiscal years 2005 and 2004, respectively, and the corresponding cost and prior amortization were written off.

NOTE 6 -  SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value.  The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets.  The cost and market values of the investments at November 30, 2005 and November 30, 2004 were as follows:

                                                                       November 30,                              November 30,

                                                                            2005                                                2004

                  Current:                                        COST           MARKET              COST          MARKET

                  Corporate obligations            $    4,169,918     $    4,080,882    $  1,475,000   $   1,470,690

                  Government obligations

                    (including mortgage

                      backed securities)                   2,732,192           2,726,444            296,814           297,045

                  Common stock                                51,649                52,368              51,649             52,656

                  Mutual funds                                  198,305              136,191            188,247           132,347

                  Other equity                                     60,335                54,141                       -                      -

                        Total                                     7,212,399           7,050,026         2,011,710        1,952,738

                  Non-Current:

                  Corporate obligations                  3,040,192           2,926,098          5,546,097       5,446,625

                  Government obli-

                    gations                                      2,526,319           2,456,724          2,751,228       2,689,721

                    Preferred stock                            824,845              792,568             624,845          615,852

                  Other equity

                    investments                                  100,000              100,000             100,000           100,000

                      Total                                      6,491,356           6,275,390           9,022,170       8,852,198

                      Total                                  $13,703,755       $13,325,416      $11,033,880    $10,804,936

                                                                             -13-

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6-SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

The market value at November 30, 2005 was $13,325,416 as compared to $10,804,936 at November 30, 2004.  The gross unrealized gains and losses were $13,577 and ($391,896) for November 30, 2005 and $4,227 and ($233,171) for November 30, 2004.  The cost and market values of the investments at

November 30, 2005 were as follows:

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

                                                                                                                                                                                       Amount at Which

                                                                                                                                                                                           Each Portfolio

                                                                                                      Number of                                           Market            Of Equity Security

                                                                                                   Units-Principal                                       Value of            Issues and Each

                                                                                                     Amount of                                           Each Issue        Other Security

Name of Issuer and                         Maturity            Interest            Bonds and             Cost of                at Balance            Issue Carried in

Title of Each Issue                               Date                Rate                 Notes              Each Issue            Sheet Date              Balance Sheet

CORPORATE OBLIGATIONS:

American Express Co                       11/20/07           3.750%           100,000       $     99,858           $     98,092              $     98,092

American General Fin Corp              09/15/06           2.500%           100,000            100,000                  98,168                     98,168

Banc One Corp Global Notes           06/30/08           2.625%           125,000            124,363                118,219                   118,219

Bank of America Corp                      01/15/08           3.875%          200,000            199,644                196,252                    196,252

Bank of America Corp                      01/15/08           3.875%            50,000              49,916                  49,063                      49,063

Bank of America Corp                      08/15/08           3.250%          200,000            199,630                191,942                    191,942

Bear Stearns                                     03/30/06           3.000%          200,000            199,272                199,004                    199,004

Bear Stearns                                     02/15/07           2.650%          100,000            100,000                  97,268                      97,268

BP Capital Markets                          12/29/06           2.750%          250,000            247,588                244,492                    244,492

BP Capital Markets                          12/29/06           2.750%            50,000              49,522                  48,898                      48,898

Caterpillar Finl Svcs Corp                 09/15/06           2.350%         100,000              99,717                   98,122                      98,122

CIT Group Inc.                                 01/15/06           4.000%         200,000            200,000                 199,748                    199,748

CITGROUP Global Markets            03/15/07            2.350%        150,000             150,000                145,064                    145,064

CITGROUP Global Markets            03/15/07            3.750%        150,000             150,000                147,817                    147,817

Ford Motor Credit                           10/20/06             4.250%        100,000            100,000                   93,148                     93,148

GE Capital Corp Internotes              10/15/06             2.250%        300,000            300,000                 293,061                    293,061

GE Capital Corp Internotes              02/15/07             2.500%        200,000            200,000                 194,152                    194,152

GE Capital Corp Internotes              02/15/06             2.450%        250,000            250,000                 248,930                    248,930

GE Capital Corp Internotes              07/15/06             2.150%        200,000            200,000                 196,666                    196,666

                                                                                                           -14-

CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6-SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

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

                                                                                                                                                                                       Amount at Which

                                                                                                                                                                                           Each Portfolio

                                                                                                      Number of                                           Market            Of Equity Security

                                                                                                   Units-Principal                                       Value of            Issues and Each

                                                                                                     Amount of                                           Each Issue        Other Security

Name of Issuer and                         Maturity            Interest            Bonds and             Cost of                at Balance            Issue Carried in

Title of Each Issue                               Date                Rate                 Notes              Each Issue            Sheet Date              Balance Sheet

CORPORATE OBLIGATIONS (Continued):

GE Capital Corp Internotes             09/15/06             2.550%            150,000          $   150,000          $   147,135          $     147,135

GE Capital Corp Internotes             09/15/06             2.350%            300,000               300,000               294,177                 294,177

GE Capital Corp Internotes             10/15/06             2.500%            400,000               400,000               391,508                 391,508

GE Capital Corp Internotes             03/15/07             2.350%            250,000               250,000               241,500                  241,500

GE Capital Corp Medium                09/25/06             2.750%            175,000               173,840              172,251                  172,251

GE Capital Corp Medium                09/25/06             2.750%            200,000               197,644              196,858                  196,858

GE Capital Corp Medium                01/15/07             2.800%            250,000               247,270              244,638                  244,638

GE Capital Corp Medium                01/15/07             2.800%              50,000                 49,459                48,927                    48,927

General Dynamics                            05/15/06             2.125%            150,000               149,706              148,424                 148,424

General Dynamics                            05/15/06             2.125%            100,000                 99,739                98,949                   98,949

GlaxosmithklineCAP PLC                04/16/07             2.375%            200,000               198,894              193,830                 193,830

GMAC Smartnotes                          09/15/07             3.750%            200,000               200,000              171,722                 171,722

GMAC Smartnotes                          12/15/06             3.400%            200,000               200,000              180,882                 180,882

GMAC Smartnotes                          10/15/06             3.550%            250,000               250,000              231,050                 231,050

GMAC Smartnotes                          05/15/06             4.050%            400,000               400,000              386,016                 386,016

Household Finance Corp                  10/15/06             2.750%            100,000               100,000                98,025                   98,025

John Hancock Life Ins Co.               07/15/06             2.250%            200,000               200,000              196,842                 196,842

John Hancock Life Ins Co.               10/15/06             2.450%            100,000               100,000                97,590                   97,590

John Hancock Life Ins Co.               03/15/07             2.350%            150,000               150,000              145,116                 145,116

John Hancock Life Ins Co.               10/15/06             2.300%            200,000               200,000              195,210                 195,210

United Healthcare Notes                  01/30/08             3.300%              75,000                 74,890                72,598                   72,598

Wells Fargo & Co.                           08/25/08             3.120%            100,000                99,158                95,626                   95,626

                                                                                                                                    7,210,110          7,006,980              7,006,980

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

                                                                                                      Number of                                           Market            Of Equity Security

                                                                                                   Units-Principal                                       Value of            Issues and Each

                                                                                                     Amount of                                           Each Issue        Other Security

Name of Issuer and                         Maturity            Interest            Bonds and             Cost of                at Balance            Issue Carried in

Title of Each Issue                               Date                Rate                 Notes              Each Issue            Sheet Date              Balance Sheet

GOVERNMENT OBLIGATIONS:

CA Infrastructure & Econ.Dev         10/01/20       VARIABLE           300,000           $   300,000       $   300,000             $   300,000

Federal Home Loan Bank               06/19/06             2.260%             250,000                249,380            246,875                  246,875

Federal Home Loan Bank               07/28/06             2.189%             200,000                199,000            196,876                  196,876

Federal Home Loan Bank               08/21/06             2.590%             200,000                200,000            197,126                  197,126

Federal Home Loan Bank               07/24/08             2.125%             100,000                100,000              98,156                    98,156

FHLMC                                         11/15/09             3.250%             250,000                250,000            245,483                  245,483

FHLMC                                         11/15/17             4.500%             200,000                200,000            195,312                   195,312

FNMA                                           05/15/06             2.250%             200,000                198,772            198,062                   198,062

FNMA                                           09/24/07             3.000%             200,000                200,000            194,126                   194,126

FNMA                                           12/10/07             3.000%             150,000                150,000            147,141                   147,141

NJ State Turnpike Authority            01/01/30             1.050%             325,000                150,000            150,000                   150,000

Tennessee Valley Authority             05/01/29             6.500%               18,000                480,576            437,742                  437,742

Power Bonds

Tobacco Settlement Fin Corp.        06/01/15             5.000%             200,000                198,500            200,188                   200,188

US Treasury Bill                             01/19/06             0.000%             600,000                594,319            596,982                   596,982

US Treasury Bill                             01/26/06             3.528%             425,000                421,131            422,560                   422,560

US Treasury Bill                             01/26/06             0.000%             300,000                297,140            298,278                   298,278

US Treasury Note                          04/30/06             2.250%             175,000                174,003             173,591                  173,591

US Treasury Note                          06/30/06             2.750%             200,000                199,032            198,188                   198,188

US Treasury Note                          07/31/06             2.750%             200,000                199,415            197,906                   197,906

US Treasury Note                          05/15/07             3.125%             200,000                199,465            196,382                   196,382

US Treasury Note                          11/15/07             3.000%             250,000                248,109            243,495                  243,495

US Treasury Note                          11/15/07             3.000%               50,000                  49,669              48,699                    48,699

                                                                                                                                    5,258,511         5,183,168               5,183,168

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

                                                                                                      Number of                                           Market            Of Equity Security

                                                                                                   Units-Principal                                       Value of            Issues and Each

                                                                                                     Amount of                                           Each Issue        Other Security

Name of Issuer and                         Maturity            Interest            Bonds and             Cost of                at Balance            Issue Carried in

Title of Each Issue                               Date                Rate                 Notes              Each Issue            Sheet Date              Balance Sheet

EQUITY:

Preferred Stock:

ABN AMRO Cap Fund                    07/03/08             5.900%           2,000            $    50,000       $      46,760                $     46,760

General Electric Cap Corp                11/15/32             6.100%            8,800                224,845             219,208                     219,208

JP Morgan Chase Cap IX                 06/15/33             5.875%            2,000                  50,000               46,680                       46,680

MetLife Floater                                 06/15010             4.000%           8,000                200,000             205,920                     205,920

Morgan Stanley Cap Tr                      07/15/33             5.750%           4,000                100,000               89,760                       89,760

Wells Fargo Cap Tr VIII                    08/01/33             5.625%           8,000                 200,000            184,240                    184,240

                                                                                                                                      824,845            792,568                     792,568

Common Stock:

    DTE Energy Co.                                                                               1,200                  51,649               52,368                      52,368

Mutual Funds:

  Dreyfus Premier Limited

    Term High Income CL B                                                          16,296.314                198,305             136,191                   136,191

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

                                                                                                      Number of                                           Market            Of Equity Security

                                                                                                   Units-Principal                                       Value of            Issues and Each

                                                                                                     Amount of                                           Each Issue        Other Security

Name of Issuer and                         Maturity            Interest            Bonds and             Cost of                at Balance            Issue Carried in

Title of Each Issue                               Date                Rate                 Notes              Each Issue            Sheet Date              Balance Sheet

Other Equity Investments:

  Aberdeen Asia Pacific

    Income Fund                                                                                             4      $      100,000        $     100,000            $      100,000

  Pimco Floating rate Strategy Fund                                                        2,900                 60,335                 54,141                     54,141

                                                                                                                                      160,335               154,141                   154,141

  Totals                                                                                                                    $13,703,755        $13,325,416            $13,325,416

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -     SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

During the years ended November 30, 2005, 2004 and 2003,  available-for-sale securities were liquidated and proceeds amounting to $1,946,814, $7,078,164, and $6,485,792 were received, with resultant realized gains/(losses) totaling $0.00, $143,736, and  $9,518, respectively.  Cost of available-for-sale securities includes unamortized premium or discount.

NOTE 7 -     NOTES PAYABLE AND SUBORDINATED DEBENTURES

The Company has an available line of credit of $10,000,000 which was increased from $7,000,000 on May 27, 2004.  Interest is calculated at the Company’s option, either on the outstanding balance at the prime rate minus 1% or Libor plus 150 basis points at the Company’s option.  The line of credit is unsecured as of October 21, 2004 and must adhere to certain financial covenants pertaining to net worth and debt coverage.  The Company was not utilizing their available credit line at November 30, 2005 and 2004.  The Company has extended the line of credit through May 31, 2006.

On August 1, 2000, the Company repurchased (pursuant to a tender offer) 278,328 shares of its outstanding common stock by issuing subordinated debentures equal to $2 per share, which accrued interest at 6% and have matured on August 1, 2005.  The interest was paid semi-annually.  The debentures and accrued interest paid in 2005 fully satisfied the Company’s obligations.

NOTE 8 -     INCOME TAXES

CCA and its subsidiaries file a consolidated federal income tax return.  The Company’s 2003 returns have been examined by the Internal Revenue Service.  The proposed assessment is immaterial with no effect on the Company’s financial position.

At November 30, 2005 and 2004, respectively, the Company has temporary differences arising from the following:

                                                                                                              November 30, 2005

                                                                                                                                       Classified As

                                                                                                      Deferred                Short-            Long-

                            Type                                            Amount                Tax                   Term             Term

                                                                                                                                       Asset (Liability)

                       Depreciation                                   $   62,631          $ 23,419           $          -        $23,419

                       Reserve for bad debts                        260,366             97,172                97,172           -

                       Reserve for returns                             678,348           253,650              253,650           -

                       Reserve for obsolete

                         inventory                                          854,764           319,611              319,611            -

                       Vacation accrual                                337,181            126,080             126,080             -

                       Section 263A costs                             60,000              22,435               22,435             -

                       Net deferred income tax                                           $842,367           $818,948     $23,419

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

        Income tax expense (benefit) is made up of the following components:

                                                                                            November 30, 2005

                                                                                                          State &

                                                                              Federal                     Local                   Total

                       Current tax expense                     $2,563,858              $910,086         $3,473,944

                        Tax credits                                (40,000)           (30,000)      (70,000)

                       Deferred tax expense (benefit)    (103,222)                 21,304        (81,918)

                                                                          $2,420,636              $901,390         $3,322,026

                                                                                              November 30, 2004

                                                                                                          State &

                                                                              Federal                     Local                   Total

                       Current tax expense                     $2,494,109              $768,251         $3,262,360

                        Tax credits                                (40,000)                          -       (40,000)

                       Deferred tax expense                        282,855                  72,401              355,256

                                                                          $2,736,964              $840,652         $3,577,616

                                                                              -20-

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -       INCOME TAXES (Continued)

                                                                                            November 30, 2003

                                                                                                        State &

                                                                                Federal                 Local                     Total

                       Current tax expense                     $2,265,262            $690,924            $2,956,186

                        Tax credits                                  (44,988)                       -           (44,988)

                       Deferred tax expense                        257,604                75,965                 333,569

                                                                          $2,477,878           $766,889             $3,244,767

Prepaid income taxes and refund due are made up of the following components:

                                                                                                        State &

                                                                               Federal                Local                       Total

                       November 30, 2005                       $  50,653           $114,907               $165,560

                       November 30, 2004                       $315,670           $102,981               $418,651

                       Income taxes payable are made up of the following components:

                                                                                                              State &

                                                                                   Federal                  Local                       Total

                       November 30, 2005                            $      -                  $      -                      $         -

                       November 30, 2004                            $      -                  $  59,888                $59,888

                                                                               -21-

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -       INCOME TAXES (Continued)

A reconciliation of income tax expense (benefit) computed at the statutory rate to income tax expense at the effective rate for each of the three years ended November 30, 2005 is as follows:

                                                                                2005                                             2004                                           2003           .

                                                                                           Percent                                        Percent                                      Percent

                                                                                         of Pretax                                        of Pretax                                   of Pretax

                                                                   Amount             Income                Amount              Income              Amount          Income

Income tax expense (benefit)

  at federal statutory rate                              $2,416,559           34.00%         $3,187,255            34.00%           $2,888,945       34.00%

Increases (decreases) in taxes

    resulting from:

      State income taxes, net of federal

         income tax benefit                                    594,911             8.40                554,830               5.92                  506,147           5.96

      Non-deductible expenses and

         other adjustments                                     380,556             5.47        (124,469)       (1.32)        (105,337)      (1.24)

      Utilization of tax credits                         (70,000)     (1.13)     (40,000)        (       .43  )       (44,988)       (0.53)

Income tax expense (benefit)

   at effective rate                                         $3,322,026          46.74%        $3,577,616             38.17%          $3,244,767           38.19%

                                        CCA INDUSTRIES, INC. AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -       STOCK OPTIONS

On November 15, 1984, the Company authorized the granting of incentive stock options as well as non-qualified options.  The plan was amended in 1986 and again in 1994.  On July 9, 2003, the Company approved a Stock Option Plan authorizing the issuance of options up to 1,000,000 shares.  The following summarizes the stock options outstanding under these plans as of November 30, 2005:

                                                                                          Number            Per Share

                                                                                               Of                  Option

                               Date Granted                                        Shares                Price         Expiration

                       June 16, 1999                                               10,000              $2.50            2009

                       May 24, 2001                                            150,500              $  .50             2007

                       March 9, 2004                                             50,000              $9.00             2009

                       March 9, 2004                                             50,000              $8.25             2009

                       August 24, 2004                                           25,000              $7.50             2009

                                                                                         285,500

The following table summarizes stock option activity for the two years ended November 30, 2005:

                                                                                    Number                Per Share

                                                                                         Of                     Option

                                                                                       Shares                    Price                     Value

                       Balance - November 30, 2003                437,500                                         $   238,750

                          Granted                                                130,000           $7.50-9.00              1,091,250

                          Exercised                                            (138,000)         (            .50)           (69,000)

                       Balance - November 30, 2004                429,500                                           1,261,000

                           Exercised                                           (144,000)          ($ .50-8.25)          (110,750)

                       Balance - November 30, 2005                285,500                                         $1,150,250

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

Proforma net income and net income per share, as required by SFAS No. 123, have been determined as if we had accounted for all employee stock options granted under SFAS No. 123's fair value method.  The proforma effect of recognizing compensation expense in accordance with SFAS No. 123 is as follows:

                                                                                                          Year Ended November 30,

                                                                                                      2005              2004*             2003*

                      Net income as reported                                     $3,785,502      $5,796,663      $5,252,131

                      SFAS No. 123 based compensation                                  -    (976,619)                     -

                      Income tax benefit                                                             -           390,648                       -

                      Net income - proforma                                      $3,785,502     $5,210,692       $5,252,131

                      Basic net income per share - as reported                      $.53                 $.78                 $.71

                      Basic net income per share - proforma                          $.53                 $.76                 $.71

                      Diluted net income per share - as reported                    $.52                 $.75                 $.68

                      Diluted net income per share - proforma                       $.52                 $.73                 $.68

                      Weighted average shares used in

                        computing net income and proforma

                        net income per  share:

                      Basic                                                                  7,145,297        7,399,472        7,372,232

                      Diluted                                                                7,317,994        7,680,781        7,768,361

                      * Adjusted for 2% stock dividend.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -             STOCK OPTIONS

The Company used the Black-Scholes model to value stock options for pro forma presentation.  The assumptions used to estimate the value of the options included in the pro forma amounts and the weighted average estimated fair value of options granted are as follows:

                                                                                          Stock Option Plan Shares

                                                                                  2005               2004                2003

                             Average expected life (years)          2.50                5.00                 3.75

                             Expected volatility*                               -            237.35%                   -

                             Risk-free interest rate*                          -               3.95%                    -

                             Weighted average fair value

                               at grant - Exercise price

                               equal to market price*                        -              $8.22                       -

                             Weighted average remaining

                               Contractual life of options

                               Outstanding                                   3.20                4.10                 4.00

                             Weighted average exercise

                               Price of options outstanding          $4.70              $3.30                $ .55

*No options were granted during 2003 or 2005, therefore, these measures are not applicable for these periods.

- Average expected life is calculated based on the difference between the expiration date of the options and the valuation date of the financial statements.  Expected volatility is calculated by using a logarithm of the average fluctuation of the stock price over the course of 36 months.

 - The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility and option life.  Because the Company’s stock options granted to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, existing models do not necessarily provide a reliable measure of the fair value of its stock options granted to employees.  For purposes of this model, no dividends have been assumed.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -    ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                                                                       November 30,

                                                                                  2005               2004

                                                                                       (In Thousands)

                      Coop advertising                                $1,372            $   932

                      Accrued returns                                    1,489                 980

                      Accrued bonuses                                     784                 470

                                                                                $3,645            $2,382

All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

NOTE 11 -    OTHER INCOME

Other income was comprised of the following:

                                                                                         November 30,

                                                                     2005                    2004                 2003

Interest income                                           $417,537            $442,936         $461,291

Dividend income                                             32,182                44,756             17,693

Realized gain (loss) on sale of

    securities                                                             -               143,736               9,518

Royalty income                                             109,274              138,313             97,271

Sale of trademark                                                    -                 50,000                      -

Miscellaneous                                                 13,916                30,455               5,498

                                                                  $572,909            $850,196         $591,271

26-

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -     COMMITMENTS AND CONTINGENCIES

 Leases

The Company currently occupies approximately 58,625 square feet of space used for warehousing and corporate offices.  The annual rental for this space is  $327,684, with an annual CPI increase not cumulatively exceeding 15% in any consecutive five year period.  The lease requires the Company to pay for additional expenses “Expense Rent” (Common Area Maintenance “CAM”), which includes real estate taxes, common area expense, utility expense, repair and maintenance expense and insurance expense, which was $189,776 for the current year.  The lease expires on May 31, 2012 with a renewal option for an additional five years.

The Company entered into an additional lease on May 1, 2005 for warehouse space at 300-1(D), Route 17, Lodi, New Jersey for the 12 month period ending April 30, 2006.  The lease comprises 13,000 square feet for warehousing.  The year end net rental expense including CAM was $80,070. The Company anticipates extending the lease for an additional one year period.

Rent expense for the years ended November 30, 2005, 2004 and 2003 was $597,530, $449,376, and $322,684, respectively.

In addition, the Company has entered into various property and equipment operating leases with expiration dates ranging through November 2006.

Future commitments under noncancellable operating lease agreements having a remaining term in excess of one year for each of the next five (5) years and in the aggregate are as follows:

                       Year Ending

                       November 30,

                           2006                                                      $600,759

                           2007                                                        537,933

                           2008                                                        497,684

                           2009                                                        471,318

                           2010                                                        471,684

Royalty Agreements

In 1986, the Company entered into a license agreement with Alleghany Pharmacal Corporation (the “Alleghany Pharmacal License”).  This license required the Company to pay 6% royalty on net sales but no less than $360,000 per annum to maintain its license.  The Company has expanded the lines licensed from Alleghany and pays only 1% royalty on various new products created by the Company.

The Alleghany Pharmacal License agreement provided that when, in the aggregate, $9,000,000 in royalties have been paid thereunder, the royalty rate for those products originally “charged” at 6% would be reduced to 1%.  The Company paid an aggregate of $9,000,000 in royalties to Alleghany in April 2003.  Commencing May 1, 2004, the license royalty was reduced to 1%.

The products subject to the Alleghancy Pharmacal License accounted for $9,916,576 or 16% of total net sales in the fiscal year ended November 30, 2005.

                                        CCA INDUSTRIES, INC. AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -     COMMITMENTS AND CONTINGENCIES (Continued)

In May of 1998, the Company entered into a License Agreement with Solar Sense, Inc. for the marketing of sun care products under trademark names.  The Company’s License Agreement with Solar Sense, Inc. is for the exclusive use of the trademark names “Solar Sense” and “Kids Sense”, in connection with the commercial exploitation of sun care products.  The Company is required to pay a royalty on net sales of the licensed products; with minimum per-annum royalties of $30,000. The Company paid out the minimum $30,000 for 2005, but has revised the contract omitting that minimum for the future.  The Company realized $348,354 in net sales of sun-care products in 2005.

In October of 1999, the Company entered into a License Agreement with The Nail Consultants, Ltd. for the use of an activator invented in connection with a method for applying a protective covering to fingernails.  The Company’s License Agreement with The Nail Consultants, Ltd. is for the exclusive use of the method and its composition in a new product kit packaged and marketed by CCA under its own name, “Nutra Nail Power Gel”.  The Company will pay a royalty of net sales of all licensed product sold by the Company.  Net sales were $1,939,508 in 2005.

In October 2002, the Company entered into a License Agreement with Hugger Corporation for use of its patented oral hygiene system to be used in conjunction with regular toothpaste.  The Company’s License Agreement is for the use of the product designated and referred to in the patent owned by Hugger Corporation.  The Company designed, marketed and distributed the patented product called “Booster” under its Plus+White brand.

The Company is required to pay a royalty of net sales payable quarterly.  During the first 18-month contract period ending June 30, 2004, the minimum royalty the Company was required to pay was $100,000 to maintain its exclusive rights under the License Agreement.  Thereafter, the Company is required to pay a minimum royalty of $50,000 annually.  The royalty will continue until the Patent expires or an aggregate of $3,500,000 is paid to Licensor.  Until that time, Licensee has no liability to meet minimum royalty requirements except to maintain its rights under the License Agreement.  In fiscal 2005, the net sales were $88,479.  The company terminated the license agreement without any liability on June 29, 2005.

On May 18, 2004, the Company entered into a license agreement with Tea-Guard, Inc. to manufacture and distribute Mega-T Green Tea chewing gum and Mega-T Green Tea mints.  The license agreement requires the Company to pay a minimum royalty after the first eighteen months of the license.  The minimum payments are required to maintain the Company’s exclusivity for the sale of the products and to continue marketing the products until royalties have aggregated to $10,000,000, at which time all royalty obligations cease.  Except as to maintaining its rights to “exclusivity”, the Company has no obligation to meet minimum royalty requirements.  In fiscal 2005, the net sales were $2,086,968.

                                                                              -28-

                                      CCA INDUSTRIES, INC. AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -     COMMITMENTS AND CONTINGENCIES (Continued)

On February 26, 2004, the Company entered into an agreement with Dr. Stephen Hsu. PhD. to create green tea skin care products.  Dr. Hsu will be entitled to a commission on the net factory sales of all of the Company’s products using the green tea serum created exclusively for the Company.  The special anti-oxidant green tea serum has been included in the Denise Austin “Skin Fit For Life” skin care line and Sudden Change product line.  Net sales of the products utilizing the green tea serum were $3,062,000 for the year ended November 30, 2005.

On July 14, 2004, the Company entered into a license agreement with Denise Austin.  The license agreement requires the Company to pay a minimum royalty in order to maintain the exclusive use of the name “Denise Austin” to manufacture and sell a special line of skin care and cosmetic products.  The license will continue so long as minimum royalty payments are met.  The Company will not meet the minimum required royalty and may terminate the license agreement.  Net sales of the “Skin Fit For Life” skin care line were $3,062,000 for the fiscal year ended November 30, 2005.  The Company had returns of $1,803,794 for the fiscal year which includes a reserve of $937,671 for additional returns, credits and/or allowances. The Company will not continue with the license in March 2006.

The Company is not party to any other license agreement that is currently material to its operations.

Total royalty costs by licensor for each fiscal year is as follows:

                        Summary

                        Licensor                                                              2005                2004            2003

                        A                                                                $     45,116          $ 91,968     $  52,033

                        B                                                                       99,166           109,035       427,419

                        C                                                                       23,616               8,369           1,906

                        D                                                                 (3,497)         (910)        12,555

                        E                                                                         6,815                1,829           3,973

                        F                                                                         4,424              69,714         40,782

                        G                                                                               0                   186               143

                        H                                                                    116,916              68,935                   0

                         I                                                                      96,975              86,611          70,362

                         J                                                                    116,870                      0                    0

                         K                                                                    91,870                       0                    0

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -      COMMITMENTS AND CONTINGENCIES (Continued)

Employment Contracts

The Company has executed Employment Contracts with its Chief Executive Officer and its Chairman of the Board.  The contracts for both are exactly the same.  The contracts expire on December 31, 2010.  The contracts provide for a base salary which commenced in 1994 in the amount of $300,000, with a year-to-year CPI or 6% plus 2.5% of the Company’s pre-tax income less depreciation and amortization (EBITDA), plus 20% of the base salary for the fiscal year.  The “2.5% measure” in the bonus provision of the two contracts was amended so as to calculate it against earnings before income taxes, less depreciation, amortization and expenditures for media and cooperative advertising in excess of $8,000,000.  On May 24, 2001, the contract was amended increasing the base salary to $400,000.

Two officers of the Company, who are the two sons of the Chief Executive Officer of the Company, have five year contracts in the amounts of $270,000 and $200,000, which expire on November 30, 2007.  In July 2003 and January 2004, such officers’ salaries were increased to $300,000 and $225,000, respectively.

Collective Bargaining Agreement

On December 1, 2004, the Company signed a new collective bargaining agreement with Local 734, L.I.U. of N.A., AFL-CIO with similar provisions of the one that expired on November 30, 2004.  Other than standard wage, holiday, vacation and sick day provisions, the agreement calls for CCA to provide certain medical and dental benefits and to contribute to the Local 734 Educational Fund $.01 per hour for each hour the employees are paid.  The new collective bargaining agreement is in effect through January 1, 2008.  This agreement pertains to 29% of the CCA labor force.

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

Dividends

CCA declared a dividend of $0.14 per share payable to all holders of the Company’s common stock, $0.07 to shareholders of record on May 1, 2004 payable on June 1, 2004 and $0.07 to shareholders of record on November 1, 2004, payable on December 1, 2004.  On June 16, 2004, CCA declared a 2% stock dividend payable to all shareholders of record on November 1, 2004, payable December 1, 2004.  All references in the accompanying financial statements to the number of common shares and per-share amounts for 2004 and 2003 have been restated to reflect the stock dividend.

On January 11, 2005, the Board of Directors declared a $0.16 per share dividend for fiscal 2005, $0.08 payable to all shareholders of record May 1, 2005 payable on June 1, 2005 and $0.08 payable to all shareholders of record November 1, 2005 payable on December 1, 2005.

On November 15, 2005, the board of Directors declared a $0.05 per share dividend for shareholders of record on February 1, 2006 payable March 1, 2006.

NOTE 13 -      401 (K) PLAN

The Company has adopted a 401(K) Profit Sharing Plan that covers all employees with over one year of service and attained Age 21.  Employees may make salary reduction contributions up to twenty-five percent of compensation not to exceed the federal government limits. The Plan allows for the Company to make discretionary contributions.  For all fiscal years to date, the Company did not make any contributions.

NOTE 14 -      CONCENTRATION OF RISK

Most of the Company’s products are sold to major drug, food chains, mass- merchandisers, and wholesale beauty-aids distributors throughout the United States and Canada.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -      CONCENTRATION OF RISK (Continued)

During the years ended November 30, 2005, 2004 and 2003, certain customers each accounted for more than 5% of the Company's net sales, as follows:

                        Customer                                                             2005                2004            2003

                          A                                                                        32%                 34%            34%

                          B                                                                          10                    11                13

                          C                                                                          12                      9                  8

                          D                                                                            8                      7                  7

                          E                                                                            5                      7                  6

                          F                                                                             *                      7                  *

                          Foreign Sales                                                     1.98%               1.80%         2.10%

                        * under 5%

The loss of any one of these customers could have a material adverse affect on the Company’s earnings and financial position.

During the years November 30, 2005, 2004 and 2003, certain products within the Company’s product lines accounted for more than 10% of the Company’s net sales as follows:

                        Product                                                                2005                2004            2003

                        Dietary Supplement                                               35%                 26%            10%

                        Skin Care                                                              31                    37               37

                        Oral Care                                                              17                    24               31

                        Nail Care                                                                 9                      8              16

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 -      EARNINGS PER SHARE

Basic earnings per share is calculated using the average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock method”.

                                                                                               Year Ended November 30,

                                                                           2005                            2004*                          2003*

Net income available for common

shareholders, basic and diluted                        $3,785,502                  $5,796,663                   5,252,131

Weighted average common stock

outstanding- Basic                                             7,145,297                   7,399,472                   7,372,232

Net effect of dilutive stock options                        172,697                      281,309                      396,129

Weighted average common stock and

common stock equivalents - Diluted                 7,317,994                    7,680,781                   7,768,361

Basic earnings per share                                           $.53                             $.78                            $.71

Diluted earnings per share                                        $.52                             $.75                            $.68

*Adjusted for 2% stock dividend

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 -      REVISED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s 2004 financial statements, management became aware that the Company recorded a 2% stock dividend as if it was a stock split.  The inclusion of this item in the revised 2004 financial statements has the effect of increasing additional paid in capital by $1,260,926 with a corresponding reduction of retained earnings.  This change had no effect on the Company’s shareholders’ equity and net income.

NOTE 17 -      SUBSEQUENT EVENTS

On February 10, 2006 the Company, as authorized by the Board of Directors, purchased an aggregate of 225,000 shares of the Company's common stock: 100,000 shares from David Edell, an officer and director, 100,000 shares from Ira Berman, an officer and director and 25,000 shares from Drew Edell, an officer of the company.  The purchase price was $10.50 discounted from $10.82, the closing price at the close of business on that date. The purchase decreased the number of shares outstanding from 7,246,345 to 7,021,345, thus increasing earnings per share.  Also, on February 10, 2006, the Board of Directors voted to extend the employment contracts for Dunnan Edell and Drew Edell to December 31, 2010.

SCHEDULE II

CCA INDUSTRIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

           COL. A                                            COL. B               COL. C             COL. D           COL. E

                                                                                                Additions

                                                                    Balance at           Charged To                                 Balance

                                                                    Beginning            Costs and                                    At End

Description                                                     Of Year            Expenses           Deductions        Of Year

Year Ended November 30, 2005:

Allowance for doubtful accounts                   $   111,078       $   206,736      $       57,448      $   260,366

Reserve for returns and allowances               $   406,556       $6,240,837       $ 5,969,045      $   678,348

Reserve of inventory obsolescence               $   871,488       $   265,032        $    281,756     $   854,764

Year Ended November 30, 2004:

Allowance for doubtful accounts                   $   549,851      ($   309,780)       $   128,993     $    111,078

Reserve for returns and allowances               $   345,872        $4,282,250        $4,221,566     $   406,556

Reserve for inventory obsolescence              $1,153,612        $     78,345        $   360,469     $    871,488

Year ended November 30, 2003:

Allowance for doubtful accounts                   $   695,824        $   188,347        $   334,320     $   549,851

Reserve for returns and allowances               $   526,584        $3,444,804        $3,625,516     $   345,872

Reserve for inventory obsolescence              $   976,788        $   408,993        $   232,169     $1,153,612