Form 10-Q
period 2006-02-28
CCA INDUSTRIES INC
filed 2006-04-14
CIK 721447

                                                                     FORM 10-Q

                                     SECURITIES AND EXCHANGE COMMISSION

                                                       WASHINGTON, D.C.20549

                               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 28, 2006

Commission File Number 1-31643

                                                           CCA INDUSTRIES, INC.

                                       (Exact Name of Registrant as Specified in its Charter)

           Delaware                                                                         04-2795439

(State or other jurisdiction of                                                     (I.R.S. Employer

Incorporation or organization)                                                   Identification Number)

200 Murray Hill Parkway

East Rutherford,NJ                                                                                 07073

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

                    Common Stock, $.01 Par Value –  6,045,543 shares of as February 28, 2006

                              Class A Common Stock, $.01 Par Value –   967,702 shares as of

                                                                 February 28, 2006

                                      CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                                                         INDEX

  Page

Number

PART I FINANCIAL INFORMATION:

Item1.  Financial Statements:

  Consolidated Balance Sheets as of

    February 28, 2006 and November 30, 2005                                                     1-2

  Consolidated Statements of Income

    for the three months ended February 28, 2006 and 2005                                    3

  Consolidated Statements of Comprehensive Income

    for the three months ended February 28, 2006 and 2005                                    4

  Consolidated Statements of Cash Flows for

    the three months ended February 28, 2006 and 2005                                         5

  Notes to Consolidated Financial Statements                                                     6-16

Item 2. Management Discussion and Analysis of

  Results of Operations and Financial

  Condition                                                                                             17-18

Item 3. Quantitative and Qualitative Disclosures about

  Market Risk                                                                                           18

Item 4. Controls and Procedures                                                                         18

PART II OTHER INFORMATION                                                                   19

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security

  Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES                                                                                                   20

                                       CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEETS

                                                                      A S S E T S

                                                                                  February 28,             November 30,

                                                                                          2006                         2005

                                                                                                                       (Unaudited)

Current Assets

Cash and cash equivalents                                                       $  1,738,177                $  3,536,542

Short-term investments and marketable

    securities                                                                                7,804,833                    7,050,026

Accounts receivable, net of allowances of

       $936,936 and $938,712, respectively                                     9,290,161                    9,260,399

Inventories                                                                                  5,525,273                    6,554,150

Prepaid expenses and sundry receivables                                        684,397                       526,134

    Deferred income taxes                                                                   896,094                       818,948

Prepaid income taxes and refunds due                                             322,350                       165,560

Total Current Assets                                                              26,261,285                  27,911,759

Property and Equipment, net of accumulated

   depreciation and amortization                                                          478,984                       467,238

Intangible Assets, net of accumulated

amortization                                                                                    589,058                       583,177

Other Assets

Marketable securities                                                                   6,798,613                    6,275,390

Deferred taxes                                                                                           -                         23,419

Other                                                                                               47,850                         48,325

Total Other Assets                                                                  6,846,463                    6,347,134

Total Assets                                                                        $34,175,790                $35,309,308

   See Notes Consolidated to Financial Statements.

                                      CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                              CONSOLIDATED BALANCE SHEETS

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                    February 28,                November 30,

                                                                                             2006                            2005

                                                                                                   (Unaudited)

Current Liabilities

  Accounts payable and accrued liabilities                                     $  9,467,819                $  8,734,092

  Dividends payable                                                                            362,317                        575,560

Total Current Liabilities                                                             9,830,136                    9,309,652

Shareholders' Equity

Preferred stock, $1.00 par; authorized

20,000,000 shares; none issued

Common stock, $.01 par; authorized

15,000,000 shares;  6,053,643 and

       6,210,051 shares issued, respectively                                           60,536                         62,121

Class A common stock, $.01 par; authorized

5,000,000 shares;  967,702 shares issued

and outstanding                                                                              9,677                           9,677

Additional paid-in capital                                                             2,744,815                    5,105,732

Retained earnings                                                                      21,908,926                  21,200,465

Unrealized (losses) on marketable

securities                                                                           (313,865)              (378,339)

                                                                                            24,410,090                   25,999,656

Less:  Treasury Stock, 8,100shares, at cost                                     64,436                                    -

Total Shareholders' Equity                                                     24,345,654                  25,999,656

Total Liabilities and Shareholders' Equity                             $34,175,790                $35,309,308

See Notes to Consolidated Financial Statements.

                                      CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   (UNAUDITED)

                                                                                                          Three Months Ended

                                                                                           February 28,                February 28,

                                                                                      2006                              2005

Revenues

Sales of health and beauty aid

products - Net                                                         $15,306,871                 $14,688,237

Other income                                                                       169,960                        125,951

                                                                                  15,476,831                   14,814,188

Costs and Expenses

Costs of sales                                                                    5,837,970                     5,445,359

Selling, general and administrative

expenses                                                                       4,874,892                    4,393,496

      Advertising, cooperative and promotions                           2,831,087                    3,098,440

Research and development                                                    107,303                       231,528

Provision for doubtful accounts                                                66,173                       113,981

Interest expense                                                                               -                            7,471

                                                                                  13,717,425                    13,290,275

Income before Provision for Income

Taxes                                                                           1,759,406                      1,523,913

Provision for Income Taxes                                                        688,628                        579,083

Net Income                                                                   $  1,070,778                $      944,830

Earnings per Share:

Basic                                                                                         $.15                              $.13

      Diluted                                                                                     $.15                              $.13

See Notes to Consolidated Financial Statements.

                                       CCA INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                   (UNAUDITED)

                                                                                               Three Months Ended

                                                                                     February 28,             February 28,

                                                                                         2006                            2005

Net Income                                                                         $1,070,778                      $944,830

Other Comprehensive Income

Unrealized holding (losses) gains

on investments                                                                        64,474                     (25,507)

Provision (Benefit) for Income Taxes                                           31,463                   (3,683)

Other Comprehensive (Loss) Income - Net                                 33,011                     (21,824)

Comprehensive Income                                                        $1,103,789                     $923,006

Earnings Per Share:

Basic                                                                                         $.15                              $.13

Diluted                                                                                       $.15                             $.12

See Notes to Consolidated Financial Statements.

                                       CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   (UNAUDITED)

                                                                                              Three Months Ended

                                                                                   February 28,                  February 28,

                                                                                         2006                            2005

Cash Flows from Operating Activities:

Net income                                                                           $1,070,778                   $   944,830

Adjustments to reconcile net income

to net cash provided by (used in)

  operating activities:

Depreciation and amortization                                             70,516                          96,743

     (Increase) decrease in deferred income taxes            (53,727)                           5,751

     (Increase) in accounts receivable                              (29,762)                (951,763)

     Decrease (increase) in inventory                                     1,028,877                (2,142,851)

     (Increase) decrease in prepaid expenses

       and miscellaneous receivables                                 (158,263)                       126,396

     (Increase) decrease in prepaid income

       taxes and refunds due                                             (156,790)                       120,188

     (Increase) in deferred advertising                                                 -                 (2,224,952)

     Decrease in other assets                                                          475                               450

     Increase in accounts payable

       and accrued liabilities                                                     733,727                      4,162,606

     (Decrease) in taxes payable                                       _       ___-__                (59,888)

           Net Cash Provided by Operating Activities                       2,505,831                          77,510

Cash Flows from Investing Activities:

Acquisition of property, plant and equipment                (67,742)                (92,041)

Acquisition of intangible assets                                     (20,401)                (55,525)

Purchase of marketable securities                                 (3,101,595)                (59,932)

Proceeds from sale and maturity of

   investments                                                                    1,888,038                       ____-___

Net Cash (Used in) Investing Activities                         (1,301,700)                 (207,498)

Cash Flows from Financing Activities:

Purchase and retirement of common shares                    (2,397,751)                             -

Proceeds from exercise of stock options                                 35,250                              -

Purchase of treasury stock                                            (64,436)                             -

Dividends Paid                                                              (575,560)                 (483,426)

Net Cash (Used In) Financing Activities                         (3,002,497)                (483,426)

Net Increase (Decrease) in Cash                                   (1,798,365)                (613,414)

Cash and Cash Equivalents at Beginning

     of Period                                                                               3,536,542                      3,142,230

Cash and Cash Equivalents at End

     of Period                                                                             $1,738,177                    $2,528,816

Supplemental Disclosures of Cash Flow

     Information:

Cash paid during the period for:

    Interest                                                                         $        -                        $     14,936

    Income taxes                                                                    899,145                        512,835

Schedule of Non Cash Financing Activities:

     Cancellation of Treasury Stock

               Common Stock                                                         $          -                         $         867

               Retained Earnings                                                                  -                             148,804

                                                                                                 $                                   $   149,671

See Notes to Consolidated Financial Statements.

                                       CCA INDUSTRIES, INC. AND SUBSIDIARIES

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    (UNAUDITED)

NOTE 1 -      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ended November 30, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2005.  The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation.  All such adjustments are of a normal reoccurring nature.

NOTE 2 -      ORGANIZATION AND DESCRIPTION OF BUSINESS

CCA Industries, Inc. (“CCA”) was incorporated in the State of Delaware on March 25, 1983.

CCA manufactures and distributes health and beauty aid products.

CCA has several wholly-owned subsidiaries, CCA Cosmetics, Inc., CCA Labs, Inc., Berdell, Inc., Nutra Care Corporation and CCA Online Industries, Inc., all of which are currently inactive.

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

                                       CCA INDUSTRIES, INC. AND SUBSIDIARIES

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Estimates and Assumptions:

The consolidated financial statements include the use of estimates, which management believes are reasonable.  The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Other Comprehensive Income:

Total comprehensive income includes changes in equity that are excluded from the consolidated statement of operations and are recorded directly into a separate section of consolidated statements of comprehensive income.  The Company’s accumulated other comprehensive income shown on the consolidated balance sheet consist of unrealized gains and losses on investment holdings net of any tax consequence.

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

During the three months ended February 28, 2006, three officer/directors exercised in the aggregate  70,500 options, David Edell – 22,500, Ira Berman – 28,000 and Dunnan Edell – 20,000.  In addition, the Company purchased and retired an aggregate of 225,000 shares of common stock from three officer/directors, David Edell – 100,000, Ira Berman – 100,000 and Drew Edell – 25,000.  The purchase price was $10.50 discounted from $10.82, the closing price at the close of business on the transaction date.

For the three months ended February 28, 2006, dividends declared but not yet due amounted to $362,317.

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

Product returns that are resaleable are recorded in inventory when they are received at the lower of their original cost or market, as appropriate.  Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined.

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

Earnings Per Common Share:

Basic earnings per share is calculated using the average number of shares of common stock outstanding during the quarter.  Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock method” and convertible debentures using the “if-converted” method.  Common stock equivalents consist of stock options.

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

                                       CCA INDUSTRIES, INC. AND SUBSIDIARIES

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sales Incentives:

The Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to “advertising and promotional” expense.  Has EITF 00-14 not been adopted, net sales for the three months ended February 28, 2006 and 2005 would have been $15,921,789 and $15,290,020, respectively.

Advertising Costs:

The Company’s policy for fiscal financial reporting is to charge advertising cost to operations as incurred.  During fiscal year 2005, the Company changed its estimate of future benefits it derives from its advertising expenditures and the affect it has on its allocation of advertising expense among the interim quarters.  Effective June 1, 2005, the Company expensed its advertising based on when the advertising ran.  The Change in estimate affects interim reporting and had no effect on the Company’s earnings for the year ending November 30, 2005.

Shipping and Handling Costs:

The Company’s policy for fiscal financial reporting is to charge shipping costs as part of selling, general and administrative expense as incurred.  Freight costs included were $573,667 and $811,421 for the three months ended February 28, 2006 and 2005, respectively.

Stock Options:

The Company accounts for its stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Under APB No. 25, when the exercise price of stock options equal the market price in the underlying stock on the date of the grant, no compensation expense is recognized in the consolidated statement of operations.  In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS 123R supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”.    SFAS No. 123 will require future grants of stock options to employee to be recognized in the income statement based on their fair values, and is effective with reporting periods beginning after December 15, 2005 (the Company’s first quarter ending February 28, 2007).  The impact of adoption is not anticipated to be material to the Company’s financial position, results of operation or cash flow.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” which replaces SFAS No. 123 and supersedes APB Opinion No. 25.    Under the new standard, companies will no longer be allowed to account for stock-based compensation transactions using the intrinsic value method in accordance with APB No. 25.  Instead, companies will be required to account for such transactions using a fair value method and to recognize the expense in the statement of operations.  The adoption of SFAS 123R will require additional accounting related to the income tax effects of share-based payment arrangements and additional disclosure of their cash flow impacts.  SFAS 123R also allows, but does not require companies to restate prior periods.  In April 2005, the SEC issued a final rule that amended the effective date to the first annual reporting period that begins after December 15, 2005 (the Company’s first quarter ending February 28, 2007).  The impact of adoption is not anticipated to be material to our financial position, results of operation or cash flow.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154).  SFAS No. 154 replaced APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statement” and establishes retrospective application as the required method for reporting a change in accounting.

NOTE 4 -      INVENTORIES

The components of inventory consist of the following:

                                               February 28                           November 30,

                                                                             2006                                     2005

Raw materials                            $3,520,704                           $3,946,164

Finished goods                             2,004,569                             2,607,986

                                                  $5,525,273                           $6,554,150

At February 28, 2006 and November 30, 2005 the Company had a reserve for obsolescence of $ 849,882 and $854,764, respectively.

NOTE 5 -       PROPERTY AND EQUIPMENT

The components of property and equipment consisted of the following:

                                     February 28,                     November 30,

                                             2006                                  2005

Machinery and equipment                                    $   125,788                          $  125,788

Furniture and equipment                                           796,183                              793,937

Transportation equipment                                           10,918                                10,918

Tools, dies, and masters                                           614,343                              548,846

Leasehold improvements                                          294,067                              294,067

                                         1,841,299                           1,773,556

Less:  Accumulated depreciation

           and amortization                                                 1,362,315                           1,306,318

Property and Equipment - Net                             $   478,984                       $     467,238

Depreciation expense for the three months ended February 28, 2006 and 2005 amounted to $ 55,996 and $ 83,628, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 -       INTANGIBLE ASSETS

Intangible assets consist of owned trademarks and patents for ten product lines covering thirty countries.   The cost and accumulated depreciation is as follows:

                                                                          February 28,                    November 30,

                                                                                   2006                                 2005

Patents and trademarks                                            $761,827                           $741,427

Less:  Accumulated amortization                                 172,769                             158,250

Intangible Assets - Net                                             $589,058                           $583,177

Patents are amortized on a straight-line basis over their legal life of 17 years and trademarks are adjusted to realizable value for each quarterly reporting period.  Amortization expense for the three months ended February 28, 2006 and 2005 amounted to $14,520 and $13,115, respectively.  Estimated amortization expense for each quarter of the ensuing five years through February 28, 2009 is $12,000.

NOTE 7 -      SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at  market  value.  The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at February 28, 2006 and November 30, 2005 were as follows:

                                                February 28, 2006                      November 30, 2005

Current:                              COST              MARKET               COST           MARKET

Corporate

  Obligations                  $  4,789,355       $  4,732,924         $  4,169,918     $  4,080,882

Government

   obligations

   (including mortgage

     backed securities)         2,826,040           2,821,568             2,732,192         2,726,444

Common stock                     51,649                51,960                   51,649             52,368

Mutual funds                       200,942              140,162                198,305            136,191

Other equity

   investments                        61,453                58,219                  60,335              54,141

        Total                               7,929,439           7,804,833            7,212,399         7,050,026

                                                                            -13-

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 -      SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

                                                        February 28, 2006                      November 30, 2005

                                          COST              MARKET               COST           MARKET

Non-Current:

Corporate obligations             3,287,450           3,178,785             3,040,192         2,926,098

Government obli-

  gations                                 2,775,577           2,710,640             2,526,319         2,456,724

  Preferred stock                         824,845              809,188                824,845            792,568

Other equity invest-

  ments                                      100,000              100,000                100,000            100,000

    Total                                  6,987,872           6,798,613             6,491,356         6,275,390

    Total                              $14,917,311       $14,603,446         $13,703,755     $13,325,416

NOTE 8 -      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                                           February 28,                  November 30,

                                                                   2006                              2005

                                                          (In Thousands)               (In Thousands)

a)    Media advertising                                 $1,123                      $        *

b)    Coop advertising                                    1,587                        1,372

c)    Accrued returns                                      1,317                        1,489

d)    Accrued bonuses                                           *                           784

                                                             $4,027                      $3,645

* under 5%

All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

NOTE 9 -      OTHER INCOME

Other income consists of the following:

                                                                           February 28,

                                                              2006                         2005

Interest and dividend income                      $141,699                 $102,020

Royalty income                                              14,000                     23,766

Miscellaneous                                                14,261                          165

                                                           $169,960                 $125,951

                                       CCA INDUSTRIES, INC. AND SUBSIDIARIES

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    (UNAUDITED)

NOTE 10 -    NOTES PAYABLE AND SUBORDINATED DEBENTURES

The Company has an available line of credit of $10,000,000 which was increased from $7,000,000 on May 27, 2004.  Interest is calculated at the Company’s option, either on the outstanding balance at the prime rate minus 1% or Libor plus 150 basis points.  The line of credit is unsecured and the Company must adhere to certain financial covenants pertaining to net worth and debt coverage.  The Company was not utilizing their available credit line at February 28, 2006 and November 30, 2005.  The Company has extended the line of credit through May 31, 2006.

NOTE 11 -    COMMITMENTS AND CONTINGENCIES

Litigation

The only material legal proceedings sets forth the fact that there were originally 13 cases filed in which the Company was named along with other defendants as a result of their purchasing and ingesting our diet suppressant containing phenylpropanolamine (PPA), which the Company utilized as its active ingredient in its products prior to November 2000.  Eleven cases have been dismissed with prejudice.  These cases cannot be legally reinstated.  The one case in Philadelphia in which one of the defendants filed for bankruptcy has been delayed.  The court is rendering a decision on our motion to dismiss.  We agree with independent counsel that, as concluded under the decision in Seattle,unless a plaintiff ingested a product with PPA within three days of a stroke, there can be no causation to prove that a product caused the stroke.  We feel that the case should be dismissed inasmuch as plaintiff at the deposition deposed that she took our product months before the stroke.

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 -    COMMITMENTS AND CONTINGENCIES (CONTINUED)

                    Dividends

On November 15, 2005, the board of directors declared a $0.05 per share dividend for the first quarter ending February 28, 2006.  The dividend is payable to all   shareholders of record on February 1, 2006 payable on March 1, 2006.  On February 10, 2006, the board of directors declared another $0.05 per share dividend for the second quarter ending May 31, 2006.  The dividend is payable to all shareholders of record on May 1, 2006 payable on June 1, 2006.

..

NOTE 12 -    401 (k) PLAN

The Company has adopted a 401(K) Profit Sharing Plan that all employees with over one year of service and attained age 21.  Employees may make salary reduction contributions up to twenty-five percent of compensation not to exceed the federal government limits.  The Plan allows for the Company to make discretionary contributions.  For all fiscal periods to date, the Company did not make any contributions.

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

For the three-month period ended February 28, 2006, the company had revenues of  $15,476,831 and net income of $1,070,778 after provision for taxes of $688,628.  For the same quarter in 2004, revenues were $14,814,188 and net income was $944,830 after a provision for taxes of $579,083.  Earnings per share were $.15 (diluted) for the first quarter 2006 as compared to earnings $.13 (diluted) for the first quarter 2005.  In accordance with EITF 00-14, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses.  Net sales for the first quarter of 2006 were reduced by $614,918 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. In the same period of the prior year, gross sales were reduced by $601,783 and trade promotion was credited by that amount.  These accounting adjustments under EIFT 00-14 do not affect net income.

The Company’s net sales increased from $14,688,237 for the three-month period ended February 28, 2005 to $15,306,871 for the three-month period ended February 28, 2006.  Sales returns and allowances were 4.9% of gross sales for the three-month period ended February 28, 2006 from 6.1% for the same period last year.   Gross profit margins remained relatively flat at 61.86% and 62.93% for the three months ended February 28, 2006 and 2005 respectively.

The Company’s gross sales net of returns by category were:  Skin Care $5,477,862, 33.8%; Dietary Supplement $4,708,121, 29.1%; Oral Care $3,499,929, 21.6%; Nail Care $1,233,375, 7.6%; Hair Care $709,570, 4.4%; Fragrance $491,570, 3%; and Miscellaneous $72,566, .5%; for a total of $16,192,992.  The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases.  Income before taxes is $1,759,406 as compared to $1,523,913 for the same quarter in 2005.  Returns and reserves accounted for $1,430,863 that was expensed against earnings for this quarter.  In accordance with GAAP, the Company reclassified certain advertising expenditures as a reduction of sales rather than report them as advertising expenses.  The reclassification is the adoption by the Company of the EITF 00-14 GAAP standard.  The reclassification reflects a reduction in sales for the three months ended February 28, 2006, and 2005 by $614,918 and $601,783.  The reclassification reduces the gross profit margin but does not affect the net income.

Advertising expenditures were 18.5% of sales for the three months ended February 28, 2006 vs. 21.1% for first quarter 2005.  The advertising expenditures in Fiscal 2006 reflect the change in the Company's estimate (effective with the third quarter of 2005) as to when the Company realizes a benefit from its advertising expenditures.  Fiscal 2006 reflects the actual dollars spent on advertising during the quarter while Fiscal 2005 reflects only an allocated portion of the annual advertising budget and a deferral of the balance of the actual dollars spent.  The selling, general and administrative expenses increased $481,936 to $4,874,892 from $4,393,496 in the first quarter 2005.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)

The Company’s financial position as of February 28, 2006 consists of current assets of $26,261,285 and current liabilities of $9,830,136, or a current ratio of 2.67 to 1.  Shareholders’ equity decreased from $25,999,656 as of November 30, 2005 to $24,345,654 as of February 28, 2006.  The decrease was due to the purchase and retirement of 225,000 shares, as authorized by the Board of Directors, from three officer/directors, David Edell – 100,000, Ira Berman – 100,000 and Drew Edell – 25,000.  The purchase price was $10.50 discounted from $10.82, the closing price at the close of business on the transaction date.  An additional decrease was the purchase of 8,100 shares of Treasury Stock at a cost of $64,436 during the first quarter of 2006.

The company’s long term investments as of February 28, 2006 were $6,798,613.  Assuming these long-term investments can be sold and turned into liquid assets at any time, it would result in a current ratio of 3.36 to 1.

Accounts receivable, net of reserves, were $9,290,161 as compared to $9,260,399 as of February 28, 2006 and November 30, 2005, respectively.  Inventories, net of reserves, were $5,525,273 as of February 28, 2006 as compared to $6,554,150 as of November 30, 2005.  Accounts payable and accrued expenses increased to $9,467,819 as of February 28, 2006 from $8,734,092 as of November 30, 2005.  The Company was not utilizing any of the funds available under its $10,000,000 unsecured credit line as of February 28, 2006.

ITEM 3.         QUANTITATIVE AND QUALITATIVE

                           DISCLOSURE ABOUT MARKET RISK

The Company’s financial statements record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value).  The investments are, categorically listed, in “Common Stock”,  “Mutual Funds”,  “Other Equity”, “Preferred Stock”,  “Government Obligations” and “Corporate Obligations.”  $350,341 of the Company’s $14,603,446 portfolio of investments (approximate, as at February 28, 2006) is invested in the “Common Stock” and “Other Equity” categories, and approximately $809,188 in that category are Preferred Stock holdings.  The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions; therefore, the Company does not believe that its investment-market risk is material.

ITEM 4.           CONTROLS AND PROCEDURES

With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2006.

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

Item 1.Legal Proceedings:

See Part I - Note 11 of the Financial Statements regarding litigation.

Item 4.Submission of Matters to a Vote of Security Holders:

None.

Item 5.Other Information:

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

Item 6.Exhibits and Reports on Form 8-K:

(a) Exhibits

The following reports were filed with the Securities and Exchange Commission during the three months ended November 30, 2005:

(1) Form 10K, filed on February 28, 2006 for the year ended November 30, 2005.

(2) Form 8K, filed on February 15, 2006 as a Regulation FD Disclosure regarding The Company buying back 225,000 shares of the Company’s common stock from three officers/diirectors.

(11) Computation of Earnings Per Share*

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

Date:    April 14, 2006

                                   CCA INDUSTRIES, INC.

                                   By:

                                        David Edell, Chief Executive Officer

                                   By:

                                         Ira W. Berman, Chairman of the Board

                                                                                 -20-