Form 10-Q
period 2006-05-31
CCA INDUSTRIES INC
filed 2006-07-13
CIK 721447

FORM 10-Q

 SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 31, 2006

Commission File Number 1-31643

 CCA INDUSTRIES, INC.

 (Exact Name of Registrant as Specified in its Charter)

Delaware                                                                                                                                                                                                                04-2795439

(State or other jurisdiction of                                                                                                                                                                             ( I.R.S. Employer

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

Yes   X        No ____

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes______   No     X

Common Stock, $.01 Par Value –  6,021,151 shares of as May 31, 2006

Class A Common Stock, $.01 Par Value –   967,702 shares as of May 31, 2006

                                      CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                                                         INDEX

                                                                                                                                                                                Page

                                                                                                                                                                            Number

PART I FINANCIAL INFORMATION:

Item1.  Financial Statements:

  Consolidated Balance Sheets as of

    May 31, 2006 and November 30, 2005                                                                                                           1-2

  Consolidated Statements of Income

     for the three and six months ended May 31, 2006 and 2005                                                                     3

  Consolidated Statements of Comprehensive Income

    for the three and six months ended May 31, 2006 and 2005                                                                      4

  Consolidated Statements of Cash Flows for

    the six months ended May 31, 2006 and 2005                                                                                             5

  Notes to Consolidated Financial Statements                                                                                                6-17

Item 2.Management Discussion and Analysis of

            Results of Operations and Financial Condition                                                                                  17-20

Item 3.Quantitative and Qualitative Disclosures about

            Market Risk                                                                                                                                               20

Item 4.Controls and Procedures                                                                                                                       20

PART II OTHER INFORMATION                                                                                                                    21

Item 1.Legal Proceedings

Item 4.Submission of Matters to a Vote of Security Holders

Item 5.Other Information

Item 6.Exhibits and Reports on Form 8-K

SIGNATURES                                                                                                                                                      22-27

CCA INDUSTRIES, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

A S S E T S

                                                                                                                        May 31,                   November 30,

                                                                                                                           2006                           2005

                                                                                                                     (Unaudited)

Current Assets

    Cash and cash equivalents                                                              $   2,591,886           $    3,536,542

  Short-term investments and marketable

    securities                                                                                                8,526,366                 7,050,026

  Accounts receivable, net of allowances of

       $1,211,012 and $938,712, respectively                                           10,606,203                 9,260,399

  Inventories                                                                                               6,218,636                 6,554,150

  Prepaid expenses and sundry receivables                                             644,233                    526,134

  Deferred income taxes                                                                             1,211,309                    818,948

  Prepaid income taxes and refunds due                                                               -                     165,560

    Total Current Assets                                                                          29,798,633               27,911,759

Property and Equipment, net of accumulated

   depreciation and amortization                                                                  427,496                   467,238

Intangible Assets, net of accumulated

  amortization                                                                                                577,057                  583,177

Other Assets

  Marketable securities                                                                            6,736,256                6,275,390

  Deferred taxes                                                                                              23,527                      23,419

  Other                                                                                                             47,500                     48,325

    Total Other Assets                                                                              6,807,283                6,347,134

    Total Assets                                                                                     $37,610,469            $35,309,308

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                    May 31,                   November 30,

                                                                                                    2006                           2005

                                                                                                (Unaudited)

Current Liabilities

  Accounts payable and accrued liabilities                      $11,074,065            $ 8,734,092

  Income taxes payable                                                               809,218                            -

  Dividends payable                                                                    350,662                   575,560

    Total Current Liabilities                                                     12,233,945               9,309,652

Shareholders' Equity

  Preferred stock, $1.00 par; authorized

    20,000,000 shares; none issued                                                     -                               -

  Common stock, $.01 par; authorized

    15,000,000 shares;  6,021,151 and

    6,212,055 shares issued, respectively                                      60,212                    62,121

  Class A common stock, $.01 par; authorized

    5,000,000 shares;  967,702 and 967,702 shares

    issued, respectively                                                                     9,677                      9,677

  Additional paid-in capital                                                      2,424,588               5,105,732

  Retained earnings                                                                 23,263,372             21,200,465

  Unrealized (losses) on marketable

    securities                                                                                   (381,325)               (378,339)

      Total Shareholders' Equity                                              25,376,524              25,999,656

       Total Liabilities and Shareholders' Equity                $ 37,610,469           $35,309,308

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

                                                                            Three Months Ended                           Six Months Ended

                                                                                    May 31,                                                May 31,

                                                                    2006                        2005                        2006                        2005

Revenues

    Sales of health and beauty

        aid products – Net                       $18,971,228            $18,492,442            $34,278,099            $33,180,678

    Other income                                           215,224                   123,611                   385,183                   249,563

     Total Revenues                                 19,186,452              18,616,053              34,663,282              33,430,241

Costs and Expenses

  Costs of sales                                         5,992,442                6,202,605              11,830,412              11,647,964

  Selling, general and

    administrative expenses                      5,667,014                5,734,735              10,541,906               10,128,231

 Advertising, cooperative

   and promotions                                      4,659,560               3,654,748                7,490,647                 6,753,188

  Research and development                      102,224                   169,271                   209,527                    400,799

  Provision for doubtful

    Accounts                                                  (23,077)                 178,736                     43,096                    292,717

  Interest expense                                                   -                        7,465                              -                       14,936

                                                                  16,398,163              15,947,560              30,115,588               29,237,835

Income before Provision for

    Income Taxes                                        2,788,289                2 668,493                4,547,694                  4,192,406

Provision for Income Taxes                   1,083,181                    917,838                1,771,808                 1,496,921

Net Income                                            $ 1,705,108             $ 1,750,655             $  2,775,886            $  2,695,485

Earnings per Share:

    Basic                                                          $ 0.24                      $ 0. 25                       $ 0.39                      $ 0.38

    Diluted                                                       $ 0.24                      $ 0.24                        $ 0.39                      $ 0.37

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

                                                                Three Months Ended                                Six Months Ended

                                                                              May 31,                                                May 31,

                                                                    2006                      2005                         2006                      2005

Net Income                                            $1,705,108              $1,750,655              $2,775,886              $2,695,485

Other Comprehensive Income

     (Loss)

        Unrealized holding (loss)

            on investments                               (67,460)                 (26,604)                     (2,986)                  (51,571)

(Benefit) for Income Taxes                       (26,309)                   (9,150)                     (1,165)                  (18,413)

Other Comprehensive Income

     (Loss)   - Net                                           (41,151)                (17,454)                     (1,821)                   (33,158)

Comprehensive Income                      $ 1,663,957             $ 1,733,201             $ 2,774,065             $ 2,662,327

Earnings Per Share:

Basic                                                              $ 0.24                      $ 0.24                        $ 0.40                     $ 0.37

Diluted                                                          $ 0.23                      $ 0.24                        $ 0.39                     $ 0.36

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                                               Six Months Ended

                                                                               May 31,                      May 31,

                                                                                 2006                           2005

Cash Flows from Operating Activities:

    Net income                                                                                                                                                        $  2,775,886            $  2,695,485

        Adjustments to reconcile net income to net cash

            provided by (used in) operating activities:

    Depreciation and amortization                                                                                                                             165,016                    189,286

    (Increase) in deferred income taxes                                                                                                                    (392,469)                 (168,567)

    (Increase) decrease in accounts receivable                                                                                                 (1,345,804)                    33,774

    Decrease (increase) in inventory                                                                                                                         335,514             (1,970,532)

    (Increase) decrease in prepaid expenses

        and miscellaneous receivables                                                                                                                        (118,099)                  172,699

    (Increase) in deferred advertising                                                                                                                                 -               (2,855,175)

    Decrease in prepaid income

        taxes and refunds due                                                                                                                                        165,560                   177,437

    Decrease (increase) in other assets                                                                                                                             825                    (11,052)

    Increase in accounts payable and accrued

        liabilities                                                                                                                                                            2,339,973               4,558,044

    Increase (decrease) in income taxes payable                                                                                                      809,218                   (59,888)

    (Gain) on sale of securities                                                                                                                                    (26,696)                             -

      Net Cash Provided by Operating Activities                                                                                                  4,708,923                2,761,511

Cash Flows from Investing Activities:

    Acquisition of property, plant and equipment                                                                                                 (98,754)                 (138,224)

    Acquisition of intangible assets                                                                                                                         (20,400)                   (73,965)

    Purchase of marketable securities                                                                                                                 (6,114,326)            (1,354,318)

    Proceeds from sale and maturity of  investments                                                                                          4,200,832                   571,814

        Net Cash (Used in) Investing Activities                                                                                                  (2,032,648)                 (994,693)

Cash Flows from Financing Activities:

    Purchase and retirement of common shares                                                                                                (2,653,867)                           -

    Proceeds from exercise of stock options                                                                                                             35,250                            -

    Purchase of treasury stock                                                                                                                                  (64,436)                          -

    Dividends paid                                                                                                                                                    (937,877)                 (483,715)

        Net Cash (Used in) Financing Activities                                                                                                 (3,620,930)                (483,715)

Net (Decrease) Increase in Cash                                                                                                                           (944,656)               1,283,103

Cash and Cash Equivalents at Beginning of Period                                                                                          3,536,542                 3,142,231

Cash and Cash Equivalents at End of Period                                                                                                  $2,591,886             $ 4,425,334

Supplemental Disclosures of Cash Flow Information:

      Cash paid during the period for:

             Interest                                                                                                                                                     $           -                 $      14,936

             Income taxes                                                                                                                                              1,189,500                 1,549,435

Schedule of Non Cash Financing Activities:

      Dividends declared and accrued                                                                                                                 $   712,979              $ 1,151,411

      Retirement of 8,100 and 86,703 shares of treasury stock:

             Common Stock                                                                                                                                                      81                           867

             Additional Paid-In Capital                                                                                                                             64,355                           -

             Retained Earnings                                                                                                                                                -                       148,804

See Notes to Consolidated Financial Statements

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended May 31, 2006 are not necessarily indicative of the results that may be expected for the year ended November 30, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2005.  The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation.  All such adjustments are of a normal reoccurring nature.

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Estimates and Assumptions:

The consolidated financial statements include the use of estimates, which management believes are reasonable.  The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Other Comprehensive Income:

Total comprehensive income includes changes in equity that are excluded from the consolidated statement of operations and are recorded directly into a separate section of consolidated statements of comprehensive income.  The Company’s accumulated other comprehensive income shown on the consolidated balance sheet consist of unrealized gains and losses on investment holdings net of any tax consequence.

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

Product returns that are resaleable are recorded in inventory when they are received at the lower of their original cost or market, as appropriate.  Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined.

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share:

Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the quarter.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock method” and convertible debentures using the “if-converted” method.  Common stock equivalents consist of stock options.

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

Sales Incentives:

The Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to “advertising and promotional” expense.  Had EITF 00-14 not been adopted, net sales for the six months ended May 31, 2006 and 2005 would have been $35,532,708 and $34,594,791, respectively.

Advertising Costs:

The Company’s policy for fiscal financial reporting is to charge advertising cost to operations as incurred.  During fiscal year 2005, the Company changed its estimate of future benefits it derives from its advertising expenditures and the affect it has on its allocation of advertising expense among the interim quarters.  Effective June 1, 2005, the Company expensed its advertising based on when the advertising ran.  The change in estimate affects interim reporting and had no effect on the Company’s year end earnings.

Shipping and Handling Costs:

The Company’s policy for fiscal financial reporting is to charge shipping costs as part of selling, general and administrative expense as incurred.  Freight costs included were $1,285,196, and $1,924,679 for the six months ended May 31, 2006 and 2005, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options:

The Company accounts for its stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Under APB No. 25, when the exercise price of stock options equal the market price in the underlying stock on the date of the grant, no compensation expense is recognized in the consolidated statement of operations.  In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”.    SFAS No. 123 will require future grants of stock options to employee to be recognized in the income statement based on their fair values, and is effective with reporting periods beginning after December 15, 2005 (the Company’s first quarter ending February 28, 2007).  The impact of adoption is not anticipated to be material to the Company’s financial position, results of operation or cash flow.

Recent Accounting Pronouncements:

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

The American Jobs Creation Act of 2004 (the “AJCA”) was enacted on October 22, 2004.  The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” which replaces SFAS No. 123 and supersedes APB Opinion No. 25.    Under the new standard, companies will no longer be allowed to account for stock-based compensation transactions using the intrinsic value method in accordance with APB No. 25.  Instead, companies will be required to account for such transactions using a fair value method and to recognize the expense in the statement of operations.  The adoption of SFAS 123R will require additional accounting related to the income tax effects of share-based payment arrangements and additional disclosure of their cash flow impacts.  SFAS 123R also allows, but does not require companies to restate prior periods.  In April 2005, the SEC issued a final rule that amended the effective date to the first annual reporting period that begins after December 15, 2005 (the Company’s first quarter ending February 28, 2007).  The impact of adoption is not anticipated to be material to our financial position, results of operation or cash flow.

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Job Creation Act of 2004” (“FSP 109-1”).  FSP 109-1 clarifies that the manufacturer’s deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction.  In accordance with FSP 109-1, we treat the deduction for qualified domestic manufacturing activities, which became effective beginning December 1, 2005, as a reduction of the income tax provision in future years when realized.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154).  SFAS No. 154 replaced APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statement” and establishes retrospective application as the required method for reporting a change in accounting.  The adoption of SFAS No. 154 is not expected to have an impact on our financial position, results of operation or cash flows.

NOTE 4 -      INVENTORIES

The components of inventory consist of the following:

                                                     May 31,                           November 30,

                                                      2006                                     2005

Raw materials                        $3,662,312                              $3,946,164

Finished goods                      2,556,324                                2,607,986

                                                $6,218,636                              $6,554,150

At May 31, 2006 and November 30, 2005 the Company had a reserve for obsolescence of $ 862,320 and $854,764, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 -       PROPERTY AND EQUIPMENT

The components of property and equipment consisted of the following:

                                                                                May 31,                           November 30,

                                                                                    2006                                    2005

Machinery and equipment                                 $   125,788                              $  125,788

Furniture and equipment                                         807,964                                  793,937

Transportation equipment                                         10,918                                    10,918

Tools, dies, and masters                                          628,873                                  548,846

Leasehold improvements                                         298,766                                  294,067

                                                                                   1,872,309                              1,773,556

Less:  Accumulated depreciation

           and amortization                                          1,444,813                               1,306,318

Property and Equipment – Net                          $   427,496                              $  467,238

Depreciation expense for the six months ended May 31, 2006 and 2005 amounted to $138,496 and $162,837, respectively.

NOTE 6 -       INTANGIBLE ASSETS

Intangible assets consist of owned trademarks and patents for ten product lines covering thirty countries.   The cost and accumulated amortization is as follows:

                                                                                May 31,                        November 30,

                                                                                   2006                                  2005

Patents and trademarks                                       $761,827                                 $741,427

Less:  Accumulated amortization                        184,770                                   158,250

Intangible Assets - Net                                       $577,057                                 $583,177

Patents are amortized on a straight-line basis over their legal life of 17 years and trademarks are adjusted to realizable value for each quarterly reporting period.

Amortization expense for the six months ended May 31, 2006 and 2005 amounted to $26,520 and $26,449, respectively.  Estimated amortization expense for each year of the ensuing five years through May 31, 2009 is $12,000.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 -      SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value.  The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets.  The cost and market values of the investments at May 31, 2006 and November 30, 2005 were as follows:

                                                                May 31, 2006                               November 30, 2005

Current:                                     COST                  MARKET                  COST                 MARKET

    Corporate

      Obligations                     $  4,863,934            $ 4,798,039             $  4,169,918            $  4,080,882

    Government

       obligations

       (including mortgage

        backed securities)             3,482,771                3,479,968                2,732,192                2,726,444

    Common stock                           51,649                      8,504                      51,649                     52,368

    Mutual funds                           203,528                   140,795                   198,305                   136,191

    Other equity

       Investments                            62,660                     59,060                     60,335                     54,141

          Total                                 8,664,542                8,526,366                7,212,399                7,050,026

Non-Current:

    Corporate obligations         3,229,068                3,357,609                3,040,192                2,926,098

    Government obli-

      gations                                  2,825,492                2,514,943                2,526,319                2,456,724

    Preferred stock                        824,845                   763,704                   824,845                   792,568

    Other equity invest-

       Ments                                    100,000                   100,000                   100,000                   100,000

        Total                                   6,979,405                6,736,256                6,491,356                6,275,390

        Total                               $15,643,947            $15,262,622            $13,703,755            $13,325,416

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 -      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                                                             May 31,                November 30,

                                                                             2006                             2005

                                                                    (In Thousands)          (In Thousands)

a)    Media advertising                                        $3,187                     $       *

b)    Coop advertising                                          1,672                        1,372

c)    Accrued returns                                            1,179                        1,489

d)    Accrued bonuses                                                 *                          784

                                                                                $6,038                     $3,645

* under 5%

All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

NOTE 9 -      OTHER INCOME

Other income consists of the following:

                                                                      May 31,

                                                                                     2006                        2005

Interest and dividend income                            $288,922                 $204,631

Royalty income                                                        55,304                      44,766

Realized gain on investments                                26,696                          -

Miscellaneous                                                          14,261                          166

                                                                                $385,183                 $249,563

NOTE 10 -    NOTES PAYABLE AND SUBORDINATED DEBENTURES

The Company has an available line of credit of $10,000,000 which was increased from $7,000,000 on May 27, 2004.  Interest is calculated at the Company’s option, either on the outstanding balance at the prime rate minus 1% or Libor plus 150 basis points.  The line of credit is unsecured and the Company must adhere to certain financial covenants pertaining to net worth and debt coverage.  The Company was not utilizing their available credit line at May 31, 2006 and November 30, 2005.  The Company is in the process of increasing the credit line from $10 million to $25 million.

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

We do not believe that any further litigation would be ensuing because the Statute of Limitations throughout the country provided that the case must be instituted within three to four years within the time frame in which a plaintiff had constructive notice of the product that proximately caused a stroke.  The FDA put out a news release nationally in October 2000. However, there can be no assurance that the current PPA litigation will not have a material adverse effect upon the Company’s operations.

Dividends

On November 15, 2005, the board of directors declared a $0.05 per share dividend for the first quarter ending February 28, 2006.  The dividend was paid on March 1, 2006 to all shareholders of record as of February 1, 2006.  On March 14, 2006, the board of directors declared another $0.05 per share dividend for the second quarter ending May 31, 2006.  The dividend is payable to all shareholders of record on May 1, 2006 payable on June 1, 2006.

NOTE 12 -    401(K) PLAN

The Company has adopted a 401(K) Profit Sharing Plan for which all employees with over one year of service and that have attained age 21 are eligible to join.  Employees may make salary reduction contributions up to twenty-five percent of compensation not to exceed the federal government limits.  The Plan allows for the Company to make discretionary contributions.  For all fiscal periods to date, the Company has not made any contributions.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 -    CAPITAL STOCK TRANSACTIONS

During the six months ended May 31, 2006, three officer/directors exercised in the aggregate  70,500 options, David Edell – 22,500, Ira Berman – 28,000 and Dunnan Edell – 20,000.  In addition, the Company purchased and retired an aggregate of 225,000 shares of common stock from three officer/directors, David Edell – 100,000, Ira Berman – 100,000 and Drew Edell – 25,000.  The purchase price was $10.50 discounted from $10.82, the closing price at the close of business on the transaction date.  The Company purchased 9,392 shares from Stanley Kreitman, a director, and 15,000 shares from Rami Abada, a former director, for $10.50 per share discounted from $10.70, the closing price at the close of business on the transaction date.

On March 14, 2006 the Company declared a dividend of $0.05 per share to all shareholders of record as of May 1, 2006 payable on June 1, 2006.  The Company previously declared on November 15, 2005 a dividend of $0.05 per share to all shareholders of record as of February 1, 2006 payable on March 1, 2006.  In the prior fiscal year, the Company declared on January 12, 2005 an annual dividend of $0.16 per share: $0.08 per share to all shareholders of record as of May 1, 2005 payable June 1, 2005 and $0.08 per share to all shareholders of record as of November 1, 2005 payable on December 1, 2005.

For the six months ended May 31, 2006, dividends declared but not yet due amounted to $350,662.

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

For the three-month period ended May 31, 2006, the company had revenues of $19,186,452 and net income of $1,705,108 after provision for taxes of $1,083,181.  For the same period in 2005, revenues were $18,616,053 and net income was $1,750,655 after a provision for taxes of $917,838.  The increase in the revenues was mainly due to the new Ultra diet product and the introduction of Plus White X-TRA.  The increase occurred despite the fall off in sales of the Company’s new skin care line that was launched in 2005.  Earnings per share were $0.24 (diluted) for the three-month period ended May 31, 2006 and May 31, 2005.

The Company’s net sales increased from $18,492,442 for the three-month period ended May 31, 2005 to $18,971,228 for the three-month period ended May 31, 2006.  Sales returns and allowances were 12.3% of gross sales for the three-month period ended May 31, 2006, despite an additional expense of $692,351 recorded for product returns from the Company’s launch of the new skin care line in 2005,   versus 12.99% for the same period last year.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)

Returns and reserves accounted for $2,694,258 that was expensed against earnings for this quarter.  In accordance with EITF 00-14, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses.  Net sales for the three-month period ended May 31, 2006 were reduced by $639,691 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense.  For the same period in 2005, gross sales were reduced by $812,330 and trade promotion was credited by that amount.  This accounting adjustment under EIFT 00-14 reduces the gross profit margin, but does not affect net income.

The Company’s gross sales net of returns by category for the three-month period ended May 31, 2006 were:  Skin Care $6,240,604, 31.4%; Dietary Supplement $6,433,497, 32.4%; Oral Care $4,748,408, 23.9%; Nail Care $1,575,987, 7.9%; Hair Care $724,786, 3.7%; Fragrance $379,229, 1.9%; and Miscellaneous $(240,843), (1.2)%; for a total of $19,861,668.

Gross profit margins increased to 68.4% for the three-month period ending May 31, 2006 from 66.5% for the three-month period ended May 31, 2005.  The gross profit margins increased predominately due to changes in the product mix and promotional activity.  The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases.

Advertising expenditures were 24.6% of net sales for the three-month period ended May 31, 2006 vs. 19.8% for the same period in 2005.  Effective June 1, 2005 the Company changed its estimate of the future benefit it derives from its advertising expenditures and the effect it has on its allocation of advertising expense among the interim quarters.  The change in estimate effected interim reporting only and had no effect on the Company’s year end earnings.  All of the actual advertising expenses for the three month period ended May 31, 2006 have been charged against income for the period.

Since the change in estimate became effective on June 1, 2005, the advertising expenditures for the three month period ended May 31, 2005 are reported based on the prior estimate in which the Company expensed its advertising and related costs over the interim periods based on its total expected costs per its various advertising programs for the total year.  If the Company had expensed its advertising for the three month period ended May 31, 2006 based on the prior estimate of when the benefit of its advertising is received, the net income on a pro-forma basis would have been $2,462,000, and the earnings per share would have been $0.35 (diluted).  Based on the prior estimate, advertising expenditures on a pro-forma basis would have been $3,422,000, or 18.0% of net sales for the three month period ended May 31, 2006.  Alternatively, had the Company made the change in estimate effective December 1, 2004, the advertising expense, net income and the earnings per share on a pro-forma basis for the three months ended May 31, 2005 would have been $4,285,000, $1,337,000 and $0.18, respectively.

The selling, general and administrative expenses for the three-month period ended May 31, 2006 decreased $67,721 to $5,667,014 from $5,734,735 for the same period in 2005.  This was in part due to a reduction of freight-out expense.  The Company renegotiated the freight rates with its carriers, which took full effect in the second quarter of 2006.

For the six-month period ended May 31, 2006, the company had revenues of $34,663,282 and net income of $2,775,886 after provision for taxes of $1,771,808.  For the same six-month period in 2005, revenues were $33,430,241 and net income was $2,695,485 after a provision for taxes of $1,496,921.  Earnings per share was $0.39 (diluted) for the six-month period ended May 31, 2006 as compared to earnings of $0.37 (diluted) for the same period in 2005.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)

The Company’s net sales increased from $33,180,678 for the six-month period ended May 31, 2005 to $34,278,099 for the six-month period ended May 31, 2006.  Sales returns and allowances were 10.2% of gross sales for the six-month period ended May 31, 2006, despite an additional expense $692,351 recorded for   product returns from the Company’s launch of a new skin care line in 2005, versus 9.05% for the same period last year.

Returns and reserves accounted for $3,951,436 that was expensed against earnings for this six-month period. In accordance with EITF 00-14, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses.  Net sales for the six-month period ended May 31, 2006 were reduced by $1,254,609 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. For the same period in 2005, gross sales were reduced by $1,414,113 and trade promotion was credited by that amount.  This accounting adjustment under EIFT 00-14 reduces the gross profit margin but does not affect net income.

The Company’s gross sales net of returns by category for the six-month period ended May 31, 2006 were:  Skin Care $11,718,465, 32.5%; Dietary Supplement $11,141,618, 30.9%; Oral Care $8,248,338, 22.9%; Nail Care $2,809,362, 7.8%; Hair Care $1,434,356, 4.0%; Fragrance $870,799, 2.4%; and Miscellaneous $(164,239), (0.5)%; for a total of $36,058,699.

Gross profit margins increased to 65.5% for the six-month period ending May 31, 2006 from 64.9% for the six-month period ended May 31, 2005.  The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases.

Advertising expenditures were 21.9% of sales for the six-month period ended May 31, 2006 vs. 20.4% for the same period in 2005.  Effective June 1, 2005 the Company changed its estimate of the future benefit it derives from its advertising expenditures and the effect it has on its allocation of advertising expense among the interim quarters.  The change in estimate effected interim reporting only and had no effect on the Company’s year end earnings.  All of the actual advertising expenses for the six month period ended May 31, 2006 have been charged against income for the period.  Since the change in estimate became effective on June 1, 2006, the advertising expenditures for the six month period ended May 31, 2005 are reported based on the prior estimate in which the Company expensed its advertising and related costs over the interim periods based on its total expected costs per its various advertising programs for the total year.  If the Company had expensed its advertising for the six month period ended May 31, 2006 based on the prior estimate, the net income on a pro-forma basis would have been $3,145,000, and the earnings per share would have been $0.44 (diluted).  Based on the prior estimate, advertising expenditures on a pro-forma basis would have been $6,886,000, or 20.1% of net sales for the six month period ended May 31, 2006. Alternatively, had the Company made the change in estimate effective December 1, 2004, the advertising expense, net income and the earnings per share on a pro-forma basis for the six months ended May 31, 2005 would have been $9,608,000, $902,000 and $0.12, respectively.

The selling, general and administrative expenses for the six-month period ended May 31, 2006 increased $413,675 to $10,541,906 from $10,128,231 for the same period in 2005.    The increase was due mostly to an increase in personnel cost.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)

The Company’s financial position as of May 31, 2006 consists of current assets of $29,798,633 and current liabilities of $12,233,945 or a current ratio of 2.44 to 1.  Shareholders’ equity decreased from $25,999,656 as of November 30, 2005 to $25,376,524 as of May 31, 2006.  The decrease was due to the purchase and retirement of 225,000 shares, as authorized by the Board of Directors, from three officer/directors, David Edell – 100,000, Ira Berman – 100,000 and Drew Edell – 25,000.  The purchase price was $10.50 discounted from $10.82, the closing price at the close of business on the transaction date.  In addition, the Company purchased 9,392 shares from Stanley Kreitman, a director, and 15,000 shares from Rami Abada, a former director, for $10.50 per share discounted from $10.70, the closing price at the close of business on the transaction date.  An additional decrease was the retirement in the second quarter of 8,100 shares of Treasury Stock that was purchased at a cost of $64,436 during the first quarter of 2006.  These share purchases and retirements totaled $2,683,052, which was offset in part by the Company’s net income and stock options exercised during the six months ended May 31, 2006.

The Company’s long term investments as of May 31, 2006 were $6,736,256.  Assuming these long-term investments can be sold and turned into liquid assets at any time, it would result in a current ratio of 2.99 to 1.

Accounts receivable, net of reserves, were $10,606,203 and $9,260,399 as of May 31, 2006 and November 30, 2005, respectively.  Inventories, net of reserves, were $6,218,636 as of May 31, 2006 as compared to $6,554,150 as of November 30, 2005.  Accounts payable and accrued expenses increased to $12,233,945 as of May 31, 2006 from $9,309,652 as of November 30, 2005.  The increase was primarily due to an increase in accrued media advertising expense and the recording of income tax payable.  The Company was not utilizing any of the funds available under its $10,000,000 unsecured credit line as of May 31, 2006.

ITEM 3.     QUANTITATIVE AND QUALITATIVE

                    DISCLOSURE ABOUT MARKET RISK

The Company’s financial statements record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value).  The investments are, categorically listed, in “Common Stock”,  “Mutual Funds”,  “Other Equity”, “Preferred Stock”,  “Government Obligations” and “Corporate Obligations.”  $348,359 of the Company’s $15,262,622 portfolio of investments is invested in the “Common Stock” and “Other Equity” categories, and approximately $763,704 is Preferred Stock holdings.  The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions; therefore, the Company does not believe that its investment-market risk is material.

ITEM 4.       CONTROLS AND PROCEDURES

With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2006.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) subsequent to the date the controls were evaluated that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

CCA INDUSTRIES, INC.

 PART II OTHER INFORMATION

Item 1.Legal Proceedings:

See Part I - Note 11 of the Financial Statements regarding litigation.

Item 4.Submission of Matters to a Vote of Security Holders:

Our annual meeting of shareholders was held on June 21, 2006 in New York, New York.  At the meeting the following persons were elected directors: Dunnan Edell (4,229,271 votes for and 20,822 votes withheld), Dr. Gio Batta Gori (4,228,771 votes for and 21,322 votes withheld) and Robert Lage (4,207,155 votes for and 42,938 votes withheld).

The shareholders approved the appointment of KGS LLP as the Company’s independent certified public accountants for the fiscal year ending November 30, 2006 (4,234,996 votes for, 9,847 votes against and 5,230 votes abstained).

Item 5.Other Information:

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

Item 6.Exhibits and Reports on Form 8-K:

(a) Exhibits

The following reports were filed with the Securities and Exchange Commission during the three months ended May 31, 2006:

(1)  Form 10Q, filed on April 14, 2006 for the quarter ended February 28, 2006

(2) Form 8K, filed on May 4, 2006 as a Regulation FD Disclosure regarding The Company buying back 24,392 shares of the Company’s common stock from a director and a former director.

(11) Computation of Earnings Per Share*

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

Date:   July 13, 2006

                                   CCA INDUSTRIES, INC.

                                   By:

                                         David Edell, Chief Executive Officer

                                   By:

                                         Ira W. Berman, Chairman of the Board

                                                                                - 22-