Form 10-Q
period 2006-08-31
CCA INDUSTRIES INC
filed 2006-10-10
CIK 721447

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 2006

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X        No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes___   No     X

Common Stock, $.01 Par Value –  6,034,951 shares of as August 31, 2006

Class A Common Stock, $.01 Par Value –   967,702 shares as of August 31, 2006

CCA INDUSTRIES, INC. AND SUBSIDIARIES

 INDEX

                                                                                                                      Page

                                                                                                                    Number

PART I FINANCIAL INFORMATION:

Item1.  Financial Statements:

  Consolidated Balance Sheets as of

    August 31, 2006 and November 30, 2005                                                     1-2

  Consolidated Statements of Income

    for the three months and nine months

    ended August 31, 2006 and 2005                                                                      3

  Consolidated Statements of Comprehensive Income

    for the three months and nine months

    ended August 31, 2006 and 2005                                                                      4

  Consolidated Statements of Cash Flows for

    the nine months ended August 31, 2006 and 2005                                              5

  Notes to Consolidated Financial Statements                                                    6-18

Item 2. Management Discussion and Analysis of

  Results of Operations and Financial

  Condition                                                                                                     18-21

Item 3. Quantitative and Qualitative Disclosures about

  Market Risk                                                                                                      21

Item 4. Controls and Procedures                                                                         21

PART II OTHER INFORMATION                                                                   22

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security

  Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES                                                                                                23-27

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

A S S E T S

                                                                                    August 31,                November 30,

                                                                                         2006                           2005

                                                                                                                       (Unaudited)

Current Assets

   Cash and cash equivalents                                                       $  2,817,245                $  3,536,542

   Short-term investments and marketable
       securities                                                                                8,917,972                    7,050,026

   Accounts receivable, net of allowances of

       $905,454 and $938,712, respectively                                     8,731,530                    9,260,399

   Inventories                                                                                  7,675,384                    6,554,150

   Prepaid expenses and sundry receivables                                        563,630                       526,134

   Deferred income taxes                                                                1,175,645                       818,948

   Prepaid income taxes and refunds due                                                        -                       165,560

       Total Current Assets                                                             29,881,406                  27,911,759

Property and Equipment, net of accumulated

   depreciation and amortization                                                         435,264                       467,238

Intangible Assets, net of accumulated

   amortization                                                                                   505,663                       583,177

Other Assets

   Marketable securities                                                                  6,385,084                    6,275,390

   Deferred taxes                                                                                 28,934                         23,419

   Other                                                                                              47,500                          48,325

   Total Other Assets                                                                      6,461,518                    6,347,134

   Total Assets                                                                            $37,283,851                $35,309,308

   See Notes Consolidated to Financial Statements.

                                                                             -1-

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                   August 31,               November 30,

                                                                                                         2006                            2005

                                                                                                   (Unaudited)

Current Liabilities

   Accounts payable and accrued liabilities                                  $  9,301,432                $  8,734,092

   Income tax payable                                                                        616,268                                  -

   Dividends payable                                                                          489,220                       575,560

       Total Current Liabilities                                                         10,406,920                    9,309,652

Shareholders' Equity

   Preferred stock, $1.00 par; authorized

       20,000,000 shares; none issued                                                             -                                  -

   Common stock, $.01 par; authorized

       15,000,000 shares; 6,034,951 and

           6,212,055 shares issued, respectively                                       60,349                         62,121

   Class A common stock, $.01 par; authorized

       5,000,000 shares; 967,702 shares issued                                       9,677                           9,677

   Additional paid-in capital                                                             2,332,487                    5,105,732

   Retained earnings                                                                      24,701,628                  21,200,465

   Unrealized (losses) on marketable

       securities                                                                           (227,210)              (378,339)

       Total Shareholders' Equity                                                    26,876,931                  25,999,656

       Total Liabilities and Shareholders' Equity                             $37,283,851                $35,309,308

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

                                                         Three Months Ended                           Nine Months Ended

                                                                  August 31,                                            August 31,

                                                        2006                      2005                      2006                    2005

Revenues

     Sales of health and beauty

          aid products - Net          $16,104,048         $15,064,845             $50,382,147       $48,245,523

     Other income                              208,516                160,045                    593,699              409,608

                                                  16,312,564           15,224,890               50,975,846         48,655,131

Costs and Expenses

Costs of sales                               4,894,644             5,661,245               16,725,056         17,309,209

Selling, general and

  administrative

       expenses                               5,988,578             5,737,522               16,530,484         15,865,753

     Advertising, cooperative

       and promotions                     2,329,334             3,561,093                 9,819,981         10,314,281

Research and development              156,850                194,642                    366,377              595,441

Provision for doubtful

  accounts                                         11,858       (25,304)                     54,954              267,413

Interest expense                                       68                    4,976                             68                19,912

                                                  13,381,332          15,134,174                43,496,920         44,372,009

Income before Provision for

   Income Taxes                            2,931,232                 90,716                 7,478,926            4,283,122

Provision for Income Taxes           1,003,756               481,550                 2,775,564            1,978,471

Net Income or (Loss)                $ 1,927,476        ($    390,834)             $  4,703,362       $  2,304,651

Earnings (Loss) per Share:

Basic                                                    $.28                    ($.05)                          $.67                    $.32

     Diluted                                             $.27                    ($.05)                          $.66                    $.31

Cash Dividends Declared per

    Share                                                $.07                     $.00                           $.17                     $.16

See Notes to Consolidated Financial Statements.

                                                                              -3-

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

                                                           Three Months Ended                               Nine Months Ended

                                                                   August 31,                                               August 31,

                                                           2006                      2005                   2006                  2005

Net Income (Loss)                         $1,927,476              ($390,834)          $4,703,362      $2,304,651

Other Comprehensive Income

Unrealized holding gains

        (losses) on investments                 154,115                   35,959                151,129    (15,612)

Provision (Benefit) for

     Income Taxes                                   60,749                   12,168                   59,584    (6,245)

Other Comprehensive Income

     (Loss) - Net                                     93,366                   23,791                   91,545    (9,367)

Comprehensive Income (Loss)        $2,020,842              ($367,043)           $4,794,907     $2,295,284

Earnings Per Share:

Basic                                                    $.29                      ($.05)                     $.68                 $.32

Diluted                                                  $.29                      ($.05)                     $.67                 $.31

See Notes to Consolidated Financial Statements.

                                                                             -4-

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                                                                              Nine Months Ended

                                                                                                    August 31,                     August 31,

                                                                                                        2006                              2005

Cash Flows from Operating Activities:

     Net income                                                                          $4,703,362                   $2,304,651

     Adjustments to reconcile net income

          to net cash provided by operating activities:

               Depreciation and amortization                                          206,007                        281,477

               Impairment of intangible assets                                           59,509                                   -

               (Gain) on sale of securities                                         (32,354)                                   -

               (Increase) in deferred income taxes                           (356,697)               (117,094)

               Decrease in accounts receivable                                       528,869                          72,351

               (Increase) in inventory                                               (1,121,234)               (895,804)

               (Increase) decrease in prepaid expenses and

                 miscellaneous receivables                                        (37,496)                       251,408

               Decrease (increase) in prepaid income taxes

                 and refunds due                                                             165,560                 (467,769)

               (Decrease) in other assets                                         (4,690)                (10,914)

               Increase in accounts payable and accrued

                 liabilities                                                                        567,340                         466,293

               Increase (decrease) in income taxes payable                    616,268                  (        59,888

    Net Cash Provided by Operating Activities                              5,294,444                      1,824,711

Cash Flows from Investing Activities:

     Acquisition of property, plant and equipment                       (134,279)                (171,600)

     Acquisition of intangible assets                                            (21,749)                (107,343)

     Purchase of marketable securities                                        (8,306,466)                (2,404,512)

     Proceeds from sale and maturity of

          marketable securities                                                         6,512,308                     1,246,814

     Net Cash (Used in) Investing Activities                                (1,950,186)                 (1,436,641)

Cash Flows from Financing Activities:

     Purchase and retirement of common shares                          (2,822,766)                                  -

     Proceeds from exercise of stock options                                      47,750                                    -

     Purchase of treasury stock                                                                    -                                    -

     Repurchase of matured subordinated debenture                                    -                   (497,656)

     Dividends paid                                                                       1,288,539                  (  1,059,275

     Net Cash (Used in) Financing Activities                               (4,063,555)                 (1,556,931)

Net (Decrease) in Cash                                                          (719,297)                  (1,168,861)

Cash and Cash Equivalents at Beginning

     of Period                                                                               3,536,542                      3,142,230

Cash and Cash Equivalents at End

     of Period                                                                              $2,817,245                   $1,973,371

Supplemental Disclosures of Cash Flow

     Information:

          Cash paid during the period for:

               Interest                                                                       $            68                   $     19,912

               Income taxes                                                                2,512,853                     2,225,685

Supplemental Disclosures of Non-Cash Transactions:

     Dividends declared and accrued                                            $1,202,199                   $1,151,411

     Cancellation of treasury stock

          Common stock                                                                            193                               867

          Additional paid-in capital                                                          7,450                          71,704

          Retained earnings                                                                 161,256                          77,100

     Total Non Cash Financing Activities                                     $1,371,098                   $1,301,082

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended August 31, 2006 are not necessarily indicative of the results that may be expected for the year ended November 30, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2005.  The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation.  All such adjustments are of a normal reoccurring nature.

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

Accounts Receivable:

Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible accounts.  Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due.  Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition.  Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised.  Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts.  The Company generally does not require collateral for trade receivables

Inventories:

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

\

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

Sales Incentives:

The Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to “advertising and promotional” expense.  Had EITF 00-14 not been adopted, net sales for the nine months ended August 31, 2006 and 2005 would have been $52,390,246 and $50,546,871 respectively.

Advertising Costs:

The Company’s policy for fiscal financial reporting is to charge advertising cost to operations as incurred.  During fiscal year 2005, the Company changed its estimate of future benefits it derives from its advertising expenditures and the affect it has on its allocation of advertising expense among the interim quarters.  Effective June 1, 2005, the Company expensed its advertising based on when the advertising ran.  The change in estimate affected interim reporting in fiscal year 2005 and had no effect on the Company’s year end earnings for fiscal 2005.

Shipping and Handling Costs:

The Company’s policy for fiscal financial reporting is to charge shipping costs as part of selling, general and administrative expense as incurred.  Freight costs included were $1,948,545, and $2,859,153 for the nine months ended August 31, 2006 and 2005, respectively.

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

NOTE 4 -      INVENTORIES

The components of inventory consist of the following:

                                                    August 31,                        November 30,

                                                        2006                                    2005

Raw materials                            $4,749,758                           $3,946,164

Finished goods                             2,925,626                             2,607,986

                                                 $7,675,384                            $6,554,150

At August 31, 2006 and November 30, 2005, the Company had a reserve for obsolescence of $791,084 and $854,764, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 -       PROPERTY AND EQUIPMENT

The components of property and equipment consisted of the following:

                                                                               August 31,                     November 30,

                                                                                    2006                               2005

Machinery and equipment                                    $   140,123                          $  125,788

Furniture and equipment                                           815,517                              793,937

Transportation equipment                                           10,918                                10,918

Tools, dies, and masters                                           640,874                              548,846

Leasehold improvements                                          300,402                              294,067

                                                                            1,907,834                           1,773,556

Less:  Accumulated depreciation

           and amortization                                        1,472,570                           1,306,318

Property and Equipment - Net                            $   435,264                          $  467,238

Depreciation expense for the nine months ended August 31, 2006 and 2005 amounted to $184,996 and $138,496, respectively.

NOTE 6 -       INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                                               August 31,                     November 30,

                                                                                   2006                                  2005

Patents and trademarks                                            $653,669                           $741,427

Less:  Accumulated amortization                                 148,006                             158,250

Intangible Assets - Net                                             $505,663                           $583,177

Patents are amortized on a straight-line basis over their legal life of seventeen years and trademarks are adjusted to realizable value for each quarterly reporting period.

Amortization expense for the nine months ended August 31, 2006 and 2005 amounted to $21,011 and $26,520, respectively.  Estimated amortization expense for each year of the ensuing five years through August 31, 2010 is $12,000.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 -      SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value.  The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets.  The cost and market values of the investments at August 31, 2006 and November 30, 2005 were as follows:

                                                     August  31, 2006                         November 30, 2005

                                                COST              MARKET               COST           MARKET

Current:

Corporate obligations         $  5,307,501       $  5,280,946         $  4,169,918     $  4,080,882

Government obligations

   (including mortgage

     backed securities)             3,367,174           3,382,650              2,732,192         2,726,444

Common stock                           51,649                50,088                   51,649              52,368

Mutual funds                             206,289              143,168                 198,305            136,191

Other equity investments             63,962                 61,120                  60,335               54,141

    Total Current                     8,996,575            8,917,972             7,212,399          7,050,026

Non-Current:

Corporate obligations             2,883,814           3,037,013             3,040,192          2,926,098

Government obligations          2,725,032           2,451,347             2,526,319          2,456,724

Preferred stock                         824,845              796,724                824,845             792,568

Other equity investments            100,000              100,000                100,000             100,000

    Total Non-current              6,533,691            6,385,084             6,491,356         6,275,390

    Total                              $15,530,266       $15,303,056         $13,703,755      $13,325,416

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

  NOTE 8 -     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                                              August 31,                November 30,

                                                                   2006                          2005

                                                           (In Thousands)            (In Thousands)

a)    Media advertising                               $  2,345                     $         *

b)    Coop advertising                                    1,572                        1,372

c)    Accrued returns                                      1,220                        1,489

d)    Accrued bonuses                                       660                           784

                                                                  $ 5,797                     $ 3,645

* under 5%

All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

NOTE 9 -      OTHER INCOME

Other income consists of the following:

                                                                                  August 31,

                                                                     2006                        2005

Interest and dividend income                      $460,322                 $326,438

Royalty income                                              87,249                     77,455

Realized gain on investment                            32,354                              -

Miscellaneous                                                13,774                        5,715

                                                                  $593,699                 $406,608

NOTE 10 -    NOTES PAYABLE

The Company has an available line of credit of $25,000,000 which was increased from $7,000,000 on May 27, 2004.  Interest is calculated at the Company’s option, either on the outstanding balance at the prime rate minus 1% or Libor plus 150 basis points.  The line of credit is unsecured and the Company must adhere to certain financial covenants pertaining to net worth and debt coverage.  The Company was not utilizing their available credit line at August 31, 2006 and November 30, 2005.

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

Dividends

On November 15, 2005, the board of directors declared a $0.05 per share dividend for the first quarter ending February 28, 2006.  The dividend was paid on March 1, 2006 to all shareholders of record as of February 1, 2006.  On March 14, 2006, the board of directors declared another $0.05 per share dividend for the second quarter ending May 31, 2006.  The dividend was paid on June 1, 2006 to all shareholders of record as of May 1, 2006.  On June 29, 2006, the board of directors declared a $0.07 per share dividend for the third quarter ending August 31, 2006.  The dividend is payable to all shareholders of record as of August 1, 2006 and payable on September 1, 2006.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 -    401(K) PLAN

The Company has adopted a 401(K) Profit Sharing Plan that covers union and non-union employees with over one year of service and attained age 21.  Employees may make salary reduction contributions up to twenty-five percent of compensation not to exceed the federal government limits.  The Plan allows for the Company to make discretionary contributions.  For all fiscal periods to date, the Company has not made any contributions

NOTE 13 -    CAPITAL STOCK TRANSACTIONS

During the nine months ended August 31, 2006, three officer/directors and one director exercised in the aggregate 95,500 options, the officer/directors David Edell – 22,500, Ira Berman – 28,000 and Dunnan Edell – 20,000, the director Jack Polak – 25,000.  In addition, the Company purchased and retired an aggregate of 225,000 shares of common stock from three officer/directors, David Edell – 100,000, Ira Berman – 100,000 and Drew Edell – 25,000.  The purchase price was $10.50 discounted from $10.82, the closing price at the close of business on the transaction date.  The Company purchased 9,392 shares from Stanley Kreitman, a director, and 15,000 shares from Rami Abada, a former director, for $10.50 per share discounted from $10.70, the closing price at the close of business on the transaction date.

On June 29, 2006, the board of directors declared a $0.07 per share dividend for the third quarter ending August 31, 2006.  The dividend is payable to all shareholders of record as of August 1, 2006 and payable on September 1, 2006.  The board previously declared on March 14, 2006 a dividend of $0.05 per share to all shareholders of record as of May 1, 2006 payable on June 1, 2006 and on November 15, 2005 a dividend of $0.05 per share to all shareholders of record as of February 1, 2006 payable on March 1, 2006.  In the prior fiscal year, the board declared on January 12, 2005 an annual dividend of $0.16 per share: $0.08 per share to all shareholders of record as of May 1, 2005 payable June 1, 2005 and $0.08 per share to all shareholders of record as of November 1, 2005 payable on December 1, 2005.

For the nine months ended August 31, 2006, dividends declared but not yet due amounted to $489,220.

NOTE 14 – SUBSEQUENT EVENTS

On October 5, 2006, the Company’s board of directors declared a dividend of $0.07 per share to all shareholders of record as of November 1, 2006 and payable on December 1, 2006.

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

For the three-month period ended August 31, 2006, the company had revenues of $16,312,564 and net income of $1,927,476 after provision for taxes of $1,003,756.  For the same period in 2005, revenues were $15,224,890 and net loss was $ (390,834) after a provision for taxes of $481,550.  The increase in the revenues was mainly due to increased sales of Plus White X-TRA, Bikini Zone and the launch of Pound X, a new dietary supplement product.  The increase in the net income for the three month period ended August 31, 2006 was mainly due to advertising expense that was $825,172 less than the same period in 2005, no returns of Denise Austin skin care product versus $1,191,330 for the same three month period in 2005, and a reduction in freight out expense of $228,516 from the third quarter of last year.  Earnings per share were $0.27 and $ (.05) (diluted) for the three-month period ended August 31, 2006 and 2005, respectively.

The Company’s net sales increased from $15,064,845 for the three-month period ended August 31, 2005 to $16,104,048 for the three-month period ended August 31, 2006.  Sales returns, allowances and discounts were 11.7% of gross sales for the three-month period ended August 31, 2006, versus 18.1% for the same period last year primarily due to the fall off of returns from the unsuccessful launch of the Company’s new Denise Austin skin care line in 2005.

Returns and reserves accounted for $1,934,708 that was expensed against earnings for this quarter.  In accordance with EITF 00-14, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses.  Net sales for the three-month period ended August 31, 2006 were reduced by $753,490 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense.  For the same period in 2005, gross sales were reduced by $477,627 and trade promotion was credited by that amount.  This accounting adjustment under EIFT 00-14 reduces the gross profit margin, but does not affect net income.

The Company’s gross sales net of returns by category for the three-month period ended August 31, 2006 were:  Skin Care $5,591,721, 32.6%; Dietary Supplement $4,628,096, 27.0%; Oral Care $4,179,209, 24.4%; Nail Care $1,522,510, 8.9%; Hair Care $653,360, 3.8%; Fragrance $391,725, 2.3%; and Miscellaneous $175,108, (1.0)%; for a total of $17,141,729.

Gross profit margins increased to 69.6% for the three-month period ending August 31, 2006 from 62.4% for the three-month period ended August 31, 2005.  The gross profit margins increased predominately due to changes in the product mix and promotional activity, as well as the effect of the reserve for returns of the Denise Austin products during the third quarter of 2005.  The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

                     OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED)

                    (CONTINUED)

Advertising expenditures were 14.5% of net sales for the three-month period ended August 31, 2006 vs. 23.6% for the same period in 2005.  Effective June 1, 2005 the Company changed its estimate of the future benefit it derives from its advertising expenditures and the effect it has on its allocation of advertising expense among the interim quarters so that the expense is now charged as incurred.  Previously the Company had expensed its advertising based on an estimate of its total expected costs for its various advertising programs for the entire year allocated over the interim quarters.

Since the change in estimate became effective on June 1, 2005, the advertising expenditures for the three month period ended August 31, 2005 were increased by $1,929,208 to account for the effects that the change in estimate had in the year to date results.  Therefore the decrease is mainly due to the deferred advertising expensed in the third quarter of 2005 as compared to no deferred advertising being expensed in 2006.

The selling, general and administrative expenses for the three-month period ended August 31, 2006 increased $251,056 to $5,988,578 from $5,737,522 for the same period in 2005.  This was primarily to due to increases in personnel and contribution of inventory offset in part by a reduction of freight-out expense.  The contribution of inventory results in a tax benefit to the Company which reduces the tax provision. The Company renegotiated the freight rates with its carriers, which took full effect in the second quarter of 2006.

For the nine-month period ended August 31, 2006, the company had revenues of $50,975,846 and net income of $4,703,362 after provision for taxes of $2,775,564.  For the same nine-month period in 2005, revenues were $48,655,131 and net income was $2,304,651 after a provision for taxes of $1,978,471.  The increase in the net income for the nine month period ended August 31, 2006 was mainly due to advertising expense that was $494,300 less than the same period in 2005, returns of Denise Austin skin care product that were $861,443 less than the same nine month period in 2005, and a reduction in freight out expense of $910,608 from the nine months ended August 31,2005 as a result of the renegotiation of the Company’s freight contracts.  Earnings per share was $0.66 (diluted) for the nine-month period ended August 31, 2006 as compared to earnings of $0.31 (diluted) for the same period in 2005.

The Company’s net sales increased from $48,245,523 for the nine-month period ended August 31, 2005 to $50,382,147 for the nine-month period ended August 31, 2006.  Sales returns, allowances and discounts were 11.4% of gross sales for the nine-month period ended August 31, 2006, versus 14.1% for the same period last year.  This decrease was due again to the increased provision for returns of the Denise Austin skin care line during the nine month period ended August 31, 2005.

Returns and reserves accounted for $5,886,144 that was expensed against earnings for this nine-month period ended August 31, 2006. In accordance with EITF 00-14, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses.  Net sales for the nine-month period ended August 31, 2006 were reduced by $2,008,099 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. For the same period in 2005, gross sales were reduced by $1,891,740 and trade promotion was credited by that amount.  This accounting adjustment under EIFT 00-14 reduces the gross profit margin but does not affect net income.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

                     OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED)

                    (CONTINUED)

The Company’s gross sales net of returns by category for the nine-month period ended August 31, 2006 were:  Skin Care $17,216,821, 32.3%; Dietary Supplement $15,680,945, 29.5%; Oral Care $12,361,829, 23.2%; Nail Care $4,309,488, 8.1%; Hair Care $2,076,288, 3.9%; Fragrance $1,255,585, 2.4%; and Miscellaneous $299,472, 0.6%; for a total of $53,200,428.

Gross profit margins increased to 66.8% for the nine-month period ending August 31, 2006 from 64.1% for the nine-month period ended August 31, 2005 due to changes in product mix, promotional activity and the effect of the reserve for returns of Denise Austin during 2005.  The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases.

Advertising expenditures were 19.5% of net sales for the nine-month period ended August 31, 2006 vs. 21.4% for the same period in 2005.

The selling, general and administrative expenses for the nine-month period ended August 31, 2006 increased $664,731 to $16,530,484 from $15,865,753 for the same period in 2005.    The increase was due mostly to increases in personnel, contributions of inventory and printing costs offset in part by a reduction in freight out expense.  The contribution of inventory results in a tax benefit to the Company which reduces the tax provision. The Company renegotiated the freight rates with its carriers, which took full effect in the second quarter of 2006.

The Company’s financial position as of August 31, 2006 consists of current assets of $29,881,406 and current liabilities of $10,406,920 or a current ratio of 2.87 to 1.  Shareholders’ equity increased to $26,876,931 as of August 31, 2006 from $25,999,656 as of November 30, 2005.  The increase was due to the Company’s net income and stock options exercised during the six months ended August 31, 2006, offset by the following decreases: (1) the purchase and retirement of 225,000 shares, as authorized by the Board of Directors, from three officer/directors, David Edell – 100,000, Ira Berman – 100,000 and Drew Edell – 25,000 (the purchase price was $10.50 discounted from $10.82, the closing price at the close of business on the transaction date),  (2) the Company purchased 9,392 shares from Stanley Kreitman, a director, and 15,000 shares from Rami Abada, a former director, for $10.50 per share discounted from $10.70, the closing price at the close of business on the transaction date.  Additional decreases were the retirement in the second quarter of 8,100 shares of Treasury Stock that was purchased at a cost of $64,436 during the first quarter of 2006 and the purchase and retirement in the third quarter of 11,200 shares of Treasury Stock that was purchased at a cost of $104,463.  The company’s long term investments as of August 31, 2006 were $6,385,084.  Assuming these long-term investments can be sold and turned into liquid assets at any time, it would result in a current ratio of 3.49 to 1.

Accounts receivable, net of reserves, were $8,731,530 and $9,260,399 as of August 31, 2006 and November 30, 2005, respectively.  Inventories, net of reserves, were $7,675,384 as of August 31, 2006 as compared to $6,554,150 as of November 30, 2005.  Inventory increased due to management increasing safety stock levels and the introduction of Pound X, the Company’s new dietary supplement product.  The Pound X inventory was first delivered in the last month of the quarter ended August 31, 2006, with most of it scheduled to be shipped out to customers in the beginning of the fourth quarter of 2006.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

                     OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED)

                     (CONTINUED)

Accounts payable and accrued expenses increased to $10,406,920 as of August 31, 2006 from $9,309,652 as of November 30, 2005.  The increase was primarily due to an increase in accrued media advertising expense and the recording of income tax payable.  The Company was not utilizing any of the funds available under its $25,000,000 unsecured credit line as of August 31, 2006.

ITEM 3.     QUANTITATIVE AND QUALITATIVE

                    DISCLOSURE ABOUT MARKET RISK

The Company’s financial statements record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value).  The investments are, categorically listed, in “Common Stock”,  “Mutual Funds”,  “Other Equity”, “Preferred Stock”,  “Government Obligations” and “Corporate Obligations.”  $211,208 of the Company’s $15,303,056 portfolio of investments is invested in the “Common Stock” and “Other Equity” categories, and approximately $796,724 is Preferred Stock holdings.  The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions; therefore, the Company does not believe that its investment-market risk is material.

ITEM 4.       CONTROLS AND PROCEDURES

With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2006.

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

Item 5. Other Information:

Owners of Common Stock and owners of Class A Common Stock are entitled to one vote for each share of stock held, and the voting and other rights of each class are equivalent except in respect to the election of directors.

In respect to the election of directors, the Class A Common Stock shareholders have the right to elect four directors and the Common Stock shareholders have the right to elect three.  (In consequence, no proposal to alter or change the right of Class A Common Stock shareholders to elect a majority of directors could be effectively voted unless a separate majority of Class A Common Stock shares were voted therefore.)

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits

The following reports were filed with the Securities and Exchange Commission during the three months ended August 31, 2006:

(1)  Form 10Q, filed on July 13, 2006 for the quarter ended May 31, 2006

(2) Form 8K, filed on July 26, 2006 regarding correspondence from Costa Brava Partnership III, LP and the Company’s response thereto.

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

Date:  October 10, 2006

                                   CCA INDUSTRIES, INC.

                                   By:

                                        David Edell, Chief Executive Officer

                                   By:

                                         Ira W. Berman, Chairman of the Board

                                                                                                                                                                        Exhibit 11

                                                    CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                                   COMPUTATION OF EARNINGS PER SHARE

                                                                          (UNAUDITED)

                                                                             Three Months Ended                            Six Months Ended

                                                                                       August 31,                                     August 31,

                                                                                 2006                     2005                      2006             2005

Item 6.

Weighted average shares outstanding -

  Basic                                                                   6,981,224               7,219,152          7,048,902          7,132,137

Net effect of dilutive stock

  options--based on the

  treasury stock method

  using average market  price                                        98,034                          -                108,199             194,301

Weighted average shares outstanding -

  Diluted                                                                 7,079,258               7,219,152          7,157,101          7,326,438

Net Income                                                          $1,927,476              ($ 390,834)       $4,703,362       $2,304,651

Per share amount

  Basic                                                                          $0.28                      ($0.05)               $0.67                 $0.32

  Diluted                                                                        $0.27                      ($0.05)               $0.66                 $0.31

                                                                                                                                               Exhibit 31.1

CERTIFICATION

I, David Edell, Chief Executive Officer of the Registrant, certify that:

 1.    I have reviewed this quarterly report of August 31, 2006 on Form 10-Q of CCA Industries, Inc.;

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

4.    The Registrant’s other certifying officer, Stephen A. Heit, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

(a)    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relation to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)    Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)    Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to affect, the Registrant’s internal control over financial reporting; and

5.    The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

(a)    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: October 10, 2006

                                                            /s/

                                                                David Edell

                                                                Chief Executive Officer

                                                                                                                                               Exhibit 31.2

CERTIFICATION

I, Stephen A. Heit, Chief Financial Officer of the Registrant, certify that:

1.    I have reviewed this quarterly report of August 31, 2006 on Form 10-Q of CCA Industries, Inc.;

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

 4.    The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

(a)    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relation to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)     Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

 (c)    Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to affect, the Registrant’s internal control over financial reporting; and

5.    The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

(a)    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

 (b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: October 10, 2006

                                                     /s/

                                                     Stephen A. Heit

                                                     Chief Financial Officer

                                                                                                                                 Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CCA Industries, Inc. (the “Registrant”) on Form 10-Q for the quarterly period ended August 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David Edell, Chief Executive Officer of the Registrant, certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)    The Report, to which this certification is attached, fully complies with the requirements of section 13(a) of the Securities Exchange Action of 1934; and

(2)    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:  October 10, 2006

                                                                  /s/

                                                                       David Edell

                                                                       Chief Executive Officer

                                                                                                                                          Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CCA Industries, Inc. (the “Registrant”) on Form 10-Q for the quarterly period ended August 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Stephen A. Heit, Chief Financial Officer of the Registrant, certify, in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)    The Report, to which this certification is attached, fully complies with the requirements of section 13(a) of the Securities Exchange Action of 1934; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: October 10, 2006

                                                                  /s/

                                                                      Stephen A. Heit

                                                                       Chief Financial Officer