Form 10-K
period 2006-11-30
CCA INDUSTRIES INC
filed 2007-03-01
CIK 721447

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended                                                      Commission File Number

    November 30, 2006                                                                         1-31643

CCA INDUSTRIES, INC.

(Exact Name of Registrant as specified in Charter)

DELAWARE                                                                                      04-2795439

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

The aggregate market value of the voting stock held by non‑affiliates of the Registrant (i.e., by persons other than officers and directors of the Registrant), at the closing sales price $9.45 on May 31, 2006, was as follows:

Class of Voting Stock                                                            Market Value

5,510,678 .shares; Common

Stock, $.01 par value                                                           $52,075,907

On November 30, 2006 there was an aggregate of 7,002,353 shares of Common Stock and Class A Common Stock of the Registrant outstanding.

CROSS REFERENCE SHEET

                                                                                                                                                                                            Headings in this Form

Form 10‑K                                                                                                                                                                          10‑K for Year Ended

Item No.                                                                                                                                                                               November 30, 2006

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

9A. Controls and Procedures                                                                                                                                              Controls and Procedures

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

‑ iii‑

                                                                                                                                                                                            Headings in this Form

Form 10‑K                                                                                                                                                                          10‑K for Year Ended

Item No.                                                                                                                                                                               November 30, 2006

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

      Owners and Management                                                                                                                                              Owners and Management and Related

      and Related Stockholder  Matters                                                                                                                                 Stockholder Matters

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

15. Exhibits, Financial                                                                                                                                                         Exhibits, Financial

    Statements, Schedules,                                                                                                                                                     Statements, Schedules,

    and Reports on Form                                                                                                                                                       and Reports on Form

    8‑K                                                                                                                                                                                  8‑K

‑ iv‑

TABLE OF CONTENTS

Item                                                                                                                                                                                                        Page

PART I

PART II

5. Market for the Company's Common Stock and Related

    Shareholder Matters...................................................................................................................................................................               9

6. Selected Financial Data.............................................................................................................................................................              11

7. Management's Discussion and Analysis of Financial Condition

9. Changes In and Disagreements with Accountants On Accounting and Financial Disclosure.........................................................................................................................................................             22

9A.Controls and Procedures..........................................................................................................................................................             22

PART III

PART IV

15. Exhibits, Financial Statements, Schedules, and Reports on Form 8‑K......................................................................................          36

 ‑ v‑

PART I

Item 1. BUSINESS

            (a) Recent Developments

On November 1, 2006 the Company entered into a letter of intent with Dubilier and Company relating to a proposed acquisition of the Company by Dubilier.  A copy of the letter of intent was included as an exhibit to the Company’s 8K filed Report with the Securities and Exchange Commission on November 2, 2006.  The Company and Dubilier have reached an agreement in principle on a transaction pursuant to which Dubilier will acquire all of the outstanding common stock and Class A common stock of the Company at a price per share of $12.25.  The transaction is subject to, among other matters, the execution and delivery of a definitive merger agreement, approval of the transaction by   CCA’s board of directors and shareholders, receipt of an opinion from an independent investment banking firm to the effect that the consideration to be paid by Dubilier is fair, from a financial point of view, to the public holders of the Company’s common stock, and Dubilier’s ability to obtain financing for the transaction.

            (b) General

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

The Company owns registered trademarks, or exclusive licenses to use registered trademarks, that identify its products by brand‑name.  Under most of the brand names, the Company markets several different but categorically-related products.  The principal brand and trademark names include “Plus+White” (oral health-care products), “Sudden Change” (skin-care products), “Nutra Nail” and “Power Gel” and “Nutra Nail 60" (nail treatments), “Bikini Zone” (pre and after-shave products), “Mega - T” Green Tea and “Mega G” Grapefruit (dietary products), “Mega – T” chewing gum (anti-oxidant dietary product), “Pound-X” (dietary supplement), “Hair Off” (depilatories), “IPR” (foot-care products), “Solar Sense” (sun-care products), “Wash 'N Curl” (shampoos), “Cherry Vanilla” (perfumes),  and “Scar Zone” (scar diminishing cream).

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

The Company's net sales in fiscal 2006 were $ 63,302,220. Gross profits were $40,041,913.  International sales accounted for approximately 2% of sales.  The Company experienced a net profit of $ 5,604,251 for the current fiscal year. Net worth at November 30, 2006, was $27,284,791 despite the repurchase of an aggregate of 253,304 shares of the Company’s common stock from Officers/Directors and the purchase of 19,600 shares pursuant to Rule 144. (See Certain Relationships and Related Transactions.)

Including the principal members of management (see Directors and Executive Officers), the Company, at November 30, 2006, had 154 sales, administrative, creative, accounting, receiving, and warehouse personnel in its employ.

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

The Company sells its products to approximately 300 accounts, most of which have numerous outlets. Approximately 40,000 stores carry at least one Company product (SKU).

During the fiscal year ended November 30, 2006, the Company's largest customers were Wal-Mart (approximately 34% of net sales), McLanes (approximately 6%), Walgreens, CVS, and Rite Aid (approximately 13%, 7%, and 5%, respectively).  The loss of any of these principal customers, or substantial reduction of sales revenues realized from their business, could materially and negatively affect the Company's earnings.

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

            (e) "Wholly‑Owned" Products

The majority of the Company's sales revenues are from sales of the Company's "wholly‑owned" product lines (i.e., products sold under trademark names owned by the Company, and not subject to any other party’s interest or license), which include principally "Plus+White", "Sudden Change", “Wash ‘N Curl”,  "Bikini Zone", "Mood Magic", "Mega -T", “Pound-X,” "Cherry Vanilla", and "Scar Zone".

            (f) All Products

The Company’s gross sales net of returns by category percentage were: Dietary Supplement   31%; Skin Care 30%; Oral Care 24%; Nail Care 9%; Hair Care 3% and   Fragrance and Miscellaneous 3%.

            (g) License-Agreements Products

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

The Alleghany Pharmacal License agreement provides that if, and when, in the aggregate, $9,000,000 in royalties had been paid thereunder, the royalty‑rate for those products 'charged' at 6% would be reduced to 1%.  The Company paid an aggregate of $9,000,000 in royalties to Allegheny in April 2003.  Commencing May 1, 2003, the license royalty was reduced to 1%.

The products subject to the Alleghany‑Pharmacal License accounted for approximately $9,062,416 or 14.3 % of total net sales in the fiscal year ended November 30, 2006.  “Nutra Nail” and the “Hair-Off” depilatory were the leaders among all of the Alleghany license-agreement products, producing approximately 9% and 4.4%, respectively, of net sales.

                    ii. Solar Sense, Inc.

CCA commenced the marketing of its sun‑care products line following a May 1998 License Agreement with Solar Sense, Inc. (the “Solar Sense License”), pursuant to which it acquired the exclusive right to use the trademark names "Solar Sense" and "Kids Sense” and the exclusive right to market mark-associated products.  The Solar Sense License requires the Company to pay a royalty on net sales of said licensed products until $1 million total royalties are paid.  CCA realized approximately $801,178 in net sales of sun-care products in 2006.

                    iii. The Nail Consultants Ltd.

In October of 1999, the Company entered into a License Agreement with The Nail Consultants, Ltd. for the use of an activator invented in connection with a method for applying a protective covering to fingernails.  The Company’s License Agreement with The Nail Consultants, Ltd. is for the use of the method and its composition in a new product kit packaged and marketed by CCA under its own name, “Nutra Nail Power Gel”.  The Company is required to pay a royalty of net sales of all products sold under the license, by the Company.   Net sales were approximately $1,347,491 in 2006 and the Company paid or accrued the Nail Consultants the prescribed royalty.

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

Dr. Hsu will be entitled to a commission on the net factory sales of all of the Company’s products using the green tea serum created exclusively for the Company.  The special anti-oxidant green tea serum was used as one of the skus in the Denise Austin “Skin Fit For Life” line and has been included in the new Sudden Change skin care line.  Net sales of the products utilizing the green tea serum were $1,516,127 for the fiscal year ended November 30, 2006.

                    v. Mega -T Green Tea Chewing Gum and Mints

On May 18, 2004, The Company entered into a license agreement with Tea-Guard, Inc. to manufacture and distribute Mega -T Green Tea chewing gum and Mega -T Green Tea mints.  Dr. Stephen Hsu created both formulations under special arrangements with Tea-Guard, Inc. (not related to the Company).

The license agreement requires the Company to pay a minimum royalty of $250,000 commencing with the period beginning March 1, 2007 to February 28, 2008.  The minimum payments are required to maintain the Company’s exclusivity for the sale of the products and to continue marketing the products and until royalties have aggregated to $10,000,000, at which time all royalty obligations cease.  Except as to maintain its rights to “exclusivity”, the Company has no obligation to meet minimum royalty requirements.

The Company commenced sales of the Mega -T Green Tea Chewing Gum in July 2004.  Net sales of the Mega-T Green Tea chewing gum for the fiscal year ended November 30, 2006 were $1,235,806.

                    vi. Denise Austin “Skin Fit For Life” skin care line

On July 14, 2004, the Company entered into a license agreement with Denise Austin, a well known, respected fitness expert.  Under the agreement, the Company created a special anti-oxidant line of signature skin care products called the Denise Austin “Skin Fit For Life” skin care line.  The Company discontinued the license in March 2006.

                    vii. Other Licenses

The Company is not party to any other license agreement that is currently material to its operations.

            (h) Trademarks

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

            (i) Competition

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

            (j) Government Regulation

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

The lease requires the Company to pay for additional expenses, Common Area Maintenance (“CAM”), which includes real estate taxes, common area expense, utility expense, repair and maintenance expense and insurance expense.  For the year ended November 30, 2006, CAM was

$164,880.

The Company entered into a warehouse lease on May 1, 2005 at 300-1(D), Route 17, Lodi, New Jersey for the 12 month period ending April 30, 2006. The lease was extended to April 30, 2008.  The lease comprises 13,000 square feet for warehousing.  The year end net rental expense including CAM was $135,860.

Item 3. LEGAL PROCEEDINGS

The only material legal proceedings outstanding as of November 30, 2006 were related to the Company’s diet suppressant products containing phenylpropanolamine (“PPA”).  There were approximately thirteen suits pending in 2002.  Reference is made to Forms 8K filed on May 22, 2002 and November 20, 2002 for the background and the insurance issues relative thereto. Three additional 8Ks have been filed: one on October 29, 2003, one on November 24, 2003 and one on December 11, 2003.  Two additional 8Ks were filed in 2004, one on April 7, 2004 and one on August 3, 2004.  Twelve of the suits have been dismissed with prejudice with one remaining.    The remaining suit is insured and is being defended by the Company’s insurance carrier.

Markets Edge Management LLC v. CCA Industries, Inc., et al., Docket No. L-677-07 (N.J. Super. Ct. Bergen Co., Chancery Div.).  On January 26, 2007, a complaint was filed against the Company and its seven directors, as well as Dubilier & Company, Inc. ("Dubilier").  The action is brought by an alleged shareholder of the Company on behalf of a purported class of shareholders to enjoin the proposed acquisition of the shares of the Company by Dubilier, or in the alternative for monetary damages.  The complaint alleges that the Agreement and related transactions, "provides for an unreasonable and unfair premium to be paid to CCA's Class A Stockholders -- all of which are CCA officers and directors -- over and above the price that the Common Stockholders will receive for their shares."  The complaint alleges that the price to be paid for the shares of the Company is "grossly inadequate" and that the transaction unfairly provides for "lucrative non-compete agreements" paying millions of dollars to two officer-directors, and continuing employment contracts for two children of one of the officer-directors and "another Company insider."  The complaint alleges that CCA and the director defendants have breached their fiduciary duties of care, loyalty, candor, good-faith, and independence owed to the shareholders of the Company.  The Company has until March 20, 2007 to respond to the complaint and intends to defend the matter vigorously.

On November 17, 2006, the Board of Directors of CCA received a letter from Kasowitz, Benson, Torres & Friedman LLP, who identified themselves as counsel for Costa Brava Partnership III, LP (“Costa Brava”), and its general partner, Roark, Roarden & Hamot Capital. The letter stated that Costa Brava is the largest holder of the Company’s common stock. Among other things, the letter claimed that the merger transaction proposed in the Letter of Intent, dated November 1, 2006, signed by the Company and Dubilier & Company, Inc., was discriminatory and unfair as it contemplated a premium to be paid to Class A share holders at a price more than 20%  above the price to be paid to the Company’s common stock holders.  Costa Brava asserted in the letter that it intended to oppose any transaction that failed to provide equal treatment to the common stock and Class A shares and that it would take all necessary steps to protect its rights.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 21, 2006, the Company held its annual meeting of shareholders.  The actions taken, and the voting results thereupon, were as follows:

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

(2) As proposed by Management, Dunnan Edell, Robert Lage and Gio Batta Gori, Ph.D., were elected as directors by the holders of the Common Stock.

(3) The Board's appointment of KGS LLP as the Company's independent certified public accountants for the 2006 fiscal year was approved.

The Company has not submitted any matter to a vote of security holders since the 2006 Annual Meeting.

PART II

Item 5. MARKET FOR THE COMPANY'S COMMON STOCK

            AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock   is traded on the American Stock Exchange under the symbol “CAW.”

The range of high and low sales prices of the Common Stock during each quarter of its 2006, 2005 and 2004 fiscal years was as follows:

Quarter Ended                                        2006                             2005                           2004

February 28                                  $11.45 - $7.80               $10.75 - $13.80          $9.35 -    $ 6.70

May 31                                         $11.10 - $9.95               $12.56 - $  9.45          $8.70 -    $ 7.20

August 31                                     $10.40 - $9.41               $11.40 - $  8.85           $10.80 - $ 6.75

November 30                               $11.73 - $9.49                $  9.90 - $ 7.00           $11.30 - $ 7.00

The high and low prices for the Company’s Common Stock, on February 1, 2007 were $11.40 to $11.20 per share.

The Company’s only ‘sales’ of unregistered securities were represented by its issuance, in consequence of the described tender offer and Schedule TO as filed with the SEC on June 7, 2000, of the $2, five-year promissory notes, 6% interest, subject of the offer’s $2 subordinated debenture.  (Those securities are unregistered pursuant to an exemption from registration requirements.  In any event, and in addition to the form denominated by the SEC as “Schedule TO”, with the Schedule TO information, the following documents subject of the tender offer were filed with the SEC, prior to commencement of the offering: A Trust Indenture, a form of the eventually-issued Promissory Notes, and the Offering Document that was thereafter transmitted to Common Stock shareholders.)

On August 1, 2005, the remaining outstanding $497,656 subordinated debentures were redeemed by the Company.

Throughout fiscal 2006, the Company repurchased 19,600 shares in the market pursuant to Rule 144.  It also purchased an aggregate of 253,304 shares from officers/directors.

As at November 30, 2006, there were approximately 160 individual shareholders of record of the Company's common stock.  (There are a substantial number of shares held of record in various street and depository trust accounts, which represent approximately 1,000 additional shareholders.)

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

On November 15, 2005, the Board of Directors declared a $0.05 per share dividend for the first quarter ending February 28, 2006.  The dividend was payable to all shareholders of record on February 1, 2006 payable on March 1, 2006.

On March 14, 2006, the Board of Directors declared a $0.05 per share dividend to all shareholders of record May 1, 2006 payable on June 1, 2006.

On June 29, 2006, the Board of Directors declared a $0.07 per share dividend to all shareholders of record August 1, 2006 payable on September 1, 2006.

On October 5, 2006, the Board of Directors declared a $0.07 per share dividend to all shareholders of record November 1, 2006 payable on December 1, 2006.

On December 28, 2006, the Board of Directors declared a $0.07 per share dividend to all shareholders of record February 1, 2007 payable on March 1, 2007.

Item 6. SELECTED FINANCIAL DATA

                                                                                                                                      Year Ended November 30,

                                                                      2006                            2005                           2004                          2003                            2002

Statement of Income

  Sales, Net                                              $63,302,220                $61,181,344         $59,008,135                    $53,388,602                $44,198,856

Other income                                                  797,803                       572,909                850,196                           591,271                       439,481

                                                                  64,100,023                  61,754,243           59,858,331                      53,979,873                  44,638,337

Costs and Expenses                                   55,183,378                  54,646,715           50,484,052                      45,482,975                  39,602,781

Income before provision for

  Income Taxes                                            8,916,645                    7,107,528             9,374,279                        8,496,898                    5,035,556

Net Income                                               $ 5,604,251                 $ 3,785,502          $ 5,796,663                     $ 5,252,131                 $ 3,074,353

Earnings Per Share:

  Basic                                                      $            .80                 $            ..53          $          ..78*                        $         .71*                 $          .42*

  Diluted                                                   $            .79                 $            ..52          $          ..75*                        $         .68*                 $           40*

Weighted Average Number

  of Shares Outstanding                                7,034,276                    7,145,297            7,399,472*                       7,372,232*                  7,241,751*

Weighted Average Number

  of Shares and Common Stock

  Equivalents Outstanding                             7,133,332                    7,317,994            7,680,781*                      7,768,361*                  7,731,583*

Balance Sheet Data:                                                                                               As At November 30,

                                                                         2006                           2005                     2004                                   2003                            2002

Working Capital                                      $22,295,983                $18,602,107         $13,562,389                      $11,565,685                $11,264,206

Total Assets                                              36,516,571                  35,309,308           31,556,577                        29,839,216                  24,805,064

Total Liabilities                                          9,131,780                    9,309,652             8,034,530                          6,494,676                    5,969,641

Total Shareholders’ Equity (1)(2)(3)        27,284,791                  25,999,656           23,522,047                        23,344,540                  18,835,423

Item 6. SELECTED FINANCIAL DATA (Continued)

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

(3) On November 15, 2005, the board of directors declared a $0.05 per share dividend for the first quarter ending February 28, 2006.  The dividend was payable to all shareholders of record on February 1, 2006 payable on March 1, 2006.

(4) The board of Directors declared $0.05 per share dividends for the first and second quarters, and $0.07 per share for the third and fourth quarters ended November 30, 2006, and $0.07 per share for the first quarter ending February 28, 2007.

(5) Certain additional promotional expenses were re-classified during 2006 from an expense to a reduction of net sales.  In order to have an accurate comparison, the same expenses were re-classified accordingly for the years ended November 30, 2002 – 2005.

*Adjusted for 2% stock dividend in 2004.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, this “Management's Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements.  These statements involve known and unknown risks and uncertainties that may cause actual results or outcomes to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements, and statements which explicitly describe such issues.  Investors are urged to consider any statement labeled with the terms “believes,” “expects,” “intends” or “anticipates” to be uncertain and forward-looking.

On March 3, 1986, the Company entered into a License Agreement with Alleghany Pharmacal Corporation under the terms of which the Company was granted the exclusive right to use the licensed products and trademarks for the manufacture and distribution of the products subject to the License Agreement. Under the terms of the Alleghany Pharmacal License (see "Business‑License Agreements"), the royalty‑rate for those Alleghany Pharmacal License products previously 'charged' at 6% was reduced to 1%,   as the sum of $9,000,000 in royalties had been paid thereunder as of   April 2003.  Thereafter, all royalty payments were reduced to 1% on all future orders.

Comparison of Results for Fiscal Years 2006 and 2005

The Company’s net sales increased from $61,181,334 (after reclassifying certain advertising expenses from selling expense to a reduction of net sales as more fully described in the footnotes to the financial statements) to $63,302,220 for the current fiscal year.  Gross profit margins increased from 62.8% to 63.3%.  The increase in net sales is principally due to increased sales in Oral Care.

The Company’s gross sales net of returns and allowances by category were: Dietary Supplement $21,055,278 or 31% of sales, Skin Care $20,347,016 or 30% of sales, Oral Care $16,025,534 or 24% of sales, Nail Care $6,003,041 or 9% of sales, Hair Care $2,285,329 or 3% of sales, and Fragrance and Miscellaneous $2,382,240 or 3% of sales.

Income before taxes was $8,916,645 as compared to $7,107,528 for fiscal 2005.  The increase in income before taxes for fiscal 2006 is principally the result of higher gross sales and less returns than in 2005.  Returns were higher in 2005 primarily due to the return of product from the launch of the Denise Austin skin care line in 2005.

The allowance for doubtful accounts is a combination of specific and general reserve amounts relating to accounts receivable. The general reserve is calculated based on historical percentages applied to aged accounts receivable and the specific reserve is established and revised based on individual customer circumstances.  This allowance decreased from $260,366 as of November 30, 2005 to $185,779 as of November 30, 2006.  The decrease is directly attributable to the reduction of reserves for specific disputes.

The reserve for returns and allowances is based on a reserve for returns equal to its gross profit on its historical percentage of returns on its last five month’s sales, and a specific reserve based on customer circumstances.  This reserve increased from $678,346 as of November 30, 2005 to $840,418 as of November 30, 2006 primarily from additional reserves for the Pound –X brand which was launched in the fourth quarter of 2006.

The reserve for inventory obsolescence is based on a detailed analysis of inventory movement.  The reserve decreased from $854,764 as of November 30, 2005 to $ 777,715 as of November 30, 2006.

In accordance with GAAP, the Company reclassified certain advertising and promotional expenditures as a reduction of sales rather than report them as expenses.  This reclassification is the adoption by the Company of the EITF 00-14 GAAP standard.  The reclassification reflects a reduction in the sales for the fiscal years ended November 30, 2006 and 2005 by $4,013,619 and $4,007,051 respectively.

For the year ended November 30, 2006, the Company had revenues of $64,100,023, and net income of $5,604,251, after a provision of $3,312,394 for taxes.  For the year ended November 30, 2005, the Company had revenues of $61,754,243 (after reclassification), and net income of 3,785,502 after a provision of $3,322,026 for taxes.  Fully diluted earnings per share for fiscal 2006 were $.79 compared to $.52 in fiscal 2005.

The effective tax rate in Fiscal 2006 was significantly lower than Fiscal 2005 due to the effect of permanent tax adjustments and certain over accruals affecting the tax due for the periods. In Fiscal 2005, the company accrued for additional taxes due based on audits in progress for the previous three years. The actual settlement of the audits in 2006 was less than anticipated which resulted in smaller than estimated adjustments. The favorable outcome of some of the calculations in the audit also resulted in an over accrual of the actual tax due for 2005, which were originally accrued for based on the proposed change to  some of our methods of calculating certain adjustments. There were also certain deductions and credits which we were able to avail ourselves of in our final preparation of our 2005 return that we had not anticipated at the time of making the accrual for financial reporting. These items resulted in an over accrual of our taxes in 2005 by approximately $200,000. The reversal of the over accrual in 2005 results in showing $200,000 less in 2006 (a $400,000 adjustment in the tax provision). We also had a larger deduction for donations of certain of our inventory in 2006 which resulted in a lower effective tax rate for 2006 versus 2005. The combination of the prior year’s over accrual and the larger “permanent” differences resulted in a significantly lower effective tax rate for Fiscal 2006.

For fiscal 2006, advertising, cooperative and promotional expenses were $10,345,407 as compared to $10,671,906 in the same period for fiscal 2005.  Advertising expenses were 16.3% of sales in fiscal 2006 versus 17.4% for fiscal 2005.  The reduction in advertising expense was due to the change in the overall budget for the year.

SG&A expenses increased from $20,246,344 in fiscal 2005 to $21,104,728 in fiscal 2006.  This was primarily due to increased compensation and related benefit costs as a result of hiring additional sales and marketing personnel.

At year’s end, there were approximately $2,053,946 of open co-op commitments, of which $1,172,057 is from 2006, $673,378 is from 2005 and 208,511 is from 2004.  The Company’s total co-op commitment increased from $6,000,000 in fiscal 2005 to $6,484,840 in fiscal 2006.  Co-op is advertising that is run by the retailers in which the Company shares in part of the cost.  If it becomes apparent that this co-op was not utilized, the unclaimed co-op will be offset against the expense during the fiscal year in which it is determined that it did not run.  This procedure is consistent with the prior year’s methodology with regard to the accrual of unsupported co-op commitments.

Comparison of Results for Fiscal Years 2005 and 2004

The Company’s net sales increased from $59,008,135 to $61,181,334 (after reclassification) for the fiscal year ended November 30, 2005. Gross profit margins on sales were 62.8% compared to 64.7% for the 2004 fiscal year.  The reduction in the gross profit margin was due mainly to the sales returns and allowances increase to 11.3% of gross sales from 9.2% last year as a result of the unsuccessful launch of the new skin care product line.

The Company’s gross sales net of returns and allowances by category were: Dietary Supplement $23,319,940, 35%; Skin Care $20,669,366, 31%; Oral Care $11,535,751, 17%; Nail Care $5,976,850, 9%; Hair Care $3,222,375, 5%; and Fragrance and Miscellaneous $1,835,205, 3%.

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

In accordance with GAAP, the Company reclassified certain advertising   and promotional expenditures as a reduction of sales rather than report them as advertising expenses.  This reclassification is the adoption by the Company of the EITF 00-14 GAAP standard.  The reclassification reflects a reduction in the sales for the fiscal years ended November 30, 2005 and 2004 by $4,007,051 and $3,665,023 respectively.  The reclassification reduces the gross profit margin but does not affect the net income.     To promote sales, the Company offered IRC coupons on certain SKUs which decreased net sales by $169,415.  IRC coupons are an “instant off” coupon placed on product at retail.

For the year ended November 30, 2005, the Company had revenues of $ 61,754,243, net income of $3,785,502 after a provision of $3,322,026 for taxes.  For   year ended November 30, 2004, the Company had revenues of $59,858,331, net income of $5,796,663 after a provision of $3,577,616 for taxes.  Fully diluted earnings per share for fiscal 2005 were $0.52, compared to $0.75 in fiscal 2004. The increase in the effective tax rate for the year was due to the increase in the reserves and other non-deductible tax items as a percentage of the lower book net income.

For fiscal 2005, advertising, cooperative and promotional expenses were $10,671,906 as compared to $11,349,618 in the same period last year.  Advertising expenses were 17.4 % of sales for the current fiscal year versus 19.2 % last fiscal year. The reduction in advertising expense was due to the change in the overall budget for the year and the specific reduction of the planned advertising on our unsuccessful launch of the new skin care line.

SG&A expenses increased from $17,399,483 in fiscal 2004 to $20,246,344 in fiscal 2005.  The increases include freight-out of $789,037, which was due to the increase in sales, the increase in oil prices, and the expedited delivery costs for the introduction of the new skin care product line.  Royalty expenses increased by $162,535, health insurance costs $58,994 and rent expenses partly due to the addition of a satellite warehouse increased $148,154.

At November 30, 2005, there was approximately $2,079,000 of open co-op commitments, of which $32,000 is from 2003, $248,000 from 2004 and $1,799,000 for 2005.  For fiscal 2004, there was approximately $1,413,000 of open co-op commitments, of which $46,000 was from 2003 and $1,367,000 was from the 2004 fiscal year.   The Company’s total co-op commitment increased from $5,500,000 in fiscal 2004 to $6,000,000 in fiscal 2005 (9% increase).  The increase in the total co-op commitment was in part to offset the reduction in media advertising.  Co-op is advertising that is run by retailers in which the Company shares in part of the cost.  If it becomes apparent that this co-op was not utilized, the unclaimed co-op will be offset against the expense during the fiscal year in which it is determined that it did not run.  This procedure is consistent with the prior year’s methodology with regard to the accrual of unsupported co-op commitments.

Liquidity and Capital Resources

As of November 30, 2006, the Company had working capital of $22,295,983 as compared to $18,602,107 at November 30, 2005.  The ratio of total current assets to current liabilities is 3.5 to 1 as compared to a ratio of 3.0 to 1 for the prior year.  The working capital and the current ratio in 2006 were reduced by the Company’s purchase of an aggregate of 253,304 shares of the Company’s common stock for $2,653,867 from current and past officers/directors. The company also purchased 19,600 shares under Rule 144 for an aggregate of $171,738. Stockholders’ equity increased to $27,284,791 from $25,999,656 despite treasury stock purchases offset partially by the income from operations.  All treasury stock that was purchased has been retired.

The Company’s cash position and short-term investments at fiscal 2006 year-end were $15,901,689, up from $10,586,568 as at November 30, 2005.  The Company paid cash dividends in fiscal 2006 in the amount of $1,776,975, representing the dividends declared at the end of fiscal 2005 but not paid until fiscal 2006 of $575,560 and $1,201,415 in dividends declared and paid for fiscal 2006. As of November 30, 2006 there were dividends declared but not paid of $490,970. The company’s increase in its cash and short-term investment position was due partly to the conversion of roughly $2,774,000 of long-term (due in excess of one year) securities to short-term (due in less than one year). The reclassification of the $2,774,000 of long-term securities to short-term securities was also more than offset by the purchase of new long-term securities. The securities the company purchased are all of an investment grade rating of Triple A. Because of the rating of the securities purchased, the company believes that there is very little risk with regard to the investments since, although they are all classified as “Available for Sale Securities”, the Company could hold them all to maturity and realize their full value. Our investments are spread among many different Obligors and Municipalities to decrease the risk due to any specific concentrations.

The Company’s investment in property and equipment consisted mostly of new computer hardware and software, additional racking for our expanded warehouse facilities, and furniture to accommodate our personnel. The increase in our intangible assets consisted of the costs of certain additional patents and trademarks obtained.

Inventories were $6,350,013 and $6,554,150, in 2006 and 2005 respectively, and accounts receivable were $7,188,197 and $9,260,399. The decrease in inventory was due in part to increasing the obsolescence reserves for Pound-X, a dietary supplement product that was launched in the fourth quarter of 2006.  Current liabilities are $9,009,263 and $9,309,652, in 2006 and 2005 respectively. The decrease in liabilities was due principally to a decrease in accounts payable and accrued liabilities of $629,668, offset by an increase in income tax payable of $413,869.  At year-end, the Company had long and short-term triple A investments and cash of $19,975,345 as compared to $16,861,958 in 2005.  As of November 30, 2006, the Company was not utilizing any of the funds available under its $25,000,000 unsecured credit line.

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

The Company plans to continue to promote its sales through an advertising program consisting of a combination of media and co-op advertising. We continue to invest money into research and development to build our core products to become leaders in their respective categories. We are trying to decrease the amount of “on hand” inventory we stock however to better service our customers we often find it difficult to reduce our “safety stock”. We continue to evaluate our sales staff and to try to attract aggressive salespeople to increase the distribution of our current product line. We are also continuing to look for additional businesses or product lines which we think will help the company to grow and are also reviewing possible acquisitions or any other offers which we feel will enhance shareholders’ value.

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

Contractual Obligations

            The following table sets forth the contractual obligations in total for each year of the next five years as at November 30, 2006.  Such obligations include the current lease for the Company’s premises, written employment contracts and License Agreements.

                                                   2007               2008                 2009                2010                2011

Lease on Premises (1)             631,284           561,984           492,684         492,684           492,684

Royalty Expense     (2)            345,675           345,675           345,675         345,675           345,675

Employment Contracts (3)    2,426,157        2,538,726        2,658,050      2,784,533        1,328,828

Open Purchase Orders          4,480,758                                                                                              >

Total Contractual>

  Obligations                         7,883,874        3,446,385        3,496,409      3,622,892        2,167,187

(1) The major Lease is a net, net lease requiring a yearly rental of $327,684 plus Common Area Maintenance “CAM”.  See Section Part I, Item 2. The rental provided above is the base rental and estimated CAM.  CAM for 2006 was $164,880. The figures above do not include adjustments for the CPI.  The lease has an annual CPI adjustment, not to cumulatively exceed 15% in any consecutive five year period.  The lease expires on May 31, 2012 with a renewal option for an additional five years. The Lodi lease requires a yearly rental of $91,000 plus CAM.  The lease is a 12-month lease which commenced in May 2005. The Company extended the lease to April 30, 2008.

(2) See Section Part I, Item 1(f).  The Company is not required to pay any royalty in excess of realized sales if the Company chooses not to continue under the license.  The figures set forth above reflect estimates of the royalty expense anticipated minimum requirements to maintain the licenses under the various contracts for the licensed products based on fiscal 2006 sales.  Royalty expense includes Alleghany Pharmacal, Solar Sense, Nail Consultants, Tea-Guard, Inc. and Stephen Hsu, PhD.

(3) The Company has executed Employment Contracts with its CEO, David Edell, and its Chairman of the Board, Ira W. Berman. The contracts for both are exactly the same.  The contracts expire on December 31, 2010.  The contracts provide for a base salary which commenced in 1994 in the amount of $300,000 (plus a bonus of 20% of the base salary), with a year-to-year CPI or 6% increase, plus 2.5% of the Company’s pre-tax income less depreciation and amortization (EBITDA).  (The 2.5% measure in the bonus provision of the Edell/Berman contracts was amended on November 3, 1998 so as to calculate it against earnings before income taxes, less depreciation, amortization and expenditures for media and cooperative advertising in excess of $8,000,000.)  On May 24, 2001, the contract was amended increasing the base salary then in effect by $100,000 per annum.  The contracts also provide that at the end of the term or upon retirement, Edell/Berman shall be retained by the Company as consultants at the consideration equal to 50% of the prior year’s salary and bonus for a five year period.  The figures above include only the base salaries for the five years (plus 20% of the base salary), and adjustment for CPI, and without estimating bonuses, as the bonus is contingent upon future earnings, and also including  payments that would be due as consulting payments upon expiration or retirement.  David Edell’s sons, Dunnan Edell and Drew Edell have five-year employment contracts in the amounts of $270,000 and $200,000 respectively, which expire on November 30, 2007 (See Item 11, Summary Compensation Table).  In July 2003, Dunnan Edell’s salary was increased to $300,000 and in January 2004, Drew Edell’s salary was increased to $225,000.  In fiscal 2005, Drew Edell’s salary was increased to $250,000.  Dunnan Edell is a director and during fiscal 2003 was appointed President of the Company and Chief Operating Officer. Drew Edell is the Vice President of Research, and Product Development.  On February 10, 2006, the Board of Directors extended the employment contracts for Dunnan Edell and Drew Edell to December 31, 2010.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issue FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 109”.  FIN No. No. 48 established a recognition threshold and measurement for income tax positions recognizes in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”.  FIN No. 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  Accordingly, the Company plans to adopt FIN No. 48 on December 1, 2007.  The Company has not determined the impact if any, on the adoption of FIN No. 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years.  The Company has not determined the impact, if any, of the adoption of SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Statements Nos. 87, 88,106 and 132R.  SFAS No. 158, requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position , measure a plan’s assets and obligations as of the end of the employer’s fiscal year-end and recognize changes in the funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2007.  Since the Company does not have a defined benefit plan, the adoption will not have an impact on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for the first fiscal year ending after November 15, 2006 which will  be the fiscal year ending November 30, 2006.  The adoption of this statement had no material impact on the Company’s financial position or results of operations.

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

            Concentration of Risk

The Company relies on mass merchandisers and major food and drug chains for the sales of its products.  The loss of any one of those accounts could have a substantive negative impact upon its financial operations. All of the Company’s products have independent competition and must be able to compete in order to maintain its position on the retail merchandisers’ shelves. {See Business - General, Item 1(c) i Marketing.}

The Company does not manufacture any of its products.  All of the products are manufactured for the Company by independent contract manufacturers.  There can be no assurance that the failure of a supplier to deliver the products ordered by the Company when requested will not cause burdensome delays in the Company’s shipments to accounts.  The Company does constantly seek alternative suppliers should a major supplier fail to deliver as contracted.  A failure of the Company to ship as ordered by its accounts could cause penalties and/or cancellations of our customers’ orders.

            There is No Assurance That The Business Will Continue to Operate Profitably.

In Fiscal 2006, net sales were $63,302,220.  Almost all of the products were able to maintain the projected gross profit margins.  Net income was $5,604,251.  The Company’s new dietary supplement product line, “Pound-X,” which was introduced in the fourth quarter of fiscal 2006 might not sell as well as the Company has anticipated in fiscal 2007.

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

Reference is made to “Business ‘Sub-section’ of Competition.”

            CLASS A Shareholders Retain Control of Board of Directors.

See “Voting” in the Proxy Statement dated May 15,2006.  Class A Shareholders, David Edell, CEO and Ira W. Berman, Chairman of the Board of Directors, have the right to elect four members to the Board of Directors.  Common stockholders have the right to elect three members to the Board of Directors.

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

Item 7A. QUANTITATIVE AND QUALITATIVE

                DISCLOSURE ABOUT MARKET RISK

The Company’s financial statements (See Item 15) record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value).  The investments are, categorically listed, in “Common Stock”, “Mutual Funds”, “Other Equity”, “Preferred Stock”, “Government Obligations” and “Corporate Obligations” (which, primarily, are intended to be held to maturity).  $204,972 of the Company’s $15,590,005 portfolio of investments ( as at Nov. 30, 2006) is invested in the ”Common Stock” and “Other Equity” category, and $818,204 are invested in Preferred Stock holdings.  Whereas the Company does not take positions or engage in transactions in risk‑sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, thus the Company does not believe that its investment-market risk is material.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are listed under Item 15 in this Form 10‑K.  The following financial data is a summary of the quarterly results of operations (unaudited) during and for the years ended November 30, 2006 and 2005:

                                                                                                     Three Months Ended

Fiscal 2006 **                                                Feb. 28                 May 31               Aug. 31               Nov. 30

Net Sales                                                    $14,562,927        $18,558,174      $15,788,172        $14,392,947

Total Revenue                                              14,732,887          18,773,398        15,996,688          14,597,050

Cost of Products Sold                                    5,904,747            6,109,857          4,993,420            6,252,283

Net Income                                                     1,070,778           1,705,108          1,927,476               900,889

Earnings Per Share:

  Basic                                                                     $.15                     $.24                 $.28                      $.13

  Diluted                                                                  $.15                     $.24                 $.27                      $.13

                                                                                                 Three Months Ended

Fiscal 2005 **                                            Feb. 28                 May 31                   Aug. 31               Nov. 30

Net Sales                                                $13,985,365        $18,143,816          $14,722,055        $14,330,098

Total Revenue                                           14,111,316         18,267,427            14,882,100          14,493,400

Cost of Products Sold                                 5,599,609           6,261,360              5,727,927            5,145,166

Net Income                                                     944,830          1,750,656          (390,834)           1,480,850

Earnings Per Share:

  Basic                                                                 $.13                   $.25                       ($.05)                    $.21

  Diluted                                                              $.13                   $.24                       ($.05)                    $.20

** After reclassification of certain additional promotional expenses from expense to a reduction of net sales.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

             ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change its accountants within the twenty‑four months prior to the date of the most recent financial statements (nor since), and had no reported disagreement with its accountants on any matter of accounting principles or practices.

Item 9A. CONTROLS AND PROCEDURES

With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2006.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) pursuant to preliminary evaluations that the Company believes will materially affect, or are reasonably likely to materially affect, internal control over financial reporting.

Under Section 404 of the Sarbanes-Oxley Act of 2002,, The Company’s fiscal 2009 annual report is required to be accompanied by a “Section 404 Formal Report” by management on the effectiveness of internal controls over financial reporting. Management has commenced preparing a report and reviewing the internal controls in each of the Company’s departments.  The Company’s independent accounting firm is meeting with the Company to review the internal controls’ effectiveness in each department. The filing of the Company’s November 30, 2008 annual report must contain an opinion by the Company’s independent accounting firm on the effectiveness of the Company’s internal controls.  The Company’s officers are currently working to evaluate and confirm that the Company’s automated data processing software systems and other procedures are effective and that the information created by the Company’s systems adequately confirm the validity of the information upon which the Company relies.

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

Ira W. Berman             Chairman of the Board

                                    of Directors, Secretary,

                                    Executive Vice President                         1983

Dunnan Edell               President, Chief Operating Officer

                                    and Director                                             1984

Stephen Heit                Executive Vice President and

                                    Chief Financial Officer                            2005

Drew Edell                 Vice President‑

                                    Product Development and Production      1983

John Bingman              Vice President  and Treasurer                 1986

Stanley Kreitman         Director                                                   1996

Jack Polak                   Director                                                   1983

Robert Lage                 Director                                                   2003

Gio Batta Gori, PhD    Director                                                   2004

David Edell, age 74, is a director, and the Company's Chief Executive Officer.  Prior to his association with the Company, he was a marketing and financial consultant; and, by 1983, he had extensive experience in the health and beauty aids field as an executive director and/or officer of Hazel Bishop, Lanolin Plus and Vitamin Corporation of America.  In 1954, David Edell received a Bachelor of Arts degree from Syracuse University.

Ira W. Berman, age 75, is the Company's Executive Vice President and Corporate Secretary. He is also Chairman of the Board of Directors.  Mr. Berman is an attorney who has been engaged in the practice of law since 1955.  He received a Bachelor of Arts Degree (1953) and Bachelor of Law Degree (1955) from Cornell University, and is a member of the American Bar Association.

Dunnan Edell is the 51 year‑old son of David Edell.  He is a graduate of George Washington University.  He has been a director since 1994, and in fiscal 2003, he was promoted to position of President of the Company and Chief Operating Officer.  He joined the Company in 1984 and was appointed Divisional Vice‑President in 1986.  He was employed by Alleghany Pharmacal Corporation from 1982 to 1984 and by Hazel Bishop from 1977 to 1981.

Stephen Heit, age 52 joined CCA in May 2005 as Executive Vice President – Operations, and was appointed Chief Financial Officer in March 2006.    Prior to that he was Vice President – Business Strategies for Del Laboratories, Inc., a consumer products company that was listed on the American stock exchange, from 2003 to 2005.  Mr. Heit served as President of AM Cosmetics, Inc. from 2001 to 2003, as Chief Financial Officer from 1998 to 2003, and Corporate Secretary to the Board of Directors from 1999 to 2003.  From 1986 to 1997 he was the Chief Financial Officer of Pavion Limited, and also served on the Board of Directors.  He also served as a Director of Loeb House, Inc., a non-profit organization serving mentally handicapped adults from 1987 to 1995, and Director of Nyack Hospital Foundation from 1993 to 1995.  He received a Bachelor of Science from Dominican College in 1976, with additional graduate work in Professional Accounting at Fordham University from 1976 – 1978, and is a MBA Candidate at the University of Connecticut Graduate Business School.

Drew Edell, the 49 year‑old son of David Edell, is a graduate of Pratt Institute, where he received a Bachelor's degree in Industrial Design. He joined the Company in 1983, and in 1985, he was appointed Vice President of Product Development and Production.

John Bingman, age 55, received a Bachelor of Science degree from Farleigh Dickenson University in 1973.  He worked as a Certified Public Accountant who practiced with the New Jersey accounting firm of Zarrow, Zarrow & Klein from 1976 to 1986.

Jack Polak, age 94, has been a private investment consultant and a banker since April 1982.  He is a certified Dutch Tax Consultant and a member of The Netherlands Federation of Certified Tax Consultants.  He was knighted on his 80th birthday by Queen Beatrix of the Netherlands for his untiring efforts on behalf of the Anne Frank Center USA for which he is still actively working as the “Chairman-Emeritus.”  On May 23, 2004, Hofstra University in Long Island, NY awarded him with an honorary doctorate in humane letters.

Stanley Kreitman, age 74 has been Vice Chairman of Manhattan Associates an equity investment firm since 1994.  He is a director of Medallion Financial Corp. (NASDAQ), Capital Lease Financial Corp.(NYSE), KSW Corp., Geneva Mortgage Corp., and Century Bank.  He also serves as Chairman of the New York City Board of Corrections, Nassau County Crime Stoppers, and serves on the board of the Police Athletic League.  From 1975 to 1993 he was President of United States Banknote Corp.(NYSE) a securities printer.

Robert Lage, age 70, is a retired CPA.  He became a director in fiscal 2003.  He was a partner at Price WaterhouseCoopers Management Consulting Service prior to his retirement in 1997.  He has been engaged in the practice of public accounting and management consulting since 1959.  He received a BBA from Bernard Baruch College of the City University of New York in 1958.

Gio Batta Gori, PhD, 76, was elected as a director in June of 2004.  He is president of the Health Policy Center, Bethesda, Maryland, a consulting group in toxicology, epidemiology, nutrition, and related scientific, industrial, and regulatory issues. Advisor to major corporations worldwide, his previous experiences include directing the Franklin Institute Policy Analysis Center, and executive positions at the National Cancer Institute as Deputy Director of the Division of Cancer Causes and Prevention, Director of the Smoking and Health Program, Director of the Diet, Nutrition and Cancer Program. He held earlier positions in the pharmaceutical and biologics industry, and in academia. Recipient of the U.S. Department of Health Education and Welfare Superior Service Award, he is active in toxicology, carcinogenesis, nutrition, tobacco, and environmental issues. He has been a two-term President of the International Society of Regulatory Toxicology and Pharmacology, is a member of scientific societies, fellow of the Academy of Toxicological Sciences, funding and former editor of the journal Nutrition and Cancer, and editor of the journal Regulatory Toxicology and Pharmacology.

Item 11. EXECUTIVE COMPENSATION

i. Summary Compensation Table

The following table summarizes compensation earned in the 2006, 2005 and 2004 fiscal years by all of the executive officers whose fiscal 2006 compensation exceeded $100,000, including the Chief Executive Officer (the "Named Officers").

Annual Compensation      Long‑Term Compensation

                                                                                                                      Number

                                                                                                   All             of Shares

                                                                                                 Other           Covered        Other

Name and                                                                                Annual          by Stock     Long-Term

Principal                                                                                 Compen-       Options        Compen-

Position                  Year            Salary            Bonus              sation(1)       Granted(2)       sation

David Edell,          2006         $737,001        $556,410              $ 41,193            -                     0

Chief                      2005           695,738          510,857                28,976             -                     0

Executive               2004           656,357          573,543                38,294             -                     0

Officer

Ira W. Berman,      2005         $737,001        $556,410               $31,718            -                     0

Secretary and         2005           695,738          510,857                30,256             -                     0

Executive               2004           656,357          573,543                24,739             -                     0

Vice President

Dunnan Edell,        2006         $300,000        $120,000              $  9,155              -                     0

President, Chief     2005           300,000          120,000                12,317              -                     0

Operating Officer   2004           312,692           95,000                  5,305              -                     0

Stephen Heit          2006          $211,538       $  30,000                $7,972              -                     0

Executive              2005               110,000           15,000                  3,721              -                     0

Vice President,

Chief Financial Officer

Drew Edell            2006         $250,000        $ 60,000               $ 9,188               -                    0

Vice President       2005           243,269            60,000                  8,861              -                     0

Product                  2004           222,596            50,000                  1,951              -                     0

Development and

Production

John Bingman         2006         $111,980        $ 20,000               $ 1,558              -                     0

Vice President        2005           111,980           45,000                  1,587              -                     0

Treasurer               2004           111,980            40,000                  1,005              -                     0

‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑

(1) Includes the personal‑use value of Company‑leased automobiles, the value of Company‑provided life insurance, and health insurance that is made available to all employees.

(2) Information in respect of stock option plans appears below in the sub‑topic, Employment Contracts/Executive Compensation Program.

ii.  Fiscal 2006 Option Grants and Option Exercise,

     Year‑End Option Valuation, Option Repricing

No new options were issued to the Named Officers in fiscal 2006.

The next table identifies 2006 fiscal‑year option exercises by Named Officers and Directors, and reports a valuation of their options.

                                Number of                                Number of Shares

                                   Shares                                     Covered by Un-              Value of Unexercised

                                Acquired            Value                  exercised Options           In-the-Money Options

                              On Exercise     Realized (1)     at December 1, 2006            at December 1, 2006

David Edell              22,500             $190,125                    25,000                           $   290,500

Ira W. Berman         28,000              $236,600                    25,000                                 290,500

Dunnan Edell           20,000              $171,800                    70,000                                 813,400

Drew Edell                 -                            -                          15,000                                 174,300

Jack Polak               25,000              $235,000                        -                                             -

John Bingman              -                            -                         10,000                                  116,200

  ‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑

(1) Represents the difference between market price and the respective exercise prices of options as of the exercise date.  The market price at December 1, 2006 was $11.62.

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

iii. Compensation of Directors

Each outside director was paid between $2,500 and $5,000 per meeting for attendance of board meetings in fiscal 2006 (without additional compensation for committee meetings). Mr. Lage received an additional $30,000 as chairman of the audit committee. The full Board of Directors met six times in fiscal 2006.

  iv.  Executive Compensation Principles

        Audit and Compensation Committee

The Company's Executive Compensation Program is based on guiding principles designed to align executive compensation with Company values and objectives, business strategy, management initiatives, and financial performance.  In applying these principles the Audit and Compensation Committee of the Board of Directors, comprised of Stanley Kreitman, Jack Polak and Robert Lage, which met four times in fiscal 2006, has established a program to:

         Reward executives for long‑term strategic management and the enhancement of shareholder value.

         Integrate compensation programs with both the Company's annual and long‑term strategic planning.

         Support a performance‑oriented environment that rewards performance not only with respect to Company goals but also Company performance as compared to industry performance levels.

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

v. Employment Contracts/Compensation Program

The total compensation program consists of both cash and equity based compensation.  The Audit and Compensation Committee (the "Committee") determines the level of salary and bonuses, if any, for key executive officers of the Company.  The Committee determines the salary or salary range based upon competitive norms.  Actual salary changes are based upon performance, and bonuses were awarded by the Committee in consideration of the Company's performance during the 2006 fiscal year.

The Company has executed Employment Contracts with its CEO, David Edell, and its Chairman of the Board, Ira W. Berman. The contracts for both are exactly the same.  The contracts expire on December 31, 2010.  The contracts provide for a base salary which commenced in 1994 in the amount of $300,000 (plus a bonus of 20% of the base salary), with a year-to-year CPI or 6% increase, plus 2.5% of the Company’s pre-tax income less depreciation and amortization (EBITDA).  (The 2.5% measure in the bonus provision of the Edell/Berman contracts was amended on November 3, 1998 so as to calculate it against earnings before income taxes, less depreciation, amortization and expenditures for media and cooperative advertising in excess of $8,000,000.)  On May 24, 2001, the contract was amended increasing the base salary then in effect by $100,000 per annum (See Item 11, Summary Compensation Table).  The contracts also provide that at the end of the term or upon retirement, Edell/Berman shall be retained by the Company as consultants at the consideration equal to 50% of the prior year’s salary and bonus for a five year period.

David Edell’s sons, Dunnan Edell and Drew Edell have five-year employment contracts in the amounts of $270,000 and $200,000 respectively, which expire on November 30, 2007.  On February 10, 2006, the Board of Directors extended the contracts for Dunnan Edell and Drew Edell to December 31, 2010 (See Item 11, Summary Compensation Table).  Dunnan Edell is a director and President of the Company.  Drew Edell is the Vice President of Product Development and Production.  On July 1 2003, Dunnan Edell’s salary was increased to $300,000, and on January 5, 2004, Drew Edell’s salary was increased to $225,000 and in 2005, it was increased to $250,000.

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

No new awards were made by the committee in fiscal 2006.

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

The exercise price of all nonqualified stock options must be at least equal to 85% of the fair market value of the underlying stock on the date of grant.  The exercise price of all Incentive Stock Options must be at least equal to the fair market value of the underlying stock on the date of grant.  The aggregate fair market value of stock of the Company  (determined at the date of the option grant) for which any employee may be granted Incentive Stock Options in any calendar year may not exceed $100,000, plus certain carryover allowances.  The exercise price of an Incentive Stock Option granted to any participant who owns stock possessing more than ten (10%) of the voting rights of the Company's outstanding capital stock must be at least 110% of the fair market value on the date of grant. As at November 30, 2006, 181,000 stock options, yet exercisable, to purchase 181,000 shares of the Company's Common Stock, were outstanding.

The Company has adopted Stock Appreciation Rights incentives and Restricted Stock grants in the 2005 Amended Stock Option Plan.  No such grants were issued in fiscal 2006.  All of the terms and conditions of the Plan were included in the June 15, 2005 Proxy, which Plan was approved by the shareholders at the annual meeting.  The Proxy was incorporated by reference to the 10K Annual Report for fiscal 2005.

vii. Performance Graph

Set forth below is a line graph comparing cumulative total shareholder return on the Company's Common Stock, with the cumulative total return of companies in the NASDAQ Stock Market (U.S.) and the cumulative total return of Dow Jones's TMI/Personal Products Index.

GRAPH

CCA Industries - ASE

	Cumulative Total Return
	12/01	12/02	12/03	12/04	12/05	12/06

CCA Industries, Inc.	100.00	154.26	670.71	941.41	774.26	989.01
Dow Jones US Total Market	100.00	77.92	101.88	114.12	121.34	140.23
Dow Jones US Personal Products	100.00	95.54	110.51	128.80	136.75	163.19

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock and/or Class A Common Stock as of November 30, 2006 by (i) all those known by the Company to be owners of more than five percent of the outstanding shares of Common Stock or Class A Common Stock; (ii) each officer and director; and (iii) all officers and directors as a group.

Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is beneficial owner of them.

                                                                                                                                    Ownership, As A

                                                                                                                                        Percentage of

                                                                                                                                    All Shares Out-

                                                     Number of                             “Option                      Standing/Assuming

  Name and Address                   Shares Owned (1):                 Shares” (1)     Option Share Exercise (1)

                                                Common

                                                  Stock             Class A (2)

David Edell                             146,609           484,615               25,000               9.0%               9.3%

c/o CCA Industries, Inc.

200 Murray Hill Parkway

East Rutherford, NJ 07073

Ira W. Berman                         160,533           483,087               25,000                9.2%               9.5%

c/o CCA Industries, Inc.

Costa Brava Partnership III LP (3)

420 Boylston Street                 500,000              -                               -                  7.1%                7.1%

Boston, MA

Jack Polak                                 53,254              -                               -                  0.8%                0.8%

c/o CCA Industries, Inc.

Stanley Kreitman                       15,000              ‑                              -                    0.2%                0.2%

c/o CCA Industries, Inc.

Dunnan Edell                             60,969              ‑                          70,000              0.9%                1.9%

c/o CCA Industries, Inc.

Gio Batta Gori, PhD                   -                       -                           -                        -                          -

c/o CCA Industries, Inc.

Robert Lage                                 -                      -                            -                      -                          -

c/o CCA Industries, Inc.

Drew Edell                               98,108               ‑                          15,000              1.4%                1.6%

c/o CCA Industries, Inc.

John Bingman                             ‑                        ‑                         10,000                  0%                 .1%

c/o CCA Industries, Inc.

Stephen A. Heit                             1,000             -                               -                     .01%                  -

c/o CCA Industries, Inc.

Officers and Directors            1,035,473        967,702               145,000                      -                      -

as a group (10 persons)

_______________________

(1) The number of “Option Shares” represents the number of shares that could be purchased by and upon exercise of unexercised options exercisable within 90 days; and the percentage ownership figure denominated “Assuming Option Share Exercise” assumes, per person, that unexercised options have been exercised and, thus, that subject shares have been purchased and are actually owned.  In turn, the “assumed” percentage ownership figure is measured, for each owner, as if each had exercised such options, and purchased subject ‘option shares,’ and thus increased total shares actually outstanding, but that no other option owner had ‘exercised and purchased.’

(2) David Edell and Ira Berman own 100% of the outstanding shares of Class A Common Stock. Messrs. David Edell, Dunnan Edell, and Ira Berman are officers and directors.  Messrs. Stephen Heit, John Bingman and Drew Edell is an officer.  Messrs. Lage, Kreitman and Polak are independent, outside directors.

(3) The principal business of Costa Brava Partnership III L.P. is to make investments in, buy, sell, hold, pledge and assign securities. The principal business of Roark, Rearden and Hamot, LLC is to act as general partner of Costa Brava Partnership III L.P. The principal business address is 420 Boylston Street, Boston, MA 02116.  Seth W. Hamot is the president of Roark, Rearden & Hamot, LLC, which is the general partner of Costa Brava Partnership III L.P.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 2006, several related parties provided services to the Company, which were deemed immaterial to the financial statements.

During fiscal 2006 the Company purchased and retired an aggregate of 225,000 shares of common stock from three officers/directors, David Edell-100,000, Ira Berman-100,000 and Drew Edell-25,000.  The purchase price was $10.50 per share discounted from $10.82 per share, the closing price at the close of business on the transaction date.  The Company purchased 9,392 shares from Stanley Kreitman, a director, and 15,000 shares from Rami Abada, a former director, for $10.50 per share discounted from $10.70 per share, the closing price at the close of business on the transaction date.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

KGS LLP (“KGS”) (formerly known as Sheft Kahn & Company LLP) served as the Company’s independent auditors for 2006 and 2005.  The services performed by KGS in this capacity included conducting an audit in accordance with generally accepted auditing standards of, and expressing an opinion on, the Company’s consolidated financial statements.

            Audit Fees

KGS’s fees for professional services rendered in connection with the audit and review of Forms 10-K and all other SEC regulatory filings were $216,725 for the 2006 fiscal year and $162,178 for the 2005 fiscal year.  The Company has paid and is current on all billed fees.

            Audit Related Fees

Audit related fees billed in Fiscal 2006 and 2004 by KGS were $39,012 and $3,265, respectively.  Audit related fees consist primarily of fees billed for professional services rendered by KGS for accounting consultations and services related to business acquisitions and dispositions, responses to SEC correspondence, and readiness consultations for Section 404 of the Sarbanes Oxley Act of 2002.

            Tax Fees

KGS’s fees for professional services rendered in connection with Federal and State tax return preparation and other tax matters for the 2006 and 2005 fiscal years were $58,100 and $41,181, respectively.

            All Other Fees

All other fees of $140 and $565 billed in Fiscal years 2006 and 2005, respectively, represent fees for miscellaneous services other than those described above.

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENTS,

              SCHEDULES AND REPORTS ON FORM 8‑K

Financial Statements:

Table of Contents, Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of November 30, 2006 and 2005, Consolidated Statements of Income for the years ended November 30, 2006, 2005 and 2004, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Shareholders' Equity for the years ended November 30, 2006, 2005 and 2004, Consolidated Statements of Cash Flows for the years ended November 30, 2006, 2005 and 2004, Notes to Consolidated Financial Statements.

Financial Statement Supplementary Information:

Schedule II: Valuation Accounts; Years Ended Nov. 30, 2006, 2005 and 2004.

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

Previously filed as an exhibit to and incorporated by reference from the indicated report filed with the Securities and Exchange Commission:

(1) The Forms 8K, filed on May 22, 2002 and November 20, 2002, are incorporated by reference to this 2006 10K.  Three 8Ks are referenced, October 29, 2003, November 24, 2003 and December 11, 2003.  Three additional 8Ks are referenced, one on April 7, 2004, one on August 3, 2004 and the last on October 6, 2004.

(2) Forms 8K filed on April 11, 2005, June 27, 2005, and July 15, 2005 are incorporated by reference to this 10K.

(3) The Company’s 2003 Stock Option Plan was filed with the 2003 Proxy and is incorporated by reference to this 10K.

(4) The Company’s 2005 Amended and Restated Stock Option Plan and the 2005 Proxy are incorporated by reference herein.

The following reports were filed with the Securities and Exchange Commission during the three months ended November 30, 2006:

(1) Form 425, filed on September 6, 2006 announcing that the Company entered into a $25 million non-secured revolving Line of Credit with the Wells Fargo Bank.

(2) Form 8K, filed on September 6, 2006, announcing that the Company entered into a $25 million non-secured revolving Line of Credit with the Wells Fargo Bank.

(3) Form 10Q, filed on October 10,2006, for the quarter ended August 31, 2006.

(4) Form 8K, filed on October 23, 2006, announcing that On October 11, 2006, in the case of Ellen and Murray Swartz v. CCA Industries, Inc . in the Court of Common Pleas, Philadelphia County, all claims and cross claims against CCA Industries, Inc. were dismissed with prejudice.

(5) Form 8K, filed on November 3, 2006, announcing that   In a news release made public today (attached herewith as Exhibit “A”), CCA Industries, Inc. announced that Dubilier & Company has entered into a Letter of Intent (attached herewith as Exhibit “B”) with CCA Industries, Inc. to acquire the Company for approximately $94,000,000 or $12.00 per share for the common stock and $14.50 per share for the restricted Class A stock. The purchase is contingent upon the execution of the mutually agreed to terms and conditions of the Definitive Purchase Agreement.

(6) Form 13D/A, filed on November 6, 2006 by filing person, announcing  that the Reporting Person no longer beneficially owns more than 5% of the Issuer’s securities.

(7)  Form 13D/A filed on November 22, 2006 by filing person, announcing that on November 17, 2006, Costa Brava sent a letter to the Board of Directors of the Issuer expressing its concerns over the proposed merger between the Issuer and Dubilier & Company, Inc.

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

    DUNNAN EDELL              Officer, Director

s/                                              Executive Vice President,                   February 28, 2006

    STEPHEN HEIT                 Chief Financial Officer

s/                                              Vice President ,                                   February 28, 2006

    DREW EDELL                    Product Development

s/                                             Director                                               February 28, 2006

    STANLEY KREITMAN

s/                                               Director                                           February 28, 2006

    ROBERT LAGE

s/                                                Director                                           February 28, 2006

    JACK POLAK

s/                                               Director                                           February 28, 2006

    GIO BATTA GORI

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005

                                                                C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM..................... 1

FINANCIAL STATEMENTS:

   CONSOLIDATED BALANCE SHEETS............................................................................ 2-3

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................................... 8-34

SUPPLEMENTARY INFORMATION

   SCHEDULE II – VALUATION ACCOUNTS……………………………………………...35

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

CCA Industries, Inc.

East Rutherford, New Jersey

            We have audited the consolidated balance sheets of CCA Industries, Inc. and Subsidiaries as of November 30, 2006 and 2005, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCA Industries, Inc. and Subsidiaries as of November 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

            Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedule titled “Schedule II – Valuation and Qualifying Accounts” is presented for purposes of additional analysis and is not a required part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financials statements taken as a whole.

                                                                        KGS LLP

                                                                        CERTIFIED PUBLIC ACCOUNTANTS

February 28, 2007

Jericho, New York

                                      CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS

                                                                    A S S E T S

                                                                                                                    November 30,

                                                                                                            2006                   2005

Current Assets

   Cash and cash equivalents                                                       $   4,385,340         $  3,536,542

   Short-term investments and marketable

      securities (Notes 2 and 6)                                                        11,516,349             7,050,026

   Accounts receivable, net of allowances of

      $1,026,197 and $938,712 respectively                                      7,188,197             9,260,399

   Inventories, net of reserve for inventory

      obsolescence of $777,715 and $854,764

      respectively (Notes 2 and 3)                                                      6,350,013             6,554,150

   Prepaid expenses and sundry receivables                                        684,875                526,134

   Prepaid income taxes and refunds due (Note 8)                                          -                 165,560

   Deferred income taxes (Note 8)                                                    1,180,472                818,948

               Total Current Assets                                                       31,305,246             7,911,759

Property and Equipment, net of accumulated

  depreciation and amortization

         (Notes 2 and 4)                                                                          561,634                 67,238

Intangible Assets, net of accumulated

    amortization (Notes 2 and 5)                                                           503,595               583,177

Other Assets

    Marketable securities (Notes 2 and 6)                                         4,073,656             6,275,390

    Deferred taxes                                                                                   24,940                  23,419

    Other                                                                                                  47,500                 48,325

         Total Other Assets                                                                   4,146,096            6,347,134

         Total Assets                                                                         $36,516,571        $35,309,308

See Notes to Consolidated Financial Statements.

                                                                            -2-

                                      CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                                  November 30,

                                                                                                          2006                    2005

Current Liabilities

    Accounts payable and accrued

         liabilities (Note 10)                                                             $  8,104,424      $   8,734,092

    Income tax payable                                                                          413,869                          -

    Dividends payable                                                                           490,970              575,560

         Total Current Liabilities                                                          9,009,263           9,309,652

Capitalized lease obligations                                                              122,517                          -

        Total Liabilities                                                                       9,131,780            9,309,652

Commitments and Contingencies (Note 12)

Shareholders' Equity

    Preferred stock, $1.00 par; authorized

         20,000,000 shares; none issued                                                             -                          -

    Common stock, $.01 par; authorized

         15,000,000 shares; issued and

         outstanding 6,034,651 and

         6,212,055 shares, respectively                                                     60,346                 62,121

    Class A common stock, $.01 par; authorized

         5,000,000 shares; issued and outstanding

         967,702 and 967,702 shares, respectively                                     9,677                   9,677

         Additional paid-in capital                                                       2,329,570            5,105,732

     Retained earnings                                                                      25,112,331          21,200,465

     Unrealized (losses) on marketable securities                        (127,133)    (378,339)

         Total Shareholders' Equity                                                    27,284,791          25,999,656

         Total Liabilities and Shareholders' Equity                          $36,516,571        $35,309,308

See Notes to Consolidated Financial Statements.

                                                                            -3-

                                      CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF INCOME

                                                                                      Years Ended November 30,

                                                                        2006                             2005                    2004

Revenues

    Sales of health and beauty

         aid products, net                               $63,302,220               $61,181,334        $59,008,135

    Other income                                                 797,803                     572,909               850,196

                                                                     64,100,023                61,754,243          59,858,331

Costs and Expenses

    Cost of sales                                            23,260,307                 22,734,062          20,808,145

     Selling, general and

         administrative expenses                      21,104,728                 20,246,344          17,399,483

     Advertising, cooperative and

         promotions                                          10,345,407                 10,671,906          11,349,618

     Research and development                          536,590                      772,627               876,665

     Provision for doubtful accounts          (73,657)                     201,864                 18,675

     Interest expense                                             10,003                        19,912                 31,466

                                                                    55,183,378                 54,646,715           50,484,052

         Income before Provision

           for Income Taxes                                8,916,645                   7,107,528            9,374,279

Provision for Income Tax                              3,312,394                   3,322,026           3,577,616

         Net Income                                       $  5,604,251               $  3,785,502         $ 5,796,663

Weighted Average Shares *

    Outstanding

         Basic                                                     7,034,276                  7,145,297            7,399,472*

           Diluted                                                7,133,332                  7,317,994            7,680,781*

Earnings Per Common Share*

    (Note 2):

         Basic                                                             $.80                            $.53                    $.78*

           Diluted                                                        $.79                            $.52                    $.75*

  * Adjusted for 2% stock dividend.

See Notes to Consolidated Financial Statements.

                                      CCA INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                          Years Ended November 30,

                                                                           2006                           2005                  2004

Net Income                                                  $5,604,251                 $3,785,502          $5,796,663

Other Comprehensive Income  (Loss)

      Unrealized holding gain (loss)

        on investments                                          251,206                (149,395)      (133,716)

Comprehensive Income                               $5,855,457                 $3,636,107          $5,662,947

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

	COMMON STOCK (1) SHARES AMOUNT		ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS	UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES	TREASURY STOCK

Balance – November 30, 2003	7,701,903	$77,019	$3,829,914	$19,891,541	($ 95,228)	($358,706)
Issuance of common stock	131,825	1,318	3,682
Net income for the year				5,796,663
Dividends declared				(995,440)
Unrealized (loss) on marketable securities					(133,716)
Retirement of treasury stock	(192,849)	(1,928)	38	(207,145)		209,035
Purchase and retirement of common stock	(510,000)	(5,100)	100	(4,490,000)
Stock dividend			1,260,926	(1,260,926)
Balance – November 30, 2004 as revised	7,130,879	71,309	5,904,660	18,734,693	(228,944)	(149,671)
Issuance of common stock	137,769	1,378	11,072
Net income for the year				3,785,502
Dividends declared				(1,151,411)
Unrealized (loss) on marketable securities					(149,395)
Purchase of 2,188 shares of common stock						(19,537)
Retirement of treasury stock	(88,891)	(889)		(168,319)		169,208
Balance – November 30, 2005	7,179,757	71,798	5,105,732	21,200,465	(378,339)	-
Issuance of common stock	95,500	955	46,795
Net income for the year Dividends declared Unrealized (loss) on marketable securities				5,604,251 (1,692,385)	251,206
Purchase and retirement of common stock	(272,904)	(2,730)	(2,822,957)	-	-	-
Balance – November 30, 2006	7,002,353	$70,023	$2,329,570	$25,112,331	($127,133)	$ -

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30,

                                                                                             2006                         2005                  2004

Cash Flows from Operating Activities:

    Net income                                                                 $5,604,251              $3,785,502         $5,796,663

      Adjustments to reconcile net

             income to net cash provided by

             operating activities:

         Depreciation and amortization                                    227,039                  329,278              307,598

       (Gain) on sale of securities                                     (62,012)                           -         (143,736)

         Loss (gain) on sale or impairment

                   of intangible assets                                            112,901                    42,380       (9,947)

         (Increase) decrease in deferred

               income taxes                                                     (363,045)           (202,154)            308,600

          Decrease (increase) in accounts receivable             2,072,202            (582,415)      (2,073,002)

          Decrease (increase) in inventory                                204,137             (506,150)     (735,301)

          (Increase) decrease in prepaid expenses

               and sundry receivables                                     (158,741)                 169,519       (104,803)

          Decrease (increase) in prepaid income

               taxes and refunds due                                             165,560                  253,091        (182,031)

         Decrease (increase) in other assets                                     825           (10,914)                 1,727

         (Decrease) increase in accounts payable and

                accrued liabilities                                             (629,667)             1,751,257           1,379,685

          Increase (decrease) in income taxes payable              413,869            (59,888)               59,888

          Net Cash Provided by Operating

               Activities                                                            7,587,319               4,969,506           4,605,341

Cash Flows from Investing Activities:

    Acquisition of property and equipment                     (309,594)            (215,066)      (140,674)

    Acquisition of intangible assets                               (45,161)            (126,233)      (27,036)

    Purchase of available for sale securities                  (12,588,205)            (4,616,689)      (4,249,221)

    Proceeds from sale of available for

         sales securities                                                       10,636,835               1,946,814          7,078,164

    Proceeds from sale of trademark                                                 -                              -               50,000

             Net Cash (Used in) Provided by

               Investing Activities                                         (2,306,125)           (3,011,174)         2,711,233

Cash Flows from Financing Activities:

    Purchase of common shares                                       (2,825,687)                       594       (4,495,000)

    Repurchase of outstanding debentures                                         -           (497,656)                       -

    Proceeds from exercise of stock options                            47,749          (8,548)                 5,000

    Increase in capital lease obligation                                  151,407                           -                          -

    Payments of capitalized lease obligation                   (28,890)                          -                          -

    Purchase of treasury stock                                                          -                          867                        -

    Dividends paid                                                          (1,776,975)         (1,059,277)     (891,131)

             Net Cash (Used in) Financing Activities          (4,432,396)          (1,564,020)     (5,381,131)

Net Increase In Cash                                                            848,798                  394,312          1,935,443

Cash at Beginning of Year                                                3,536,542               3,142,230          1,206,787

Cash and Cash Equivalents at End of Year                    $ 4,385,340            $3,536,542        $3,142,230

Supplemental Disclosures of Cash

  Flow Information:

    Cash paid during the year for:

         Interest                                                                   $      10,003           $     19,912        $     31,466

         Income taxes                                                             2,256,400             3,297,371          3,382,450

Supplemental Disclosure of Non-Cash

  Information:

    Dividends declared and accrued                                  $   490,970           $  575,560         $  483,426

    Retirement of 272,904, 88,891 and 192,849

        shares of treasury stock                                              2,825,687               169,208             209,035

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

Accounts Receivable

Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowances for coop advertising and reserves for returns which are anticipated to be taken as credits against the balances as of November 30th. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due.  Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition.  Changes in the estimate collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised.  Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts.  The Company generally does not require collateral for trade receivables.

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

During fiscal 2005, three officers/shareholders exercised in the aggregate 139,000 options, David Edell with 65,000, Ira Berman with 59,000 and Stanley Kreitman with 15,000.  In addition, 5,000 options were exercised by Aimee Boutcher.

During fiscal 2006, four officers/directors exercised in the aggregate 95,500 options, David Edell with 22,500, Ira Berman with 28,000, Dunnan Edell with 20,000 and Jack Pollack with 25,000.

In addition, the Company purchased and retired an aggregate of 225,000 shares of common stock from three officers/directors, David Edell-100,000, Ira Berman-100,000 and Drew Edell-25,000.  The purchase price was $10.50 per share discounted from $10.82 per share, the closing price at the close of business on the transaction date.  The Company purchased 9,392 shares from Stanley Kreitman, a director, and 15,000 shares from Rami Abada, a former director, for $10.50 per share discounted from $10.70 per share, the closing price at the close of business on the transaction date.

For the year ended November 30, 2006, dividends declared but not yet due amounted to $490,970.

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

Revenue Recognition:

The Company recognizes sales upon shipment of merchandise.  Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives.  Although no legal right of return exists between the customer and the Company, it is an industry-wide practice to accept returns from customers.  The Company, therefore, records a reserve for returns equal to its gross profit on its historical percentage of returns on its last five months sales. Those returns which are anticipated to be taken as credits against the balances as of November 30th are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities.

Sales Incentives:

In accordance with EITF 00-14, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to “advertising and promotional” expense.  Had EITF 00-14 not been adopted, net sales for the years ended November 2006, 2005 and 2004 would have been $65,352,334, $65,352,334, and $62,673,158 respectively.  In the fourth quarter of 2006, the Company reclassified certain promotional expenses from sales expense to a charge against sales for fiscal 2006.  For comparison purposes, those same expenses were reclassified for fiscal years 2004 and 2005.  None of these changes affect net income reported for the interim periods or fiscal years ended November 30, 2004, 2005 and 2006.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs:

The Company’s policy is to charge advertising costs to expense as incurred.  During fiscal 2005, the Company changed its estimate of future benefits it derives from advertising expenditures and the effect it has on its allocation among the interim quarters.  Effective June 1, 2005, the Company expensed its advertising based on when the advertising ran.  The change in estimate affected interim reporting in fiscal 2005 and had no effect on the Company’s year-end earnings for fiscal 2005.

Shipping Costs:

The Company’s policy for fiscal financial reporting is to charge shipping cost to operations as incurred.  For the years ended November 30, 2006, 2005 and 2004, included in selling, general and administrative expenses are shipping costs amounting to $2,542,685, $3,601,322, and $2,813,479, respectively.

Stock Options:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for

Share-Based Compensation” which is a revision of SFAS No. 123.  Effective for  annual or interim periods beginning after December 15, 2005, SFAS No. 123R requires stock grants to employees to be recognized in the income statement based on their fair values.  The adoption of SFAS No. 123R did not have any impact on the

Company’s financial position, results of operations or cash flow.

Reclassifications

Certain prior years amounts have been reclassified to conform with the current years presentation.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issue FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 109”.  FIN No. No. 48 established a recognition threshold and measurement for income tax positions recognizes in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”.  FIN No. 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  Accordingly, the Company plans to adopt FIN No. 48 on December 1, 2007.  The Company has not determined the impact if any, on the adoption of FIN No. 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years.  The Company has not determined the impact, if any, of the adoption of SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Statements Nos. 87, 88,106 and 132R.  SFAS No. 158, requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position , measure a plan’s assets and obligations as of the end of the employer’s fiscal year-end and recognize changes in the funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2007.  Since the Company does not have a defined benefit plan, the adoption will not have an impact on the Company’s financial statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for the first fiscal year ending after November 15, 2006 which will  be the fiscal year ending November 30, 2006.  The adoption of this statement had no material impact on the Company’s financial position or results of operations.

NOTE 3 -     INVENTORIES

At November 30, 2006 and 2005, inventories consist of the following:

                                                                              2006                         2005

Raw materials                                                    $3,822,073               $3,946,164

Finished goods                                                     2,527,940                 2,607,986

                                                                           $6,350,013               $6,554,150

At November 30, 2006and 2005, the Company had a reserve for obsolete inventory of $777,715 and $854,764, respectively.

NOTE 4 -     PROPERTY AND EQUIPMENT

At November 30, 2006 and 2005, property and equipment consisted of the following:

                                                                                                       2006                          2005

                     Machinery and equipment                                  $   125,788                 $   125,788

                    Office furniture and equipment                                825,928                      793,937

                    Transportation equipment                                          10,918                        10,918

                    Tools, dies, and masters                                          426,470                      548,846

                     Capitalized lease obligations                                 162,218                            -

                     Leasehold improvements                                        300,402                      294,067

                                                                                                 1,851,724                   1,773,556

                     Less:  Accumulated depreciation

                              and amortization                                         1,290,090                   1,306,318

                     Property and Equipment - Net                            $   561,634                $   467,238

Depreciation expense for the years ended November 30, 2006, 2005 and 2004 amounted to $215,197, $317,573, and $299,451, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -  INTANGIBLE ASSETS

Intangible assets consist of owned trademarks and patents for ten product lines covering thirty countries.  The cost and accumulated amortization for November 30, 2006 and 2005 is as follows:

                                                                                                     2006                       2005

           Trademarks and patents                                                  $650,274              $741,427

           Less: Accumulated amortization                                      146,679                158,250

           Intangible Assets - Net                                                   $503,595              $583,177

Patents are amortized on a straight-line basis over their legal life of 17 years and trademarks are adjusted to realizable value for each quarterly reporting period. During 2006, $112,901 ($23,413 of accumulated amortization) of intangibles were deemed to be impaired and written off. Amortization expense for the years ended November 30, 2006, 2005 and 2004 amounted to $11,843, $54,085, and $48,200, respectively.  Estimated amortization expense for November 30, 2007, 2008, 2009, 2010 and 2011 will be $21,871, $21,095, $18,136, $13,463 and $12,769, respectively.

NOTE 6 -  SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value.  The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets.  The cost and market values of the investments at November 30, 2006 and November 30, 2005 were as follows:

                                                                    November 30,                                 November 30,

                                                                            2006                                                  2005

                  Current:                                           COST         MARKET              COST                MARKET

                  Corporate obligations            $ 4,725,545       $ 4,712,154    $   4,169,918         $   4,080,882

                  Government obligations

                    (including mortgage

                      backed securities)                 6,519,395          6,536,115          2,732,192              2,726,444

                   Common stock                              51,649                56,508              51,649                    52,368

                   Mutual funds                               208,955              148,464            198,305                  136,191

                   Other equity                                  64,881                63,108              60,335                    54,141

                      Total                                   11,570,425         11,516,349         7,212,399               7,050,026

                  Non-Current:

                  Corporate obligations               1,591,292           1,571,928         3,040,192              2,926,098

                  Government obli-

                    gations                                     1,630,576          1,583,524         2,526,319              2,456,724

                  Preferred stock                             824,845             818,204            824,845                 792,568

                  Other equity

                    investments                                 100,000             100,000            100,000                 100,000

                      Total                                      4,146,713          4,073,656         6,491,356              6,275,390

                      Total                                  $15,717,138      $15,590,005     $13,703,755           $13,325,416

CCA INDUSTRIES, INC. AND SUBSIDIARIES

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6-  SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

The market value at November 30, 2006 was $15,590,005 as compared to $13,325,416 at November 30,

2005.  The gross unrealized gains and losses were $47,504 and ($174,637) for November 30, 2006 and

$13,577 and ($391,896) for November 30, 2005.  The cost and market values of the investments at

November 30, 2006 were as follows:

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

                                                                                                                                                                                                  Amount at Which

                                                                                                                                                                                                   Each Portfolio

                                                                                                                Number of                                         Market             Of Equity Security

                                                                                                            Units-Principal                                        Value of            Issues and Each

                                                                                                                Amount of                                     Each Issue                 Other Security

Name of Issuer and                            Maturity                Interest             Bonds and         Cost of                  at Balance              Issue Carried in

    Title of Each Issue                            Date                      Rate                   Notes        Each Issue                Sheet Date                 Balance Sheet

CORPORATE OBLIGATIONS:

Alcoa                                                      8/15/07             4.250%              300,000   $   298,311            $     296,998                 $   296,998

American Express Co                           11/20/07             3.750                 100,000          99,858                     98,629                        98,629

American General Fin Corp                  11/15/07             4.500                 200,000        198,530                   198,830                     198,830

Banc One Global Notes                          9/01/07             4.125                 200,000        199,172                   197,880                      197,880

Banc One Global Notes                          6/30/08             2.625                 125,000        124,363                   120,281                      120,281

Bank of America Corp                            1/15/08             3.875                 250,000        249,560                   246,333                      246,333

Bank of America Corp                            8/15/08             3.250                 200,000        199,630                   194,300                      194,300

Bear Sterns                                              2/15/07             2.650                 100,000        100,000                     99,411                        99,411

Berkshire Hathaway                                7/02/07             3.400                 250,000        247,338                   247,490                      247,490

BP Capital Markets                               12/29/06             2.750                 300,000        297,110                   299,478                      299,478

Caterpillar Fin Service Corp                  6/15/07             4.875                 100,000          99,970                      99,734                       99,734

Chevron Texaco Capital Co                    9/17/07             3.500                 200,000        197,384                    197,486                     197,486

Citigroup Global Markets                     12/20/07             4.200                 200,000        199,442                    197,948                     197,948

Citigroup Global Markets                       3/15/07             2.350                 150,000        150,000                    148,643                     148,643

Citigroup Global Markets                       3/15/07             3.750                 150,000        150,000                    149,205                     149,205

GE Capital Corp Medium                       1/15/07             2.800                 300,000        296,728                    298,075                     298,075

GE Capital Internotes                              2/15/07             2.500                 200,000        200,000                    198,806                    198,806

GE Capital Internotes                              3/15/07             2.350                 250,000        250,000                    247,723                    247,723

General Electric Capital Corp                8/15/07             3.500                 200,000        197,354                    197,786                    197,786

Glaxosmithkline CAP PLC                      4/16/07             2.375                 200,000        198,894                    197,754                   197,754

GMAC Smartnotes                                12/15/06             3.400                 200,000        200,000                    199,900                    199,900

GMAC Smartnotes                                  9/15/07             3.750                 200,000        200,000                    195,460                    197,460

Goldman Sachs Group                            1/15/08             4.125                 200,000        199,196                    197,906                    197,906

HSBC Financial Corp                           10/15/07             5.050                 250,000        250,000                    249,715                    249,715

John Deere Capital Corp                         8/22/07             4.500                 150,000        149,250                    149,136                    149,136

John Hancock Life Ins                             3/15/07             2.350                 150,000        150,000                    148,698                    148,698

Lehman Brothers                                     1/22/08             4.000                 200,000        196,950                    197,404                     197,404

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6- SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

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

                                                                                                                                                                                                  Amount at Which

                                                                                                                                                                                                   Each Portfolio

                                                                                                                Number of                                         Market             Of Equity Security

                                                                                                            Units-Principal                                        Value of            Issues and Each

                                                                                                                Amount of                                     Each Issue                 Other Security

Name of Issuer and                            Maturity                Interest             Bonds and         Cost of                  at Balance              Issue Carried in

    Title of Each Issue                            Date                      Rate                   Notes        Each Issue                Sheet Date                 Balance Sheet

CORPORATE OBLIGATIONS (Continued):

Merrill Lynch & Co                           11/15/07                4.000%              400,000   $   396,994                $   395,044                  $     395,044

United Healthcare Notes                      1/30/08                3.300                   75,000          74,890                       73,324                           73,324

Walmart                                               7/12/07                4.375                 200,000        198,652                     199,172                         199,172

Washington Mutual                               1/15/08                4.375                 250,000        248,103                    247,703                          247,703

Wells Fargo & Co                                8/25/08                3.120                 100,000          99,158                      96,730                            96,730

                                                                                                                                      6,316,837                 6,284,082                       6,284,082

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

                                                                                                                Number of                                         Market             Of Equity Security

                                                                                                            Units-Principal                                        Value of            Issues and Each

                                                                                                                Amount of                                     Each Issue                 Other Security

Name of Issuer and                            Maturity                Interest             Bonds and         Cost of                  at Balance              Issue Carried in

    Title of Each Issue                            Date                      Rate                   Notes        Each Issue                Sheet Date                 Balance Sheet

GOVERNMENT OBLIGATIONS:

CA Infrastructure & Dev                             10/01/20         Variable         300,000    $   300,000              $   300,000        $   300,000

NJ Turnpike Authority                                   1/01/30             1.05%        150,000         150,000                   150,000             150,000

Tennessee Valley                                          5/01/29             6.50                4,700         122,820                   115,150             115,150

US T Bill                                                     12/21/06             4.76            298,000         290,993                  297,145             297,145

US T Bill                                                       2/15/07             4.86            450,000         444,851                  445,347             445,347

US T Note                                                     8/15/07             6.13            410,000         413,493                   413,186             413,186

US T Note                                                     5/15/07             3.13            200,000         199,465                   198,296             198,296

US T Bill                                                     12/21/06             0.00            350,000         345,800                  348,996             348,996

US T Note                                                     1/04/07             0.00            220,000         214,399                   218,977             218,977

US T Bill                                                       1/18/07             0.00            200,000         197,563                  198,712             198,712

US T Bill                                                       2/22/07             0.00            250,000         243,772                  247,170             247,170

US T Bill                                                       2/28/07             3.38            200,000         197,792                  199,180             199,180

US T Bill                                                       3/22/07             0.00            350,000         341,354                  344,712             344,712

US T Bill                                                       4/30/07             3.63            250,000         248,512                  248,623             248,623

US T Note                                                     5/15/07             4.38            250,000         248,996                   249,288             249,288

US T Note                                                     5/15/07             4.38            100,000           99,598                     99,715               99,715

US T Note                                                     5/15/07             4.38            250,000         249,446                   249,288             249,288

US T Note                                                     5/15/07             4.38            100,000           99,851                     99,715               99,715

US T Note                                                     5/31/07             3.50            200,000         197,259                   199,490             199,490

US T Note                                                     5/31/07             3.50            200,000         198,719                   198,546             198,546

US T Note                                                     6/30/07             3.50            250,000         247,680                   248,038             248,038

US T Note                                                     6/30/07             3.63            100,000           99,072                     99,215               99,215

US T Note                                                     6/30/07             3.63            250,000         247,973                   248,038             248,038

US T Note                                                     6/30/07             3.63            150,000         148,784                   148,823             148,823

US T Note                                                     6/30/07             3.63            200,000         199,757                   198,430               198,43

Federal Natl Mtg Assn                                  7/15/07             3.63            100,000           99,462                     99,438               99,438

Federal Natl Mtg Assn                                  7/15/07             4.25            100,000           99,600                     99,438               99,438

US T Note                                                     8/31/07             4.25            250,000         249,258                   248,233             248,233

FNMA                                                           9/24/07             4.00            200,000         200,000                   196,688             196,688

Federal Home Loan Bank                            10/03/07             3.00            200,000         200,000                   200,250             200,250

Federal Home Loan Bank                            10/19/07             5.25            200,000         198,178                   198,376             198,376

US T Note                                                   11/15/07             4.13            250,000         248,109                    245,635             245,635

US T Note                                                   11/15/07             3.00              50,000           49,669                      49,127               49,127

FNMA                                                         12/10/07             3.00            150,000         150,000                    148,454             148,454

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

                                                                                                                                                                                                  Amount at Which

                                                                                                                                                                                                   Each Portfolio

                                                                                                                Number of                                         Market             Of Equity Security

                                                                                                            Units-Principal                                        Value of            Issues and Each

                                                                                                                Amount of                                     Each Issue                 Other Security

Name of Issuer and                            Maturity                Interest             Bonds and         Cost of                  at Balance              Issue Carried in

    Title of Each Issue                            Date                      Rate                   Notes        Each Issue                Sheet Date                 Balance Sheet

Federal Home Loan Bank                        7/24/08                  2.13%          100,000    $   100,000                $    99,188                 $    99,188

FHLMC                                                 11/15/09                  3.25             250,000         250,000                     247,070                     247,070

FHLMC                                                 11/15/17                  4.50             200,000         200,000                     197,812                     197,812

Tennessee Valley                                    5/01/29                  6.50                 4,000         106,688                       98,000                       98,000

Tennessee Valley                                    5/01/29                  6.50                 9,300         251,068                     227,850                     227,850

                                                                                                                                     8,149,971                  8,119,639                  8,119,639

EQUITY:

Preferred Stock:

General Electric Cap Corp                   11/15/32                  6.10                 8,800         224,845                     221,144                     221,144

MetLife Floater                                       6/15/10                  4.00                 8,000         200,000                     209,200                    209,200

ABN AMRO Cap Fund                         07/03/08                  5.900               2,000           50,000                       49,320                      49,320

JP Morgan Chase Cap IX                      06/15/33                  5.875               2,000           50,000                       48,540                      48,540

Morgan Stanley Cap Tr                         07/15/33                  5.750               4,000         100,000                       95,200                      95,250

Wells Fargo Cap Tr VIII                       08/01/33                  5.625               8,000         200,000                     194,800                    194,800

                                                                                                                                          824,845                   818,204                    818,204

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

                                                                                                                                                                                                  Amount at Which

                                                                                                                                                                                                   Each Portfolio

                                                                                                                Number of                                         Market             Of Equity Security

                                                                                                            Units-Principal                                        Value of            Issues and Each

                                                                                                                Amount of                                     Each Issue                 Other Security

Name of Issuer and                            Maturity                Interest             Bonds and         Cost of                  at Balance              Issue Carried in

    Title of Each Issue                            Date                      Rate                   Notes        Each Issue                Sheet Date                 Balance Sheet

Common Stock:

DTE Energy Company                                                                                   1,200 $        51,649              $        56,508          $       56,508

Mutual Funds

Dreyfus Premier Ltd High Income                                                        16,296.314         208,955                      148,464                 148,464

Other Equity Investments

Aberdeen Asia Pacific Fund                                                                                4         100,000                      100,000                 100,000

PIMCO Floating Rate Strategy                                                                      2,900           64,881                       63,108                    63,108

Totals                                                                                                                        $15,717,138             $15,590,005           $15,590,005

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -     SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

During the years ended November 30, 2006, 2005 and 2004, available-for-sale securities were liquidated and proceeds amounting to $10,636,835 $1,946,814, and $7,078,164 were received, with resultant realized gains/(losses) totaling $62,012, $0, and  $143,736, respectively.  Cost of available-for-sale securities includes unamortized premium or discount.

NOTE 7 -     NOTES PAYABLE AND SUBORDINATED DEBENTURES

The Company has an available line of credit of $25,000,000..  Interest is calculated at the Company’s option, either on the outstanding balance at the prime rate minus 1% or Libor plus 150 basis points at the Company’s option.  The line of credit is unsecured as of November 30, 2006 and must adhere to certain financial covenants pertaining to net worth and debt coverage.  The Company was not utilizing their available credit line at November 30, 2006 and 2005.  The Company has extended the line of credit through August 31, 2007.

On August 1, 2000, the Company repurchased (pursuant to a tender offer) 278,328 shares of its outstanding common stock by issuing subordinated debentures equal to $2 per share, which accrued interest at 6% and have matured on August 1, 2005.  The interest was paid semi-annually.  The debentures and any accrued interest were paid in 2005 fully satisfied the Company’s obligations.

NOTE 8 -     INCOME TAXES

CCA and its subsidiaries file a consolidated federal income tax return.  The Company’s 2004 returns have been examined by the Internal Revenue Service.

At November 30, 2006 and 2005, respectively, the Company has temporary differences arising from the following:

                                                                                                                November 30, 2006

                                                                                                                                           Classified As

                                                                                                     Deferred                Short-                      Long-

                           Type                                            Amount              Tax                  Term                         Term

                                                                                                                                       Asset (Liability)

                      Depreciation                               $    62,361     $      24,940         $             -                  $24,940

                      Reserve for bad debts                     185,779             74,298              74,298                              -

                      Reserve for returns                          443,418           177,336            177,336                              -

                      Reserve for obsolete

                        inventory                                       777,715           311,031            311,031                              -

                      Vacation accrual                             344,031           137,588            137,588                              -

                      Charitable contributions               1,047,761           419,030            419,030                              -

                      Section 263A costs                         153,000             61,189              61,189                               -

                      Net deferred income tax                                     $1,205,412       $1,180,472                   $24,940

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -       INCOME TAXES (Continued)

                                                                                                            November 30, 2005

                                                                                                                                            Classified As

                                                                                                     Deferred                Short-                        Long-

                           Type                                            Amount                   Tax                Term                         Term

                                                                                                                                       Asset (Liability)

                      Depreciation                                  $  62,631         $  23,419       $              -                    $23,419

                      Reserve for bad debts                     260,366              97,172              97,172                              -

                      Reserve for returns                          678,346           253,650            253,650                              -

                      Reserve for obsolete

                        inventory                                       854,764           319,611            319,611                               -

                      Vacation accrual                              337,181           126,080            126,080                              -

                      Section 263A costs                            60,000             22,435              22,435                              -

                      Charitable contributions                             -                        -                       -                              -

                      Net deferred income tax                                        $842,367          $818,948                   $23,419

        Income tax expense (benefit) is made up of the following components:

                                                                                            November 30, 2006

                                                                                                          State &

                                                                             Federal                  Local                Total

                       Current tax expense                    $2,892,278             $849,564         $3,741,842

                        Tax credits                                         -                                -                        -

                       Deferred tax expense

                         (benefit)                                  (331,944)          (97,504)      (429,448)

                                                                          $2,560,334             $752,060         $3,312,394

                                                                                              November 30, 2005

                                                                                                          State &

                                                                              Federal                  Local                Total

                       Current tax expense                    $2,563,858             $910,086           $3,473,944

                        Tax credits                              (40,000)           (30,000)      (70,000)

                       Deferred tax expense

                         (benefit)                                  (103,222)                21,304        (81,918)

                                                                          $2,420,636             $901,390         $  3,322,026

                                                                              -20-

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -       INCOME TAXES (Continued)

                                                                                            November 30, 2004

                                                                                                     State &

                                                                                Federal            Local                       Total

                       Current tax expense                    $2,494,109            $768,251          $3,262,360

                        Tax credits                               (40,000)                 -                 (40,000)

                       Deferred tax expense                      282,855                72,401                355,256

                                                                          $2,736,964           $840,652            $3,577,616

Prepaid income taxes and refund due are made up of the following components:

                                                                                                      State &

                                                                               Federal             Local                       Total

                       November 30, 2005                      $  50,653           $114,907              $165,560

                       November 30, 2004                      $315,670           $102,981              $418,651

                       Income taxes payable are made up of the following components:

                                                                                                          State &

                                                                               Federal                  Local                        Total

                       November 30, 2006                         $182,404             $231,465                  $ 413,869

                       November 30, 2005                         $      -                   $      -                       $            -

                       November 30, 2004                         $      -                   $   59,888                 $   59,888

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -       INCOME TAXES (Continued)

A reconciliation of income tax expense (benefit) computed at the statutory rate to income tax expense at the effective rate for each of the three years ended November 30, 2006 is as follows:

                                                                                                     2006                                    2005                                    2004

                                                                                                                 Percent                                   Percent                                 Percent

                                                                                                               of Pretax                                   of Pretax                             of Pretax

                                                                                           Amount          Income          Amount              Income           Amount           Income

                       Income tax expense (benefit)

                         at federal statutory rate                          $3,031,659           34.00%   $2,416,559            34.00%      $3,187,255           34.00%

                       Increases (decreases) in taxes

                         resulting from:

                           State income taxes, net of federal

                              income tax benefit                                   560,712             6.29           594,911             8.40              554,830              5.92

                           Non-deductible expenses and

                            other adjustments                               (279,977)        (3.14)       380,556             5.47        (124,469)        (1.32)

                          Utilization of tax credits                                        -              0.00    (70,000)       (1.13)     (40,000)         (0.43)

                       Income tax expense (benefit)

                         at effective rate                                      $3,312,394           37.15%   $3,322,026          46.74%       $3,244,767           38.17%

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -       STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”) which requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the financial statements.  Accordingly, the Company applied the provisions of SFAS No. 123R to all awards granted subsequent to December 31, 2005 and will apply the provisions  to the extent that these awards are subsequently modified, repurchased or cancelled.

Prior to January 1, 2006, the Company accounted for stock based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation”, as amended.  Under Opinion No. 25, no compensation expense was recognized for employee share option grants because the exercise price of the options granted equaled the market price of the underlying shares on the date of grant.  SFAS No. 123, required that the Company provide pro forma information regarding net earnings as if compensation cost for the Company’s stock-based awards had been determined in accordance with the fair value prescribed therein.

There were no share-based awards granted or vested subsequent to December 31, 2005 and therefore there was no share-based compensation to recognize.

The following table illustrated the effect on net earning if the Company had applied the fair value recognition of SFAS No. 123R to stock-based employee compensation.

                                                                                                      Twelve months ended November 30,

                                                                                                                 2006               2005

Net income                                                                                          $5,797,272     $3,785,502

Deduct: Total stock-based employee

               compensation expense determined

               under fair value based method for

               all awards net of related tax effects                                                      -                     -

Pro forma net earnings                                                                        $5,797,272     $3,785,502

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -       STOCK-BASED COMPENSATION (Continued)

The following summarizes stock option activity for the two years ended November 30, 2006.

                                                                                    Weighted Average

                                                              Number of          Exercise Price of      Weighted Average           Intrinsic

                                                                 Shares          Outstanding Options        Remaining Life               Value

Outstanding November 30, 2004           429,500                    $3.30                        4.10

        Granted                                                     0                                                                                             0

        Exercised                                     (144,000)                                                                                            0

        Forfeited                                                                                                                                                  0

Outstanding November 30, 2005           285,500                      4.70                        3.20

        Granted                                                     0                                                                                             0

        Exercised                                     (95,500)                       ..50                                                                0

        Forfeited                                      (9,000)                     7.50                                                                0

Outstanding November 30, 2006           181,000                    $5.88                        1.83

                                         CCA INDUSTRIES, INC. AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -    ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                                                                          November 30,

                                                                                  2006               2005

                                                                                   (In Thousands)

                      Coop advertising                             $  1,356          $  1,372

                      Accrued returns                                   1,011              1,489

                      Accrued bonuses                                    777                 784

                                                                                $3,144            $3,645

All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

NOTE 11 -    OTHER INCOME

Other income was comprised of the following:

                                                                                                            November 30,

                                                                                                2006                 2005           2004

                        Interest income                                          $582,149            $417,537    $442,936

                        Dividend income                                           43,820                32,182        44,756

                       Realized gain on sale of

                         securities                                                     49,280                         -       143,736

                       Royalty income                                           108,249              109,274       138,313

                       Sale of trademark                                                   -                         -          50,000

                       Miscellaneous                                               14,305                13,916         30,455

                                                                                         $797,803           $572,909     $ 850,196

                                         CCA INDUSTRIES, INC. AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -     COMMITMENTS AND CONTINGENCIES

                       Leases

The Company currently occupies approximately 58,625 square feet of space used for warehousing and corporate offices.  The annual rental for this space is  $327,684, with an annual CPI increase of 3%, but shall not cumulatively exceed 15% in any consecutive five year period.  The lease requires the Company to pay for additional expenses “Expense Rent” (Common Area Maintenance “CAM”), which includes real estate taxes, common area expense, utility expense, repair and maintenance expense and insurance expense, which was $164,880 for the current year.   The lease expires on May 31, 2012 with a renewal option for an additional five years.

The Company entered into an additional lease on May 1, 2005 for warehouse space at 300-1(D), Route 17, Lodi, New Jersey for the 12 month period ending April 30, 2006.  The lease comprises 13,000 square feet for warehousing.  The year end net rental expense including CAM was $135,860. The Company has extended the lease for an additional one year period ending April 30, 2008.

Rent expense for the years ended November 30, 2006, 2005 and 2004 was $605,893, $597,530, and $449,376, respectively.

In addition, the Company has entered into various property and equipment operating leases with expiration dates ranging through November 2011.

Future commitments under non cancelable operating lease agreements having a remaining term in excess of one year for each of the next five (5) years and in the aggregate are as follows:

                       Year Ending

                       November 30,

                           2007                                                      $771,743

                           2008                                                        651,179

                           2009                                                        554,140

                           2010                                                        511,041

                           2011                                                        492,684

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

The Alleghany Pharmacal License agreement provided that when, in the aggregate, $9,000,000 in royalties have been paid thereunder, the royalty rate for those products originally “charged” at 6% will be reduced to 1%.  The Company paid an aggregate of $9,000,000 in royalties to Alleghany in April 2003.  Commencing May 1, 2004, the license royalty was reduced to 1%.

The products subject to the Alleghany Pharmacal License accounted for $ 9,062,416 or 14.3% of total net sales in the fiscal year ended November 30, 2006.

                                         CCA INDUSTRIES, INC. AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -     COMMITMENTS AND CONTINGENCIES (Continued)

                       Royalty Agreements (Continued)

In May of 1998, the Company entered into a License Agreement with Solar Sense, Inc. for the marketing of sun care products under trademark names.  The Company’s License Agreement with Solar Sense, Inc. is for the exclusive use of the trademark names “Solar Sense” and “Kids Sense”, in connection with the commercial exploitation of sun care products.  The Company is required to pay a royalty on net sales of the licensed products; with minimum per-annum royalties of $30,000. The Company paid out the minimum $30,000 for 2005, but has revised the contract omitting that minimum for the future.  The Company realized $801,178 in net sales of sun-care products in 2006.

In October of 1999, the Company entered into a License Agreement with The Nail Consultants, Ltd. for the use of an activator invented in connection with a method for applying a protective covering to fingernails.  The Company’s License Agreement with The Nail Consultants, Ltd. is for the exclusive use of the method and its composition in a new product kit packaged and marketed by CCA under its own name, “Nutra Nail Power Gel”.  The Company will pay a royalty of 5% of net sales of all licensed product sold by the Company.  Net sales for products subject to the Nail Consultants, Ltd. License were $1,347,491 in fiscal 2006.

On May 18, 2004, the Company entered into a license agreement with Tea-Guard, Inc. to manufacture and distribute Mega-T Green Tea chewing gum and Mega-T Green Tea mints.  The license agreement requires the Company to pay a minimum royalty in order to maintain its exclusivity for the sale of the products and to continue marketing the products so long as the minimum requirements are met and until royalties have aggregated to $10,000,000.  The Company is required to pay a royalty of net sales payable quarterly.  In fiscal 2006, the net sales were $1,235,806.

On February 26, 2004, the Company entered into an agreement with Dr. Stephen Hsu. PhD. to create green tea skin care products.  Dr. Hsu will be entitled to a commission on the net factory sales of all of the Company’s products using the green tea serum created exclusively for the Company.  The net sales for products subject to a commission under the agreement was $1,516,127 in 2006.

On July 14, 2004, the Company entered into a license agreement with Denise Austin.  The license agreement requires the Company to pay a minimum royalty in order to maintain the exclusive use of the name, “Denise Austin” to manufacture and sell a special line of skin care and cosmetic products.  The license agreement was not renewed and expired on July 13, 2006.

                                         CCA INDUSTRIES, INC. AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -     COMMITMENTS AND CONTINGENCIES (Continued)

Royalty Agreements (Continued)

The Company is not party to any other license agreement that is currently material to its operations.

Total royalty costs by licensor for each fiscal year is as follows:

                        Summary

                        Licensor                                                          2006             2005                2004

                        A                                                                $  43,367        $ 45,116       $  91,968

                        B                                                                    92,630           99,166         109,035

                        C                                                                    11,892           23,616             8,369

                        D                                                                (88)       (3,497)     (910)

                        E                                                                      3,237             6,815             1,829

                        F                                                                      1,054             4,424           69,714

                        G                                                                             0                    0                186

                        H                                                                    74,148         116,916           68,935

                        I                                                                      81,363           96,975           86,611

                        J                                                                  (60,402)        116,870                   0

                        K                                                                    37,939           91,870                    0

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -      COMMITMENTS AND CONTINGENCIES (Continued)

Employment Contracts

The Company has executed Employment Contracts with its Chief Executive Officer and its Chairman of the Board.  The contracts for both are exactly the same.  The contracts expire on December 31, 2010.  The contracts provide for a base salary which commenced in 1994 in the amount of $300,000, with a year-to-year CPI or 6% plus 2.5% of the Company’s pre-tax income less depreciation and amortization (EBITDA), plus 20% of the base salary for the fiscal year.  The “2.5% measure” in the bonus provision of the two contracts was amended on November 3, 1998 so as to calculate it against earnings before income taxes, less depreciation, amortization and expenditures for media and cooperative advertising in excess of $8,000,000.  On May 24, 2001, the contract was amended increasing the base salary then in effect by $100,000 per annum.

David Edell’s sons, Dunnan Edell and Drew Edell have five year employment contracts in the amounts of $270,000 and $200,000 respectively, which expire on November 2007.  On February 10, 2006, the Board of Directos extended the contracts for Dunnan Edell and Drew Edell to December 31, 2010.   Dunnan Edell is a director and President of the Company.  Drew Edell is the Vice President of Product Development and Production.  On July 1, 2003, Dunnan Edell’s salary was increased to $300,000, and on January 5, 2004 Drew Edell’s salary   was increased to $225,000 and in 2005, it was increased to $250,000.

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

On November 17, 2006, the Board of Directors of CCA received a letter from Kasowitz, Benson, Torres & Friedman LLP, who identified themselves as counsel for Costa Brava Partnership III, LP (“Costa Brava”), and its general partner, Roark, Roarden & Hamot Capital. The letter stated that Costa Brava is the largest holder of the Company’s common stock. Among other things, the letter claimed that the merger transaction proposed in the Letter of Intent, dated November 1, 2006, signed by the Company and Dubilier & Company, Inc., was discriminatory and unfair as it contemplated a premium to be paid to Class A share holders at a price more than 20% above the price to be paid to the Company’s common stock holders.  Costa Brava asserted in the letter that it intended to oppose any transaction that failed to provide equal treatment to the common stock and Class A shares and that it would take all necessary steps to protect its rights.

                    Dividends and Capital Transactions

On January 11, 2005, the Board of Directors declared a $0.16 per share dividend for fiscal 2005, $0.08 payable to all shareholders of record May 1, 2005 payable on June 1, 2005 and $0.08 payable to all shareholders of record November 1, 2005 payable on December 1, 2005.

On November 15, 2005 the Board of Directors declared a $0.05 per share dividend for the first quarter ending February 28, 2006.  The dividend was paid on March 1, 2006 to all shareholders of record as of February 1, 2006.  On March 14, 2006, the Board of Directors declared another $0.05 per share dividend for the second quarter ending May 31, 2006.  The dividend was paid on June 1, 2006 to all shareholders of record as of May 31, 2006.  On June 29, 2006, the Board of Directors declared a $0.07 per share dividend for the third quarter ending August 31, 2006.  The dividend was paid to all shareholders of record as of August 1, 2006 and payable on September 1, 2006.  On October 5, 2006 the Board of Directors declared a $0.07 per share dividend for the fourth quarter ending November 30, 2006.  The dividend was paid to shareholders of record as of November 1, 2006 and payable on December 1, 2006.

During fiscal 2006, three officer/directors and one director exercised in the aggregate 95,500 options, the officers/directors David Edell-22,500, Ira Berman-28,000, Dunnan Edell-20,000 and the director Jack Polak-25,000.  In addition, the Company purchased and retired an aggregate of 225,000 shares of common stock from three officer/directors, David Edell100,000, Ira Berman-100,000 and Drew Edell-25,000.  The purchase price was $10.50 per share discounted from $10.82 per share, the closing price at the close of business on the transaction date.  The Company purchased 9,392 shares from Stanley Kreitman, a director, and 15,000 shares from Rami Abada, a former director, for $10.50 per share discounted from $10.70, the closing price at the close of business on the transaction date.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 -      401 (K) PLAN

The Company has adopted a 401(K) Profit Sharing Plan that covers all employees with over one year of service and attained Age 21.  Employees may make salary reduction contributions up to twenty-five percent of compensation not to exceed the federal government limits. The Plan allows for the Company to make discretionary contributions.  For the Fiscal years 2004 – 2006, the Company did not make any contributions.

NOTE 14 -      CONCENTRATION OF RISK

Most of the Company’s products are sold to major drug and food chains merchandisers, and wholesale beauty-aids distributors throughout the United States and Canada.

During the years ended November 30, 2006, 2005 and 2004, certain customers each accounted for more than 5% of the Company's net sales, as follows:

                        Customer                                                             2006                2005         2004

                          Walmart                                                             34%                 32%             34%

                          Walgreen                                                            13                    10                11

                          McLanes                                                              6                     12                  9

                          CVS                                                                     7                       8                  7

                          Rite Aid                                                               5                       5                  7

                        Albertsons                                                             *                        *                  7

                        Foreign Sales                                                    2.30%               1.98%          1.80%

                        * under 5%

The loss of any one of these customers could have a material adverse affect on the Company’s earnings and financial position.

                     CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -      CONCENTRATION OF RISK (Continued)

During the years November 30, 2006, 2005 and 2004, certain products within the Company’s product lines accounted for more than 10% of the Company’s net sales as follows:

                        Product                                                                2006                2005         2004

                        Dietary Supplement                                             31%                 26%            10%

                        Skin Care                                                             30                    37               37

                        Oral Care                                                             24                    24               31

                        Nail Care                                                               9                      8               16

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

                          CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 -      SUBSEQUENT EVENTS

                        On November 1, 2006 the Company entered into a letter of intent with Dubilier and Company relating to a proposed acquisition of the Company by Dubilier.  A copy of the letter of intent was included as an exhibit to the Company’s 8K filed Report with the Securities and Exchange Commission on November 2, 2006.  The Company and Dubilier have reached an agreement in principle on a transaction pursuant to which Dubilier will acquire all of the outstanding common stock and Class A common stock of the Company at a price per share of $12.25.  The transaction is subject to, among other matters, the execution and delivery of a definitive merger agreement, approval of the transaction by   CCA’s board of directors and shareholders, receipt of an opinion from an independent investment banking firm to the effect that the consideration to be paid by Dubilier is fair, from a financial point of view, to the public holders of the Company’s common stock, and Dubilier’s ability to obtain financing for the transaction

                        On December 28, 2006, the Board of Directors declared a $0.07 per share dividend to all shareholders of record February 1, 2007 payable on March 1, 2007.

                        Markets Edge Management LLC v. CCA Industries, Inc., et al., Docket No. L-677-07 (N.J. Super. Ct. Bergen Co., Chancery Div.).  On January 25, 2007, a complaint was filed against the Company and its seven directors, as well as Dubilier & Company, Inc. ("Dubilier").  The action is brought by an alleged shareholder of the Company on behalf of a purported class of shareholders to enjoin the proposed acquisition of the shares of the Company by Dubilier, or in the alternative for monetary damages.  The complaint alleges that the Agreement and related transactions, "provides for an unreasonable and unfair premium to be paid to CCA's Class A Stockholders -- all of which are CCA officers and directors -- over and above the price that the Common Stockholders will receive for their shares."  The complaint alleges that the price to be paid for the shares of the Company is "grossly inadequate" and that the transaction unfairly provides for "lucrative non-compete agreements" paying millions of dollars to two officer-directors, and continuing employment contracts for two children of one of the officer-directors and "another Company insider."  The complaint alleges that CCA and the director defendants have breached their fiduciary duties of care, loyalty, candor, good-faith, and independence owed to the shareholders of the Company.  The Company has until March 20, 2007 to respond to the complaint and intends to defend the matter vigorously.

                        On February 6, 2007 the Company entered into a License Agreement with Compwhite, LLC for certain oral care products.  The License Agreement calls for a deposit of $300,000 into an escrow account, after which there is a forty-five due diligence period.  The Company has the right to cancel the License Agreement at the end of the due diligence period.  The agreement provides for a royalty payment of 5% of net sales for the products sold under the agreement.  The Company has not completed its due diligence at this time, and therefore cannot ascertain as to whether it will be proceeding with the agreement.  In the event that the Company does not proceed with the agreement, then the $300,000 deposit will be returned to the Company.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 -      EARNINGS PER SHARE

Basic earnings per share is calculated using the average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock method”.

                                                                                                                                                     Year Ended November 30,

                                                                                                                                    2006                           2005                              2004*

                        Net income available for common

                        shareholders, basic and diluted                                                     $5,604,251               $3,785,502                       $5,796,663

                        Weighted average common stock

                          outstanding- Basic                                                                         7,034,276                7,145,297                         7,399,472

                         Net effect of dilutive stock options                                                      99,056                  172,697                             281,309

                        Weighted average common stock and

                          common stock equivalents - Diluted                                             7,133,332                7,317,994                          7,680,781

                        Basic earnings per share                                                                          $.80                        $.53                                   $.78

                        Diluted earnings per share                                                                       $.79                        $.52                                    $.75

                        *Adjusted for 2% stock dividend

                                                                                                            -34-

SCHEDULE II

CCA INDUSTRIES, INC. AND SUBSIDIARIES

VALUATION ACCOUNTS

YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

           COL. A                                           COL. B               COL. C              COL. D               COL. E

                                                                                              Additions

                                                                     Balance at        Charged To                                       Balance

                                                                    Beginning          Costs and                                          At End

 Description                                                   Of Year           Expenses           Deductions            Of Year

Year Ended November 30, 2006:

Allowance for doubtful accounts                $   260,366      ($     73,657)    ($           930)         $   185,779

Reserve for returns and allowances                 678,348         4,520,660     (4,358,590)              840,418

                                                                   $   938,714        $4,447,003     ($  4,359,520)         $1,026,197

Reserve of inventory obsolescence            $   854,764        $   625,743     ($     702,792)         $   777,715

Year Ended November 30, 2005:

Allowance for doubtful accounts                $   111,078        $   206,736      ($     57,448)         $   260,366

Reserve for returns and allowances                406,556          6,240,837      (5,969,045)              678,348

                                                                   $   517,634        $6,447,573      ($ 6,026,493)         $   938,714

Reserve of inventory obsolescence            $   871,488        $   265,032      ($    281,756)         $   854,764

Year Ended November 30, 2004:

Allowance for doubtful accounts               $   549,851       ($   309,780)     ($    128,993)         $   111,078

Reserve for returns and allowances                345,872          4,282,250      (4,221,566)              406,556

                                                                   $   895,723        $3,972,470      ($ 4,350,559)         $   517,634

Reserve for inventory obsolescence          $1,153,612        $     78,345       $     360,469          $   871,488