Form 10-Q
period 2007-02-28
CCA INDUSTRIES INC
filed 2007-04-16
CIK 721447

                                                                     FORM 10-Q

                                     SECURITIES AND EXCHANGE COMMISSION

                                                       WASHINGTON, D.C. 20549

                               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 28, 2007

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

                   Common Stock, $.01 Par Value –  6,034,651 shares as of February 28, 2007

                            Class A Common Stock, $.01 Par Value –   967,702 shares as of

                                                                 February 28, 2007

CCA INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

                                                                                                                        Page

                                                                                                                    Number

PART I FINANCIAL INFORMATION:

Item1.  Financial Statements:

Consolidated Balance Sheets as of
February 28, 2007 and November 30, 2006	2-3

Consolidated Statements of Income
for the three months ended February 28, 2007 and 2006	4

Consolidated Statements of Comprehensive Income
for the three months ended February 28, 2007 and 2006	5

Consolidated Statements of Cash Flows for
the three months ended February 28, 2007 and 2006	6

Notes to Consolidated Financial Statements	7-19

Item 2 Management Discussion and Analysis of
Results of Operations and Financial
Condition	20-21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

Item 4. Controls and Procedures	22

PART II OTHER INFORMATION	23-24

Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of
Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES	25

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

A S S E T S

                                                                                                              February 28,        November 30,

                                                                                                                    2007                       2006

                                                                                                              (Unaudited)

Current Assets
Cash and cash equivalents	$ 498,292	$ 4,385,340
Short-term investments and marketable
securities	13,102,698	11,516,349
Accounts receivable, net of allowances of
$934,317 and $1,026,197, respectively	10,235,709	7,188,197
Inventories	7,155,320	6,350,013
Prepaid expenses and sundry receivables	578,286	684,874
Deferred income taxes	1,223,928	1,180,472
Prepaid income taxes and refunds due	187,648	-

Total Current Assets	32,981,881	31,305,246

Property and Equipment, net of accumulated
depreciation and amortization	657,506	561,634

Intangible Assets, net of accumulated
Amortization	502,296	503,595

Other Assets
Marketable securities	2,459,040	4,073,656
Deferred taxes	30,563	24,940
Other	47,500	47,500

Total Other Assets	2,537,103	4,146,096

Total Assets	$36,678,786	$36,516,571

See Notes Consolidated to Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                                  February 28,               November 30,

                                                                                                                       2007                             2006

                                                                                                                   (Unaudited)

Current Liabilities
Accounts payable and accrued liabilities	$ 9,116,351	$ 8,104,424
Capitalized lease obligation – current portion	43,921	-
Income tax payable	-	413,869
Dividends payable	-	490,970

Total Current Liabilities	9,160,272	9,009,263

Capitalized lease obligations-long term	145,527	122,517

Total Liabilities	9,305,799	9,131,780

Shareholders' Equity
Preferred stock, $1.00 par; authorized
20,000,000 shares; none issued
Common stock, $.01 par; authorized
15,000,000 shares; 6,034,651 and
6,034,651 shares issued, respectively	60,346	60,346
Class A common stock, $.01 par; authorized
5,000,000 shares; 967,702 and 967,702 shares
issued, respectively	9,677	9,677
Additional paid-in capital	2,329,570	2,329,570
Retained earnings	25,094,114	25,112,331
Unrealized (losses) on marketable
Securities	(120,720)	(127,133)

Total Shareholders' Equity	27,372,987	27,384,791

Total Liabilities and Shareholders' Equity	$36,678,786	$36,516,571

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

                                                                                                                              Three Months Ended

                                                                                                                    February 28,         February 28,

                                                                                                                          2007                     2006

Revenues
Sales of health and beauty aid
products – Net	$13,579,472	$14,562,927
Other income	248,106	169,960

	13,827,578	14,732,887

Costs and Expenses
Costs of sales	5,084,105	5,904,747
Selling, general and administrative
expenses	4,661,694	4,808,115
Advertising, cooperative and promotions	2,758,069	2,087,143
Research and development	144,148	107,303
Provision for doubtful accounts	49,630	66,173
Interest expense	4,158	-

	12,701,804	12,973,481

Transaction Expenses	312,610	-

Total Cost and Expenses	13,014,414	12,973,481

Income before Provision for Income
Taxes	813,164	1,759,406

Provision for Income Taxes	340,411	688,628

Net Income	$ 472,753	$ 1,070,778

Earnings per Share:
Basic	$.07	$.16
Diluted Number of Common Shares: Weighted average outstanding – Basic Weighted average and potential dilutive outstanding	$.16 7,002,353 7,094,153	$.16 7,169,901 7,261,128

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

                                                                                                                               Three Months Ended

                                                                                                                        February 28,       February 28,

                                                                                                                             2007                     2006

Net Income	$ 472,753	$1,070,778

Other Comprehensive Income
Unrealized holding (losses) gains
on investments	6,412	64,474

Comprehensive Income	$ 479,165	$1,135,252

Comprehensive Income Per Common Share:

     Basis                                                                                                                       $.07                     $.16

     Diluted                                                                                                                    $.07                     $.16

Number of Common Shares: Weighted average outstanding – Basic Weighted average and potential dilutive outstanding	7,002,353 7,094,153	7,169,901 7,261,128

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                                                                                         Three Months Ended

                                                                                                                  February 28,     February 28,

                                                                                                                        2007                       2006

Cash Flows from Operating Activities:
Net income	$ 472,753	$ 1,070,778
Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:
Depreciation and amortization	67,318	70,516
(Increase) in deferred income taxes	(49,079)	(53,727)
(Gain) on sale of securities	(8,369)	-
(Increase) in accounts receivable	(3,047,512)	(29,762)
(Increase) decrease in inventory	(805,307)	1,028,877
Decrease (increase) in prepaid expenses
and miscellaneous receivables	106,588	(158,263)
(Increase) in prepaid income
taxes and refunds due	(187,648)	(156,790)
Decrease in other assets	-	475
Increase in accounts payable
and accrued liabilities	1,011,926	733,727
(Decrease) in income taxes payable	(413,869)	-

Net Cash (Used in) Provided by Operating Activities	(2,853,199)	2,505,831

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(161,367)	(67,742)
Acquisition of intangible assets	(522)	(20,401)
Purchase of marketable securities	(3,294,330)	(3,101,595)
Proceeds from sale and maturity of
Investments	3,337,380	1,888,038

Net Cash (Used in) Investing Activities	(118,839)	(1,301,700)

Cash Flows from Financing Activities:
Purchase and retirement of common shares	-	(2,397,751)
Proceeds from exercise of stock options	-	35,250
Purchase of treasury stock	-	(64,436)
Increase in capital lease obligation	73,993	-
Payments of capital lease obligation	(7,063)	-
Dividends paid	(981,940)	(575,560)

Net Cash (Used in) Financing Activities	(915,010)	(3,002,497)

Net (Decrease) in Cash	(3,887,048)	(1,798,365)

Cash and Cash Equivalents at Beginning
of Period	4,385,340	3,536,542

Cash and Cash Equivalents at End
of Period	$ 498,292	$1,738,177

Supplemental Disclosures of Cash Flow
Information:
Cash paid during the period for:
Interest	$ 2,825	$ -
Income taxes	991,700	899,145

Schedule of Non Cash Financing Activities:
Dividends declared and accrued	$ -	$ 362,317

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ended November 30, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2006.  The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation.  All such adjustments are of a normal recurring nature.

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

Short-Term Investments and Marketable Securities:

Short-term investments and marketable securities consist of corporate and government bonds and equity securities.  The Company has classified its investments as Available-for-Sale securities.  Accordingly, such investments are reported at fair market value, with the resultant unrealized gains and losses reported as a separate component of shareholders' equity, and on the Statement of Comprehensive Income.

Statements of Cash Flows Disclosure:

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of less than three months to be cash equivalents.

During the three months ended February 28, 2006, three officer/directors exercised in the aggregate  70,500 options, David Edell – 22,500, Ira Berman – 28,000 and Dunnan Edell – 20,000.  In addition, the Company purchased and retired an aggregate of 225,000 shares of common stock from three officer/directors, David Edell – 100,000, Ira Berman – 100,000 and Drew Edell – 25,000.  The purchase price was $10.50 discounted from $10.82, the closing price at the close of business on the transaction date.

For the three months ended February 28, 2007, dividends declared were $490,970 and dividends paid were in the amount of $981,940.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable:

Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowances for coop advertising and reserves for returns which are anticipated to be taken as credits against the balances as of February 28, 2007. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due.  Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition.  Changes in the estimate collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised.  Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts.  The Company generally does not require collateral for trade receivables.

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

Earnings Per Common Share:

Basic earnings per share is calculated using the average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding common stock equivalents using the “treasury stock method”.  Common stock equivalents consist of stock options.

Revenue Recognition:

The Company recognizes sales upon shipment of merchandise.  Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives.  Although no legal right of return exists between the customer and the Company, it is an industry-wide practice to accept returns from customers.  The Company, therefore, records a reserve for returns equal to its gross profit on its historical percentage of returns. Those returns which are anticipated to be taken as credits against the balances as of February 28, 2007 are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sales Incentives:

The Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to “advertising and promotional” expense.  Had EITF 00-14 not been adopted, net sales for the three months ended February 28, 2007 and 2006 would have been $14,725,175 and $15,921,789, respectively.  In the fourth quarter of 2006, the Company reclassified certain promotional expenses from sales expense to a charge against sales for fiscal 2006.  Those same expenses were reclassified for the three month period ended February 28, 2007 and 2006.  None of these changes affect net income reported for the interim periods ended February 28, 2007 and 2006.

Advertising Costs:

The Company’s policy for fiscal financial reporting is to charge advertising cost to operations as incurred.

Shipping and Handling Costs:

The Company’s policy for fiscal financial reporting is to charge shipping costs as part of selling, general and administrative expense as incurred.  Freight costs included were $581,150 and $573,667 for the three months ended February 28, 2007 and 2006, respectively.

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 109”.  FIN No. No. 48 established a recognition threshold and measurement for income tax positions recognizes in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”.  FIN No. 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  Accordingly, the Company plans to adopt FIN No. 48 on December 1, 2007.  The Company has not determined the impact if any, on the adoption of FIN No. 48.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for the first fiscal year ending after November 15, 2006 which was the fiscal year ending November 30, 2006.  The adoption of this statement had no material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”).  SFAS No 159, which amends SFAS No. 115 allows certain financial assets and liabilities to be recognized, at the Company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income.  SFAS No. 159 included available-for-sales securities in the assets eligible for this treatment.  Currently, the Company records the gains or losses for the period in the statement of comprehensive income and in the equity section of the balance sheet.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years.  The Company has not determined the impact, if any, of the adoption of SFAS No. 159.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 -      INVENTORIES

The components of inventory consist of the following:

                                                                  February 28,                       November 30,

                                                                      2007                                      2006

Raw materials	$4,725,841	$3,822,073
Finished goods	2,429,479	2,527,940
	$7,155,320	$6,350,013

At February 28, 2007 and November 30, 2006 the Company had a reserve for obsolescence of $ 943,257 and $777,715, respectively.

NOTE 5 -       PROPERTY AND EQUIPMENT

The components of property and equipment consisted of the following:

                                                                                        February 28,          November 30,

                                                                                              2007                         2006

Machinery and equipment	$ 127,970	$ 125,788
Furniture and equipment	876,247	825,928
Transportation equipment	10,918	10,918
Tools, dies, and masters	463,948	426,470
Capitalized lease obligations	233,606	162,218
Leasehold improvements	300,402	300,402
	2,013,091	1,851,724
Less: Accumulated depreciation
and amortization	1,355,585	1,290,090

Property and Equipment - Net	$ 657,506	$ 561,634

Depreciation expense for the three months ended February 28, 2007 and 2006 amounted to $ 65,495 and $ 55,996, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 -       INTANGIBLE ASSETS

Intangible assets consist of owned trademarks and patents for ten product lines covering thirty countries.  The cost and accumulated depreciation is as follows:

                                                                                      February 28,       November 30,

                                                                                            2007                   2006

Patents and trademarks	$650,798	$650,274
Less: Accumulated amortization	148,502	146,679
Intangible Assets – Net	$502,296	$503,595

Patents are amortized on a straight-line basis over their legal life of 17 years and trademarks are adjusted to realizable value for each quarterly reporting period.

Amortization expense for the three months ended February 28, 2007 and 2006 amounted to $1,823 and $14,520, respectively.  Estimated amortization expense for each quarter of the ensuing five years through February 28, 2009 is $1,900.

NOTE 7 -      SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value.  The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets.  The cost and market values of the investments at February 28, 2007 and November 30, 2006 were as follows:

                                                        February 28, 2007                       November 30, 2006

Current:	COST	MARKET	COST	MARKET
Corporate
obligations	$ 5,422,450	$ 5,415,515	$ 4,725,545	$ 4,712,154
Government
obligations
(including mortgage
backed securities)	7,400,399	7,411,610	6,519,395	6,536,115
Common stock	51,649	55,560	51,649	56,508
Mutual funds	214,335	153,031	208,955	148,464
Other equity
investments	65,053	66,982	64,881	63,108
Total	13,153,886	13,102,698	11,570,425	11,516,349

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 -       SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

                                                         COST            MARKET              COST                  MARKET

Non-Current:
Corporate obligations	423,151	413,063	1,591,292	1,571,928
Government obli-
gations	1,180,576	1,132,789	1,630,576	1,583,524
Preferred stock	824,845	813,188	824,845	818,204
Other equity invest-
Ments	100,000	100,000	100,000	100,000

Total	2,528,572	2,459,040	4,146,713	4,073,656

Total	$15,682,458	$15,561,738	$15,717,138	$15,590,005

NOTE 8 -      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

                                                              February 28,         November 30,

                                                                   2007                          2006

                                                           (In Thousands)        (In Thousands)

a) Media advertising	$1,938	$ *
b) Coop advertising	1,699	1,372
c) Accrued returns	908	1,489
d) Accrued bonuses	*	784
	$4,545	$3,645

* under 5%

All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

NOTE 9 -      OTHER INCOME

Other income consists of the following:

                                                                        February 28,

                                                                   2007                   2006

Interest and dividend income	$197,557	$141,699
Royalty income	34,128	14,000
Realized gain on sale of bonds	17,635	-
Miscellaneous	50	14,261
	$249,370	$169,960

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 -    NOTES PAYABLE

The Company has an available line of credit of $25,000,000.  Interest is calculated at the Company’s option, either on the outstanding balance at the prime rate minus 1% or Libor plus 150 basis points at the Company’s option.  The line of credit is unsecured as of February 28, 2007 and must adhere to certain financial covenants pertaining to net worth and debt coverage.  The Company was not utilizing their available credit line at February 28, 2007 and November 30, 2006.  The Company has extended the line of credit through August 31, 2007.

NOTE 11 -    COMMITMENTS AND CONTINGENCIES

Litigation

The only material legal proceedings sets forth the fact that there were originally 13 cases filed in which the Company was named along with other defendants as a result of their purchasing and ingesting our diet suppressant containing phenylpropanolamine (PPA), which the Company utilized as its active ingredient in its products prior to November 2000.  Twelve cases have been dismissed with prejudice.  These cases cannot be legally reinstated.

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

(UNAUDITED)

NOTE 11 -    COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation (Continued)

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

On April 10, 2007 the Company was advised by Dubilier that it was unable to obtain its’ financing, despite the fact that the Company had met all of its financial requirements of earnings before income tax, depreciation, and amortization, as well as net working capital.  The board of directors has terminated all negotiations with Dubilier.

In the opinion of counsel, the litigation is academic, and should be dismissed.  Counsel for plaintiff had advised counsel for the Company that it will consent to the dismissal of this action.

Dividends and Capital Transactions

On December 28, 2006, the board of directors declared a $0.07 per share dividend for the first quarter ending February 28, 2007.  The dividend is payable to all shareholders of record on February 1, 2007 payable on March 1, 2007.

During the three months ended February 28, 2006, three officer/directors exercised in the aggregate  70,500 options, David Edell – 22,500, Ira Berman – 28,000 and Dunnan Edell – 20,000.  In addition, the Company purchased and retired an aggregate of 225,000 shares of common stock from three officer/directors, David Edell – 100,000, Ira Berman – 100,000 and Drew Edell – 25,000.  The purchase price was $10.50 discounted from $10.82, the closing price at the close of business on the transaction date.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 -    COMMITMENTS AND CONTINGENCIES (CONTINUED)

Material Agreements

On February 6, 2007 the Company entered into a License Agreement with Compwhite, LLC for certain oral care products.  The License Agreement calls for a deposit of $300,000 into an escrow account, after which there is a ninety day due diligence period.  The Company has the right to cancel the License Agreement at the end of the due diligence period.  The agreement provides for a royalty payment of

5% of net sales for the products sold under the agreement.  The Company has not completed its due diligence at this time, and therefore cannot ascertain as to whether it will be proceeding with the agreement.  In the event that the Company does not proceed with the agreement, then the $300,000 deposit will be returned to the Company.

NOTE 12 -    401(K) PLAN

The Company has adopted a 401(K) Profit Sharing Plan that all employees with over one year of service and attained age 21.  Employees may make salary reduction contributions up to twenty-five percent of compensation not to exceed the federal government limits.  The Plan allows for the Company to make discretionary contributions.  For all fiscal periods to date, the Company did not make any contributions.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 – RECENT DEVELOPMENTS

On November 1, 2006 the Company entered into a letter of intent with Dubilier and Company relating to a proposed acquisition of the Company by Dubilier.  A copy of the letter of intent was included as an exhibit to the Company’s 8K filed Report with the Securities and Exchange Commission on November 2, 2006.  The Company and Dubilier have reached an agreement in principle on a transaction pursuant to which Dubilier will acquire all of the outstanding common stock and Class A common stock of the Company at a price per share of $12.25.  The transaction is subject to, among other matters, the execution and delivery of a definitive merger agreement, approval of the transaction by CCA’s board of directors and shareholders, receipt of an opinion from an independent investment banking firm to the effect that the consideration to be paid by Dubilier is fair, from a financial point of view, to the public holders of the Company’s common stock, and Dubilier’s ability to obtain financing for the transaction.  On April 2, 2007, the Company received an opinion from an investment banking company that from a financial point of view, the proposed transaction is fair to all shareholders.  On April 10, 2007 the Company was advised by Dubilier that it was unable to obtain its financing, despite the fact that the Company had met all of its financial requirements of earnings before income tax, depreciation, and amortization, as well as net working capital.  The board of directors terminated all negotiations with Dubilier.  For the quarter ended February 28, 2007, costs associated with the proposed acquisition amounted to $312,610 and are included in transaction expense in the statement of income.

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

For the three-month period ended February 28, 2007, the Company had revenues of $13,827,578 and net income of $472,753 after provision for taxes of $340,411.  For the same quarter in 2006, revenues were $14,732,887 and net income was $1,070,778 after a provision for taxes of $688,628.  Earnings per share were $.07(diluted) for the first quarter 2007 as compared to earnings of $.15 (diluted) for the first quarter 2006.  Earnings were impacted during the first quarter of 2007 by transaction expenses related to the proposed acquisition of the Company by Dubilier as disclosed in Note 13.  Transaction expenses incurred during the three month period ended February 28, 2007 were $312,610.  Earnings were also impacted by a heavier media advertising schedule for the first quarter of 2007 as compared to the first quarter of 2006.  In accordance with EITF 00-14, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses.  Net sales for the first quarter of 2007 were reduced by $1,145,703 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. In the same period of the prior year, gross sales were reduced by $1,358,862 and trade promotion was credited by that amount.  These accounting adjustments under EIFT 00-14 do not affect net income.

The Company’s net sales decreased from $14,562,927 for the three-month period ended February 28, 2006 to $13,579,472 for the three-month period ended February 28, 2007 due to lower gross sales of $428,204 versus the same period last year and higher returns and allowances.  Gross sales were lower due to Pound – X, a dietary supplement launched in the fourth quarter of 2006 not meeting the company’s expectations.  Sales returns and allowances were 15.8% of gross sales for the three-month period ended February 28, 2007 versus 12.0% for the same period last year.  Sales returns and allowances were higher in part due to Pound – X, and returns of products that are being phased out to be replaced by new items in the second quarter of 2007.  Gross profit margins increased to 62.6% from 59.5% for the three months ended February 28, 2007 and 2006 respectively.  This was due to a combination of the effects of product mix, the decision to reduce certain excess inventory on hand during the first quarter of 2006 through promotions and discounts, and a low absorption of overhead into the remaining inventory for reporting purposes in the first quarter of 2006.  The gross profit as a percentage of gross sales was 68.8% for the three months ended February 28, 2007 versus 64.7% for the same period in 2006.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

                      OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED)

                      (CONTINUED)

The Company’s gross sales net of returns by category were:  Skin Care $3,593,013, 24.4%; Dietary Supplement $4,885,238, 33.2%; Oral Care $4,399,498, 29.9%; Nail Care $1,036,027, 7.0%; Hair Care $134,440, 1.0%; Fragrance $526,646, 3.4%; and Miscellaneous $150,313, 1.0%; for a total of $14,725,175.  The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases.  Income before taxes is $813,164 as compared to $1,759,406 for the same quarter in 2006.  Returns and reserves accounted for $1,436,552 that was expensed against earnings for this quarter.

Advertising media expenditures were $670,926 higher in the first quarter of 2007 versus the same period in 2006.  They represented 20.2% of sales for the three months ended February 28, 2007 vs. 14.3% for first quarter 2006.  The selling, general and administrative expenses for the first quarter of 2007 decreased $146,421 to $4,661,694 from $4,808,115 in the first quarter 2006.

The Company’s financial position as of February 28, 2007 consisted of current assets of $32,981,881 and current liabilities of $9,160,272, or a current ratio of 3.6 to 1.  Shareholders’ equity decreased from $27,384,791 as of November 30, 2006 to $27,372,987 as of February 28, 2007.  The decrease was due to dividends declared of $490,970 during the first quarter of 2007.

The Company’s long term investments as of February 28, 2007 were $2,459,040.  Assuming these long-term investments can be sold and turned into liquid assets at any time, it would result in a current ratio of 3.9 to 1.

Accounts receivable, net of reserves, were $10,235,709 as compared to $7,188,197 as of February 28, 2007 and November 30, 2006, respectively.  Inventories, net of reserves, were $7,155,320 as of February 28, 2007 as compared to $6,350,013 as of November 30, 2006.  Accounts payable and accrued expenses increased to $9,116,351 as of February 28, 2007 from $8,104,424 as of November 30, 2006.  The Company was not utilizing any of the funds available under its $25,000,000 unsecured credit line as of February 28, 2007.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s financial statements record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value).  The investments are, categorically listed, in “Common Stock”,  “Mutual Funds”,  “Other Equity”, “Preferred Stock”,  “Government Obligations” and “Corporate Obligations.”  $122,542 of the Company’s $15,561,738 portfolio of investments (approximate, as at February 28, 2007) is invested in the “Common Stock” and “Other Equity” categories, and approximately $813,188 in that category are Preferred Stock holdings.  The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions; therefore, the Company does not believe that its investment-market risk is material.

ITEM 4.           CONTROLS AND PROCEDURES

With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2007.

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

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits

The following reports were filed with the Securities and Exchange Commission during the three months ended February 28, 2007:

(1) Form 13D/A, filed on December 4, 2006 by filing person, amending Form 13D/A filed on November 22, 2006 by filing person, regarding a letter sent on behalf of Costa Brava to the outside counsel for the Special Committee of Independent Directors of the Board of Directors (the "Special Committee") of the Issuer to demand that Costa Brava and its agents be permitted to inspect and make copies or abstracts of certain corporate documents of the Issuer.

(11) Computation of Earnings Per Share*

(31.1) Certification of Chief Executive Officer pursuant to Rule 13a-14(a)*

(31.2) Certification of Chief Financial Officer pursuant to Rule 13a-14(a)*

(32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350*

(32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350*

*          Filed herewith.

CCA INDUSTRIES, INC.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K (Continued):

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 16, 2007

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