Form 10-Q/A
period 2007-02-28
CCA INDUSTRIES INC
filed 2007-04-18
CIK 721447

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

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

                                                                                                                              Three Months Ended

                                                                                                                    February 28,         February 28,

                                                                                                                          2007                     2006

Revenues
Sales of health and beauty aid
products – Net	$13,579,472	$14,562,927
Other income	248,106	169,960

	13,827,578	14,732,887

Costs and Expenses
Costs of sales	5,084,105	5,904,747
Selling, general and administrative
expenses	4,661,694	4,808,115
Advertising, cooperative and promotions	2,758,069	2,087,143
Research and development	144,148	107,303
Provision for doubtful accounts	49,630	66,173
Interest expense	4,158	-

	12,701,804	12,973,481

Transaction Expenses	312,610	-

Total Cost and Expenses	13,014,414	12,973,481

Income before Provision for Income
Taxes	813,164	1,759,406

Provision for Income Taxes	340,411	688,628

Net Income	$ 472,753	$ 1,070,778

Earnings per Share:
Basic	$.07	$.16
Diluted Number of Common Shares: Weighted average outstanding – Basic Weighted average and potential dilutive outstanding	$.07 7,002,353 7,094,153	$.16 7,169,901 7,261,128

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