Form 10-Q
period 2007-05-31
CCA INDUSTRIES INC
filed 2007-07-03
CIK 721447

                                                                     FORM 10-Q

                                     SECURITIES AND EXCHANGE COMMISSION

                                                       WASHINGTON, D.C. 20549

                               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 31, 2007

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

                       Common Stock, $.01 Par Value –  6,086,740 shares as of May 31, 2007

                            Class A Common Stock, $.01 Par Value –   967,702 shares as of

                                                                    May 31, 2007

CCA INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

Page
Number

PART I FINANCIAL INFORMATION:

Item1. Financial Statements:

Consolidated Balance Sheets as of
May 31, 2007 and November 30, 2006	2-3

Consolidated Statements of Income
for the three and six months ended May 31, 2007 and 2006	4

Consolidated Statements of Comprehensive Income
for the three and six months ended May 31, 2007 and 2006	5

Consolidated Statements of Cash Flows for
the six months ended May 31, 2007 and 2006	6

Notes to Consolidated Financial Statements	7-17

Item 2. Management Discussion and Analysis of
Results of Operations and Financial
Condition	18-20
Item 3. Quantitative and Qualitative Disclosures about
Market Risk	21
Item 4. Controls and Procedures	21

PART II OTHER INFORMATION	22-23

Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security
Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES	24

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

A S S E T S

	May 31,	November 30,
	2007	2006
	(Unaudited)

Current Assets
Cash and cash equivalents	$ 2,777,490	$ 4,385,340
Short-term investments and marketable
securities	13,111,430	11,516,349
Accounts receivable, net of allowances of
$1,033,492 and $1,026,197, respectively	10,462,391	7,188,197
Inventories	6,723,427	6,350,013
Prepaid expenses and sundry receivables	508,305	684,875
Deferred income taxes	1,211,738	1,180,472
Prepaid income taxes and refunds due	515,699	-

Total Current Assets	35,310,480	31,305,246

Property and Equipment, net of accumulated
depreciation and amortization	618,528	561,634

Intangible Assets, net of accumulated
Amortization	500,473	503,595

Other Assets
Marketable securities	2,428,499	4,073,656
Deferred taxes	29,690	24,940
Other	47,500	47,500

Total Other Assets	2,505,689	4,146,096

Total Assets	$38,935,170	$36,516,571

See Notes Consolidated to Financial Statements.

                                       CCA INDUSTRIES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

	May 31,	November 30,
	2007	2006
	(Unaudited)
Current Liabilities
Accounts payable and accrued liabilities	$10,096,511	$ 8,104,424
Capitalized lease obligation – current portion	44,917	-
Income tax payable	-	413,869
Dividends payable	490,165	490,970

Total Current Liabilities	10,631,593	9,009,263

Capitalized lease obligations-long term	133,709	122,517

Total Liabilities	10,765,302	9,131,780

Shareholders' Equity
Preferred stock, $1.00 par; authorized
20,000,000 shares; none issued
Common stock, $.01 par; authorized
15,000,000 shares; 6,086,740 and
6,034,651 shares issued, respectively	60,867	60,346
Class A common stock, $.01 par; authorized
5,000,000 shares; 967,702 and 967,702 shares
issued, respectively	9,677	9,677
Additional paid-in capital	2,329,049	2,329,570
Retained earnings	25,897,674	25,112,331
Unrealized (losses) on marketable
securities	(127,399)	(127,133)

Total Shareholders' Equity	28,169,868	27,384,791

Total Liabilities and Shareholders' Equity	$38,935,170	$36,516,571

See Notes to Consolidated Financial Statements.

   CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three	Months Ended	Six Months	Ended
		May 31,	May	31,
	2007	2006	2007	2006
Revenues
Sales of health and beauty
aid products – Net	$18,227,413	$18,558,174	$31,806,885	$33,121,101
Other income	230,149	215,224	478,255	385,183

Total Revenues	18,457,562	18,773,398	32,285,140	33,506,284

Costs and Expenses
Costs of sales	6,662,077	6,109,857	11,746,181	12,014,604
Selling, general and
administrative expenses	5,266,514	5,667,014	9,928,214	10,541,906
Advertising, cooperative
and promotions	3,710,849	4,129,091	6,468,916	6,149,457
Research and development	139,933	102,224	284,081	209,527
Provision for doubtful
accounts	(70,613)	(23,077)	(20,983)	43,096
Interest expense	15,715	-	19,873	-

	15,724,475	15,985,109	28,426,282	28,958,590

Transaction Costs	405,238	-	717,850	-

Total Costs and Expenses	16,129,713	-	29,144,132	-

Income before Provision for
Income Taxes	2,327,849	2,788,289	3,141,008	4,547,694

Provision for Income Taxes	1,034,928	1,083,181	1,375,339	1,771,808

Net Income	$ 1,292,921	$ 1,705,108	$ 1,765,669	$ 2,775,886

Earnings per Share:
Basic	$ 0.18	$ 0.24	$ 0.25	$ 0.39
Diluted	$ 0.18	$ 0.24	$ 0.25	$ 0.39

Number of Common Shares:
Weighted average shares
outstanding – Basic	7,006,882	7,013,723	7,004,643	7,092,082
Weighted average and
potential dilutive
outstanding	7,086,793	7,122,620	7,090,574	7,209,441

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months	Ended	Six Months	Ended
	May	31,	May	31,
	2007	2006	2007	2006

Net Income	$ 1,292,921	$ 1,705,108	$ 1,765,669	$ 2,775,886

Other Comprehensive Income
Unrealized holding gains (losses)
on investments	(6,678)	(67,460)	(266)	(2,986)

Comprehensive Income	$1,286,243	$1,637,648	$1,765,403	$2,772,900

Earnings Per Share:
Basic	$ 0.18	$ 0.24	$ 0.25	$ 0.40
Diluted	$ 0.18	$ 0.23	$ 0.25	$ 0.39

Number of Common Shares:
Weighted average shares
outstanding – Basic	7,006,882	7,013,723	7,004,643	7,092,082
Weighted average and
potential dilutive outstanding	7,086,793	7,122,620	7,090,574	7,209,441

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months	Ended
	May 31,	May 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$1,765,669	$2,775,886
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	138,467	165,016
Loss on write off of fixed assets	3,298	-
(Gain) on sale of securities	(18,663)	(26,696)
(Increase) in deferred income taxes	(36,016)	(392,469)
(Increase) in accounts receivable	(3,274,194)	(1,345,804)
(Increase) decrease in inventory	(373,414)	335,514
Decrease (increase) in prepaid expenses
and miscellaneous receivables	176,570	(118,099)
(Increase) decrease in prepaid income
taxes and refunds due	(515,699)	165,560
Decrease in other assets	-	825
Increase in accounts payable and accrued
liabilities	1,992,086	2,339,973
(Decrease) increase in income taxes payable	(413,869)	809,218

Net Cash (Used in) Provided by Operating Activities	(555,765)	4,708,926
Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(195,013)	(98,754)
Acquisition of intangible assets	(522)	(20,400)
Purchase of marketable securities	(6,976,745)	(6,114,326)
Proceeds from sale and maturity of
investments	7,045,220	4,200,832
Net Cash (Used in) Investing Activities	(127,060)	(2,032,648)
Cash Flows from Financing Activities:
Purchase and retirement of common shares	-	(2,653,867)
Proceeds from exercise of stock options	-	35,250
Purchase of treasury stock	-	(64,436)
Increase in capital lease obligation	71,388	-
Payments in capital lease obligation	(15,278)	-
Dividends paid	(981,135)	(37,877)
Net Cash (Used in) Financing Activities	(925,025)	(3,620,930)
Net (Decrease) in Cash	(1,607,850)	(944,652)
Cash and Cash Equivalents at Beginning of Period	4,385,340	3,536,542
Cash and Cash Equivalents at End of Period	$ 2,777,490	$ 2,591,886
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ 19,873	$ -
Income taxes	2,326,200	1,189,500
Schedule of Non Cash Financing Activities:
Dividends declared and accrued	$ 980,330	$ 712,979
Issuance of 55,000 shares of common stock upon exercise of stock options, net of 2,911 share cancellations:
Common stock	521	81
Additional paid-in capital	(521)	64,355

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ended November 30, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2006.  The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation.  All such adjustments are of a normal reoccurring nature.

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

During the six months ended May 31, 2006, the Company purchased and retired an aggregate of 225,000 shares of common stock from three officer/directors, David Edell – 100,000, Ira Berman – 100,000 and Drew Edell – 25,000.  The purchase price was $10.50 discounted from $10.82, the closing price at the close of business on the transaction date. In addition, three officer/directors exercised in the aggregate 70,500 options, David Edell – 22,500, Ira Berman – 28,000 and Dunnan Edell – 20,000.

For the six months ended May 31, 2007, dividends declared were $980,330 and dividends paid were in the amount of $981,135.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable:

Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowances for coop advertising and reserves for returns which are anticipated to be taken as credits against the balances as of May 31, 2007. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due.  Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition.  Changes in the estimate collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised.  Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts.  The Company generally does not require collateral for trade receivables.

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

Earnings Per Common Share:

Basic earnings per share are calculated using the average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock method”.  Common stock equivalents consist of stock options.

Revenue Recognition:

The Company recognizes sales upon shipment of merchandise.  Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives.  Although no legal right of return exists between the customer and the Company, it is an industry-wide practice to accept returns from customers.  The Company, therefore, records a reserve for returns equal to its gross profit on its historical percentage of returns. Those returns which are anticipated to be taken as credits against the balances as of May 31, 2007 are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sales Incentives:

The Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to “advertising and promotional” expense.  Had EITF 00-14 not been adopted, net sales for the three months ended May 31, 2007 and 2006 would have been $19,789,911 and $19,610,919 respectively.  Net sales for the six months ended May 31, 2007 and 2006 would have been $34,515,086 and $35,532,708, respectively.  In the fourth quarter of 2006, the Company reclassified certain promotional expenses from sales expense to a charge against sales for fiscal 2006.  Those same expenses were reclassified for the three and six month period ended May 31, 2007 and 2006.  None of these changes affect net income reported for the interim periods ended May 31, 2007 and 2006.

Advertising Costs:

The Company’s policy for fiscal financial reporting is to charge advertising cost to operations as incurred.

Shipping and Handling Costs:

The Company’s policy for fiscal financial reporting is to charge shipping costs as part of selling, general and administrative expense as incurred.  Freight costs included were $840,012 and $711,529 for the three months ended May 31, 2007 and 2006 respectively.  Freight costs included were $1,421,162 and $1,285,196 for the six months ended May 31, 2007 and 2006, respectively.

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 -      INVENTORIES

The components of inventory consist of the following:

	May 31,	November 30,
	2007	2006
Raw materials	$4,235,321	$3,822,073
Finished goods	2,488,106	2,527,940
	$6,723,427	$6,350,013

At May 31, 2007 and November 30, 2006 the Company had a reserve for obsolescence of $ 997,144 and $777,715, respectively.

NOTE 5 -       PROPERTY AND EQUIPMENT

The components of property and equipment consisted of the following:

	May 31,	November 30,
	2007	2006

Machinery and equipment	$ 130,095	$ 125,788
Furniture and equipment	879,963	825,928
Transportation equipment	10,918	10,918
Tools, dies, and masters	343,019	426,470
Capitalized lease obligations	233,606	162,218
Leasehold improvements	293,927	300,402
	1,891,528	1,851,724
Less: Accumulated depreciation
and amortization	1,273,000	1,290,090

Property and Equipment - Net	$ 618,528	$ 561,634

Depreciation expense for the six months ended May 31, 2007 and 2006 amounted to $ 134,822 and $138,496, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 -       INTANGIBLE ASSETS

Intangible assets consist of owned trademarks and patents for ten product lines covering thirty countries.   The cost and accumulated depreciation is as follows:

	May 31,	November 30,
	2007	2006

Patents and trademarks	$650,798	$650,274
Less: Accumulated amortization	150,325	146,679
Intangible Assets – Net	$500,473	$503,595

Patents are amortized on a straight-line basis over their legal life of 17 years and trademarks are adjusted to realizable value for each quarterly reporting period.

Amortization expense for the six months ended May 31, 2007 and 2006 amounted to $3,645 and $26,520, respectively.  Estimated amortization expense for each quarter of the ensuing five years through May 31, 2012 is $1,900.

NOTE 7 -      SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value.  The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets.  The cost and market values of the investments at May 31, 2007 and November 30, 2006 were as follows:

                                                                                                   May 31, 2007                                      November 30, 2006

Current:	COST	MARKET	COST	MARKET
Corporate
Obligations	$ 6,558,642	$ 6,554,328	$ 4,725,545	$ 4,712,154
Government
obligations
(including mortgage
backed securities)	6,226,313	6,251,174	6,519,395	6,536,115
Common stock	68,496	80,199	51,649	56,508
Mutual funds	214,336	156,335	208,955	148,464
Other equity
investments	69,702	69,394	64,881	63,108
Total	13,137,489	13,111,430	11,570,425	11,516,349

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 -      SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

                                                                                      COST                      MARKET                      COST                      MARKET

Non-Current:
Corporate obligations	$ 423,152	$ 413,563	$ 1,591,292	$ 1,571,928
Government obli-
gations	822,820	806,342	1,630,576	1,583,524
Preferred stock	1,182,601	1,108,594	824,845	818,204
Other equity invest-
ments	100,000	100,000	100,000	100,000

Total	2,528,573	2,428,499	4,146,713	4,073,656

Total	$15,666,062	$15,539,929	$15,717,138	$15,590,005

NOTE 8 -      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

		May 31,	November 30,
		2007	2006
		(In Thousands)	(In Thousands)

a)	Media advertising	$2,436	$ *
b)	Coop advertising	1,708	1,372
c)	Accrued returns	1,186	1,489
d)	Accrued bonuses	553	784
		$5,883	$3,645

* under 5%

All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

NOTE 9 -      OTHER INCOME

Other income consists of the following:

	May	31,
	2007	2006

Interest and dividend income	$372,362	$288,922
Royalty income	70,467	55,304
Realized gain on sale of bonds	21,785	26,696
Miscellaneous	13,641	14,261
	$478,255	$385,183

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 -    NOTES PAYABLE

The Company has an available line of credit of $25,000,000.  Interest is calculated at the Company’s option, either on the outstanding balance at the prime rate minus 1% or Libor plus 150 basis points at the Company’s option.  The line of credit is unsecured as of May 31, 2007 and must adhere to certain financial covenants pertaining to net worth and debt coverage.  The Company was not utilizing their available credit line at May 31, 2007 and November 30, 2006.  The Company has extended the line of credit through August 31, 2007.

NOTE 11 -    COMMITMENTS AND CONTINGENCIES

Litigation

All of the Company’s litigation other than in the ordinary course of business has been dismissed.  Refer to Form 8-K, filed on May 8, 2007 with the United States Securities and Exchange Commission for further information.

Dividends and Capital Transactions

On June 22, 2007, the board of directors declared a $0.07 per share dividend for the third quarter ending August 31, 2007.  The dividend is payable to all shareholders of record on August 1, 2007 payable on September 1, 2007.

On April 12, 2007, the board of directors declared a $0.07 per share dividend for the second quarter ending May 31, 2007.  The dividend is payable to all shareholders of record on May 1, 2007 payable on June 1, 2007.

On December 28, 2006, the board of directors declared a $0.07 per share dividend for the first quarter ending February 28, 2007.  The dividend is payable to all shareholders of record on February 1, 2007 payable on March 1, 2007.

On May 24, 2007, Dunnan Edell, an officer and director, exercised 55,000 options at $0.50 per share, and sold 2,911 shares at $9.45, the closing price as of May 23, 2007.

During the six months ended May 31, 2006, the Company purchased and retired an aggregate of 225,000 shares of common stock from three officer/directors, David Edell – 100,000, Ira Berman – 100,000 and Drew Edell – 25,000.  The purchase price was $10.50 discounted from $10.82, the closing price at the close of business on the transaction date.   In addition, three officer/directors exercised in the aggregate 70,500 options, David Edell – 22,500, Ira Berman – 28,000 and Dunnan Edell – 20,000.

Material Agreements

On February 6, 2007 the Company entered into a License Agreement with Compwhite, LLC for certain oral care products.  The License Agreement calls for a deposit of $300,000 into an escrow account, after which there is a ninety day due diligence period.  The Company has the right to cancel the License Agreement at the end of the due diligence period.  The agreement provides for a royalty payment of

5% of net sales for the products sold under the agreement.  The Company has decided that it will not be proceeding with the agreement.  The $300,000 deposit was returned to the Company.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 -    401 (k) PLAN

The Company has adopted a 401(K) Profit Sharing Plan that all employees with over one year of service and attained age 21 are eligible to join.  Employees may make salary reduction contributions up to twenty-five percent of compensation not to exceed the federal government limits.  The Plan allows for the Company to make discretionary contributions.  For all fiscal periods to date, the Company did not make any contributions.

NOTE 13 -    RECENT DEVELOPMENTS

On November 1, 2006 the Company entered into a letter of intent with Dubilier and Company relating to a proposed acquisition of the Company by Dubilier.  A copy of the letter of intent was included as an exhibit to the Company’s 8K filed Report with the Securities and Exchange Commission on November 2, 2006.  The Company and Dubilier had reached an agreement in principle on a transaction pursuant to which Dubilier would acquire all of the outstanding common stock and Class A common stock of the Company at a price per share of $12.25.  The transaction was subject to, among other matters, the execution and delivery of a definitive merger agreement, approval of the transaction by CCA’s board of directors and shareholders, receipt of an opinion from an independent investment banking firm to the effect that the consideration to be paid by Dubilier is fair, from a financial point of view, to the public holders of the Company’s common stock, and Dubilier’s ability to obtain financing for the transaction.  On April 2, 2007, the Company received an opinion from an investment banking company that from a financial point of view, the proposed transaction is fair to all shareholders.  On April 10, 2007 the Company was advised by Dubilier that it was unable to obtain its’ financing, despite the fact that the Company had met all of its financial requirements of earnings before income tax, depreciation, and amortization, as well as net working capital.  The proposed transaction was formally terminated by the Company on April 10, 2007.

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

For the three month period ended May 31, 2007, the Company had revenues of $18,457,562 and net income of $1,292,921 after provision for taxes of $1,034,928.  For the same quarter in 2006, revenues were $18,773,398 and net income was $1,705,108 after a provision for taxes of $1,083,181.  Earnings per share were $0.18 (diluted) for the three-month period ended May 31, 2007 as compared to earnings of $0.24 (diluted) for the same period in 2006.  Earnings were impacted during the quarter by transaction expenses related to the proposed acquisition of the Company by Dubilier as disclosed in Note 13.  Transaction expenses incurred during the three month period ended May 31, 2007 were $405,238.  Income before taxes for the three month period ended May 31, 2007 was $2,327,849.  Income before taxes for the quarter on a pro-forma basis eliminating transaction expenses would have been $2,733,087 versus $2,788,289 for the three month period ended May 31, 2006.  In accordance with EITF 00-14, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses.  Net sales for the second quarter of 2007 were reduced by $1,562,498 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. In the same period of the prior year, net sales were reduced by $1,052,745 and trade promotion was credited by that amount.  These accounting adjustments under EIFT 00-14 do not affect net income.  Sales incentives costs were $509,753 higher for the second quarter of this year as compared to the same period last year due to the increased promotion of the Company’s brands.

The Company’s net sales decreased from $18,558,174 for the three-month period ended May 31, 2006 to $18,227,413 for the three-month period ended May 31, 2007, however gross sales were higher, with $22,162,264 for the second quarter of 2007 versus $21,876,199 for the second quarter of 2006.    The decrease in net sales is attributable to higher sales incentives, and higher sales returns.  Sales returns and allowances were 16.6% of gross sales for the three-month period ended May 31, 2007 versus 12.3% for the same period last year.   Sales returns and allowances were higher in part due to the return of products that were phased out and replaced by new items in the second quarter of 2007.  Gross profit margins decreased to 63.4% from 67.1% for the three months ended May 31, 2007 and 2006 respectively.  This was due to a combination of the effects of product mix and the increase in sales incentives and returns versus the same period last year.   In addition, the cost of goods for the second quarter of 2006 was lower due to a low absorption of overhead into the remaining inventory for reporting purposes in the first quarter of 2006 which then impacted the second quarter 2006.

The Company’s gross sales net of returns by category for the three-month period ended May 31, 2007 were:  Skin Care $6,566,047, 33.2%; Dietary Supplement $5,610,701, 28.4%; Oral Care $4,906,031, 24.8%; Nail Care $2,772,205, 14.0%; Fragrance $242,973, 1.2%; and Miscellaneous $(308,047), -1.6%; for a total of $19,789,910.  The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases.  Returns and reserves accounted for $2,110,490 that was expensed against earnings for this quarter.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

                      OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED)

                      (CONTINUED)

Advertising media expenditures were $418,242 lower in the second quarter of 2007 versus the same period in 2006.  They represented 20.4% of net sales for the three months ended May 31, 2007 vs. 22.2% for the second quarter of 2006.  The selling, general and administrative expenses for the first quarter of 2007 decreased $400,500 to $5,266,514 from $5,667,014 in the second quarter 2006.

For the six month period ended May 31, 2007, the Company had revenues of $32,285,140 and net income of $1,765,669 after provision for taxes of $1,375,339.  For the same period in 2006, revenues were $33,506,284 and net income was $2,775,886 after a provision for taxes of $1,771,808.  Earnings per share were $0.25 (diluted) for the six month period ended May 31, 2007 as compared to earnings of $0.39 (diluted) for the same period in 2006.  Earnings were impacted during the first half by transaction expenses related to the proposed acquisition of the Company by Dubilier as disclosed in Note 13.  Transaction expenses incurred during the six month period ended May 31, 2007 were $717,850.  Income before taxes for the six month period ended May 31, 2007 was $3,141,008.  Income before taxes on a pro-forma basis eliminating transaction expenses would have been $3,858,858 versus $4,547,694 for the six month period ended May 31, 2006.  In accordance with EITF 00-14, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses.  Net sales for the six months ended May 31, 2007 were reduced by $2,708,201 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. In the same period of the prior year, net sales were reduced by $2,411,607 and trade promotion was credited by that amount.  These accounting adjustments under EIFT 00-14 do not affect net income.  Sales incentives costs were $296,594 higher for the six months ended May 31, 2007 as compared to the same period last year due to the increased promotion of the Company’s brands.

The Company’s net sales decreased from $33,121,101 for the six month period ended May 31, 2006 to $31,806,885 for the six month period ended May 31, 2007.    Gross sales changed slightly, with $38,471,794 for the first half of 2007 versus $38,613,933 for the first half of 2006.  Gross sales were lower than anticipated due to Pound – X, a dietary supplement launched in the fourth quarter of 2006 not meeting the Company’s expectations. The decrease in net sales is attributable to higher sales incentives, and higher sales returns.  Sales returns and allowances were 16.3% of gross sales for the six month period ended May 31, 2007 versus 10.2% for the same period last year.  Sales returns and allowances were higher in part due to the return of products that were phased out and replaced by new items in the second quarter of 2007.  Gross profit margins decreased slightly to 63.1% from 63.7% for the six months ended May 31, 2007 and 2006 respectively.  This was due to a combination of the effects of product mix and the increase in sales incentives and returns versus the same period last year.

The Company’s gross sales net of returns and by category were:  Dietary Supplement $10,495,939, 30.5%; Skin Care $10,159,061, 29.4%; Oral Care $9,305,529, 27.0%; Nail Care $3,808,232, 11.0%; Fragrance $769,620, 2.2%; Hair Care $172,197, 0.5%; and Miscellaneous $(195,491), -0.6.0%; for a total of $34,515,087.  The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases.  Returns and reserves accounted for $3,547,043 that was expensed against earnings for the first six months of 2007, of which $430,516 was for Pound – X.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

                      OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED)

                      (CONTINUED)

Advertising media expenditures were $319,459 higher in the first half of 2007 versus the same period in 2006.  They represented 20.3% of net sales for the six months ended May 31, 2007 vs. 18.6% for the first half  of 2006.  The selling, general and administrative expenses for the first half of 2007 decreased $591,709 to $9,950,197 from $10,541,906 in the first half of 2006.

The Company’s financial position as of May 31, 2007 consisted of current assets of $35,310,480 and current liabilities of $10,631,592, or a current ratio of 3.3 to 1.  Shareholders’ equity increased from $27,384,791 as of November 30, 2006 to $28,169,868 as of May 31, 2007.  The increase in the equity was affected by the dividends declared of $980,330 during the first and second quarters of 2007.

The company’s long term investments as of May 31, 2007 were $2,428,499.  Assuming these long-term investments could be sold and turned into liquid assets at any time, it would result in a current ratio of 3.5 to 1.

Accounts receivable, net of reserves, were $10,462,391 as compared to $7,188,197 as of May 31, 2007 and November 30, 2006, respectively.  The increase in accounts receivable is due to the timing of increased sales in the second quarter of 2007 versus the sales in the fourth quarter of 2006.  Inventories, net of reserves, were $6,723,427 as of May 31, 2007 as compared to $6,350,013 as of November 30, 2006.  Accounts payable and accrued expenses increased to $10,096,510 as of May 31, 2007 from $8,104,424 as of November 30, 2006.  The Company was not utilizing any of the funds available under its $25,000,000 unsecured credit line as of May 31, 2007.

ITEM 3.       QUANTITATIVE AND QUALITATIVE

                      DISCLOSURE ABOUT MARKET RISK

The Company’s financial statements record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value).  The investments are, categorically listed, in “Common Stock”,  “Mutual Funds”,  “Other Equity”, “Preferred Stock”,  “Government Obligations” and “Corporate Obligations.”  $249,593 of the Company’s $15,539,929 portfolio of investments (approximate, as at May 31, 2007) is invested in the “Common Stock” and “Other Equity” categories, and approximately $1,108,594 are Preferred Stock holdings.  The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions; therefore, the Company does not believe that its investment-market risk is material.

ITEM 4.           CONTROLS AND PROCEDURES

With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2007.

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

Item 6.Exhibits and Reports on Form 8-K:

(a) Exhibits

The following reports were filed with the Securities and Exchange Commission during the three months ended May 31, 2007:

Form 12b-25, filed on March 1, 2007 notifying the United States Securities and Exchange

Commission of late filing of Form 10-K for the year ended November 30, 2006.

Form 10-K, filed on March 1, 2007 for the year ended November 30, 2006

Form 8-K, filed on April 13, 2007 announcing the termination of the Letter of Intent with Dubilier & Company, Inc.

Form 10-Q, filed on April 16, 2007 for the quarter ended February 28, 2007.

Form 10-Q/A, filed on April 18, 2007 for the quarter ended February 28, 2007.

Form 8-K, filed on May 8, 2007 announcing the dismissal of the Markets Edge Management litigation and that Robert Weaver v. CCA Industries, Inc. was settled by the Company’s insurance carrier at no cost to the Company.

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

Date:   July 3, 2007

                                   CCA INDUSTRIES, INC.

                                   By:--------------------------------------------

                                         David Edell, Chief Executive Officer

                                   By:-----------------------------------------------

                                         Ira W. Berman, Chairman of the Board