Form 10-Q
period 2007-08-31
CCA INDUSTRIES INC
filed 2007-10-11
CIK 721447

                                                                     FORM 10-Q

                                     SECURITIES AND EXCHANGE COMMISSION

                                                       WASHINGTON, D.C. 20549

                               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 2007

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

                     Common Stock, $.01 Par Value –  6,086,740 shares as of August 31, 2007

                            Class A Common Stock, $.01 Par Value –   967,702 shares as of

                                                                  August 31, 2007

CCA INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

Page
Number

PART I FINANCIAL INFORMATION:

Item1. Financial Statements:

Consolidated Balance Sheets as of
August 31, 2007 and November 30, 2006	2-3

Consolidated Statements of Income
for the three and nine months ended August 31, 2007 and 2006	4

Consolidated Statements of Comprehensive Income
for the three and nine months ended August 31, 2007 and 2006	5

Consolidated Statements of Cash Flows for
the nine months ended August 31, 2007 and 2006	6

Notes to Consolidated Financial Statements	7-17

Item 2. Management Discussion and Analysis of
Results of Operations and Financial
Condition	18-20
Item 3. Quantitative and Qualitative Disclosures about
Market Risk	21
Item 4. Controls and Procedures	21

PART II OTHER INFORMATION	22-23

Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security
Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES	24

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

A S S E T S

	August 31,	November 30,
	2007	2006
	(Unaudited)

Current Assets
Cash and cash equivalents	$ 4,236,161	$ 4,385,340
Short-term investments and marketable
securities	12,514,789	11,516,349
Accounts receivable, net of allowances of
$952,841 and $1,026,197, respectively	7,089,788	7,188,197
Inventories	7,646,480	6,350,013
Prepaid expenses and sundry receivables	565,476	684,875
Deferred income taxes	977,514	1,180,472
Prepaid income taxes and refunds due	747,086	-

Total Current Assets	33,777,294	31,305,246

Property and Equipment, net of accumulated
depreciation and amortization	577,026	561,634

Intangible Assets, net of accumulated
amortization	498,672	503,595

Other Assets
Marketable securities	3,243,113	4,073,656
Deferred taxes	29,475	24,940
Other	47,500	47,500

Total Other Assets	3,320,088	4,146,096

Total Assets	$38,173,080	$36,516,571

   See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	August 31,	November 30,
	2007	2006
	(Unaudited)
Current Liabilities
Accounts payable and accrued liabilities	$ 7,798,393	$ 8,104,424
Capitalized lease obligation – current portion	48,240	-
Income tax payable	-	413,869
Dividends payable	493,811	490,970

Total Current Liabilities	8,340,444	9,009,263

Capitalized lease obligations-long term	127,624	122,517

Total Liabilities	8,468,068	9,131,780

Shareholders' Equity
Preferred stock, $1.00 par; authorized
20,000,000 shares; none issued
Common stock, $.01 par; authorized
15,000,000 shares; 6,086,740 and
6,034,651 shares issued, respectively	60,867	60,346
Class A common stock, $.01 par; authorized
5,000,000 shares; 967,702 and 967,702 shares
issued, respectively	9,677	9,677
Additional paid-in capital	2,329,049	2,329,570
Retained earnings	27,473,468	25,112,331
Unrealized (losses) on marketable
Securities	(168,049)	(127,133)

Total Shareholders' Equity	29,705,012	27,384,791

Total Liabilities and Shareholders' Equity	$38,173,080	$36,516,571

See Notes to Consolidated Financial Statements.

   CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three	Months Ended	Nine Months	Ended
		August 31,	August	31,
	2007	2006	2007	2006
Revenues
Sales of health and beauty
aid products – Net	$13,939,369	$15,788,172	$45,746,254	$48,909,273
Other income	326,714	208,516	804,970	593,699

Total Revenues	14,266,083	15,996,688	46,551,224	49,502,972

Costs and Expenses
Costs of sales	4,933,134	4,993,420	16,679,316	17,008,024
Selling, general and
administrative expenses	5,529,709	5,988,578	15,457,921	16,530,484
Advertising, cooperative
and promotions	147,267	1,914,682	6,616,182	8,064,139
Research and development	143,034	156,850	427,115	366,377
Provision for doubtful
Accounts	30,296	11,858	9,313	54,954
Interest expense	3,569	68	23,442	68

	10,787,009	13,065,456	39,213,289	42,024,046

Transaction Costs	-	-	717,850	-

Total Costs and Expenses	10,787,009	13,065,456	39,931,139	42,024,046

Income before Provision for
Income Taxes	3,479,074	2,931,232	6,620,085	7,478,926

Provision for Income Taxes	1,409,470	1,003,756	2,784,809	2,775,564

Net Income	$ 2,069,604	$ 1,927,476	$ 3,835,276	$ 4,703,362

Earnings per Share:
Basic	$ 0.29	$ 0.28	$ 0.55	$ 0.67
Diluted	$ 0.29	$ 0.27	$ 0.54	$ 0.66

Number of Common Shares:
Weighted average shares
outstanding – Basic	7,054,442	6,981,224	7,021,364	7,048,902
Weighted average and
potential dilutive
outstanding	7,074,796	7,079,258	7,052,437	7,157,101

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months	Ended	Nine Months	Ended
	August	31,	August	31,
	2007	2006	2007	2006

Net Income	$ 2,069,604	$ 1,927,476	$ 3,835,276	$ 4,703,362

Other Comprehensive Income
Unrealized holding gains (losses)
on investments	(40,650)	154,115	(40,916)	151,129

Comprehensive Income	$2,028,954	$2,081,591	$3,794,360	$4,854,491

Earnings Per Share:
Basic	$ 0.29	$ 0.30	$ 0.54	$ 0.69
Diluted	$ 0.29	$ 0.29	$ 0.54	$ 0.68

Number of Common Shares:
Weighted average shares
outstanding – Basic	7,054,442	6,981,224	7,021,364	7,048,902
Weighted average and
potential dilutive outstanding	7,074,796	7,079,258	7,052,437	7,157,101

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months	Ended
	August 31,	August 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$ 3,835,276	$4,703,362
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	198,089	206,007
Loss on write off of fixed assets	4,949	59,509
(Gain) on sale of securities	(34,076)	(32,354)
Decrease (increase) in deferred income taxes	198,423	(356,697)
Decrease in accounts receivable	98,409	528,869
(Increase) in inventory	(1,296,467)	(1,121,231)
Decrease (increase) in prepaid expenses
and miscellaneous receivables	119,400	(37,496)
(Increase) decrease in prepaid income
taxes and refunds due	(747,087)	165,560
(Decrease) in other assets	-	(4,690)
(Decrease) increase in accounts payable and accrued
liabilities	(306,031)	567,340
(Decrease) increase in income taxes payable	(413,869)	616,268

Net Cash Provided by Operating Activities	1,657,016	5,294,444

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(212,985)	(134,279)
Acquisition of intangible assets	(522)	(21,749)
Purchase of marketable securities	(12,644,422)	(8,306,466)
Proceeds from sale and maturity of
investments	12,469,685	6,512,308

Net Cash (Used in) Investing Activities	(388,244)	(1,950,186)

Cash Flows from Financing Activities:
Purchase and retirement of common shares	-	(2,822,766)
Proceeds from exercise of stock options	-	47,750
Increase in capital lease obligation	80,036	-
Payments in capital lease obligation	(26,689)	-
Dividends paid	(1,471,300)	(1,288,539)

Net Cash (Used in) Financing Activities	(1,417,953)	(4,063,555)

Net (Decrease) in Cash	(149,180)	(719,297)

Cash and Cash Equivalents at Beginning of Period	4,385,340	3,536,542

Cash and Cash Equivalents at End of Period	$ 4,236,160	$ 2,817,245

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ 23,442	$ 68
Income taxes	3,731,618	2,512,853

Schedule of Non Cash Financing Activities:
Dividends declared and accrued	$ 1,474,141	$1,202,199
Issuance of 55,000 shares of common stock upon exercise of stock options, net of 2,911 share cancellations:
Common stock	521	193
Additional paid-in capital	(521)	7,450
Retained earnings	-	161,256

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ended November 30, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2006.  The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation.  All such adjustments are of a normal reoccurring nature.

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

During the nine months ended August 31, 2006, the Company purchased and retired an aggregate of 225,000 shares of common stock from three officer/directors, David Edell – 100,000, Ira Berman – 100,000 and Drew Edell – 25,000.  The purchase price was $10.50 discounted from $10.82, the closing price at the close of business on the transaction date. In addition, three officer/directors exercised in the aggregate 70,500 options, David Edell – 22,500, Ira Berman – 28,000 and Dunnan Edell – 20,000.

For the nine months ended August 31, 2007, dividends declared were $1,474,141 and dividends paid were in the amount of $1,471,300, of which $490,970 pertains to fiscal year ended November 30, 2006.  In addition, an officer, Dunnan Edell, exercised 55,000 options.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable:

Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowances for coop advertising and reserves for returns which are anticipated to be taken as credits against the balances as of August 31, 2007. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due.  Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition.  Changes in the estimate collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised.  Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts.  The Company generally does not require collateral for trade receivables.

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

Revenue Recognition:

The Company recognizes sales upon shipment of merchandise.  Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives.  Although no legal right of return exists between the customer and the Company, it is an industry-wide practice to accept returns from customers.  The Company, therefore, records a reserve for returns equal to its gross profit on its historical percentage of returns. Those returns which are anticipated to be taken as credits against the balances as of August 31, 2007 are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sales Incentives:

The Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to “advertising and promotional” expense.  Had EITF 00-14 not been adopted, net sales for the three months ended August 31, 2007 and 2006 would have been $15,364,335 and $16,857,538 respectively.  Net sales for the nine months ended August 31, 2007 and 2006 would have been $49,678,830 and $52,390,246, respectively.  In the fourth quarter of 2006, the Company reclassified certain promotional expenses from sales expense to a charge against sales for fiscal 2006.  Those same expenses were reclassified for the three and nine month period ended August 31, 2007 and 2006.  None of these changes affect net income reported for the interim periods ended August 31, 2007 and 2006.

Advertising Costs:

The Company’s policy for fiscal financial reporting is to charge advertising cost to operations as incurred.

Shipping and Handling Costs:

The Company’s policy for fiscal financial reporting is to charge shipping costs as part of selling, general and administrative expense as incurred.  Freight costs included were $761,667 and $663,350 for the three months ended August 31, 2007 and 2006 respectively.  Freight costs included were $2,182,829 and $1,948,546 for the nine months ended August 31, 2007 and 2006, respectively.

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 -      INVENTORIES

The components of inventory consist of the following:

	August 31,	November 30,
	2007	2006

Raw materials	$4,825,989	$3,822,073
Finished goods	2,820,491	2,527,940
	$7,646,480	$6,350,013

At August 31, 2007 and November 30, 2006 the Company had a reserve for obsolescence of $ 704,350 and $777,715, respectively.

NOTE 5 -       PROPERTY AND EQUIPMENT

The components of property and equipment consisted of the following:

	August 31,	November 30,
	2007	2006

Machinery and equipment	$ 130,346	$ 125,788
Furniture and equipment	858,572	825,928
Transportation equipment	10,918	10,918
Tools, dies, and masters	346,919	426,470
Capitalized lease obligations	242,254	162,218
Leasehold improvements	293,927	300,402
	1,882,936	1,851,724
Less: Accumulated depreciation
and amortization	1,305,910	1,290,090

Property and Equipment – Net	$ 577,026	$ 561,634

Depreciation expense for the nine months ended August 31, 2007 and 2006 amounted to $192,644 and $184,996, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 -       INTANGIBLE ASSETS

Intangible assets consist of owned trademarks and patents for ten product lines covering thirty countries.   The cost and accumulated amortization is as follows:

	August 31,	November 30,
	2007	2006

Patents and trademarks	$650,798	$650,274
Less: Accumulated amortization	152,126	146,679
Intangible Assets – Net	$498,672	$503,595

Patents are amortized on a straight-line basis over their legal life of 17 years and trademarks are adjusted to realizable value for each quarterly reporting period.

Amortization expense for the nine months ended August 31, 2007 and 2006 amounted to $5,445 and $80,520, respectively.  Estimated amortization expense for each quarter of the ensuing five years through August 31, 2012 is $1,900.

NOTE 7 -      SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value.  The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets.  The cost and market values of the investments at August 31, 2007 and November 30, 2006 were as follows:

                                                            August 31, 2007                    November 30, 2006

Current:	COST	MARKET	COST	MARKET
Corporate
Obligations	$ 7,714,005	$ 7,709,972	$ 4,725,545	$ 4,712,154
Government
Obligations
(including mortgage
backed securities) Preferred Stock	4,468,022 50,000	4,490,720 44,900	6,519,395 -	6,536,115 -
Common stock	51,649	57,372	51,649	56,508
Mutual funds	215,274	150,213	208,955	148,464
Other equity
investments	70,206	61,612	64,881	63,108
Total	12,569,156	12,514,789	11,570,425	11,516,349

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 -      SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

                                                       COST            MARKET          COST              MARKET

Non-Current:
Corporate obligations	$ 400,000	$ 400,000	$ 1,591,292	$ 1,571,928
Government obli-
gations	2,080,576	2,021,453	1,630,576	1,583,524
Preferred stock	774,845	721,660	824,845	818,204
Other equity invest-
ments	100,000	100,000	100,000	100,000

Total	3,355,421	3,243,113	4,146,713	4,073,656

Total	$15,924,577	$15,757,902	$15,717,138	$15,590,005

NOTE 8 -      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

		August 31,	November 30,
		2007	2006
		(In Thousands)	(In Thousands)

a)	Coop advertising	$1,509	$1,372
b)	Accrued returns	1,167	1,489
c)	Accrued bonuses	678	784
d)	Accrued vacation	432	*
		$3,786	$3,645

* under 5%

All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

NOTE 9 -      OTHER INCOME

Other income consists of the following:

	Three Months	Ended	Nine Months	Ended
	August	31,	August	31,
	2007	2006	2007	2006

Interest and dividend
income	$253,230	$171,401	$628,715	$460,322
Royalty income	24,000	31,944	94,467	87,249
Realized gain on sale
of bonds	(1,151)	-	17,512	32,354
Miscellaneous	50,635	5,171	64,276	13,774
	$326,714	$208,516	$804,970	$593,699

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 -    NOTES PAYABLE

The Company has an available line of credit of $25,000,000.  Interest is calculated at the Company’s option, either on the outstanding balance at the prime rate minus 1% or Libor plus 150 basis points at the Company’s option.  The line of credit is unsecured as of August 31, 2007 and must adhere to certain financial covenants pertaining to net worth and debt coverage.  The Company was not utilizing their available credit line at August 31, 2007 and November 30, 2006.  The Company has extended the line of credit through August 31, 2008.

NOTE 11 -    COMMITMENTS AND CONTINGENCIES

Litigation

All of the Company’s litigation other than in the ordinary course of business has been dismissed.  Refer to Form 8-K, filed on May 8, 2007 with the United States Securities and Exchange Commission for further information.

Dividends and Capital Transactions

On September 26, 2007, the board of directors declared a $0.09 dividend for the four quarter ending November 30, 2007.  The dividend is payable to all shareholders of record on November 1, 2007, payable on December 1, 2007.

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

During the nine months ended August 31, 2006, the Company purchased and retired an aggregate of 225,000 shares of common stock from three officer/directors, David Edell – 100,000, Ira Berman – 100,000 and Drew Edell – 25,000.  The purchase price was $10.50 discounted from $10.82, the closing price at the close of business on the transaction date.   In addition, three officer/directors exercised in the aggregate 70,500 options, David Edell – 22,500, Ira Berman – 28,000 and Dunnan Edell – 20,000.

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

For the three month period ended August 31, 2007, the Company had revenues of $14,266,083 and net income of $2,069,604 after provision for taxes of $1,409,470.  For the same quarter in 2006, revenues were $15,996,688 and net income was $1,927,476 after a provision for taxes of $1,003,756.  Earnings per share were $0.29 (diluted) for the three-month period ended August 31, 2007 as compared to earnings of $0.27 (diluted) for the same period in 2006.  Income before taxes for the three month period ended August 31, 2007 was $3,479,074 versus $2,931,232 for the same quarter in 2006.  In accordance with EITF 00-14, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses.  Net sales for the third quarter of 2007 were reduced by $1,424,966 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. In the same period of the prior year, net sales were reduced by $1,069,366 and trade promotion was credited by that amount.  These accounting adjustments under EIFT 00-14 do not affect net income.  Sales incentives costs were $355,600 higher for the third quarter of this year as compared to the same period last year due to the increased promotion of the Company’s brands.

The Company’s net sales decreased from $15,788,172 for the three-month period ended August 31, 2006 to $13,939,369 for the three-month period ended August 31, 2007.    The decrease in net sales is attributable to discontinued products which are in the process of being replaced by new products.  Sales returns and allowances were 16.7% of gross sales for the three-month period ended August 31, 2007 versus 12.3% for the same period last year.   Sales returns and allowances were higher in part due to the return of products that were phased out and replaced by new items in the second quarter of 2007 and continuing into the third quarter, as well as the increase in sales incentives.  Gross profit margins decreased to 64.6% from 68.4% for the three months ended August 31, 2007 and 2006 respectively.  This was due to a combination of the effects of product mix and the increase in sales incentives and returns versus the same period last year.

The Company’s gross sales net of returns by category for the three-month period ended August 31, 2007 were:  Skin Care $5,263,409, 33.9%; Dietary Supplement $4,680,260, 30.1%; Oral Care $3,528,118, 22.7%; Nail Care $1,499,582, 9.6%; Fragrance $285,806, 1.8%; and Miscellaneous $282,868, 1.9%; for a total of $15,540,043.  The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases.  Returns and reserves accounted for $1,247,048 that was expensed against earnings for this quarter as opposed to $1,934,708 that was expensed during the third quarter of 2006.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

                      OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED)

                      (CONTINUED)

Advertising media expenditures were $1,864,438 lower in the third quarter of 2007 versus the same period in 2006.  The selling, general and administrative expenses for the third quarter of 2007 decreased $458,868 to $5,529,710 from $5,988,578 in the third quarter 2006.

For the nine month period ended August 31, 2007, the Company had revenues of $46,551,224 and net income of $3,835,276 after provision for taxes of $2,784,809.  For the same period in 2006, revenues were $49,502,972 and net income was $4,703,362 after a provision for taxes of $2,775,564.  The tax provision for the first nine months of 2006 as a percentage of pre-tax income was lower than the same period in 2007 due to an over accrual of the prior year’s taxes and additional deductions for charitable contributions.  Earnings per share were $0.54 (diluted) for the nine month period ended August 31, 2007 as compared to earnings of $0.66 (diluted) for the same period in 2006.  Earnings were impacted during the first nine months by transaction expenses related to the proposed acquisition of the Company by Dubilier as disclosed in Note 13.  Transaction expenses incurred during the nine month period ended August 31, 2007 were $717,850.  Income before taxes for the nine month period ended August 31, 2007 was $6,620,085.  Income before taxes on a pro-forma basis eliminating transaction expenses would have been $7,337,935 versus $7,478,926 for the nine month period ended August 31, 2006.  In accordance with EITF 00-14, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses.  Net sales for the nine months ended August 31, 2007 were reduced by $3,932,576 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. In the same period of the prior year, net sales were reduced by $3,480,973 and trade promotion was credited by that amount.  These accounting adjustments under EIFT 00-14 do not affect net income.  Sales incentives costs were $451,603 higher for the nine months ended August 31, 2007 as compared to the same period last year due to the increased promotion of the Company’s brands.

The Company’s net sales decreased from $48,909,273 for the nine month period ended August 31, 2006 to $45,746,254 for the nine month period ended August 31, 2007.    Gross sales were $55,449,282 for the first nine months of 2007 versus $56,861,363 for the same period in 2006.  Gross sales were lower than anticipated due to Pound – X, a dietary supplement launched in the fourth quarter of 2006 not meeting the Company’s expectations. The decrease in net sales is attributable to higher sales incentives, and higher sales returns.  Sales returns and allowances were 16.4% of gross sales for the nine month period ended August 31, 2007 versus 10.5% for the same period last year.  Sales returns and allowances were higher in part due to the return of products that were phased out and replaced by new items beginning in the second quarter and continuing into the third quarter of 2007.  Gross profit margins decreased slightly to 63.5% from 65.2% for the nine months ended August 31, 2007 and 2006 respectively.  This was due to a combination of the effects of product mix and the increase in sales incentives and returns versus the same period last year.

The Company’s gross sales net of returns and by category were:  Skin Care $15,422,469, 30.8%; Dietary Supplement $15,176,198, 30.3%; Oral Care $12,833,647, 25.6%; Nail Care $5,307,814, 10.6%; Fragrance $1,055,425, 2.1%; Hair Care $275,616, 0.6%; and Miscellaneous $(16,047), -0.0.0%; for a total of $50,055,122.  The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases.  Returns and reserves accounted for $4,794,092 that was expensed against earnings for the first nine months of 2007, of which $468,667 was for Pound – X, versus $5,886,144 for the same period in 2006.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

                      OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED)

                      (CONTINUED)

Advertising media expenditures were $1,671,820 lower in the first nine months of 2007 versus the same period in 2006.   They represented 12.2% of net sales for the nine months ended August 31, 2007 vs. 14.8% for the same period in 2006.  The selling, general and administrative expenses for the first nine months of 2007 decreased $1,072,563 to $15,457,921 from $16,530,484 in the first nine months of 2006.

The Company’s financial position as of August 31, 2007 consisted of current assets of $33,777,294 and current liabilities of $8,468,068, or a current ratio of 4.0 to 1.  Shareholders’ equity increased from $27,384,791 as of November 30, 2006 to $29,705,012 as of August 31, 2007.  The increase in equity to $29,705,012 includes the recording of net income derived from operations and offset by dividends declared of $1,474,141 during the first nine months of 2007.

The Company’s long term investments as of August 31, 2007 were $3,243,113.  Assuming these long-term investments could be sold and turned into liquid assets at any time, it would result in a current ratio of 4.5 to 1.

Accounts receivable, net of reserves, were $7,089,788 as compared to $7,188,197 as of August 31, 2007 and November 30, 2006, respectively.  Inventories, net of reserves, were $7,646,480 as of August 31, 2007 as compared to $6,350,013 as of November 30, 2006.  Accounts payable and accrued liabilities decreased to $7,687,001 as of August 31, 2007 from $8,104,424 as of November 30, 2006.  The Company was not utilizing any of the funds available under its $25,000,000 unsecured credit line as of August 31, 2007.

ITEM 3.       QUANTITATIVE AND QUALITATIVE

                      DISCLOSURE ABOUT MARKET RISK

The Company’s financial statements record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value).  The investments are, categorically listed, in “Common Stock”,  “Mutual Funds”,  “Other Equity”, “Preferred Stock”,  “Government Obligations” and “Corporate Obligations.” $218,984 of the Company’s $15,757,902 portfolio of investments (approximate, as at August 31, 2007) is invested in the “Common Stock” and “Other Equity” categories, and approximately $766,560 are Preferred Stock holdings.  The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions; therefore, the Company does not believe that its investment-market risk is material.

ITEM 4.           CONTROLS AND PROCEDURES

With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2007.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings:

See Part I - Note 11 of the Financial Statements regarding litigation.

Item 4. Submission of Matters to a Vote of Security Holders:

Our annual meeting of shareholders was held on July 31, 2007 in New York, New York.  At the meeting the following persons were elected directors: Dunnan Edell (4,844,840 votes for and 213,231 votes withheld), Seth Hamot (5,026,662 votes for and 31,409 votes withheld) and Robert Lage (4,855,664 votes for and 202,407 votes withheld).

The shareholders approved the appointment of KGS LLP as the Company’s independent certified public accountants for the fiscal year ending November 30, 2007 (5,030,624 votes for, 21,272 votes against and 6,175 votes abstained).

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

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits

The following reports were filed with the Securities and Exchange Commission during the three months ended August 31, 2007:

Form 10-Q, filed on July 3, 2007 for the quarter ended May 31, 2007

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

Date:   October 11, 2007

                                   CCA INDUSTRIES, INC.

                                    By:--------------------------------------------

                                        David Edell, Chief Executive Officer

                                    By:-----------------------------------------------

                                         Ira W. Berman, Chairman of the Board