Form 10-K
period 2007-11-30
CCA INDUSTRIES INC
filed 2008-02-28
CIK 721447

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended                                                      Commission File Number

    November 30, 2007                                                                         001-31643

 CCA INDUSTRIES, INC.

(Exact Name of Registrant as specified in Charter)

DELAWARE                                                                                     04-2795439

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).         Yes             No   [X].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes            No   [X].

The aggregate market value of the voting stock held by non‑affiliates of the Registrant (i.e., by persons other than officers and directors of the Registrant), at the closing sales price $9.20 on May 31, 2007, was as follows:

Class of Voting Stock                                                           Market Value

4,939,078 .shares; Common

Stock, $.01 par value                                                           $45,439,518

On February 25, 2008 there was an aggregate of 7,054,442 shares of Common Stock and Class A Common Stock of the Registrant outstanding.

CROSS REFERENCE SHEET

                                                                                                                                                             Headings in this Form

Form 10‑K                                                                                                                                           10‑K for Year Ended

Item No.                                                                                                                                                November 30, 2007

1. Business                                                                                                                                             Business

2. Property                                                                                                                                             Property

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

‑ iii‑

                                                                                                                                                                 Headings in this Form

Form 10‑K                                                                                                                                               10‑K for Year Ended

Item No.                                                                                                                                                    November 30, 2007

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

‑ iv‑

TABLE OF CONTENTS

Item                                                                                                                                                                                                           Page

PART I

PART II

5. Market for the Company's Common Stock and Related

    Shareholder Matters...........................................................................                                                                                                           8

6. Selected Financial Data......................................................................                                                                                                          10

7. Management's Discussion and Analysis of Financial Condition

9. Changes In and Disagreements with Accountants On Accounting

    and Financial Disclosure....................................................................                                                                                                           24

9A.Controls and Procedures.................................................................                                                                                                           24

PART III

10. Directors and Executive Officers of the Registrant...............................                                                                                                         25

 11. Executive Compensation..................................................................                                                                                                          28

 12. Security Ownership of Certain Beneficial Owners and

PART IV

15. Exhibits, Financial Statement Schedules, and Reports on Form 8‑K...                                                                                                        41

 - v‑

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

The Company owns registered trademarks, or exclusive licenses to use registered trademarks, that identify its products by brand‑name.  Under most of the brand names, the Company markets several different but categorically-related products.  The principal brand and trademark names include "Plus+White" (oral health-care products), "Sudden Change" (skin-care products), "Nutra Nail" and "Power Gel" (nail treatments), "Bikini Zone" (pre and after-shave products), "Mega - T" Green Tea (dietary products), "Mega – T" chewing gum (anti-oxidant dietary product), "Hair Off" (depilatories), "IPR" (foot-care products), "Solar Sense" (sun-care products), "Wash 'N Curl" (shampoos), "Cherry Vanilla" and other Vanilla fragrances (perfumes),  and "Scar Zone" (scar diminishing cream).

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

The Company's net sales in fiscal 2007 were $ 59,832,157. Gross profits were $38,071,751.  International sales accounted for approximately 3 % of sales.  The Company had a net profit of $5,537,795 for fiscal 2007.    Net worth at November 30, 2007 was $ 30,750,318.

Including the principal members of management (see Directors and Executive Officers), the Company, at November 30, 2007, had 150 sales, administrative, creative, accounting, receiving, and warehouse personnel in its employ.

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

During the fiscal year ended November 30, 2007, the Company's largest customers were Wal-Mart (approximately 40% of net sales), Walgreens (approximately 8%), Rite Aid (approximately 8%), CVS (approximately 6%),   and McLanes, (approximately 5%).  The loss of any of these principal customers, or substantial reduction of sales revenues realized from their business, could materially and negatively affect the Company's earnings.

Most of the Company's products are not particularly susceptible to seasonal‑sales fluctuation. However, sales of depilatory, sun‑care and diet‑aids products customarily peak in the spring and summer months, while fragrance‑product sales customarily peak in the Fall and Winter months.

The Company employs brand managers who are responsible for the marketing of CCA's brands.  These managers work with the Company's in-house advertising and art departments to create media advertising, packaging and point - of - purchase displays.

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

(d) "Wholly‑Owned" Products

The majority of the Company's sales revenues are from sales of the Company's "wholly‑owned" product lines (i.e., products sold under trademark names owned by the Company, and not subject to any other party's interest or license), which include principally "Plus+White", "Sudden Change", "Wash 'N Curl",  "Bikini Zone", "Mood Magic", "Mega -T", "Cherry Vanilla", and "Scar Zone".

(e) All Products

The Company's gross sales net of returns by category percentage were: Dietary Supplement   31.1%; Skin Care 28.8%; Oral Care 25.0%; Nail Care 10.7%; Fragrance 3.4% and   Hair Care and Miscellaneous 1%.

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

The Alleghany Pharmacal License required the Company (a) to pay royalties of 6% per annum on net sales of "Pro-Perm" hair‑care products, the PPA-based and now discontinued dietary-product "Permathene", "IPR" foot-care products, "Nutra‑Nail" nail‑enamel products, and "Hair‑Off" depilatories; and (b) to pay 1% royalties on net sales of a "Hair-Off" mitten that is a depilatory‑product accessory, and "Nutra Nail 60", a fast-acting nail enamel, and "Nutra Nail Power Gel."

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

The Alleghany Pharmacal License agreement provides that if, and when, in the aggregate, $9,000,000 in royalties had been paid thereunder, the royalty‑rate for those products 'charged' at 6% would be reduced to 1%.  The Company paid an aggregate of $9,000,000 in royalties to Allegheny as of April 2003.  Commencing May 1, 2003, the license royalty was reduced to 1%.

The products subject to the Alleghany‑Pharmacal License accounted for $9,166,219 or 15.3 % of total net sales in the fiscal year ended November 30, 2007.  "Nutra Nail" and the "Hair-Off" depilatory were the leaders among all of the Alleghany license-agreement products, producing approximately 10.7% and 2.9%, respectively, of net sales.

ii. Solar Sense, Inc.

CCA commenced the marketing of its sun‑care products line following a May 1998 License Agreement with Solar Sense, Inc. (the "Solar Sense License"), pursuant to which it acquired the exclusive right to use the trademark names "Solar Sense" and "Kids Sense" and the exclusive right to market mark-associated products.  The Solar Sense License requires the Company to pay a royalty on net sales of said licensed products until $1 million total royalties are paid.  CCA realized $785,792 in net sales of sun-care products in 2007.

 iii. The Nail Consultants Ltd.

 In October of 1999, the Company entered into a License Agreement with The Nail Consultants, Ltd. for the use of an activator invented in connection with a method for applying a protective covering to fingernails.  The Company's License Agreement with The Nail Consultants, Ltd. is for the use of the method and its composition in a new product kit packaged and marketed by CCA under its own name, "Nutra Nail Power Gel".  The Company is required to pay a royalty of net sales of all products sold under the license, by the Company.   Net sales for products sold under the License Agreement with Nail Consultants, Ltd. were $705,643 in 2007.

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

Dr. Hsu is entitled to a commission on the net factory sales of all of the Company's products using the green tea serum created exclusively for the Company.  Net sales of the products utilizing the green tea serum were $6,527,969 for the fiscal year ended November 30, 2007.

v. Mega -T Green Tea Chewing Gum and Mints

On May 18, 2004, The Company entered into a license agreement with Tea-Guard, Inc. to manufacture and distribute Mega -T Green Tea chewing gum and Mega -T Green Tea mints.  Dr. Stephen Hsu created both formulations under special arrangements with Tea-Guard, Inc. (not related to the Company).

The license agreement requires the Company to pay a minimum annual royalty of $250,000 commencing with the period beginning March 1, 2007 to February 28, 2008.  The minimum payments are required to maintain the Company's exclusivity for the sale of the products and to continue marketing the products and until royalties have aggregated to $10,000,000, at which time all royalty obligations cease.  Except as to maintain its rights to "exclusivity", the Company has no obligation to meet minimum royalty requirements.

The Company commenced sales of the Mega -T Green Tea Chewing Gum in July 2004.  Net sales of the Mega-T Green Tea chewing gum for the fiscal year ended November 30, 2007 were $1,131,511.

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

(h) Competition

The market for cosmetics and perfumes, and health‑and‑beauty aids products in general, including patent medicines, is characterized by vigorous competition among producers, many of whom have substantially greater financial, technological and marketing resources than the Company.  Major competitors such as Revlon, L'Oreal, Colgate, Coty, Unilever, and Procter & Gamble have Fortune 500 status, and the broadest‑based public recognition of their products.  Moreover, a substantial number of other health‑and‑beauty aids manufacturers and distributors may also have greater resources than the Company.

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

 (j) Dubilier Transaction

On November 1, 2006, the Company entered into a letter of intent with Dubilier and Company ("Dubilier") relating to a proposed acquisition of the Company by Dubilier to take the Company private.  Dubilier did not arrange the necessary financing and the acquisition was terminated on April 10, 2007.  The Company incurred $717,850 of expenses directly related to the proposed transaction that were charged on its 2007 Statement of Operations.

Item 2. PROPERTY

The principal executive offices of the Company are located at 200 Murray Hill Parkway, East Rutherford, New Jersey.  Under a net lease, the Company occupies approximately 58,625 square feet of space.  Approximately 43,598 square feet in such premises is used for warehousing and 15,027 square feet for offices.  The annual rental is $327,684, with an annual CPI increase not cumulatively exceeding 15% in any consecutive five year period.   The lease expires on May 31, 2012 with a renewal option for an additional five years.

The lease requires the Company to pay for additional expenses, Common Area Maintenance ("CAM"), which includes real estate taxes, common area expense, utility expense, repair and maintenance expense and insurance expense.  For the year ended November 30, 2007, CAM was estimated at $164,880.

The Company entered into a warehouse lease on May 1, 2005 at 300-1(D), Route 17, Lodi, New Jersey for the 12 month period ending April 30, 2006. The lease was extended to April 30, 2008.  The lease comprises 13,000 square feet for warehousing.  The year end net rental expense including CAM was $147,895.  The Company is not renewing the lease.

On September 26, 2007, the Company entered into an additional lease for warehouse space with Ninth Avenue Equities Co., Inc. for four and a half years commencing November 1, 2007.  The premises comprise 16,438 square feet of space.  The Company is obligated to pay maintenance which includes but is not limited to real estate taxes and all other common area expenses.  The annual rental is $123,285.  Year end rental expense including CAM was $13,258.

Item 3. LEGAL PROCEEDINGS

All of the 13 legal proceedings against the Company related to the Company's dietary suppressant products that contained phenylpropanolamine ("PPA") and were previously sold, were dismissed with prejudice.

There is no significant litigation presently outstanding against the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 31, 2007, the Company held its annual meeting of shareholders.  The actions taken, and the voting results thereupon, were as follows:

(1) David Edell, Ira W. Berman, Jack Polak, and Stanley Kreitman were elected as directors by the holders of Class A Common Stock.  (No proxy was solicited therefore, whereas Messrs. Berman and Edell own 100% of the Class A Common Stock, and they proposed themselves, Mr. Polak and Mr. Kreitman.)

(2) As proposed by Management, Dunnan Edell, Robert Lage and Seth Hamot were elected as directors by the holders of the Common Stock.

(3) The Board's appointment of KGS LLP as the Company's independent certified public accountants for the 2007 fiscal year was approved.

The Company has not submitted any matter to a vote of security holders since the 2007 Annual Meeting.

PART II

Item 5. MARKET FOR THE COMPANY'S COMMON STOCK

            AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock is traded on the American Stock Exchange under the symbol "CAW."

The range of high and low sales prices of the Common Stock during each quarter of its 2007, 2006 and 2005 fiscal years was as follows:

Quarter Ended                                        2007                                   2006                         2005

February 28                                      $12.12 - $11.06             $11.45 - $7.80           $10.75 - $13.80

May 31                                             $12.04 - $ 9.03              $11.10 - $9.95           $12.56 - $ 9.45

August 31                                          $10.60 - $ 8.94              $10.40 - $9.41           $11.40 - $ 8.85

November 30                                    $10.25 - $ 9.20              $11.73 - $9.49           $ 9.90 - $ 7.00

The high and low prices for the Company's Common Stock, on February 1, 2008 were $9.18 to $9.07 per share.

As of November 30, 2007, there were approximately 157 individual shareholders of record of the Company's common stock.  (There are a substantial number of shares held of record in various street and depository trust accounts, which represent approximately 1,000 additional shareholders.)

The dividend policy is at the discretion of the Board of Directors and will depend on numerous factors, including earnings, financial requirements and general business conditions.

On January 11, 2005, the Board of Directors declared a $0.16 per share dividend for fiscal 2005, $0.08 payable to all shareholders of record as of May 1, 2005 and payable on June 1, 2005, and $0.08 payable to all shareholders of record as of November 1, 2005 and payable on December 1, 2005.

On November 15, 2005,   the Board of Directors declared a $0.05 per share dividend for the first quarter ended February 28, 2006, payable to all shareholders of record as of February 1, 2006 and payable on March 1, 2006.  On March 14, 2006, the Board of Directors declared a $0.05 per share dividend for the second quarter ended May 31, 2006, payable to all shareholders of record as of May 1, 2006 and payable on June 1, 2006.   On June 29, 2006, the Board of Directors declared a $0.07 per share dividend for the third quarter ended August 31, 2006, payable to all shareholders of record as of August 1, 2006 and payable on September 1, 2006. On October 5, 2006, the Board of Directors declared a $0.07 per share dividend for the fourth quarter ended November 30, 2006, to all shareholders of record as of November 1, 2006 and payable on December 1, 2006.

On December 28, 2006, the Board of Directors declared a $0.07 per share dividend for the first quarter ended February 28, 2007, payable to all shareholders of record as of February 1, 2007 and payable on March 1, 2007.  On April 12, 2007,   the Board of Directors declared a $0.07 per share dividend for the second quarter ended May 31, 2007, payable  to all shareholders of record as of May 1, 2007 and payable on June 1, 2007.   On June 22, 2007, the Board of Directors declared a $0.07 per share dividend for the third quarter ended August 31, 2007, payable to all shareholders of record as of August 1, 2007 and payable on September 1, 2007.  On September 26, 2007,   the Board of Directors declared a $0.09 per share dividend for the fourth quarter ended November 30, 2007, payable to all shareholders of record as of November 1, 2007 and payable on December 1, 2007.

On December 5, 2007, the Board of Directors declared a $0.10 per share dividend for the first quarter ending February 29, 2008, payable to all shareholders of record as of February 1, 2008 and payable on March 1, 2008.

On February 14, 2008, the Board of Directors declared a $0.11 per share dividend for the second quarter ending May 31, 2008, payable to all shareholders of record as of May 1, 2008 and payable on June 1, 2008.

 Item 6. SELECTED FINANCIAL DATA

                                                                                                                            Year Ended November 30,

	2007	2006	2005	2004	2003
Statement of Income
Sales, Net	$59,832,157	$63,302,220	$61,181,344	$59,008,135	$53,388,602
Other income	1,045,710	797,803	572,909	850,196	591,271

Costs and Expenses	51,283,141	55,183,378	54,646,715	50,484,052	45,482,975
Income before provision for
Income Taxes	9,594,726	8,916,645	7,107,528	9,374,279	8,496,898
Net Income	$ 5,537,795	$ 5,604,251	$ 3,785,502	$ 5,796,663	$ 5,252,131

Earnings Per Share:
Basic	$ .79	$ .80	$ .53	$ .78*	$ .71*
Diluted	$ .78	$ .79	$ .52	$ .75*	$ .68*
Weighted Average Number
of Shares Outstanding	7,029,611	7,034,276	7,145,297	7,399,472*	7,372,232*
Weighted Average Number
of Shares and Common Stock
Equivalents Outstanding	7,058,889	7,133,332	7,317,994	7,680,781*	7,768,361*

Balance Sheet Data:                                                                                                    As At November 30,

	2007	2006	2005	2004	2003

Working Capital	$24,922,016	$22,295,983	$18,602,107	$13,562,389	$11,565,685
Total Assets	39,903,876	36,516,571	35,309,308	31,556,577	29,839,216

Total Liabilities	9,153,558	9,131,780	9,309,652	8,034,530	6,494,676
Total Shareholders' Equity (1)	30,750,318	27,284,791	25,999,656	23,522,047	23,344,540

(1) Certain additional promotional expenses were re-classified during 2006 from an expense to a reduction of net sales.  In order to have an accurate comparison, the same expenses were re-classified accordingly for the years ended November 30, 2003 – 2005.

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

Comparison of Results for Fiscal Years 2007 and 2006

            The Company's net sales decreased from $63,302,220 in the 2006 fiscal year to $59,832,157   in the 2007 fiscal year.  Net sales were adjusted after reclassifying certain advertising expenses from selling expense to a reduction of net sales as more fully described in the footnotes to the financial statements for fiscal 2007.  During fiscal 2007, the amount of advertising expenses that were classified as a reduction of net sales was $5,184,112, versus $4,013,619 in fiscal 2006, reflecting an increased net sales reduction of $1,170,493.  The Company has been working to adjust its business model by decreasing the amount of its media advertising and focusing more on co-operative advertising with its retail partners. A major portion of the Company's co-operative advertising is reclassified as a reduction of net sales.  The decrease in net sales is attributable to the higher sales incentives, discontinued products and higher sales returns.  Sales returns and allowances were 9.6% of gross sales for fiscal 2007 versus 8.7% in fiscal 2006.  Sales returns were higher due to the Company's unsuccessful launch of Pound-X, a dietary supplement launched in the fourth quarter of 2006, and the returns of other products that were phased out and replaced by new items. Gross profit margins increased slightly from 63.3% in fiscal 2006 to 63.6% in fiscal 2007.

            The Company's gross sales net of returns and allowances, but before promotional charges, by category were: Dietary Supplement $20,351,748 or 31% of sales, Skin Care $18,862,125 or 29% of sales, Oral Care $16,375,634 or 25% of sales, Nail Care $6,977,616 or 11% of sales, Fragrance $2,259,648 or 3% of sales, and Hair Care and Miscellaneous $686,142 or 1% of sales.

            Income before taxes was $9,594,726 for fiscal 2007 as compared to $8,916,645 for fiscal 2006, an increase of $678,081.  The increase was primarily due to a decrease in media advertising in 2007 versus 2006 as the Company focuses more on co-operative advertising as noted above.

            On November 1, 2006 the Company entered into a letter of intent with Dubilier and Company relating to a proposed acquisition of the Company by Dubilier, and as more fully described in Note 15 of the financial statements for fiscal 2007.  The proposed transaction was formally terminated by the Company on April 10, 2007.  During fiscal 2007, the Company incurred expenses related to the proposed transaction of $717,850, which is reflected on the financial statements as a special transaction expense.

            The allowance for doubtful accounts is a combination of specific and general reserve amounts relating to accounts receivable.  The general reserve is calculated based on historical percentages applied to aged accounts receivable and the specific reserve is established and revised based on individual customer circumstances.  This allowance decreased from $185,779 as of November 30, 2006 to $141,607 as of November 30, 2007.  The decrease is directly attributable to the reduction of reserves for specific disputes.

            The reserve for returns and allowances is based on a reserve for returns equal to its gross profit on its historical percentage of returns on its last five month's sales, and a specific reserve based on customer circumstances.  This allowance decreased from $840,418 as of November 30, 2006 to $732,695 as of November 30, 2007.  The reserve was higher as of November 30, 2006 due to additional reserves at that time for the Pound-X brand which has been discontinued.  No additional reserves were required for Pound-X as of November 30, 2007.

            The reserve for inventory obsolescence is based on a detailed analysis of inventory movement.  The reserve decreased from $777,715 as of November 30, 2006 to $604,746 as of November 30, 2007.

            In accordance with GAAP (generally accepted accounting principles), the Company   reclassified certain advertising and promotional expenditures as a reduction of sales rather than report them as expenses.  This reclassification is the adoption by the Company of EITF 00-14 "Accounting for Certain Sales Incentives" (codified by EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products"), as more fully described in footnote 2 ("Sales Incentives"), of the financial statements for fiscal 2007.  The reclassification reflects a reduction in sales for the fiscal years ended November 30, 2007 and 2006 by $5,184,112 and $4,013,619 respectively.  The increase is due to the Company focusing more on co-operative advertising, most of which is reclassified as a reduction of sales.

            For the year ended November 30, 2007, the Company had revenues of $60,877,867, and net income of $5,537,795, after a provision of $4,056,931 for taxes.  For the year ended November 30, 2006, the Company had revenues of $64,100,023, and net income of $5,604,251, after a provision of $3,312,394 for taxes.  Fully diluted earnings per share for fiscal 2007 were $0.78 as compared to $0.79 for fiscal 2006.  As noted earlier, earnings in fiscal 2007 were impacted by the recording of $717,850 of transaction expenses related to the proposed acquisition of the Company by Dubilier and Company.  Other income increased from $797,803 for fiscal 2006 to $1,045,710 in fiscal 2007, primarily due to higher interest income.

            The effective tax rate for fiscal 2007 was 42.3% of income before tax as compared to 37.1% for fiscal 2006.  The income tax rate in 2006 was lower in part due to an over accrual of the actual tax due for 2005 due to certain deductions and credits that the Company was able to utilize in the final preparation of the 2005 income tax return that were not anticipated at the time of making the accrual for financial reporting.  These items resulted in an over accrual of $200,000 for fiscal 2005, which was adjusted by reducing the provision for fiscal 2006.  Had that adjustment not been made, the effective tax rate for fiscal 2006 would have been 39.4%.  In addition, during fiscal 2006 there was a larger deduction for donations of certain of our inventory as compared to fiscal 2007, which resulted in reducing the effective tax rate for fiscal 2006 further.

            For fiscal 2007, advertising, cooperative and promotional expenses were $6,956,407 as compared to $10,345,407 for fiscal 2006, or an expense reduction of $3,389,000.  Advertising expenses were 11.6% of net sales for fiscal 2007 versus 16.3% for fiscal 2006.  The reduction in advertising expense was due to the Company focusing more on cooperative advertising with its retail partners and less on media advertising.  Most of the Company's cooperative advertising is reflected as a reduction of net sales in accordance with GAAP.

            Selling, general and administrative expenses increased slightly from $21,104,728 in fiscal 2006 to $21,266,327 in fiscal 2007.  The increase was primarily due to increased compensation and related benefit costs as a result of hiring additional marketing personnel, as well as salary increases in the normal course of business.

            As of November 30, 2007, there was $1,839,016 of open cooperative advertising commitments, of which $1,241,482 is from 2007, $226,427 is from 2006 and $371,107 is from 2005.  The Company's total cooperative advertising commitment increased from $6,484,840 in fiscal 2006 to $6,800,000 in fiscal 2007.  Cooperative advertising is advertising that is run by the retailers in which the Company shares in part of the cost.  If it becomes apparent that this cooperative advertising was not utilized, the unclaimed cooperative advertising will be offset against the expense during the fiscal year in which it is determined that it did not run.  This procedure is consistent with the prior year's methodology with regard to the accrual of unsupported cooperative advertising commitments.

Comparison of Results for Fiscal Years 2006 and 2005

            The Company's net sales increased from $61,181,334 (after reclassifying certain advertising expenses from selling expense to a reduction of net sales as more fully described in the footnotes to the financial statements) to $63,302,220 for the current fiscal year.  Gross profit margins increased from 62.8% to 63.3%.  The increase in net sales is principally due to increased sales in Oral Care.

            The Company's gross sales net of returns and allowances by category were: Dietary Supplement $21,055,278 or 31% of sales, Skin Care $20,347,016 or 30% of sales, Oral Care $16,025,534 or 24% of sales, Nail Care $6,003,041 or 9% of sales, Hair Care $2,285,329 or 3% of sales, and Fragrance and Miscellaneous $2,382,240 or 3% of sales.

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

            The reserve for returns and allowances is based on a reserve for returns equal to its gross profit on its historical percentage of returns on its last five month's sales, and a specific reserve based on customer circumstances.  This reserve increased from $678,346 as of November 30, 2005 to $840,418 as of November 30, 2006 primarily from additional reserves for the Pound –X brand which was launched in the fourth quarter of 2006.

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

            For the year ended November 30, 2006, the Company had revenues of $64,100,023, and net income of $5,604,251, after a provision of $3,312,394 for taxes.  For the year ended November 30, 2005, the Company had revenues of $61,754,243 (after reclassification) and net income of $3,785,502, after a provision of $3,322,026 for taxes.     Fully diluted earnings per share for fiscal 2006 were $.79 compared to $.52 in fiscal 2005.

            The effective tax rate in Fiscal 2006 was significantly lower than Fiscal 2005 due to the effect of permanent tax adjustments and certain over accruals affecting the tax due for the periods. In Fiscal 2005, the company accrued for additional taxes due based on audits in progress for the previous three years. The actual settlement of the audits in 2006 was less than anticipated which resulted in smaller than estimated adjustments. The favorable outcome of some of the calculations in the audit also resulted in an over accrual of the actual tax due for 2005, which were originally accrued for based on the proposed change to  some of our methods of calculating certain adjustments. There were also certain deductions and credits which we were able to avail ourselves of in our final preparation of our 2005 return that we had not anticipated at the time of making the accrual for financial reporting. These items resulted in an over accrual of our taxes in 2005 by approximately $200,000. The reversal of the over accrual in 2005 results in showing $200,000 less in 2006 (a $400,000 adjustment in the tax provision). We also had a larger deduction for donations of certain of our inventory in 2006 which resulted in a lower effective tax rate for 2006 versus 2005. The combination of the prior year's over accrual and the larger "permanent" differences resulted in a significantly lower effective tax rate for Fiscal 2006.

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

            At year's end, there were approximately $2,053,946 of open co-op commitments, of which $1,172,057 is from 2006, $673,378 is from 2005 and 208,511 is from 2004.  The Company's total co-op commitment increased from $6,000,000 in fiscal 2005 to $6,484,840 in fiscal 2006.  Co-op is advertising that is run by the retailers in which the Company shares in part of the cost.  If it becomes apparent that this co-op was not utilized, the unclaimed co-op will be offset against the expense during the fiscal year in which it is determined that it did not run.  This procedure is consistent with the prior year's methodology with regard to the accrual of unsupported co-op commitments.

Liquidity and Capital Resources

As of November 30, 2007, the Company had working capital of $24,922,016 as compared to $22,295,983 at November 30, 2006.  The ratio of total current assets to current liabilities is 3.8 to 1 as compared to a ratio of 3.5 to 1 for the prior year.  The working capital and the current ratio in 2006 were reduced by the Company's purchase of an aggregate of 253,304 shares of the Company's common stock for $2,653,867 from current and past officers/directors. The company also purchased during fiscal 2006 19,600 shares under Rule 144 for an aggregate of $171,738. Stockholders' equity increased to $30,750,319 from $27,284,791.  The Company did not purchase any treasury stock during fiscal 2007.

The Company's cash position and short-term investments at November 30, 2007 were $14,747,784, versus $15,901,689 as at November 30, 2006.  Non-current or long term investments were $4,801,504 at November 30, 2007 versus $4,073,656 as at November 30, 2006.  The Company paid cash dividends during fiscal 2007 in the amount of $1,965,111, representing the dividends declared at the end of fiscal 2006 but not paid until fiscal 2007 of $490,970 and $1,474,945 in dividends declared and paid for fiscal 2007.   As of November 30, 2007, there were dividends declared but not paid of $634,900.  The Company paid cash dividends during fiscal 2006 totaling $1,776,975.  The Board of Directors increased the dividends declared during fiscal 2007 resulting in the larger amount of paid cash dividends in fiscal 2007 versus fiscal 2006.  The securities the Company purchased are all of an investment grade rating of Triple A. Because of the rating of the securities purchased, the Company believes that there is very little risk with regard to the investments since, although they are all classified as "Available for Sale Securities", the Company could hold them all to maturity and realize their full value. Our investments are spread among many different Obligors and Municipalities to decrease the risk due to any specific concentrations.

The Company's investment in property and equipment consisted mostly of computer hardware and software, racking for our warehouse facilities, leasehold improvements and furniture to accommodate our personnel in addition to tools and dies used in the manufacturing process.

Inventories were $7,857,322 and $6,350,013, as of November 30, 2007 and 2006 respectively.  The Company increased the amount of inventory on hand in order to accommodate its customer's needs for just in time inventory shipments.  In addition, the inventory obsolescence reserve was reduced from $777,715 to $604,746.    The inventory obsolescence reserve as of November 30, 2006 had been increased due to a specific reserve for Pound-X, a dietary supplement product that was launched in the fourth quarter of 2006.  The product has since been discontinued.

Accounts receivable as of November 30, 2007 and 2006 were $9,119,179 and $7,188,197 respectively.   A large part of the increase was due to increased gross sales during October and November 2007 versus the same periods in fiscal 2006.  The increased gross sales were $1,317,490, most of which would not have been collected by November 30, 2007 resulting in a higher outstanding accounts receivable.  Accounts Receivable allowances and reserves decreased in the aggregate by $151,895 from November 30, 2006 to November 30, 2007, which would affect the net balance.

The amount of deferred income tax reflected as a current asset decreased from $1,180,472 as of November 30, 2006 to $765,821 as of November 30, 2007.  The decrease was mainly due to the utilization of deferred tax credits for charitable contributions during fiscal 2007. Other material components of the deferred tax asset are the timing differences caused by changes in the reserve for returns, inventory and bad debt, as well as the accrual for unused vacation pay.  The Company anticipates that these amounts will be deductible in future tax years.

Current liabilities are $9,038,676 and $9,009,263, as of November 30, 2007 and 2006 respectively.  Current liabilities at November 30, 2007 consisted of accounts payable, accrued liabilities, short term capital lease obligations and dividends payable.  The Company's only long term obligation is for a portion of its capitalized leases, which is for certain office and warehouse equipment.  At November 30, 2007, the Company had long and short-term triple A investments and cash of $19,549,288 as compared to $19,975,345 as of November 30, 2006.  As of November 30, 2007, the Company was not utilizing any of the funds available under its $25,000,000 unsecured credit line.  During fiscal 2007, 52,089 shares of Company Common Stock were issued to Dunnan Edell, the Company's President, upon his exercise of stock options for 55,000 shares.

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

The Company does not have any products that are particularly seasonal, but sales of its sun-care, depilatory and diet-aid products usually peak during the spring and summer seasons, and perfume sales usually peak in fall and winter.  The Company does not have a product that can be identified as a 'Christmas item'.

The Company plans to continue to promote its sales through an advertising program consisting of a combination of media and co-op advertising. We continue to invest money into research and development to build our core products to become leaders in their respective categories. We are trying to decrease the amount of "on hand" inventory we stock however to better service our customers we often find it difficult to reduce our "safety stock". We continue to evaluate our sales staff and to try to attract aggressive salespeople to increase the distribution of our current product line. We are also continuing to look for additional businesses or product lines which we think will help the company to grow and are also reviewing possible acquisitions or any other offers which we feel will enhance shareholders' value.

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

Contractual Obligations

            The following table sets forth the contractual obligations in total for each year of the next five years as at November 30, 2007.  Such obligations include the current lease for the Company's premises, written employment contracts and License Agreements.

                                               2008               2009                  2010                2011                2012

Lease on Premises (1)           701,144           639,969           639,969            639,969           319,985

Royalty Expense    (2)           255,000           275,000           275,000           275,000            275,000

Employment Contracts (3)  2,501,156        2,613,726        2,733,049        1,679,025         1,742,266

Open Purchase Orders        3,846,791

Total Contractual Obligations  7,421,903        3,528,695        3,648,018        2,593,994        2,337,151

The major lease is a net, net lease requiring a yearly rental of $327,684 plus Common Area Maintenance "CAM".  See Section Part I, Item 2. The rental provided above is the base rental and estimated CAM.  CAM for 2007 is estimated at $164,880. The figures above do not include adjustments for the CPI.  The lease has an annual CPI adjustment, not to cumulatively exceed 15% in any consecutive five year period.  The lease expires on May 31, 2012 with a renewal option for an additional five years. The Lodi lease requires a yearly rental of $97,500 plus CAM.  The lease is a 12-month lease which commenced in May 2005. The Company extended the lease to April 30, 2008.  The Company did not renew the lease, due to signing a lease with Ninth Avenue Equities.

On September 26, 2007, the Company entered into a warehouse lease with Ninth Avenue Equities Co., Inc. to lease 16,438 square feet of space known as Unit B located at Murray Hill Industrial Center in East Rutherford, New Jersey for a four and a half year period.  The year end net rental expense including CAM was $13,258.  The annual rental is $123,285 plus CPI adjustments, real estate taxes and common area maintenance expenses.

See Section Part I, Item 1(f).  The Company is not required to pay any royalty in excess of realized sales if the Company chooses not to continue under the license.  The figures set forth above reflect estimates of the royalty expense anticipated minimum requirements to maintain the licenses under the various contracts for the licensed products based on fiscal 2007 sales.  Royalty expense includes Alleghany Pharmacal, Solar Sense, Nail Consultants, Tea-Guard, Inc. and Stephen Hsu, PhD.

The Company has executed Employment Contracts with its CEO, David Edell, and its Chairman of the Board, Ira W. Berman. The contracts for both are exactly the same.  The contracts expire on December 31, 2010.  The contracts provide for a base salary which commenced in 1994 in the amount of $300,000 (plus a bonus of 20% of the base salary), with a year-to-year CPI or 6% increase, plus 2.5% of the Company's pre-tax income less depreciation and amortization (EBITDA) plus certain fringe benefits including the cost of certain life insurance, auto expenses,   and health insurance.  (The 2.5% measure in the bonus provision of the Edell/Berman contracts was amended on November 3, 1998 so as to calculate it against earnings before income taxes, less depreciation, amortization and expenditures for media and cooperative advertising in excess of $8,000,000.)  On May 24, 2001, the contract was amended increasing the base salary then in effect by $100,000 per annum.  The contracts also provide that at the end of the term or upon retirement, Edell/Berman shall be retained by the Company as consultants at the consideration equal to 50% of the prior year's salary and bonus for a five year period. The figures above include only the base salaries for the five years (plus 20% of the base salary), an adjustment for CPI, and without estimating bonuses, as the bonus is contingent upon future earnings, and also including  payments that would be due as consulting payments upon expiration or retirement.  On June 1, 2001, the Company added a provision to the Contracts stating that in the event of death within the employment and consulting periods, the Company would be obligated for two successive years to pay the executive's estate an amount equal to the annual base salary and bonus.

David Edell's sons, Dunnan Edell and Drew Edell have five-year employment contracts in the amounts of $270,000 and $200,000 respectively, which expire on November 30, 2007 (See Item 11, Summary Compensation Table).  In July 2003, Dunnan Edell's salary was increased to $300,000 and in January 2004, Drew Edell's salary was increased to $225,000.  In fiscal 2005, Drew Edell's salary was increased to $250,000.  Dunnan Edell is a director and during fiscal 2003 was appointed President of the Company and Chief Operating Officer. Drew Edell is the Vice President of Research, and Product Development.

On February 10, 2006, the Board of Directors extended the employment contracts for Dunnan Edell and Drew Edell to December 31, 2010.  On May 17, 2007, the employment contracts for Dunnan Edell and Drew Edell were amended by the Board of Directors, extending the contracts to November 30, 2012, and increasing Dunnan Edell's base salary to $350,000 and Drew Edell's base salary to $275,000.

Recent Accounting Pronouncements

              In June 2006, the Financial Accounting Standards Board ("FASB") issue FASB Interpretation No. 48 ("FIN No. 48") "Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 109".  FIN No. No. 48 established a recognition threshold and measurement for income tax positions recognizes in an enterprise's financial statements in accordance with FASB No. 109, "Accounting for Income Taxes".  FIN No. 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  Accordingly, the Company plans to adopt FIN No. 48 on December 1, 2007.  The adoption of FIN No. 48  will have no material impact on the Company's financial position or results of operation.

              In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157").  SFAS No. 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years.  The adoption of SFAS No .157 will have no material impact on the Company's financial position or results of operation.

              In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Statements Nos. 87, 88,106 and 132R.  SFAS No. 158, requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, measure a plan's assets and obligations as of the end of the employer's fiscal year-end and recognize changes in the funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2007.  Since the Company does not have a defined benefit plan, the adoption will not have an impact on the Company's financial statements.

              In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for the first fiscal year ending after November 15, 2006 which   was   the fiscal year ending November 30, 2006.  The adoption of this statement had no material impact on the Company's financial position or results of operations.

              In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 ("SFAS No. 159").  SFAS No. 159 which amends SFAS No. 115 allows certain financial assets and liabilities to be recognized, at the Company's election, at fair market value, with any gains or losses for the period recorded in the statement of income.  SFAS No. 159 included available-for-sale securities in the assets eligible for this treatment.  Currently, the Company records the gains or losses for the period in the statement of comprehensive income and in the equity section of the balance sheet.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years.  The Company, at this time, has not elected to recognize any gains or losses for its available-for-sale securities in the statement of income, and accordingly there will be no impact on the Company's financial position or results of operations.

              In November 2007, the SEC issued Staff Accounting Bulletin No. 109 ("SAB 109") which provides interpretive guidance regarding written derivative loan commitments that are accounted for at fair value through earnings.  SAB 109 is effective for fiscal quarters beginning after December 15, 2007.  The adoption of this statement will have no material impact on the Company's financial position or results of operation.

              In December 2007, the SEC issued Staff Accounting Bulletin No. 110 ("SAB 110") which provides interpretive guidance regarding the use of a "simplified" method in estimating the expected term of "plain vanilla" share options in accordance with FASB No. 123.  SAB 110 is effective as of January 1, 2007.  The adoption of this statement will have no material impact on the Company's financial position or results of operation.

              In December 2007, the FASB issued a revised Statement of Financial Accounting Standards No. 141 ("SFAS No. 141 revised") which establishes the methods for accounting for business combinations.  SFAS No. 141 revised defines the acquirer and the acquisition date.  SFAS No. 141 revised is effective for acquisition dates on or after December 15, 2008.  The adoption of this statement will have no material impact on the Company's financial position or results of operation.

              In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS No. 160) which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company has not determined the impact, if any, of the adoption of SFAS No. 160.

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

            Concentration of Risk

            The Company relies on mass merchandisers and major food and drug chains for the sales of its products.  The loss of any one of those accounts could have a substantive negative impact upon its financial operations. All of the Company's products have independent competition and must be able to compete in order to maintain its position on the retail merchandisers' shelves. {See Business - General, Item 1(c) i Marketing.}

            The Company does not manufacture any of its products.  All of the products are manufactured for the Company by independent contract manufacturers.  There can be no assurance that the failure of a supplier to deliver the products ordered by the Company when requested will not cause burdensome delays in the Company's shipments to accounts.  The Company does constantly seek alternative suppliers should a major supplier fail to deliver as contracted.  A failure of the Company to ship as ordered by its accounts could cause penalties and/or cancellations of our customers' orders.

            There is No Assurance That The Business Will Continue to Operate Profitably.

            In fiscal 2007, net sales were $59,832,157.  Almost all of the products were able to maintain the projected gross profit margins.  Net income was $5,537,795.  There is no assurance that all of the Company's products will be successful.

            Competition in the Cosmetic, Health and Beauty Aid Industry is Highly Competitive.

            Reference is made to "Business 'Sub-section' of Competition."

            CLASS A Shareholders Retain Control of Board of Directors.

            See "Voting" in the Proxy Statement dated June 6, 2007.  Class A Shareholders, David Edell, CEO and Ira W. Berman, Chairman of the Board of Directors, have the right to elect four members to the Board of Directors.  Common stockholders have the right to elect three members to the Board of Directors.

            Future Success Depends on Continued Success of the Company's Current  Products and New Product Development.

            The Company is not financially as strong as the major companies against whom it competes.  The ability to successfully introduce new niche products and increase the growth and profitability of its current and new niche brand products will affect the business and prospects of the future of the Company and it relies upon the creativity and marketing skills of management.

            Future Possible Litigation

            Although there is no substantial litigation pending against the Company, there is always the possibility that one of the Company's products could cause litigation by a consumer over and above the Company's Product Liability Insurance.  There are no such cases currently against the Company.

            All of the company's product must be in compliance with all FDA and states regulations and all products which are being manufactured for the Company by outside suppliers must conform to the FDA's Good Manufacturing Practices requirements.  It is the Company's responsibility to ascertain that the suppliers do conform.

            The Company Relies On A Few Large Customers For A Significant Portion Of Its Sales.

            In fiscal 2007, Wal-Mart Stores Inc. represented approximately 40% of the Company's total revenues.   The Company's ten largest customers accounted for 80% of the Company's total revenues.  The Company has no agreement with any of its customers to stock its products.  The Company's business would suffer materially if it lost Wal-Mart Stores, Inc.  The loss of any of the Company's 10 top customers could have an adverse effect on the Company's financial results.

            The Company's Dietary Supplement Business Could Be Adversely Affected By Unfavorable Scientific Studies Or Negative Press.

            The Company's dietary supplement, Mega -T (Green Tea), to some extent is dependent on consumers' perceptions, the discussions of scientific evidence and the benefit and integrity of the dietary supplement business.  Any safety alert on any dietary supplement for weight loss may negatively affect the consumers' perceptions of the product category.

            The Price of the Company's Stock May Be Volatile

            The Company's stock could fluctuate substantially.  There is a limited float of shares tradable.  There are factors beyond the Company's control, including by not limited to variations in the Company's operating revenues and profits, the timing of advertising commitments, the volatility of small cap stock in general and the general stock market conditions, quarter to quarter variations.

Item 7A. QUANTITATIVE AND QUALITATIVE

                DISCLOSURE ABOUT MARKET RISK

The Company's financial statements (See Item 15) record the Company's investments under the "mark to market" method (i.e., at date-of-statement market value).  The investments are, categorically listed, in "Common Stock", "Mutual Funds", "Other Equity", "Preferred Stock", "Government Obligations" and "Corporate Obligations" (which, primarily, are intended to be held to maturity).  $216,237 of the Company's $12,805,323 portfolio of investments ( as at Nov. 30, 2007) is invested in the "Common Stock" and "Other Equity" category, and $713,756 are invested in Preferred Stock holdings.  Whereas the Company does not take positions or engage in transactions in risk‑sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, thus the Company does not believe that its investment-market risk is material.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are listed under Item 15 in this Form 10‑K.  The following financial data is a summary of the quarterly results of operations (unaudited) during and for the years ended November 30, 2007 and 2006:

Three Months Ended

Fiscal 2007 **                                        Feb. 28             May 31           Aug. 31          Nov. 30

Net Sales                                            $13,579,472    $18,227,413    $13,939,369      14,085,903

Total Revenue                                      13,827,578      18,457,562      14,266,083      14,326,644

Cost of Products Sold                            5,084,105        6,662,077        4,933,134        5,081,090

Net Income                                               472,753        1,292,921        2,069,604        1,702,517

Earnings Per Share:

  Basic                                                            $.07                 $.18                 $.29                 $.25

  Diluted                                                          $.07                 $.18                 $.29                 $.24

                                                                                             Three Months Ended

Fiscal 2006 **                                        Feb. 28             May 31           Aug. 31          Nov. 30

Net Sales                                            $14,562,927    $18,558,174    $15,788,172    $14,392,947

Total Revenue                                       14,732,887      18,773,398      15,996,688      14,597,050

Cost of Products Sold                             5,904,747        6,109,857        4,993,420        6,252,283

Net Income                                             1,070,778        1,705,108        1,927,476           900,889

Earnings Per Share:

  Basic                                                              $.15                 $.24                 $.28                 $.13

  Diluted                                                            $.15                 $.24                 $.27                 $.13

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

Item 9A. CONTROLS AND PROCEDURES

            With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2007.

            There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) pursuant to preliminary evaluations that the Company believes will materially affect, or are reasonably likely to materially affect, internal control over financial reporting.

            Under Section 404 of the Sarbanes-Oxley Act of 2002, The Company's fiscal 2008 annual report is required to be accompanied by a "Section 404 Formal Report" by management on the effectiveness of internal controls over financial reporting. Management has commenced preparing a report and reviewing the internal controls in each of the Company's departments.  The Company has engaged the services of CBIZ Risk & Advisory Services, LLC to assist in the development and implementation of procedures to determine the effectiveness of the Company's internal controls over financial reporting. The filing of the Company's November 30, 2009 annual report must contain an opinion by the Company's independent accounting firm on the effectiveness of the Company's internal controls.  The Company's officers are continually working to evaluate and confirm that the Company's automated data processing software systems and other procedures are effective and that the information created by the Company's systems adequately confirm the validity of the information upon which the Company relies.

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

Ira W. Berman             Chairman of the Board

                                    of Directors, Secretary,

                                    Executive Vice President                          1983

Dunnan Edell               President, Chief Operating Officer

                                   and Director                                             1984

Stephen Heit               Executive Vice President and

                                              Chief Financial Officer                               2005

Drew Edell                  Executive Vice President‑

                                   Product Development and Production       1983

John Bingman             Vice President and Treasurer                  1986

Jon Denis                    Senior Executive Vice President –

                                   Sales                                                     2006

Jim Gonedes               Executive Vice President – Marketing    2006

Stanley Kreitman        Director                                                 1996

Jack Polak                 Director                                                  1983

Robert Lage               Director                                                  2003

Seth Hamot                Director                                                  2007

Gio Batta Gori            Director (retired effective 7/31/07)          2004

David Edell, age 75, is a director, and the Company's Chief Executive Officer.  Prior to his association with the Company, he was a marketing and financial consultant; and, by 1983, he had extensive experience in the health and beauty aids field as an executive director and/or officer of Hazel Bishop, Lanolin Plus and Vitamin Corporation of America.  In 1954, David Edell received a Bachelor of Arts degree from Syracuse University.

Ira W. Berman, age 76, is the Company's Executive Vice President and Corporate Secretary. He is also Chairman of the Board of Directors.  Mr. Berman is an attorney who has been engaged in the practice of law since 1955.  He received a Bachelor of Arts Degree (1953) and Bachelor of Law Degree (1955) from Cornell University, and is a member of the American Bar Association.

Dunnan Edell is the 52 year‑old son of David Edell.  He is a graduate of George Washington University.  He has been a director since 1994, and in fiscal 2003, he was promoted to position of President of the Company and Chief Operating Officer.  He joined the Company in 1984 and was appointed Divisional Vice‑President in 1986.  He was employed by Alleghany Pharmacal Corporation from 1982 to 1984 and by Hazel Bishop from 1977 to 1981.

Stephen Heit, age 53 joined CCA in May 2005 as Executive Vice President – Operations, and was appointed Chief Financial Officer in March 2006. Prior to that he was Vice President – Business Strategies for Del Laboratories, Inc., a consumer products company that was listed on the American stock exchange, from 2003 to 2005.  Mr. Heit served as President of AM Cosmetics, Inc. from 2001 to 2003, as Chief Financial Officer from 1998 to 2003, and Corporate Secretary to the Board of Directors from 1999 to 2003.  From 1986 to 1997 he was the Chief Financial Officer of Pavion Limited, and also served on the Board of Directors.  He also served as a Director of Loeb House, Inc., a non-profit organization serving mentally handicapped adults from 1987 to 1995, and Director of Nyack Hospital Foundation from 1993 to 1995.  He received a Bachelor of Science from Dominican College in 1976, with additional graduate work in Professional Accounting at Fordham University from 1976 – 1978, and is a MBA Candidate at the University of Connecticut Graduate Business School.

Drew Edell, the 50 year‑old son of David Edell, is a graduate of Pratt Institute, where he received a Bachelor's degree in Industrial Design. He joined the Company in 1983, and in 1985, he was appointed Vice President of Product Development and Production.

John Bingman, age 56, received a Bachelor of Science degree from Farleigh Dickenson University in 1973.  He worked as a Certified Public Accountant who practiced with the New Jersey accounting firm of Zarrow, Zarrow & Klein from 1976 to 1986.

Jon Denis, age 60, joined the Company as Senior Executive Vice President of Sales in February 2006.  From 1997 to 2006, he was Corporate Vice President of Sales for Natrol, Inc.  Prior to that, he was Vice President of Sales and Marketing for Conair Corporation from 1984 to 1997.    He received a B.A. in Business Administration from the University of Maryland in 1971, and attended the Master of Business and Marketing program of Fairleigh Dickinson University from 1973 to 1974.

Jim Gonedes, age 56, joined the Company as Executive Vice President of Marketing in July 2006.  From 2001 to 2006, he was Vice President of skin care for the Alberto Culver Company.  Prior to that, he was Senior Vice President of strategic marketing for Phillips Lighting North America from 1997 to 2001.  He has a BS and MBA in marketing from St. John's University, and has been in consumer products marketing since 1974 when he started his career with Scott Paper Company.

Jack Polak, age 95, has been a private investment consultant and a banker since April 1982.  He is a certified Dutch Tax Consultant and a member of The Netherlands Federation of Certified Tax Consultants.  He was knighted on his 80th birthday by Queen Beatrix of the Netherlands for his untiring efforts on behalf of the Anne Frank Center USA for which he is still actively working as the "Chairman-Emeritus."  On May 23, 2004, Hofstra University in Long Island, NY awarded him with an honorary doctorate in humane letters.

Stanley Kreitman, age 75 has been Vice Chairman of Manhattan Associates an equity investment firm since 1994.  He is a director of Medallion Financial Corp. (NASDAQ), Capital Lease Financial Corp.(NYSE), KSW Corp., Geneva Mortgage Corp., and Century Bank.  He also serves as Chairman of the New York City Board of Corrections, Nassau County Crime Stoppers, and serves on the board of the Police Athletic League.  From 1975 to 1993 he was President of United States Banknote Corp.(NYSE) a securities printer.

Robert Lage, age 71, is a retired CPA.  He became a director in fiscal 2003.  He was a partner at Price WaterhouseCoopers Management Consulting Service prior to his retirement in 1997.  He has been engaged in the practice of public accounting and management consulting since 1959.  He received a BBA from Bernard Baruch College of the City University of New York in 1958.

Seth Hamot, age 45, is a graduate of Princeton University with a degree in Economics. Since 1997, Mr. Hamot has been the Managing Member of Roark, Rearden & Hamot Capital Management, LLC ("RRHCM") and the owner of its corporate predecessor, Roark, Rearden & Hamot, Inc. RRHCM is the investment manager to Costa Brava partnership III L.P. ("Costa Brava"), a private investment fund that owns 549,300 common shares of the Company.  Mr. Hamot is also President of Roark, Rearden & Hamot Capital Management, LLC, the general partner of Costa Brava.  Prior to 1997, Mr. Hamot was one of the partners of the Actionvest entities.  Mr. Hamot is currently a director of Bradley Pharmaceuticals Inc and serves as a member of their audit committee.

            Dr. Gio Batta Gori, 77, voluntarily withdrew as a director during 2007 to become a consultant for the Company.  He had been a director of the Company since 2004.  He is president of the Health Policy Center, Bethesda, Maryland, a consulting group in toxicology, epidemiology, nutrition, and related scientific, industrial, and regulatory issues. Advisor to major corporations worldwide, his previous experiences include directing the Franklin Institute Policy Analysis Center, and executive positions at the National Cancer Institute as Deputy Director of the Division of Cancer Causes and Prevention, Director of the Smoking and Health Program, Director of the Diet, Nutrition and Cancer Program. He held earlier positions in the pharmaceutical and biologics industry, and in academia. Recipient of the U.S. Department of Health Education and Welfare Superior Service Award, he is active in toxicology, carcinogenesis, nutrition, tobacco, and environmental issues. He has been a two-term President of the International Society of Regulatory Toxicology and Pharmacology, is a member of scientific societies, fellow of the Academy of Toxicological Sciences, funding and former editor of the journal Nutrition and Cancer, and editor of the journal Regulatory Toxicology and Pharmacology. .

Item 11. EXECUTIVE COMPENSATION

i. Summary Compensation Table

The following table summarizes compensation earned in the 2007, 2006 and 2005 fiscal years by all of the executive officers whose fiscal 2007 compensation exceeded $100,000, including the Chief Executive Officer (the "Named Officers").

                                                      Annual Compensation        Long‑Term Compensation

                                                                                                          Number

                                                                                           All           of Shares

                                                                                          Other        Covered        Other

Name and                                                                        Annual        by Stock    Long-Term

Principal                                                                          Compen-     Options        Compen-

Position                           Year        Salary       Bonus(1)   sation(2)    Granted(3)       sation

David Edell,	2007	$794,173	$532,807	$44,155	-	0 (4)
Chief	2006	737,001	556,410	41,193	-	0 (4)
Executive	2005	695,738	510,857	28,976	-	0 (4)
Officer

Ira W. Berman,	2007	$794,173	$532,807	$40,699	-	0 (4)
Secretary and	2006	737,001	556,410	31,718	-	0 (4)
Executive	2005	695,738	510,857	30,256	-	0 (4)
Vice President

Dunnan Edell,	2007	$355,962	$120,000	$11,060	-	0
President, Chief	2006	300,000	120,000	9,155	-	0
Operating Officer	2005	300,000	120,000	12,317	-	0

Stephen Heit	2007	$229,327	$ 30,000	$ 8,081	-	0
Executive	2006	211,538	30,000	7,972	-	0
Vice President,	2005	110,000	15,000	3,721	-	0
Chief Financial Officer

Drew Edell	2007	$279,904	$ 60,000	$10,008	-	0
Vice President	2006	250,000	60,000	9,188	-	0
Product	2005	243,269	60,000	8,861	-	0
Development and
Production

Jon Denis	2007	$331,250	$ 50,000	$10,235	10,000	0
Senior Executive	2006	248,750	75,000	6,693	-	0
Vice President – Sales	2005	0	0	0	-	0

(1)   Bonus amounts represents amounts earned in each respective fiscal year, not necessarily paid in each year.

(2)   Includes the personal‑use value of Company‑leased automobiles, the value of Company‑provided life insurance, and health insurance that is made available to all employees.  The Employment Agreement of Edell/Berman provides that they may receive an additional reimbursement for a complete physical examination and reimbursement of up to $5,000 of medical expenses for each employment or consulting period.  The Company also pays for a life insurance policy owned by Edell/Berman, with a face value of $750,000 for each policy, as per their respective Employment Agreements.

(3) Information in respect of stock option plans appears below in the sub‑topic, Employment Contracts/Executive Compensation Program.

(4)  The employment of Edell/Berman provides that in the event of death within the employment and consulting periods, the Company is obligated for two successive years to pay the executive's estate an amount equal to the annual base salary and bonus.

ii.  Fiscal 2007 Option Grants and Option Exercises,

    Year‑End Option Valuation, Option Repricing

            Ten thousand (10,000) Stock Appreciation Rights were issued to Jon Denis, Senior Executive Vice President of Sales.  The option was based upon the price of the stock on the day of grant, September 27, 2007 at $9.40 per share.  The option expires on September 25, 2012.  The employee has the right to sell the Options back to the Company commencing 2 years from September 26, 2007, so long as he is still employed by the Company.

            The value of the Option shall be computed by the difference in the share price of the stock on the date of grant ($9.40) and the price on the exercise date.  The Option shall be exercisable to purchase the Company's common stock at the price of the stock on the date of exercise.

            The next table identifies 2007 fiscal‑year option exercises by Named Officers and Directors, and reports a valuation of their options.

                         Number of                                 Number of Shares

                            Shares                                      Covered by Un-               Value of Unexercised

                           Acquired            Value             exercised Options            In-the-Money Options

                          On Exercise     Realized (1)      at November 30, 2007      at November 30, 2007(2)

David Edell                      0                    0                   25,000                                 $18,500

Ira Berman                       0                    0                   25,000                                   18,500

Dunnan Edell           55,000        $486,750                  15,000                                   22,350

Drew Edell                       0                     0                  15,000                                   22,350

John Bingman                   0                     0                  10,000                                   14,900

  ‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑‑

Represents the difference between market price and the respective exercise price of the options as of the exercise date.  The market price at May 24, 2007 was $9.35.

Represents the difference between market price and the respective exercise prices of the options as of December 1, 2007.  The market price at December 1, 2007 was $9.74.

iii. Compensation of Directors

Each outside director was paid $2,500 for a conference call meeting and $5,000 per meeting for attendance of board meetings in fiscal 2007 (without additional compensation for committee meetings, other than as noted below). Mr. Lage received an additional $30,000 as chairman of the audit committee. The full Board of Directors met four times in fiscal 2007, for an aggregate compensation of $75,000.  No stock options were awarded.  A special committee of the board of directors was formed to consider the proposed Dubilier transaction (see Part I, item 1 (j).  The special committee was comprised of Dr. Gio Batta Gori, Stanley Kreitman, Robert Lage and Jack Polak.   Each member of the special committee received compensation of $25,000 in addition to the compensation above.

  iv.  Executive Compensation Principles

       Audit and Compensation Committee

The Company's Executive Compensation Program is based on guiding principles designed to align executive compensation with Company values and objectives, business strategy, management initiatives, and financial performance.  In applying these principles the Compensation Committee of the Board of Directors, comprised of Stanley Kreitman, Jack Polak, Seth Hamot and Robert Lage, has established a program to:

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

            Seth Hamot is a graduate of Princeton University with a degree in Economics. Since 1997, Mr. Hamot has been the Managing Member of Roark, Rearden & Hamot Capital Management, LLC ("RRHCM") and the owner of its corporate predecessor, Roark, Rearden & Hamot, Inc. RRHCM is the investment manager to Costa Brava partnership III L.P. ("Costa Brava"), a private investment fund that owns 549,300 common shares of the Company.  Mr. Hamot is also President of Roark, Rearden & Hamot Capital Management, LLC, the general partner of Costa Brava.  Mr. Hamot is currently a director of Bradley Pharmaceuticals Inc and serves as a member of the company's audit committee.  The Board has deemed that he is "independent".

            The Compensation Committee has a charter, which will be published with the proxy statement for the 2008 annual meeting of shareholders.  Compensation, including annual bonus amounts, for the executive officers named in the Summary Compensation Table (other than David Edell and Ira Berman, whose compensation and bonus are determined in accordance with their employment agreement) are recommended by David Edell, Chief Executive Officer, and approved by the Compensation Committee.

v. Employment Contracts/Compensation Program

            The total compensation program consists of both cash and equity based compensation.  The Audit and Compensation Committee (the "Committee") determines the level of salary and bonuses, if any, for key executive officers of the Company.  The Committee determines the salary or salary range based upon competitive norms.  Actual salary changes are based upon performance, and bonuses were awarded by the Committee in consideration of the Company's performance during the 2007 fiscal year.

            The Company has executed Employment Contracts with its CEO, David Edell, and its Chairman of the Board, Ira W. Berman. The contracts for both are exactly the same.  The contracts expire on December 31, 2010.  The contracts provide for a base salary which commenced in 1994 in the amount of $300,000 (plus a bonus of 20% of the base salary), with a year-to-year CPI or 6% increase, plus 2.5% of the Company's pre-tax income less depreciation and amortization (EBITDA).  (The 2.5% measure in the bonus provision of the Edell/Berman contracts was amended on November 3, 1998 so as to calculate it against earnings before income taxes, less depreciation, amortization and expenditures for media and cooperative advertising in excess of $8,000,000.)  On May 24, 2001, the contract was amended increasing the base salary then in effect by $100,000 per annum (See Item 11, Summary Compensation Table).  The contracts also provide that at the end of the term or upon retirement, Edell/Berman shall be retained by the Company as consultants at the consideration equal to 50% of the prior year's salary and bonus for a five year period.  The contracts also provide that in the event of the death of Edell/Berman within the employment and consulting periods, the Company is obligated for two successive years to pay the executive's estate an amount equal to the annual base salary and bonus.  The Company, per the Employment Agreement, pays for life insurance policies owned by Edell/Berman with a face value of $750,000 each.  Edell/Berman are entitled to have the Company pay for a complete physical examination and reimbursement of up to $5,000 of medical expenses during each benefit year.

            David Edell's sons, Dunnan Edell and Drew Edell have five-year employment contracts in the amounts of $270,000 and $200,000 respectively, which expire on November 30, 2007.  On February 10, 2006, the Board of Directors extended the contracts for Dunnan Edell and Drew Edell to December 31, 2010.  Dunnan Edell is a director and President of the Company.  Drew Edell is the Vice President of Product Development and Production.  On July 1 2003, Dunnan Edell's salary was increased to $300,000, and on January 5, 2004, Drew Edell's salary was increased to $225,000 and in 2005, it was increased to $250,000.

            On May 17, 2007, the employment contracts for Dunnan Edell and Drew Edell were extended to November 30, 2012 (See Item 11, Summary Compensation Table).  Dunnan Edell's salary was increased to $350,000 and Drew Edell's salary was increased to $275,000.

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

            One new award was made by the committee in fiscal 2007. (See Executive Compensation in Fiscal 2007 Option Grants)

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

            The Company has adopted Stock Appreciation Rights incentives and Restricted Stock grants in the 2005 Amended Stock Option Plan.  No such grants were issued in fiscal 2006.  One grant was issued in 2007. (See Fiscal 2007 Option Grants and Option Exercises)  All of the terms and conditions of the Plan were included in the June 15, 2005 Proxy, which Plan was approved by the shareholders at the annual meeting.  The Proxy was incorporated by reference to the 10K Annual Report for fiscal 2005.

vii. Performance Graph

Set forth below is a line graph comparing cumulative total shareholder return on the Company's Common Stock, with the cumulative total return of companies in the NASDAQ Stock Market (U.S.) and the cumulative total return of Dow Jones's TMI/Personal Products Index.

GRAPH

CCA Industries - ASE

	Cumulative Total Return
	11/02	11/03	11/04	11/05	11/06	11/07

CCA Industries, Inc.	100.00	444.49	674.98	515.55	744.50	640.74
Dow Jones US	100.00	117.68	133.28	146.61	167.75	181.01
Dow Jones US Personal Products	100.00	115.20	129.14	142.49	170.87	203.93

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock and/or Class A Common Stock as of   November 30, 2007 by (i) all those known by the Company to be owners of more than five percent of the outstanding shares of Common Stock or Class A Common Stock; (ii) each officer and director; and (iii) all officers and directors as a group.

            Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is beneficial owner of them.

                                                                                                                                         Ownership, As A

                                                                                                                                            Percentage of

                                                                                                                                          All Shares Out-

                                                                            Number of                "Option            Standing/Assuming

  Name and Address                                        Shares Owned (1):        Shares" (1)     Option Share Exercise (1)

                                                                    Common

                                                                      Stock         Class A (2)

David Edell	146,609	484,615	25,000	8.9%	9.3%
c/o CCA Industries, Inc.
200 Murray Hill Parkway
East Rutherford, NJ 07073

Ira W. Berman	160,533	483,087	25,000	9.1%	9.5%
c/o CCA Industries, Inc.

Gio Batta Gori, PhD	-	-	-	0.0%	0.0%
c/o CCA Industries, Inc.

Seth Hamot (3)(4)	574,300	-	-	8.1%	8.1%
c/o Costa Brava
Partnership III LP

Stanley Kreitman	15,000	‑	-	0.2%	0.2%
c/o CCA Industries, Inc.

Robert Lage	-	-	-	0.0%	0.0%
c/o CCA Industries, Inc.

Jack Polak
c/o CCA Industries, Inc.	53,254	-	-	0.8%	0.8%

Dunnan Edell
c/o CCA Industries, Inc.	97,158	‑	15,000	1.4%	1.6%

Drew Edell c/o CCA Industries, Inc.	98,108	‑	15,000	1.4%	1.6%

John Bingman c/o CCA Industries, Inc.	‑	‑	10,000	0.0%	0.1%

Stephen A. Heit
c/o CCA Industries, Inc.	1,000	-	-	0.0%	0.0%

Jon Denis
c/o CCA Industries, Inc.	-	-	-	0.0%	0.0%

Officers and Directors as a group (10 persons)	1,145,962	967,702	90,000	30.0%	31.2%

_______________________

(1) The number of "Option Shares" represents the number of shares that could be purchased by, and upon exercise of unexercised options, exercisable within 90 days; and the percentage ownership figure denominated "Assuming Option Share Exercise" assumes, per person, that unexercised options have been exercised and, thus, that subject shares have been purchased and are actually owned.  In turn, the "assumed" percentage ownership figure is measured, for each owner, as if each had exercised such options, and purchased subject 'option shares,' and thus increased total shares actually outstanding, but that no other option owner had 'exercised and purchased.'

(2) David Edell and Ira Berman own 100% of the outstanding shares of Class A Common Stock. Messrs. David Edell, Dunnan Edell, and Ira Berman are officers and directors.  Messrs. Stephen Heit, John Bingman and Drew Edell are officers.  Messrs. Hamot, Lage, Kreitman and Polak are independent, outside directors.  Dr. Gori served as an independent outside director until July 1, 2007.  Dr. Gori had requested to not be re-nominated for another term as director.

(3) Includes 574,300 shares beneficially owned by Costa Brava Partnership III L.P.  Seth W. Hamot is the president of Roark, Reardon & Hamot, LLC, which is the general partner of Costa Brava Partnership III L.P.

(4) The principal business of Costa Brava Partnership III L.P. is to make investments in, buy, sell, hold, pledge and assign securities. The principal business of Roark, Rearden and Hamot, LLC is to act as general partner of Costa Brava Partnership III L.P. The principal business address is 420 Boylston Street, Boston, MA 02116.  Seth W. Hamot is the president of Roark, Rearden & Hamot, LLC, which is the general partner of Costa Brava Partnership III L.P.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The Company did not purchase any shares of common stock from officers, directors or affiliates in fiscal 2007.

            During fiscal 2007, several related parties provided services to the Company, which were deemed immaterial to the financial statements.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

            KGS LLP ("KGS") served as the Company's independent auditors for 2007 and 2006.  The services performed by KGS in this capacity included conducting an audit in accordance with generally accepted auditing standards of, and expressing an opinion on, the Company's consolidated financial statements.

            Audit Fees

            KGS's fees for professional services rendered in connection with the audit and review of Forms 10-K and all other SEC regulatory filings were $251,363 for the 2007 fiscal year and $216,725 for the 2006 fiscal year.  The Company has paid and is current on all billed fees.

            Audit Related Fees

            Audit related fees billed in Fiscal 2007 and 2006 by KGS were $98,015 and $39,012, respectively.  Audit related fees consist primarily of fees billed for professional services rendered by KGS for accounting consultations and services related to business acquisitions and dispositions, responses to SEC correspondence, and readiness consultations for Section 404 of the Sarbanes Oxley Act of 2002.

            Tax Fees

            KGS's fees for professional services rendered in connection with Federal and State tax return preparation and other tax matters for the 2007 and 2006 fiscal years were $48,847 and $58,100, respectively.

            All Other Fees

            All other fees of $300 and $140 billed in Fiscal years 2007 and 2006, respectively, represent fees for miscellaneous services other than those described above.

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

            Since the May 6, 2003 effective date of the Securities and Exchange Commission rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of KGS LLP was approved in advance by the Audit Committee, and none of those engagements made use of the de minimus exception to pre-approval contained in the Commission's rules.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENTS,

              SCHEDULES AND REPORTS ON FORM 8‑K

Financial Statements:

Table of Contents, Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of November 30, 2007 and 2006, Consolidated Statements of Income for the years ended November 30, 2007, 2006 and 2005, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Shareholders' Equity for the years ended November 30, 2007, 2006 and 2005, Consolidated Statements of Cash Flows for the years ended November 30, 2007, 2006 and 2005, Notes to Consolidated Financial Statements.

Financial Statement Supplementary Information:

Schedule II: Valuation Accounts; Years Ended Nov. 30, 2007, 2006 and 2005.

Exhibits:  All Exhibits are incorporated by reference.

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

(2) Forms 8K filed on April 11, 2005, June 27, 2005, and July 15, 2005 are incorporated by reference to this 10K

(3) The Company's 2003 Stock Option Plan was filed with the 2003 Proxy and is incorporated by reference to this 10K.

(4) The Company's 2005 Amended and Restated Stock Option Plan and the 2005 Proxy are incorporated by reference herein.

The following reports were filed with the Securities and Exchange Commission during the three months ended November 30, 2007:

(1) Form 10-Q, filed on October 11, 2007, for the quarter ended August 31, 2007.

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

     Signature                                    Title                                                  Date

s/                                               Chief Executive Officer,                     February 28, 2008

    DAVID EDELL                     Director

s/                                              Chairman of the Board                        February 28, 2008

    IRA W. BERMAN               of Directors, Executive

                                                Vice President, Secretary

s/                                              President, Chief Operating                   February 28, 2008

    DUNNAN EDELL               Officer, Director

s/                                               Executive Vice President,                   February 28, 2008

    STEPHEN HEIT                   Chief Financial Officer

/                                               Vice President ,                                   February 28, 2008

    DREW EDELL                     Research & Development

s/                                              Director                                              February 28, 2008

    STANLEY KREITMAN

s/                                              Director                                               February 28, 2008

    ROBERT LAGE

s/                                              Director                                               February 28, 2008

    JACK POLAK

s/                                               Director                                              February 28, 2008

    SETH HAMOT

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006

                                                                C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.................... 1

FINANCIAL STATEMENTS:

   CONSOLIDATED BALANCE SHEETS.............................................................................. 2-3

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................................... 8-35

SUPPLEMENTARY INFORMATION

   SCHEDULE II – VALUATION ACCOUNTS……………………………………………...36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

CCA Industries, Inc.

East Rutherford, New Jersey

            We have audited the consolidated balance sheets of CCA Industries, Inc. and Subsidiaries as of November 30, 2007 and 2006, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCA Industries, Inc. and Subsidiaries as of November 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

                                                                        KGS  LLP

                                                                        CERTIFIED PUBLIC ACCOUNTANTS

February 26, 2008

Jericho, New York

CCA INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS A S S E T S November 30,
	2007	2006

Current Assets
Cash and cash equivalents	$ 6,743,960	$ 4,385,340
Short-term investments and marketable
securities (Notes 2 and 6)	8,003,824	11,516,349
Accounts receivable, net of allowances of
$874,302 and $1,026,197, respectively	9,119,179	7,188,197
Inventories, net of reserve for inventory
obsolescence of $604,746 and $777,715,
respectively (Notes 2 and 3)	7,857,322	6,350,013
Prepaid expenses and sundry receivables	630,893	684,875
Prepaid income taxes and refunds due (Note 8)	839,693
Deferred income taxes (Note 8)	765,821	1,180,472

Total Current Assets	33,960,692	31,305,246

Property and Equipment, net of accumulated
depreciation and amortization
(Notes 2 and 4)	562,528	561,634

Intangible Assets, net of accumulated
amortization (Notes 2 and 5)	484,377	503,595

Other Assets
Marketable securities (Notes 2 and 6)	4,801,504	4,073,656
Deferred taxes	29,475	24,940
Other	65,300	47,500

Total Other Assets	4,896,279	4,146,096

Total Assets	$39,903,876	$36,516,571

See Notes to Consolidated Financial Statements.

                                                                            -2-

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS LIABILITIES AND SHAREHOLDERS' EQUITY November 30,

	2007	2006

Current Liabilities
Accounts payable and accrued liabilities (Note 10)	$ 8,354,458	$ 8,104,424
Short term capital lease	49,318	-
Income tax payable	-	413,869
Dividends payable (Note 12)	634,900	490,970

Total Current Liabilities	9,038,676	9,009,263

Capitalized lease obligations	114,882	122,517

Total Liabilities	9,153,558	9,131,780

Commitments and Contingencies (Note 12)

Shareholders' Equity
Preferred stock, $1.00 par; authorized
20,000,000 shares; none issued
Common stock, $.01 par; authorized
15,000,000 shares; issued and
outstanding 6,086,740 and
6,034,651 shares, respectively	60,867	60,346
Class A common stock, $.01 par; authorized
5,000,000 shares; issued and outstanding
967,702 and 967,702 shares, respectively	9,677	9,677
Additional paid-in capital	2,329,049	2,329,570
Retained earnings	28,541,086	25,112,331
Unrealized (losses) on marketable securities (Note 2)	(190,361)	(127,133)

Total Shareholders' Equity	30,750,318	27,284,791

Total Liabilities and Shareholders' Equity	$39,903,876	$36,516,571

See Notes to Consolidated Financial Statements.

                                                                            -3-

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended November 30,
	2007	2006	2005

Revenues
Sales of health and beauty
aid products, net	$59,832,157	$63,302,220	$61,181,334
Other income	1,045,710	797,803	572,909

	60,877,867	64,100,023	61,754,243
Costs and Expenses
Cost of sales	21,760,406	23,260,307	22,734,062
Selling, general and administrative expenses	21,266,327	21,104,728	20,246,344
Advertising, cooperative and promotions	6,956,407	10,345,407	10,671,906
Research and development	574,900	536,590	772,627
Provision for doubtful accounts	(21,839)	(73,657)	201,864
Interest expense	29,090	10,003	19,912

	50,565,291	55,183,378	54,646,715

Transaction Costs	717,850	-	-

Total Costs and Expenses	51,283,141	55,183,378	54,646,715

Income before Provision
for Income Taxes	9,594,726	8,916,645	7,107,528

Provision for Income Tax	4,056,931	3,312,394	3,322,026

Net Income	$ 5,537,795	$ 5,604,251	$ 3,785,502

Weighted Average Shares Outstanding
Basic	7,029,611	7,034,276	7,145,297
Diluted	7,058,889	7,133,332	7,317,994

Earnings Per Common Share (Note 2):
Basic	$.79	$.80	$.53
Diluted	$.78	$.79	$.52

See Notes to Consolidated Financial Statements.

                                                                            -4-

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended November 30,
	2007	2006	2005

Net Income	$5,537,795	$5,604,251	$3,785,502

Other Comprehensive Income (Loss)
Unrealized holding gain (loss)
on investments	(63,228)	251,206	(149,395)

Comprehensive Income	$5,474,567	$5,855,457	$3,636,107

See Notes to Consolidated Financial Statements.

                                                                            -5-

CCA INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED NOVEMBER 30, 2007, 2006 AND 2005

	COMMON STOCK (1) SHARES AMOUNT		ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS	UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES	TREASURY STOCK

Balance – December 1, 2004 as revised	7,130,879	$71,309	$5,904,660	$18,734,693	($228,944)	($149,671)
Issuance of common stock	137,769	1,378	11,072	-	-	-
Net income for the year	-	-	-	3,785,502	-	-
Dividends declared	-	-	-	(1,151,411)	-	-
Unrealized (loss) on marketable securities	-	-	-	-	(149,395)	-
Purchase of 2,188 shares of common stock	-	-	-	-	-	(19,537)
Retirement of treasury stock	(88,891)	(889)	-	(168,319)	-	169,208
Balance – November 30, 2005	7,179,757	71,798	5,105,732	21,200,465	(378,339)	-
Issuance of common stock	95,500	955	46,795	-	-	-
Net income for the year	-	-	-	5,604,251	-	-
Dividends declared	-	-	-	(1,692,385)	-	-
Unrealized (loss) on marketable securities	-	-	-	-	251,206	-
Purchase and retirement of common stock	(272,904)	(2,730)	(2,822,957)	-	-	-
Balance – November 30, 2006	7,002,353	70,023	2,329,570	25,112,331	(127,133)	-
Issuance of common stock	52,089	521	(521)	-	-	-
Net income for the year Dividends declared Unrealized (loss) on marketable securities	- - -	- - -	- - -	5,537,795 (2,109,040) -	- - (63,228)	- -
Balance – November 30, 2007	7,054,442	$70,544	$2,329,049	$28,541,086	($190,361)	-

See Notes to Consolidated Financial Statements.

                                                                                                          -6-

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED NOVEMBER 30,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$ 5,537,795	$ 5,604,251	$3,785,502
Adjustments to reconcile net
income to net cash provided by
operating activities:
Depreciation and amortization	257,555	227,039	329,278
(Gain) on sale of securities	(60,697)	(62,012)	-
Loss on sale or impairment
of intangible assets	21,745	112,901	42,380
Decrease (increase) in deferred
income taxes	410,116	(363,045)	(202,154)
(Increase) decrease in accounts receivable	(1,930,982)	2,072,202	(582,415)
(Increase) decrease in inventory	(1,507,309)	204,137	(506,150)
Decrease (increase) in prepaid expenses
and sundry receivables	53,982	(158,741)	169,519
(Increase) decrease in prepaid income
taxes and refunds due	(839,693)	165,560	253,091
(Increase) decrease in other assets	(17,800)	825	(10,914)
Increase (decrease) in accounts payable and
accrued liabilities	250,033	(629,667)	1,751,257
(Decrease) increase in income taxes payable	(413,869)	413,869	(59,888)

Net Cash Provided by Operating
Activities	1,760,876	7,587,319	4,969,506

Cash Flows from Investing Activities:
Acquisition of property and equipment	(260,453)	(309,594)	(215,066)
Acquisition of intangible assets	(522)	(45,161)	(126,233)
Purchase of available for sale securities	(14,824,908)	(12,588,205)	(4,616,689)
Proceeds from sale of available for
sales securities	17,605,791	10,636,835	1,946,814
Proceeds from sale of trademark	-	-	-

Net Cash Provided by (Used in)
Investing Activities	2,519,908	(2,306,125)	(3,011,174)

Cash Flows from Financing Activities:
Purchase of common shares	-	(2,825,687)	594
Repurchase of outstanding debentures	-	-	(497,656)
Proceeds from exercise of stock options	-	47,749	(8,548)
Increase in capital lease obligation	80,036	151,407	-
Payments in capital lease obligation	(38,352)	(28,890)	-
Purchase of treasury stock	-	-	867
Dividends paid	(1,965,111)	(1,776,975)	(1,059,277)

Net Cash (Used in) Financing Activities	(1,923,427)	(4,432,396)	(1,564,020)

Net Increase In Cash	2,357,357	848,798	394,312

Cash at Beginning of Year	4,385,340	3,536,542	3,142,230

Cash and Cash Equivalents at End of Year	$ 6,743,960	$ 4,385,340	$ 3,536,542

Supplemental Disclosures of Cash
Flow Information
Cash paid during the year for:
Interest	$ 29,090	$ 10,003	$ 19,912
Income taxes	4,882,361	2,256,400	3,297,371

Supplemental Disclosure of Non-Cash
Information:
Dividends declared and accrued	$ 634,900	$ 490,970	$ 575,560
Retirement of -0-, 272,904, and 88,891 shares of
treasury stock, respectively	-	2,825,687	169,208

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

CCA has several wholly-owned subsidiaries, CCA Cosmetics, Inc., CCA Labs, Inc., Berdell, Inc., Nutra Care Corporation, and CCA Online Industries, Inc., all of which are currently inactive.  CCA has an active wholly-owned subsidiary, CCA IND., S.A. DE C.V., a Variable Capital Corporation organized pursuant to the law of Mexico.

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

In addition, during fiscal 2006 the Company purchased and retired an aggregate of 225,000 shares of common stock from three officers/directors, David Edell-100,000, Ira Berman-100,000 and Drew Edell-25,000.  The purchase price was $10.50 per share discounted from $10.82 per share, the closing price at the close of business on the transaction date.  The Company purchased 9,392 shares from Stanley Kreitman, a director, and 15,000 shares from Rami Abada, a former director, for $10.50 per share discounted from $10.70 per share, the closing price at the close of business on the transaction date.

For the year ended November 30, 2007, dividends declared but not yet due amounted to $ 634,900.

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

Sales Incentives

In accordance with EITF 00-14, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to “advertising and promotional” expense.  Had EITF 00-14 not been adopted, net sales for the years ended November 2007, 2006 and 2005 would have been $65,016,269, $67,701,423, and $65,352,334 respectively.  In the fourth quarter of 2006, the Company reclassified certain promotional expenses from sales expense to a charge against sales for fiscal 2006.  For comparison purposes, those same expenses were reclassified for fiscal year 2005.  None of these changes affected net income reported for the interim periods or fiscal years ended November 30, 2005 and 2006.

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

Shipping Costs:

The Company’s policy for fiscal financial reporting is to charge shipping cost to operations as incurred.  For the years ended November 30, 2007, 2006 and 2005, included in selling, general and administrative expenses are shipping costs amounting to $2,962,754, $2,542,685, and $3,601,322, respectively.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issue FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 109”.  FIN No. No. 48 established a recognition threshold and measurement for income tax positions recognizes in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”.  FIN No. 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement.   FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  Accordingly, the Company plans to adopt FIN No. 48 on December 1, 2007.  The adoption of FIN No. 48  will have no material impact on the Company’s financial position or results of operation.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years.  The adoption of SFAS No .157 will have no material impact on the Company’s financial position or results of operation.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Statements Nos. 87, 88,106 and 132R.  SFAS No. 158, requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year-end and recognize changes in the funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2007.  Since the Company does not have a defined benefit plan, the adoption will not have an impact on the Company’s financial statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for the first fiscal year ending after November 15, 2006 which was fiscal year ending November 30, 2006.  The adoption of this statement had no material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”).  SFAS No. 159 which amends SFAS No. 115 allows certain financial assets and liabilities to be recognized, at the Company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income.  SFAS No. 159 included available-for-sale securities in the assets eligible for this treatment.  Currently, the Company records the gains or losses for the period in the statement of comprehensive income and in the equity section of the balance sheet.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years.  The Company, at this time, has not elected to recognize any gains or losses for its available-for-sale securities in the statement of income, and accordingly there will be no impact on the Company’s financial position or results of operations.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109 (“SAB 109”) which provides interpretive guidance regarding written derivative loan commitments that are accounted for at fair value through earnings.  SAB 109 is effective for fiscal quarters beginning after December 15, 2007.  The adoption of this statement will have no material impact on the Company’s financial position or results of operation.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”) which provides interpretive guidance regarding the use of a “simplified” method in estimating the expected term of “plain vanilla” share options in accordance with FASB No. 123.  SAB 110 is effective as of January 1, 2007.  The adoption of this statement will have no material impact on the Company’s financial position or results of operation.

In December 2007, the FASB issued a revised Statement of Financial Accounting Standards No. 141 (“SFAS No. 141 (revised)”) which establishes the methods for accounting for business combinations.  SFAS No. 141 (revised) defines the acquirer and the acquisition date.  SFAS No. 141 revised is effective for acquisition dates on or after December 15, 2008.  The adoption of this statement will have no material impact on the Company’s financial position or results of operation.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160) which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company has not determined the impact, if any, of the adoption of SFAS No. 160.

NOTE 3 -     INVENTORIES

At November 30, 2007 and 2006, inventories consist of the following:

	2007	2006

Raw materials	$4,717,225	$3,822,073
Finished goods	3,140,097	2,527,940
	$7,857,322	$6,350,013

At November 30, 2007 and 2006, the Company had a reserve for obsolete inventory of $ 604,746 and $777,715, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -    PROPERTY AND EQUIPMENT

At November 30, 2007 and 2006, property and equipment consisted of the following:

	2007	2006

Machinery and equipment	$ 130,346	$ 125,788
Office furniture and equipment	795,714	825,928
Transportation equipment	10,918	10,918
Tools, dies, and masters	379,171	426,470
Capitalized lease obligations	242,254	162,218
Leasehold improvements	281,582	300,402
	1,839,985	1,851,724

Less: Accumulated depreciation
and amortization	1,277,457	1,290,090

Property and Equipment – Net	$ 562,528	$ 561,634

Depreciation expense for the years ended November 30, 2007, 2006 and 2005 amounted to $250,307, $215,197, and $317,573, respectively.

NOTE 5 -  INTANGIBLE ASSETS

Intangible assets consist of owned trademarks and patents for ten product lines covering thirty countries.  The cost and accumulated amortization for November 30, 2007 and 2006 is as follows:

	2007	2006

Trademarks and patents	$636,608	$650,274
Less: Accumulated amortization	152,231	146,679
Intangible Assets – Net	$484,377	$503,595

Patents are amortized on a straight-line basis over their legal life of 17 years and trademarks are adjusted to realizable value for each quarterly reporting period. During 2007, $14,190 (including $1,696 of accumulated amortization) of intangibles were deemed to be impaired and written off. Amortization expense for the years ended November 30, 2007, 2006 and 2005 amounted to $ 7,248, $11,843 and $54,085, respectively.  Estimated amortization expense for November 30, 2008, 2009, 2010, 2011 and 2012 will be $6,661, $6,661, $6,661, $6,396 and $6,134, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -  SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value.  The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets.  The cost and market values of the investments at November 30, 2007 and November 30, 2006 were as follows:

	November 30, 2007		November 30, 2006

Current:	COST	MARKET	COST	MARKET

Corporate obligations	$ 5,552,779	$5,555,917	$ 4,725,545	$ 4,712,154
Government obligations
(including mortgage
backed securities)	2,335,358	2,140,921	6,519,395	6,536,115
Preferred stock	50,000	38,760	-	-
Common stock	51,649	58,860	51,649	56,508
Mutual funds	215,274	151,989	208,955	148,464
Other equity	70,206	57,377	64,881	63,108

Total	8,275,266	8,003,824	11,570,425	11,516,349

Non-Current:

Corporate obligations	400,000	400,000	1,591,292	1,571,928
Government obligations	3,445,577	3,626,508	1,630,576	1,583,524
Preferred stock	774,845	674,996	824,845	818,204
Other equity investments	100,000	100,000	100,000	100,000

Total	4,720,422	4,801,504	4,146,713	4,073,656

Total	$12,995,687	$12,805,328	$15,717,138	$15,590,005

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6-SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

The market value at November 30, 2007 was $ 12,805,323 as compared to $15,590,005 at November 30,

2006.  The gross unrealized gains and losses were $122,117 and ($312,478) for November 30, 2007 and

$47,504 and ($174,637) for November 30, 2006.  The cost and market values of the investments at

November 30, 2007 were as follows:

COL. A			COL. B	COL. C	COL.D	COL.E
Name of Issuer and Title of Each Issue	Maturity Date	Interest Rate	Number of Units-Principal Amount of Bonds and Notes	Cost of Each Issue	Market Value of Each Issue at Balance Sheet Date	Amount at Which Each Portfolio of Equity Security Issues and Each Other Security Issue Carried in Balance Sheet

CORPORATE OBLIGATIONS:
American Intl Group Inc.	05/15/08	2.875%	250,000	$ 245,100	$ 248,750	$ 248,750
American Express Co	05/16/08	3.000	100,000	98,152	99,400	99,400
Banc One Global Notes	06/30/08	2.625	125,000	124,363	123,159	123,159
Bank of America Corp	01/15/08	3.875	250,000	249,560	250,080	250,080
Bank of America Corp	08/15/08	3.250	200,000	199,630	196,938	196,938
Bristol-Myers Squibb	08/15/08	4.000	250,000	246,023	248,528	248,528
Capmark BK Midvalue	01/18/08	5.150	100,000	100,000	99,993	99,993
Caterpillar Fin Service Corp	10/15/09	4.750	200,000	200,000	202,029	202,024
Citigroup Global Markets	12/20/07	4.200	200,000	199,442	199,862	199,862
Citigroup Global Markets	01/31/08	4.000	550,000	544,627	547,921	547,921
Consolidated Edison Inc.	08/01/08	3.625	250,000	245,150	247,758	247,758
Firstbank PR Santurce	01/18/08	5.150	100,000	100,000	99,993	99,993
General Electric Capital Corp	12/05/07	3.500	100,000	99,215	98,000	98,000
General Electric Capital Corp	01/15/08	4.250	200,000	199,050	199,760	199.760
General Electric Capital Corp	03/04/08	4.125	400,000	397,726	388,000	388,000
General Electric Capital Corp	05/01/08	3.500	250,000	246,168	245,000	245,000
Goldman Sachs Group	01/15/08	4.125	400,000	398,262	399,216	399,216
IBM	02/01/08	3.800	100,000	99,251	97,000	97,000
JP Morgan Chase & Co.	02/01/08	4.000	325,000	322,995	322,156	322,156
Kayne Anderson MLP	12/21/45	5.150	400,000	400,000	400,000	400,000
Lehman Brothers	01/22/08	4.000	325,000	321,156	323,983	323,983

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6-SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

                     COL. A                                                                          COL. B           COL. C           COL.D             COL.E

Name of Issuer and Title of Each Issue	Maturity Date	Interest Rate	Number of Units-Principal Amount of Bonds and Notes	Cost of Each Issue	Market Value of Each Issue at Balance Sheet Date	Amount at Which Each Portfolio of Equity Security Issues and Each Other Security Issue Carried in Balance Sheet

CORPORATE OBLIGATIONS (Continued):
Merrill Lynch & Co	04/21/08	3.700%	250,000	$ 247,635	$ 249,374	$ 249,375
Morgan Stanley	04/01/08	3.625	250,000	247,123	248,358	248,358
United Healthcare Notes	1/30/08	3.300	75,000	74,890	74,753	74,753
Washington Mutual	1/15/08	4.375	250,000	248,103	247,620	247,620
Wells Fargo & Co	8/25/08	3.120	100,000	99,158	98,286	98,286

				5,952,779	5,955,917	5,955,912

CCA INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

COL. A			COL. B	COL. C	COL. D	COL. E
Name of Issuer and Title of Each Issue	Maturity Date	Interest Rate	Number of Units-Principal Amount of Bonds and Notes	Cost of Each Issue	Market Value of Each Issue at Balance Sheet Date	Amount at Which Each Portfolio of Equity Security Issues and Each Other Security Issue Carried in Balance Sheet

GOVERNMENT OBLIGATIONS:
Federal Home Loan Bank	7/24/08	2.13%	100,000	$ 100,000	$ 100,125	$ 100,000
FHLMC	11/15/09	3.25	250,000	250,000	250,008	250,008
FHLMC	11/15/17	4.50	200,000	200,000	200,000	200,000
FNMA	12/10/07	3.00	150,000	150,000	150,000	150,000
NJ ECN DEVLP	05/19/19	3.60	150,000	150,000	150,000	150,000
NJ ECN DEVLP	09/01/27	0.00	1,015,000	1,015,000	1,015,000	1,015,000
NJ ECN DEVLP	06/01/31	0.00	425,000	425,000	425,000	425,000
NJ ST HGR ED	12/01/40	0.00	500,000	500,000	500,000	500,000
NJ TRANS TR	12/15/18	3.60	150,000	150,000	150,000	150,000
SALEM CNTY NJ POLLUTN	10/01/29	0.00	500,000	500,000	500,000	500,000
Tennessee Valley	05/01/29	6.50	4,000	106,688	97,000	97,000
Tennessee Valley	05/01/29	6.50	9,300	251,065	225,525	251,068
Tennessee Valley	05/01/29	6.50	4,700	122,820	113,975	113,975
US TREASURY BILL	12/06/07	0.00	200,000	197,861	199,950	199,950
US TREASURY BILL	01/10/08	0.00	300,000	292,704	299,063	299,064
US TREASURY BILL	01/17/08	0.00	250,000	243,911	249,068	249,068

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -    SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

COL. A			COL. B	COL. C	COL. D	COL. E

Name of Issuer and Title of Each Issue	Maturity Date	Interest Rate	Number of Units-Principal Amount of Bonds and Notes	Cost of Each Issue	Market Value of Each Issue at Balance Sheet Date	Amount at Which Each Portfolio Of Equity Security Issues and Each Other Security Issue Carried in Balance Sheet

US TREASURY BILL	02/07/08	0.000%	400,000	$ 390,495	$ 397,780	$ 397,780
US TREASURY BILL	02/28/08	0.000	300,000	293,099	297,768	297,768
US TREASURY BILL	03/06/08	0.000	150,000	146,739	148,838	148,838
US TREASURY BILL	03/13/08	0.000	200,000	195,995	198,282	198,282
US TREASURY NOTE	12/31/07	4.250	100,000	99,558	100,047	100,047

				5,780,935	5,767,429	5,792,848
EQUITY:

Preferred Stock:
General Electric Cap Corp	11/15/32	6.100	8,800	224,845	216,656	216,656
MetLife Floater	6/15/10	4.000	8,000	200,000	176,000	176,000
ABN AMRO Cap Fund	07/03/08	5.900	2,000	50,000	38,760	38,760
JP Morgan Chase Cap IX	06/15/33	5.875	2,000	50,000	41,500	41,500
Morgan Stanley Cap Tr	07/15/33	5.750	4,000	100,000	77,240	77,240
Wells Fargo Cap Tr VIII	08/01/33	5.625	8,000	200,000	163,600	163,600

				824,845	713,756	713,756

CCA INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -    SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

COL. A			COL. B	COL. C	COL. D	COL. E

Name of Issuer and Title of Each Issue	Maturity Date	Interest Rate	Number of Units-Principal Amount of Bonds and Notes	Cost of Each Issue	Market Value of Each Issue at Balance Sheet Date	Amount at Which Each Portfolio Of Equity Security Issues and Each Other Security Issue Carried in Balance Sheet

Common Stock:

DTE Energy Company			1,200	$ 51,649	$ 58,860	$ 58,860

Mutual Funds:
Dreyfus Premier Ltd High Income			16,296.314	215,274	151,989	151,989

Other Equity Investments:
Aberdeen Asia Pacific Fund			4	100,000	100,000	100,000
PIMCO Floating Rate Strategy			2,900	70,206	57,377	57,377

Totals				$12,995,688	$12,805,328	$12,805,328

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -     SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

During the years ended November 30, 2007, 2006 and 2005, available-for-sale securities were liquidated and proceeds amounting to $17,605,791, $10,636,835 and $1,946,814 were received, with resultant realized gains/(losses) totaling $60,697, $62,012, and  $0, respectively.  Cost of available-for-sale securities includes unamortized premium or discount.

NOTE 7 -     NOTES PAYABLE AND SUBORDINATED DEBENTURES

The Company has an available line of credit of $25,000,000.  Interest is calculated at the Company’s option, either on the outstanding balance at the prime rate minus 1% or Libor plus 150 basis points at the Company’s option.  The line of credit is unsecured as of November 30, 2007 and must adhere to certain financial covenants pertaining to net worth and debt coverage.  The Company was not utilizing their available credit line at November 30, 2007 and 2006.  The Company has extended the line of credit through August 31, 2008.

On August 1, 2000, the Company repurchased (pursuant to a tender offer) 278,328 shares of its outstanding common stock by issuing subordinated debentures equal to $2 per share, which accrued interest at 6% and have matured on August 1, 2005.  The interest was paid semi-annually.  The debentures and any accrued interest were paid in 2005 and fully satisfied the Company’s obligations.

NOTE 8 -     INCOME TAXES

CCA and its subsidiaries file a consolidated federal income tax return.  The Company’s 2004 returns have been examined by the Internal Revenue Service.

At November 30, 2007 and 2006, respectively, the Company has temporary differences arising from the following:

November 30, 2007___________

           Classified As

Type

	Amount	Deferred Tax	Short-Term Asset	Long-Term (Liability)

Depreciation	$ 74,244	$ 29,475	$ -	$ 29,475
Reserve for bad debts	141,607	56,218	56,218	-
Reserve for returns	452,695	179,720	179,720	-
Reserve for obsolete inventory	604,746	240,084	240,084	-
Vacation accrual	484,971	192,534	192,534	-
Section 263A costs	245,000	97,265	97,265	-

Net deferred income tax		$ 795,296	$ 765,821	$ 29,475

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -       INCOME TAXES (Continued)

November 30, 2006___________

Classified As

Type	Amount	Deferred Tax	Short-Term	Long-Term
			Asset (Liability)

Depreciation	$ 62,361	$ 24,940	$ -	$24,940
Reserve for bad debts	185,779	74,298	74,298	-
Reserve for returns	443,418	177,336	177,336	-
Reserve for obsolete inventory	777,715	311,031	311,031	-
Vacation accrual	344,031	137,588	137,588	-
Charitable contributions	1,047,761	419,030	419,030	-
Section 263A Costs	153,000	61,189	61,189	-

Net deferred income tax		$1,205,412	$1,180,472	$24,940

        Income tax expense (benefit) is made up of the following components:

                                                                                          November 30, 2007

	Federal	State & Local	Total
Current tax expense	$2,823,468	$823,347	$3,646,815
Tax credits
Deferred tax expense	317,523	92,593	410,116
	$3,140,991	$915,940	$4,056,931

November 30, 2006
	Federal	State & Local	Total
Current tax expense	$2,892,278	$849,564	$3,741,842
Tax credits	-	-	-
Deferred tax (benefit)	(331,944)	(97,504)	(429,448)
	$2,560,334	$752,060	$3,312,394

                                                                              -21-

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -       INCOME TAXES (Continued)

November 30, 2005
		State &
	Federal	Local	Total
Current tax expense	$2,563,858	$910,086	$3,473,944
Tax credits	(40,000)	(30,000)	(70,000)
Deferred tax (benefit) expense	(103,222)	21,304	81,918
	$2,420,636	$901,390	$3,322,026

Prepaid income taxes and refund due are made up of the following components:

		State &
	Federal	Local	Total

November 30, 2007	$625,350	$214,343	$839,693

November 30, 2006	$ -	$ -	$ -

November 30, 2005	$ 50,653	$114,907	$165,560

                       Income taxes payable are made up of the following components:

State &
	Federal	Local	Total

November 30, 2007	$ -	$ -	$ -

November 30, 2006	$182,404	$231,465	$413,869

November 30, 2005	$ -	$ -	$ -

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -       INCOME TAXES (Continued)

A reconciliation of income tax expense (benefit) computed at the statutory rate to income tax expense at the effective rate for each of the three years ended November 30, 2007 is as follows:

	2007		2006		2005

	Percent		Percent		Percent
		Of Pretax		Of Pretax		Of Pretax
	Amount	Income	Amount	Income	Amount	Income
Income tax expense (benefit)
at federal statutory rate	$3,262,207	34.00%	$3,031,659	34.00%	$2,416,559	34.00%
Increases (decreases) in taxes
resulting from:
State income taxes, net of federal
income tax benefit	548,512	5.72	560,712	6.29	594,911	8.40

Non-deductible expenses and
other adjustments	246,212	2.56	(279,977)	(3.14)	380,556	5.47
Utilization of tax credits	-	-	-	-	(70,000)	(1.13)

Income tax expense (benefit)
at effective rate	$4,056,931	42.28%	$3,312,394	37.15%	$3,322,026	46.74%

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

On September 27, 2007, the Company granted stock appreciation rights for 10,000 shares to its Executive Vice President of Sales.  The stock appreciation rights granted do not vest until two years after the grant date and expire five years after the grant date.  Upon exercise, the option value would be paid through the issuance of Company stock.  The Company had a charge against earnings during fiscal 2007 of $1,280, and anticipates a charge against earnings for the stock appreciation rights of 10,000 shares in fiscal 2008 and 2009 of $7,680 and $6,399 respectively.  The amounts for future years can change, as the valuation of the fair value, as required by SFAS No. 123R, involves factors such as the Company’s dividend yield, interest rates, and share price volatility, all of which are subject to change.  The Company has made its estimate of fiscal 2007, 2008 and 2009 year charges against earnings based on those factors as of November 30, 2007.

The following table illustrated the effect on net earning if the Company had not applied the fair value recognition of SFAS No. 123R to stock-based employee compensation.

Year Ended November 30,
	2007	2006

Net income	$5,537,795	$5,797,272
Add: Total stock-based employee
compensation expense determined
under fair value based method for
all awards net of related tax effects	1,280	-

Pro forma net earnings	$5,539,075	$5,797,272

                                                                                  -24-

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -       STOCK-BASED COMPENSATION (Continued)

The following summarizes stock option activity for the two years ended November 30, 2007 and 2006:

		Weighted Average
	Number of	exercise price of	Weighted Average	Intrinsic
	Shares	Outstanding Options	Remaining Life	Value

Outstanding December 1, 2005	285,500	$4.70	3.20
Granted	-	-	-	-
Exercised	(95,500)	$0.50	-	-
Forfeited	(9,000)	$7.50	-	-
Outstanding November 30, 2006	181,000	$5.88	1.83
Granted	-	-	-	-
Exercised	(55,000)	$0.50	-	-
Forfeited	-	-	-	-
Outstanding November 30, 2007	126,000	$8.00	1.35

NOTE 10 -    ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

November 30
	2007	2006
	(In Thousands)
Coop advertising	$1,214	$1,356
Accrued returns	964	1,011
Accrued bonuses	841	777
Vacation accrual	485	-
	$3,504	$3,144

All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

                                       CCA INDUSTRIES, INC. AND SUBSIDIARIES

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -    OTHER INCOME

Other income was comprised of the following:

November 30,
	2007	2006	2005

Interest income	$ 794,456	$582,149	$417,537
Dividend income	33,697	43,820	32,182
Realized gain (loss) on sale of securities	21,810	49,280	-
Royalty income	125,158	108,249	109,274
Sale of trademark	-	-	-
Miscellaneous	70,589	14,305	13,916
	$1,045,710	$797,803	$572,909

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

The Company entered into an additional lease on May 1, 2005 for warehouse space at 300-1(D), Route 17, Lodi, New Jersey for the 12 month period ending April 30, 2006.  The lease comprises 13,000 square feet for warehousing.  The year end net rental expense including CAM was $147,895. The Company has extended the lease for an additional one year period ending April 30, 2008.  The Company is not renewing the lease.

On September 26, 2007 the Company entered into an additional lease for warehouse space at 99 Murray Hill Parkway, East Rutherford, New Jersey for a term commencing November 1, 2007 and ending on May 31, 2012.  The premise comprises 16,438 square feet of space to be used for warehousing and storage.  The lease requires the Company to pay for additional expenses “Expense Rent” (Common Area Maintenance “CAM), which includes real estate taxes, common area expense, certain utility expense, repair and maintenance expense and insurance expense.  The year end net rental expense including CAM was $13,258.

                                                                              -26-

                                       CCA INDUSTRIES, INC. AND SUBSIDIARIES

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -   COMMITMENTS AND CONTINGENCIES (Continued)

Leases (Continued)

Rent expense for the years ended November 30, 2007, 2006 and 2005 was $704,050, $605,893 and $597,530, respectively.

In addition, the Company has entered into various property and equipment operating leases with expiration dates ranging through November 2011.

Future commitments under non cancelable operating lease agreements having a remaining term in excess of one year for each of the next five (5) years and in the aggregate are as follows:

Year Ending November 30,
2008	$810,831
2009	724,216
2010	664,901
2011	642,127
2012	321,063

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

The Alleghany Pharmacal License agreement provided that when, in the aggregate, $9,000,000 in royalties have been paid thereunder, the royalty rate for those products originally “charged” at 6% will be reduced to 1%.  The Company paid an aggregate of $9,000,000 in royalties to Alleghany as of April 2003.  Commencing May 1, 2004, the license royalty was reduced to 1%.

The products subject to the Alleghany Pharmacal License accounted for $9,166,219 or 15.3% of total net sales in the fiscal year ended November 30, 2007.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -     COMMITMENTS AND CONTINGENCIES (Continued)

Royalty Agreements (Continued)

In May of 1998, the Company entered into a License Agreement with Solar Sense, Inc. for the marketing of sun care products under trademark names.  The Company’s License Agreement with Solar Sense, Inc. is for the exclusive use of the trademark names “Solar Sense” and “Kids Sense”, in connection with the commercial exploitation of sun care products.  The Company is required to pay a royalty on net sales of the licensed products; with minimum per-annum royalties of $30,000. The Company paid out the minimum $30,000 for 2005, but has revised the contract omitting that minimum for the future.  The Company realized $785,792 in net sales of sun-care products in 2007.

In October of 1999, the Company entered into a License Agreement with The Nail Consultants, Ltd. for the use of an activator invented in connection with a method for applying a protective covering to fingernails.  The Company’s License Agreement with The Nail Consultants, Ltd. is for the exclusive use of the method and its composition in a new product kit packaged and marketed by CCA under its own name, “Nutra Nail Power Gel”.  The Company will pay a royalty of 5% of net sales of all licensed product sold by the Company.  Net sales for products subject to the Nail Consultants, Ltd. License were $705,643 in fiscal 2007.

On May 18, 2004, the Company entered into a license agreement with Tea-Guard, Inc. to manufacture and distribute Mega-T Green Tea chewing gum and Mega-T Green Tea mints.  The license agreement requires the Company to pay a minimum royalty in order to maintain its exclusivity for the sale of the products and to continue marketing the products so long as the minimum requirements are met and until royalties have aggregated to $10,000,000.  The Company is required to pay a royalty of net sales payable quarterly.  In fiscal 2007, the net sales were $1,131,511.

On February 26, 2004, the Company entered into an agreement with Dr. Stephen Hsu. PhD. to create green tea skin care products.  Dr. Hsu will be entitled to a commission on the net factory sales of all of the Company’s products using the green tea serum created exclusively for the Company.  The net sales for products subject to a commission under the agreement was $6,527,969 in 2007.

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -     COMMITMENTS AND CONTINGENCIES (Continued)

Royalty Agreements (Continued)

The Company is not party to any other license agreement that is currently material to its operations.

Total royalty costs by licensor for each fiscal year are as follows:

Summary
Licensor	2007	2006	2005

A	$ 39,290	$43,367	$ 45,116
B	91,662	92,630	99,166
C	18,020	11,892	23,616
D	5,692	(88)	(3,497)
E	511	3,237	6,815
F	3570	1,054	4,424
G	-	-	-
H	196,683	74,148	116,916
I	33,283	81,363	96,975
J	-	(60,402)	116,870
K	195,839	37,939	91,870
L	84,732	-	-

Employment Contracts

The Company has executed Employment Contracts with its Chief Executive Officer and its Chairman of the Board.  The contracts for both are exactly the same.  The contracts expire on December 31, 2010.  The contracts provide for a base salary which commenced in 1994 in the amount of $300,000, with a year-to-year CPI or 6% plus 2.5% of the Company’s pre-tax income less depreciation and amortization (EBITDA), plus 20% of the base salary for the fiscal year plus fringes.  The “2.5% measure” in the bonus provision of the two contracts was amended on November 3, 1998 so as to calculate it against earnings before income taxes, less depreciation, amortization and expenditures for media and cooperative advertising in excess of $8,000,000.  On May 24, 2001, the contract was amended increasing the base salary then in effect by $100,000 per annum.  Upon expiration of the employment contracts, the agreement provides that the executives will serve as consultants to the Company for an additional five years.  For the consulting services provided, the executives will be paid fifty percent (50%) of their annual base salary plus bonus.  The Employment Contracts also provide that upon the death of the Chief Executive Officer and its Chairman of the Board within the employment and consulting period, the Company is obligated for two successive years to pay their respective estate an amount equal to their total compensation at that time.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -      COMMITMENTS AND CONTINGENCIES (Continued)

Employment Contracts (Continued)

David Edell’s sons, Dunnan Edell and Drew Edell have five year employment contracts in the amounts of $270,000 and $200,000 respectively, which expire on November 2007.  On February 10, 2006, the Board of Directors extended the contracts for Dunnan Edell and Drew Edell to December 31, 2010.   Dunnan Edell is a director and President of the Company.  Drew Edell is the Vice President of Product Development and Production.  On July 1, 2003, Dunnan Edell’s salary was increased to $300,000, and on January 5, 2004 Drew Edell’s salary  was increased to $225,000 and in 2005, it was increased to $250,000.  On May 17, 2007 the Board of Directors amended the contracts for Dunnan Edell and Drew Edell, extending the contracts to November 30, 2012, and increasing the base salary to $350,000 and $275,000 respectively.

Collective Bargaining Agreement

On December 1, 2004, the Company signed a new collective bargaining agreement with Local 734, L.I.U. of N.A., AFL-CIO with similar provisions of the one that expired on November 30, 2004.  Other than standard wage, holiday, vacation and sick day provisions, the agreement calls for CCA to provide certain medical and dental benefits and to contribute to the Local 734 Educational Fund $.01 per hour for each hour the employees are paid.  The new collective bargaining agreement is in effect through January 1, 2008.  This agreement pertains to 29% of the CCA labor force.  During 2007, Local 734 was taken over by Local 108 of Laborer’s International Union, which had no impact on the Company.  On December 12, 2007, the Company and Local 108 agreed to extend the collective bargaining agreement that had been in effect until January 31, 2008.  On January 31, 2008, the Company and Local 108 agreed to further extend the collective bargaining agreement until February 29, 2008.  The Company is in discussions with Local 108 to further extend the collective bargaining agreement until March 31, 2008.  If the new collective bargaining agreement is not signed by that date, the Company does not believe that there will be any material effect on the Company’s financial position or results of operations.

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

On December 28, 2006, the Board of Directors declared a $0.07 per share dividend for the first quarter ended February 28, 2007.  The dividend was payable to all shareholders of record as of February 1, 2007 and payable on March 1, 2007.  On April 12, 2007, the Board of Directors declared a $0.07 per share dividend for the second quarter ended May 31, 2007.  The dividend was payable to all shareholders of record as of May 1, 2007 and payable on June 1, 2007.  On June 22, 2007, the Board of Directors declared a $0.07 per share dividend for the third quarter ended August 31, 2007.  The dividend was payable to all shareholders of record as of August 1, 2007 and payable on September 1, 2007.  On September 26, 2007, the Board of Directors declared a $0.09 dividend for the fourth quarter ended November 30, 2007.  The dividend was payable to all shareholders of record as of November 1, 2007 and payable on December 1, 2007.

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

During the years ended November 30, 2007, 2006 and 2005, certain customers each accounted for more than 5% of the Company's net sales, as follows:

Customer	2007	2006	2005

Walmart	40%	36%	34%
Walgreen	8%	12%	10%
Rite Aid	8%	*	*
CVS	6%	6%	7%
McLanes	5%	6%	13%

Foreign Sales	3%	2%	2%

* under 5%

The loss of any one of these customers could have a material adverse affect on the Company’s earnings and financial position.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -      CONCENTRATION OF RISK (Continued)

During the years November 30, 2007, 2006 and 2005, certain products within the Company’s product lines accounted for more than 10% of the Company’s net sales as follows:

Category	2007	2006	2005

Dietary Supplement	31%	31%	26%
Skin Care	29%	30%	37%
Oral Care	25%	24%	24%
Nail Care	11%	9%	8%

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

NOTE 15 -      OTHER EVENTS

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

NOTE 16 -      SUBSEQUENT EVENT

On December 5, 2007, the Board of Directors declared a $0.10 per share dividend to all shareholders of record as of February 1, 2008 and payable on March 1, 2008.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 -      EARNINGS PER SHARE

Basic earnings per share is calculated using the average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock method”.

Year Ended November 30,
	2007	2006	2005
Net income available for common
shareholders, basic and diluted	$5,537,795	$5,604,251	$3,785,502

Weighted average common stock
outstanding- Basic	7,029,611	7,034,276	7,145,297

Net effect of dilutive stock options	29,278	99,056	172,697

Weighted average common stock and
common stock equivalents - Diluted	7,058,889	7,133,332	7,317,994

Basic earnings per share	$.79	$.80	$.53
Diluted earnings per share	$.78	$.79	$.52

                                                                                                            -34-

SCHEDULE II

CCA INDUSTRIES, INC. AND SUBSIDIARIES

VALUATION ACCOUNTS

YEARS ENDED NOVEMBER 30, 2007, 2006 AND 2005

COL. A	COL. B	COL. C	COL. D	COL. E
		Additions
	Balance at	Charged To		Balance
	Beginning	Costs and		At End
	Of Year	Expenses	Deductions	Of Year
Description
Year Ended November 30, 2007:
Allowance for doubtful accounts	$ 185,779	($ 42,544)	($ 1,628)	$ 141,607
Reserve for returns and allowances	840,418	6,039,823	(6,147,545)	732,696

	$1,026,197	$5,997,279	($6,149,173)	$ 874,303

Reserve of inventory obsolescence	$ 777,715	$ 62,827	($ 235,796)	$ 604,746

Year Ended November 30, 2006:
Allowance for doubtful accounts	$ 260,366	($ 73,657)	($ 930)	$ 185,779

Reserve for returns and allowances	678,348	4,520,660	(4,358,590)	840,418

	$ 938,714	$4,447,003	($ 4,359,520)	$1,026,197

Reserve of inventory obsolescence	$ 854,764	$ 625,743	($ 702,792)	$ 777,715

Year Ended November 30, 2005:
Allowance for doubtful accounts	$ 111,078	$ 206,736	($ 57,448)	$ 260,366

Reserve for returns and allowances	406,556	6,240,837	(5,969,045)	678,348

	$ 517,634	$6,447,573	($6,026,493)	$ 938,714

Reserve for inventory obsolescence	$ 871,488	$ 265,032	$ (281,756)	$ 854,764