Form 10-Q
period 2008-02-29
CCA INDUSTRIES INC
filed 2008-04-14
CIK 721447

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended February 29, 2008
Commission File Number 1-31643
CCA INDUSTRIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2795439

(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

200 Murray Hill Parkway
East Rutherford, NJ	07073

(Address of principal executive offices)	(Zip Code)
(201) 330-1400
Registrant’s telephone number, including area code
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Common Stock, $.01 Par Value – 6,086,740 shares as of February 29, 2008
Class A Common Stock, $.01 Par Value – 967,702 shares as of February 29, 2008

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	February 29,	November 30,
	2008	2007
	(Unaudited)

Current Assets
Cash and cash equivalents	$11,793,008	$6,743,960
Short-term investments and marketable securities	3,468,769	8,003,824
Accounts receivable, net of allowances of $934,317 and $1,026,197, respectively	10,819,594	9,119,179
Inventories	8,704,141	7,857,322
Prepaid expenses and sundry receivables	709,988	630,893
Deferred income taxes	952,047	839,693
Prepaid income taxes and refunds due	657,083	765,821

Total Current Assets	37,104,630	33,960,692

Property and Equipment, net of accumulated depreciation and amortization	538,280	562,528

Intangible Assets, net of accumulated Amortization	482,711	484,377

Other Assets
Marketable securities	3,733,080	4,801,504
Deferred taxes	29,475	29,475
Other	65,300	65,300

Total Other Assets	3,827,855	4,896,279

Total Assets	$41,953,476	$39,903,876

See Notes Consolidated to Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY

	February 29,	November 30,
	2008	2007
	(Unaudited)

Current Liabilities
Accounts payable and accrued liabilities	$10,686,499	$8,354,458
Capitalized lease obligation – current portion	50,423	49,318
Dividends payable	705,444	634,900

Total Current Liabilities	11,442,366	9,038,676

Capitalized lease obligations-long term	101,855	114,882

Total Liabilities	11,544,221	9,153,558

Shareholders’ Equity
Preferred stock, $1.00 par; authorized 20,000,000 shares; none issued	—	—
Common stock, $.01 par; authorized 15,000,000 shares; 6,086,740 shares issued	60,867	60,867
Class A common stock, $.01 par; authorized 5,000,000 shares; 967,702 shares issued	9,677	9,677
Additional paid-in capital	2,329,049	2,329,049
Retained earnings	28,179,325	28,541,086
Unrealized (losses) on marketable securities	(169,663)	(190,361)

Total Shareholders’ Equity	30,409,255	30,750,318

Total Liabilities and Shareholders’ Equity	$41,953,476	$39,903,876

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	February 29,	February 28,
	2008	2007

Revenues
Sales of health and beauty aid products – Net	$13,639,145	$13,727,279
Other income	231,895	248,106

	13,871,040	13,975,385

Costs and Expenses
Costs of sales	4,893,262	4,905,272
Selling, general and administrative Expenses	5,682,551	4,840,527
Advertising, cooperative and promotions	2,531,150	2,905,876
Research and development	150,084	144,148
Provision for doubtful accounts	82,180	49,630
Interest expense	4,346	4,158

	13,343,573	12,849,611

Transaction Expenses	—	312,610

Total Cost and Expenses	13,343,573	13,162,221

Income before Provision for Income Taxes	527,467	813,164

Provision for Income Taxes	183,784	340,411

Net Income	$343,683	$472,753

Earnings per Share:
Basic	$0.05	$0.07

Diluted	$0.05	$0.07

Number of Common Shares:
Weighted average outstanding – Basic	7,054,442	7,002,353

Weighted average and potential dilutive outstanding	7,073,556	7,094,153

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	February 29,	February 28,
	2008	2007

Net Income	$343,683	$472,753

Other Comprehensive Income
Unrealized holding (losses) gains on investments	20,698	6,412

Comprehensive Income	$364,381	$479,165

Comprehensive Income Per Common Share:
Basic	$0.05	$0.07

Diluted	$0.05	$0.07

Number of Common Shares:
Weighted average outstanding – Basic	7,054,442	7,002,353

Weighted average and potential dilutive outstanding	7,073,556	7,094,153

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	February 29,	February 28,
	2008	2007
Cash Flows from Operating Activities:
Net income	$343,683	$472,753
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	58,412	67,318
(Increase) in deferred income taxes	(112,355)	(49,079)
(Gain) on sale of securities	(50,823)	(8,369)
(Increase) in accounts receivable	(1,700,414)	(3,047,512)
(Increase) in inventory	(846,819)	(805,307)
(Increase) decrease in prepaid expenses and miscellaneous receivables	(79,095)	106,588
Decrease (increase) in prepaid income taxes and refunds due	108,740	(187,648)
Increase in accounts payable and accrued liabilities	2,332,042	1,011,926
(Decrease) in income taxes payable	—	(413,869)

Net Cash Provided by (Used in) Operating Activities	53,371	(2,853,199)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(32,498)	(161,367)
Acquisition of intangible assets	—	(522)
Purchase of marketable securities	—	(3,294,330)
Proceeds from sale and maturity of Investments	5,674,999	3,337,380

Net Cash Provided by (Used in) Investing Activities	5,642,501	(118,839)

Cash Flows from Financing Activities:
Increase in capital lease obligation	—	73,993
Payments of capital lease obligation	(11,924)	(7,063)
Dividends paid	(634,900)	(981,940)

Net Cash (Used in) Financing Activities	(646,824)	(915,010)

Net Increase (decrease) in Cash	5,049,048	(3,887,048)

Cash and Cash Equivalents at Beginning of Period	6,743,960	4,385,340

Cash and Cash Equivalents at End of Period	$11,793,008	$498,292

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$4,346	$2,825
Income taxes	187,400	991,700

Schedule of Non Cash Financing Activities:
Dividends declared and accrued	705,444	—
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ended November 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2007. The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.
NOTE 2 — ORGANIZATION AND DESCRIPTION OF BUSINESS
CCA Industries, Inc. (“CCA”) was incorporated in the State of Delaware on March 25, 1983.
CCA manufactures and distributes health and beauty aid products.
CCA has several wholly-owned subsidiaries, CCA Cosmetics, Inc., CCA Labs, Inc., Berdell, Inc., Nutra Care Corporation and CCA Online Industries, Inc., all of which are currently inactive. CCA has an active wholly-owned subsidiary, CCA IND., S.A. DE C.V., a Variable Capital Corporation organized pursuant to the laws of Mexico.
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation:
The consolidated financial statements include the accounts of CCA and its wholly-owned subsidiaries (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Short-Term Investments and Marketable Securities:
Short-term investments and marketable securities consist of corporate and government bonds and equity securities. The Company has classified its investments as Available-for-Sale securities. Accordingly, such investments are reported at fair market value, with the resultant unrealized gains and losses reported as a separate component of shareholders’ equity, and on the Statement of Comprehensive Income.
Statements of Cash Flows Disclosure:
For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of less than three months to be cash equivalents.
For the three months ended February 29, 2008, dividends declared were $705,444 and dividends paid were in the amount of $634,900.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Accounts Receivable:
Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowances for coop advertising and reserves for returns which are anticipated to be taken as credits against the balances as of February 29, 2008. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.
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
(UNAUDITED)
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Earnings Per Common Share:
The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earning Per Share” in 1998. Basic earning per share is calculated using the average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding common stock equivalents using the “treasury stock method” and convertible debentures using the
“if-converted” method. Common stock equivalents consist of stock options.
Reclassifications
Certain prior years amounts have been reclassified to conform with the current years presentation.
Revenue Recognition:
The Company recognizes sales upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Although no legal right of return exists between the customer and the Company, it is an industry-wide practice to accept returns from customers. The Company, therefore, records a reserve for returns equal to its gross profit on its historical percentage of returns on its last five months sales. Those returns which are anticipated to be taken as credits against the balances as of February 29, 2008 are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Sales Incentives:
In accordance with EITF 00-14, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to “advertising and promotional” expense. Had EITF 00-14 not been adopted, net sales for the three months ended February 29, 2008 and February 28, 2007 would have been $14,940,085 and $14,725,175, respectively.
Advertising Costs:
The Company’s policy for fiscal financial reporting is to charge advertising cost to operations as incurred.
Shipping and Handling Costs:
The Company’s policy for fiscal financial reporting is to charge shipping costs as part of selling, general and administrative expense as incurred. Freight costs included were $663,939 and $581,150 for the three months ended February 29, 2008 and February 28, 2007, respectively.
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
Recent Accounting Pronouncements:
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109”. FIN No. No. 48 established a recognition threshold and measurement for income tax positions recognizes in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”. FIN No. 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN No. 48 on December 1, 2007. The adoption of FIN No. 48 did not have a material impact on the Company’s financial position or results of operation.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years. Accordingly, the Company adopted SFAS No. 157 on December 1, 2007. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or results of operation.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (Continued)
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Statements Nos. 87, 88,106 and 132R. SFAS No. 158, requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position , measure a plan’s assets and obligations as of the end of the employer’s fiscal year-end and recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2007. Since the Company does not have a defined benefit pension or post retirement plan, the adoption will not have an impact on the Company’s financial statements.
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
In November 2007, the SEC issued Staff Accounting Bulletin No. 109 (“SAB 109”) which provides interpretive guidance regarding written derivative loan commitments that are accounted for at fair value through earnings. SAB 109 is effective for fiscal quarters beginning after December 15, 2007, and accordingly was adopted by the Company on December 1, 2007. The adoption of this statement will have no material impact on the Company’s financial position or results of operation.
In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”) which provides interpretive guidance regarding the use of a “simplified” method in estimating the expected term of “plain vanilla” share options in accordance with FASB No. 123. SAB 110 is effective as of January 1, 2007, and accordingly was adopted by the Company on that date. The adoption of this statement had no material impact on the Company’s financial position or results of operation.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 4 — INVENTORIES
The components of inventory consist of the following:

	February 29,	November 30,
	2008	2007

Raw materials	$5,483,609	$4,717,225
Finished goods	3,220,532	3,140,097

	$8,704,141	$7,857,322

At February 29, 2008 and November 30, 2007 the Company had a reserve for obsolescence of $537,049 and $604,746, respectively.
NOTE 5 — PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	February 29,	November 30,
	2008	2007

Machinery and equipment	$130,346	$130,346
Furniture and equipment	803,962	795,714
Transportation equipment	10,918	10,918
Tools, dies, and masters	403,421	379,171
Capitalized lease obligations	242,254	242,254
Leasehold improvements	281,582	281,582

	1,872,483	1,839,985
Less: Accumulated depreciation and amortization	1,334,203	1,277,457

Property and Equipment — Net	$538,280	$562,528

Depreciation expense for the three months ended February 29, 2008 and February 28, 2007 amounted to $56,746 and $65,495, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 6 — INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for ten product lines

	February 29,	November 30,
	2008	2007

Patents and trademarks	$636,608	$636,608
Less: Accumulated amortization	153,897	152,231

Intangible Assets — Net	$482,711	$484,377

Patents are amortized on a straight-line basis over their legal life of 17 years and trademarks are adjusted to realizable value for each quarterly reporting period. Amortization expense for the three months ended February 29, 2008 and February 28, 2007 amounted to $1,665 and $1,823, respectively. Estimated amortization expense for November 30, 2008, 2009, 2010, 2011 and 2012 will be $6,661, $6,661, $6,661, $6,396 and $6,134 respectively.
NOTE 7 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at February 29, 2008 and November 30, 2007 were as follows:

	February 29, 2008		November 30, 2007
	COST	MARKET	COST	MARKET
Current
Corporate obligations	$2,796,229	$2,827,133	$5,552,779	$5,555,917
Government obligations (including mortgage backed securities)	342,734	349,867	2,335,358	2,140,921
Preferred stock	50,000	43,740	50,000	38,760
Common stock	51,649	47,773	51,649	58,860
Mutual funds	215,274	148,960	215,274	151,989
Other equity investments	70,206	51,296	70,206	57,377

Total Current	3,526,092	3,468,769	8,275,266	8,003,824

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 7 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

	COST	MARKET	COST	MARKET

Non-Current:
Corporate obligations	400,000	400,000	400,000	400,000
Government obligations	2,212,820	2,206,842	3,445,577	3,626,508
Preferred stock	1,132,600	1,026,238	774,845	674,996
Other equity investments	100,000	100,000	100,000	100,000

Total Non-Current	3,845,420	3,733,080	4,720,422	4,801,504

Total	$7,371,512	$7,201,849	$12,995,688	$12,805,328

NOTE 8 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

	February 29,	November 30,
	2008	2007
	(In Thousands)	(In Thousands)

a) Media Advertising	$2,548	$ *
b) Coop Advertising	1,383	1,214
c) Accrued Returns	1,040	964
d) Accrued Bonuses	*	841
e) Vacation Accrual	*	485

	$4,971	$3,504

*	under 5%
All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 9 — OTHER INCOME
Other income consists of the following:

	February 29,	February 28,
	2008	2007

Interest and dividend income	$204,203	$196,293
Royalty income	27,043	34,128
Realized gain on sale of bonds	—	17,635
Miscellaneous	649	50

	$231,895	$248,106

NOTE 10 — NOTES PAYABLE
The Company has an available line of credit of $25,000,000. Interest is calculated at the Company’s option, either on the outstanding balance at the prime rate minus 1% or Libor plus 150 basis points at the Company’s option. The line of credit is unsecured as of February 29, 2008 and must adhere to certain financial covenants pertaining to net worth and debt coverage. The Company was not utilizing their available credit line at February 29, 2008 and November 30, 2007. The Company has extended the line of credit through August 31, 2008.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Litigation
All of the Company’s litigation other than in the ordinary course of business has been dismissed. Refer to Form 8-K, filed on May 8, 2007 with the United States Securities and Exchange Commission for further information.
Dividends and Capital Transactions
On December 5, 2007, the board of directors declared a $0.10 per share dividend for the first quarter ending February 29, 2008. The dividend is payable to all shareholders of record as of February 1, 2008, and payable on March 1, 2008.
On February 25, 2008, the board of directors declared a $0.11 per share dividend for the second quarter ending May 31, 2008. The dividend is payable to all shareholders of record as of May 1, 2008, and payable on June 1, 2008.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 11 — COMMITMENTS AND CONTINGENCIES (CONTINUED)
Collective Bargaining Agreement
On December 1, 2004, the Company signed a new collective bargaining agreement with Local 734, L.I.U. of N.A., AFL-CIO with similar provisions of the one that expired on November 30, 2004. Other than standard wage, holiday, vacation and sick day provisions, the agreement calls for CCA to provide certain medical and dental benefits and to contribute to the Local 734 Educational Fund $.01 per hour for each hour the employees are paid. The new collective bargaining agreement is in effect through January 1, 2008. This agreement pertains to 29% of the CCA labor force. During 2007, Local 734 was taken over by Local 108 of Laborer’s International Union, which had no impact on the Company. On December 12, 2007, the Company and Local 108 agreed to extend the collective bargaining agreement that had been in effect until January 31, 2008. On January 31, 2008, the Company and Local 108 agreed to further extend the collective bargaining agreement until February 29, 2008. On February 28, 2008 the collective bargaining agreement was further extended until March 31, 2008. The Company is presently working to formalize a definitive agreement.
NOTE 12 — 401(K) PLAN
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
NOTE 13 — TRANSACTION EXPENSES
On November 1, 2006 the Company entered into a letter of intent with Dubilier and Company relating to a proposed acquisition of the Company by Dubilier. A copy of the letter of intent was included as an exhibit to the Company’s 8K filed Report with the Securities and Exchange Commission on November 2, 2006. On April 2, 2007, the Company received an opinion from an investment banking company that from a financial point of view, the proposed transaction is fair to all shareholders. On April 10, 2007 the Company was advised by Dubilier that it was unable to obtain its financing, despite the fact that the Company had met all of its financial requirements of earnings before income tax, depreciation, and amortization, as well as net working capital. The board of directors terminated all negotiations with Dubilier. For the quarter ended February 28, 2007, costs asssociated with the proposed acquisition amounted to $312,610 and are included in transaction expenses in the statement of income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED)
Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. These statements involve known and unknown risks and uncertainties that may cause actual results or outcomes to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements, and statements which explicitly describe such issues. Investors are urged to consider any statement labeled with the terms “believes,” “expects,” “intends’” or “anticipates” to be uncertain and forward-looking.
For the three-month period ended February 29, 2008, the Company had revenues of $13,871,040 and net income of $343,683 after provision for taxes of $183,784. For the same quarter in 2007, revenues were $13,975,385 and net income was $ 472,753 after a provision for taxes of $340,411. Earnings per share were $.05 (diluted) for the first quarter 2008 as compared to earnings of $.07 (diluted) for the first quarter 2007. In accordance with EITF 00-14, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the first quarter of 2008 were reduced by $1,300,939 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. In the same period of the prior year, gross sales were reduced by $997,896 and trade promotion was credited by that amount. These accounting adjustments under EIFT 00-14 do not affect net income.
The Company’s net sales decreased slightly from $13,727,279 for the three-month period ended February 28, 2007 to $13,639,145 for the three-month period ended February 29, 2008 primarily due to increased sales incentives for the first quarter of 2008. Sales incentives for the first quarter of 2008 increased $303,043 from the first quarter of 2007. Had EITF 00-14 not been adopted, net sales for the three months ended February 29, 2008 would have been $14,940,085 versus $14,725,175 for the three months ended February 28, 2007. Gross sales were lower in the first quarter of 2008 versus the same period in 2007 as the Company conducted an annual review of its products, eliminating those that were not performing to expectation, to be replaced with new items in the second quarter of 2008. Sales returns and allowances were 15.6% of gross sales for the three-month period ended February 29, 2008 versus 15.8% for the same period last year. Sales returns were lower, with $866,495 or 5.4% of gross sales for the first quarter of 2008, versus $1,076,782 or 6.6% for the first quarter of 2007. Gross profit margins decreased slightly to 64.1% from 64.3% for the three months ended February 29, 2008 and February 28, 2007 respectively. The decrease was primarily due to the effects of the product mix with an increase in diet promotional items during the first quarter of 2008 that had a lower gross margin.
The Company’s gross sales net of returns by category were: Skin Care $4,653,096, 31.2%; Oral Care $4,053,178, 27.1%; Dietary Supplement $4,013,193, 26.9%; Nail Care $2,034,053, 13.6%; Fragrance $188,271, 1.2%; and Miscellaneous $(1,705) -0.0%; for a total of $14,940,085. The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases. Income before taxes is $527,467 as compared to $813,164 for the same quarter in 2007. Returns and accounts receivable reserves accounted for $1,069,415 that was expensed against earnings for this quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
Advertising media expenditures were $374,726 lower in the first quarter of 2008 versus the same period in 2007. The reduction in advertising expense was due to the Company working to adjust its business model by decreasing the amount of its media advertising and focusing more on co-operative advertising with its retail partners. A major portion of the Company’s co-operative advertising is reclassified as a reduction of net sales.
The selling, general and administrative expenses for the first quarter of 2008 increased $842,024 to $5,682,551 from $4,840,527 in the first quarter 2006. The increase was primarily due to $227,870 of increased charitable donations of inventory, increased shipping costs of $82,789, increased selling expenses of $120,454, increased computer costs of $62,447, increased legal and accounting expense of $82,093 and increased personnel costs. In addition, the Company had rent expense for the Company’s new additional warehouse facility at 99 Murray Hill Parkway, East Rutherford, while still paying rent at its Lodi facility. The lease at the Lodi facility will end on April 30, 2008. Earnings were impacted during the first quarter of 2007 by transaction expenses related to the proposed acquisition of the Company by Dubilier as disclosed in Note 13. Transaction expenses incurred during the three month period ended February 28, 2007 were $312,610.
The effective tax rate for the first quarter of 2008 was 34.8% versus 41.9% for the first quarter of 2007. The decreased tax rate was due to the charitable donations of the Company’s inventory which resulted in a tax deduction of $78,944 and an increase to deferred tax assets for charitable contributions of $172,187. Due to decreases in the inventory obsolescence reserve the overall short term deferred tax asset increased $112,354 from November 30, 2007.
The Company’s financial position as of February 29, 2008 consisted of current assets of $37,104,630 and current liabilities of $11,442,366, or a current ratio of 3.2 to 1. Shareholders’ equity decreased from $30,750,318 as of November 30, 2007 to $30,409,255 as of February 29, 2008. The decrease was due to dividends declared of $705,444 during the first quarter of 2008, while net income increased $343,683 and unrealized income increased $20,698.
The Company’s cash and cash equivalents were $11,793,008 as of February 29, 2008, an increase of $5,049,048 from November 30, 2007. The increase was mainly due to marketable securities maturing, the proceeds of which were placed in money market accounts which are accounted for as cash and cash equivalents. The Company’s cash and cash equivalents together with both short and long term marketable securities, net of current liabilities were $7,552,491 as of February 29, 2008 versus $6,899,758 as of February 28, 2007, or an increase of $853,386.
Accounts receivable, net of reserves, were $10,819,594 as compared to $9,119,179 as of February 29, 2008 and November 30, 2007, respectively. Inventories, net of reserves, were $8,704,141 as of February 29, 2008 as compared to $7,857,322 as of November 30, 2007. Inventory is higher to satisfy sales requirements for the second quarter of 2008. Accounts payable and accrued expenses increased to $10,686,499 as of February 29, 2008 from $8,354,458 as of November 30, 2007. The Company was not utilizing any of the funds available under its $25,000,000 unsecured credit line as of February 29, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company’s financial statements record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value). The investments are, categorically listed, in “Common Stock”, “Mutual Funds”, “Other Equity”, “Preferred Stock”, “Government Obligations” and “Corporate Obligations.” Only $199,069 of the Company’s $7,201,849 portfolio of investments (approximate, as at February 29, 2008) is invested in the “Common Stock” and “Other Equity” categories. Approximately $1,069,978 in that category are Preferred Stock holdings. The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions; therefore, the Company does not believe that its investment-market risk is material.
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

CCA INDUSTRIES, INC.
PART II OTHER INFORMATION
Item 1. Legal Proceedings:
See Part I — Note 11 of the Financial Statements regarding litigation.
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
In respect to the election of directors, the Class A Common Stock shareholders have the right to elect four directors and the Common Stock shareholders have the right to elect three. (In consequence, no proposal to alter or change the right of Class A Common Stock shareholders to elect a majority of directors could be effectively voted unless a separate majority of Class A Common Stock shares were voted therefor).
Item 6. Exhibits and Reports on Form 8-K:
(a) Exhibits
The following reports were filed with the Securities and Exchange Commission during the three months ended February 29, 2008:
(1) Form 10-K, filed on February 28, 2008 for the fiscal year ended November 30, 2007
(11) Computation of Earnings Per Share*
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
Date: April 14, 2008

CCA INDUSTRIES, INC.

By:	/s/ DAVID EDELL David Edell, Chief Executive Officer

By:	/s/ IRA W. BERMAN
Ira W. Berman, Chairman of the Board

EXHIBIT INDEX
(11) Computation of Earnings Per Share*
(31.1) Certification of Chief Executive Officer pursuant to Rule 13a-14(a)*
(31.2) Certification of Chief Financial Officer pursuant to Rule 13a-14(a)*
(32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350*
(32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350*

*	Filed herewith.