Form 10-Q
period 2008-05-31
CCA INDUSTRIES INC
filed 2008-07-10
CIK 721447

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended May 31, 2008
Commission File Number 1-31643
CCA INDUSTRIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2795439

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

200 Murray Hill Parkway
East Rutherford, NJ	07073

(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company filer (as defined in rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Common Stock, $.01 Par Value — 6,086,740 shares as of May 31, 2008
Class A Common Stock, $.01 Par Value — 967,702 shares as of May 31, 2008

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	May 31,	November 30,
	2008	2007
	(Unaudited)

Current Assets
Cash and cash equivalents	$3,419,861	$6,743,960
Short-term investments and marketable securities	9,923,738	8,003,824
Accounts receivable, net of allowances of $1,051,978 and $1,026,197, respectively	11,173,564	9,119,179
Inventories	8,547,771	7,857,322
Prepaid expenses and sundry receivables	646,798	630,893
Prepaid income taxes and refunds due	1,155,422	839,693
Deferred income taxes	918,246	765,821

Total Current Assets	35,785,400	33,960,692

Property and Equipment, net of accumulated depreciation and amortization	657,225	562,528

Intangible Assets, net of accumulated amortization	481,046	484,377

Other Assets
Marketable securities	4,755,615	4,801,504
Deferred taxes	29,623	29,475
Other	65,300	65,300

Total Other Assets	4,850,538	4,896,279

Total Assets	$41,774,209	$39,903,876

See Notes Consolidated to Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY

	May 31,	November 30,
	2008	2007
	(Unaudited)

Current Liabilities
Accounts payable and accrued liabilities	$10,401,493	$8,354,458
Capitalized lease obligation — current portion	54,922	49,318
Dividends payable	775,989	634,900

Total Current Liabilities	11,232,404	9,038,676

Capitalized lease obligations-long term	105,578	114,882

Total Liabilities	11,337,982	9,153,558

Shareholders’ Equity
Preferred stock, $1.00 par; authorized 20,000,000 shares; none issued	—	—
Common stock, $.01 par; authorized 15,000,000 shares; 6,086,740 shares issued and outstanding	60,867	60,867
Class A common stock, $.01 par; authorized 5,000,000 shares; 967,702 shares issued and outstanding	9,677	9,677
Additional paid-in capital	2,329,049	2,329,049
Retained earnings	28,194,028	28,541,086
Unrealized (losses) on marketable securities	(157,394)	(190,361)

Total Shareholders’ Equity	30,436,227	30,750,318

Total Liabilities and Shareholders’ Equity	$41,774,209	$39,903,876

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2008	2007	2008	2007
Revenues
Sales of health and beauty aid products — Net	$17,258,060	$18,227,413	$30,897,205	$31,806,885
Other income	131,925	230,149	363,820	478,255

Total Revenues	17,389,985	18,457,562	31,261,025	32,285,140

Costs and Expenses
Costs of sales	6,335,298	6,662,077	11,228,560	11,746,181
Selling, general and administrative expenses	5,785,682	5,222,906	11,266,843	9,728,305
Advertising, cooperative and promotions	3,678,702	3,754,457	6,411,241	6,668,825
Research and development	141,175	139,933	291,259	284,081
Provision for doubtful accounts	(32,085)	(70,613)	50,095	(20,983)
Interest expense	3,283	15,715	7,629	19,873

	15,912,055	15,724,475	29,255,627	28,426,282

Transaction Costs	—	405,238	—	717,850

Total Costs and Expenses	15,912,055	16,129,713	29,255,627	29,144,132

Income before Provision for Income Taxes	1,477,930	2,327,849	2,005,398	3,141,008

Provision for Income Taxes	687,238	1,034,928	871,023	1,375,339

Net Income	$790,692	$1,292,921	$1,134,375	$1,765,669

Earnings per Share:
Basic	$0.11	$0.18	$0.16	$0.25

Diluted	$0.11	$0.18	$0.16	$0.25

Number of Common Shares:
Weighted average shares outstanding — Basic	7,054,442	7,006,882	7,054,442	7,004,643

Weighted average and potential dilutive outstanding	7,068,085	7,086,793	7,070,874	7,090,574

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2008	2007	2008	2007

Net Income	$790,692	$1,292,921	$1,134,375	$1,765,669

Other Comprehensive Income
Unrealized holding gains (losses) on investments	12,269	(6,678)	32,967	(266)

Comprehensive Income	$802,961	$1,286,243	$1,167,342	$1,765,403

Earnings Per Share:
Basic	$0.11	$0.18	$0.17	$0.25

Diluted	$0.11	$0.18	$0.17	$0.25

Number of Common Shares:
Weighted average shares outstanding — Basic	7,054,442	7,006,882	7,054,442	7,004,643

Weighted average and potential dilutive outstanding	7,068,085	7,086,793	7,070,874	7,090,574

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	May 31,	May 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$1,134,375	$1,765,669
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	118,871	138,467
Loss on write off of fixed assets	—	3,298
(Gain) on sale of securities	(45,608)	(18,663)
(Increase) in deferred income taxes	(152,573)	(36,016)
(Increase) in accounts receivable	(2,054,385)	(3,274,194)
(Increase) decrease in inventory	(690,449)	(373,414)
(Increase) decrease in prepaid expenses and miscellaneous receivables	(15,905)	176,570
(Increase) in prepaid income taxes and refunds due	(315,729)	(515,699)
Increase in accounts payable and accrued liabilities	2,047,035	1,992,086
(Decrease) in income taxes payable	(—)	(413,869)

Net Cash Provided by (Used in) Operating Activities	25,632	(555,765)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(189,424)	(195,013)
Acquisition of intangible assets	—	(522)
Purchase of marketable securities	(11,085,450)	(6,976,745)
Proceeds from sale and maturity of investments	9,290,000	7,045,220

Net Cash (Used in) Investing Activities	(1,984,874)	(127,060)

Cash Flows from Financing Activities:
Increase in capital lease obligation	—	71,388
Payments in capital lease obligation	(24,513)	(15,278)
Dividends paid	(1,340,344)	(981,135)

Net Cash (Used in) Financing Activities	(1,364,857)	(925,025)

Net (Decrease) in Cash	(3,324,099)	(1,607,850)

Cash and Cash Equivalents at Beginning of Period	6,743,960	4,385,340

Cash and Cash Equivalents at End of Period	$3,419,861	$2,777,490

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$7,629	$19,873
Income taxes	1,339,325	2,326,200

Schedule of Non Cash Financing Activities:
Acquisition of assets through capital leases	$20,814	$38,785
Dividends declared and accrued	1,481,433	980,330
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ended November 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2007. The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.
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
For the six months ended May 31, 2008, dividends declared were $1,481,433 and dividends paid were in the amount of $1,340,344.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Accounts Receivable:
Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowances for coop advertising and reserves for returns which are anticipated to be taken as credits against the balances as of May 31, 2008. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.
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
Depreciation and amortization are provided on the straight-line method over the following estimated useful lives or lease terms of the assets:

Machinery and equipment	5–7 Years
Furniture and fixtures	3–10 Years
Tools, dies and masters	3 Years
Transportation equipment	5 Years
Leasehold improvements	Remaining life of the lease (approximately four years)

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
Web Site Costs:
Certain costs incurred in creating the graphics and content of the Company’s web site has been capitalized in accordance with the Financial Accounting Standards Emerging Issue Task Force (“EITF”) No. 0-02, “Accounting for Web Site Development Costs”. The Company has determined that these costs will be amortized over a two year period. Web site design and conceptual costs are expensed as incurred.
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
Reclassifications:
Certain prior years amounts have been reclassified to conform with the current years presentation.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue Recognition:
The Company recognizes sales upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Although no legal right of return exists between the customer and the Company, it is an industry-wide practice to accept returns from customers. The Company, therefore, records a reserve for returns equal to its gross profit on its historical percentage of returns on its last five months sales. Those returns which are anticipated to be taken as credits against the balances as of May 31, 2008 are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities.
Sales Incentives:
In accordance with EITF 01-9, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to “advertising and promotional” expense. Had EITF 01-9 not been adopted, net sales for the three months ended May 31, 2008 and 2007 would have been $18,771,278 and $19,789,911, respectively. Net sales for the six months ended May 31, 2008 and 2007 would have been $33,711,363 and $34,515,086, respectively.
Advertising Costs:
The Company’s policy for fiscal financial reporting is to charge advertising cost to operations as incurred.
Shipping and Handling Costs:
The Company’s policy for fiscal financial reporting is to charge shipping costs as part of selling, general and administrative expense as incurred. Freight costs included were $992,620 and $840,012 for the three months ended May 31, 2008 and 2007, respectively. Freight costs included were $1,656,559 and $1,421,162 for the six months ended May 31, 2008 and 2007, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (Continued)
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years. Accordingly, the Company adopted SFAS No. 157 on December 1, 2007. The adoption of SFAS No. 157 will have no material impact on the Company’s financial position or results of operation.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 4 — INVENTORIES
The components of inventory consist of the following:

	May 31,	November 30,
	2008	2007

Raw materials	$5,184,809	$4,717,225
Finished goods	3,362,962	3,140,097

	$8,547,771	$7,857,322

At May 31, 2008 and November 30, 2007 the Company had a reserve for obsolescence of $433,084 and $604,746, respectively.
NOTE 5 — PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	May 31,	November 30,
	2008	2007

Machinery and equipment	$188,583	$130,346
Furniture and equipment	843,665	795,714
Transportation equipment	10,918	10,918
Tools, dies, and masters	361,903	379,171
Capitalized lease obligations	263,067	242,254
Web Site	20,000	—
Leasehold improvements	311,309	281,582

	1,999,445	1,839,985

Less: Accumulated depreciation and amortization	1,342,220	1,277,457

Property and Equipment — Net	$657,225	$562,528

Depreciation expense for the six months ended May 31, 2008 and 2007 amounted to $115,541 and $134,822, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 6 — INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for ten product lines

	May 31,	November 30,
	2008	2007

Patents and trademarks	$636,608	$636,608
Less: Accumulated amortization	155,562	152,231

Intangible Assets — Net	$481,046	$484,377

Patents are amortized on a straight-line basis over their legal life of 17 years and trademarks are adjusted to realizable value for each quarterly reporting period. Amortization expense for the six months ended May 31, 2008 and 2007 amounted to $3,331 and $3,645, respectively. Estimated amortization expense for November 30, 2008, 2009, 2010, 2011 and 2012 will be $6,661, $6,661, $6,661, $6,396 and $6,134 respectively.
NOTE 7 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at May 31, 2008 and November 30, 2007 were as follows:

	May 31, 2008		November 30, 2007
	COST	MARKET	COST	MARKET
Current Corporate obligations	$1,114,323	$1,126,786	$5,552,779	$5,555,917
Government obligations (including mortgage backed securities)	8,487,080	8,495,665	2,335,358	2,140,921
Preferred stock	50,000	41,800	50,000	38,760
Common stock	51,649	53,088	51,649	58,860
Mutual funds	215,274	154,380	215,274	151,989
Other equity investments	70,206	52,019	70,206	57,377

Total Current	9,988,532	9,923,738	8,275,266	8,003,824

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 7 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

	COST	MARKET	COST	MARKET

Non-Current:
Corporate obligations	998,370	995,295	400,000	400,000
Government obligations	1,075,000	1,075,000	3,445,577	3,626,508
Preferred stock	2,774,845	2,685,320	774,845	674,996
Other equity investments	0	0	100,000	100,000

Total Non-Current	4,848,215	4,755,615	4,720,422	4,801,504

Total	$14,836,747	$14,679,353	$12,995,688	$12,805,328

The Company had at May 31, 2008 three auction rate bonds, two issued by the New Jersey Economic Development Authority (“NJEDA”), and one issued by the New Jersey State Higher Education Assistance Authority (“NJHE”). The bonds are recorded as non-current marketable securities. One of the NJEDA bonds with a par value of $425,000 was sold June 3, 2008 at par value plus accrued interest. The remaining NJEDA bond has an original par value of $150,000, a maturity date of May 1, 2019, and a rating of Aaa by Moody’s AAA by S&P and AAA by Fitch. The current interest rate is 4.33% as of June 13 2008. NJHE has an original par value of $500,000, a maturity date of December 1, 2040, a rating of AA by S&P, AAA by Fitch, and has been placed on negative watch. The current interest rate is 14.0% as of June 13, 2008. Beginning in February 2008, more shares for sale were submitted in the regularly scheduled auctions for the NJEDA and NJHE auction rate bonds than there were offers to buy. This meant that these auctions “failed to clear” and that many or all auction bond holders who wanted to sell their shares in these auctions were unable to do so. The Company believes that no impairment has occurred as of May 31, 2008, as the Company has the ability and intent to hold these investments long enough to avoid realizing any significant loss. If uncertainties in the credit and capital markets continue, these markets may deteriorate further, or there are any further ratings downgrades, or if the Company no longer has the ability to hold these investments, the Company may be required to recognize impairment charges.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 8 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

	May 31,	November 30,
	2008	2007
	(In Thousands)	(In Thousands)

a) Media Advertising	$2,366	$ *
b) Coop Advertising	1,393	1,214
c) Accrued Returns	1,190	964
d) Accrued Bonuses	*	841
e) Vacation Accrual	*	485

	$4,949	$3,504

*	under 5%
All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.
NOTE 9 — OTHER INCOME
Other income consists of the following:

	Three Months Ending May 31,		Six Months Ending May 31,
	2008	2007	2008	2007
Interest and dividend income	$86,982	$166,802	$291,186	$372,362
Royalty income	26,000	36,340	53,043	70,467
Realized gain on sale of Bonds	(4,073)	13,416	(4,073)	21,785
Miscellaneous	23,016	13,591	23,664	13,641

	$131,925	$230,149	$363,820	$478,255

NOTE 10 — NOTES PAYABLE
The Company has an available line of credit of $25,000,000. Interest is calculated at the Company’s option, either on the outstanding balance at the prime rate minus 1% or Libor plus 150 basis points at the Company’s option. The line of credit is unsecured as of May 31, 2008 and must adhere to certain financial covenants pertaining to net worth and debt coverage. The Company was not utilizing their available credit line at May 31, 2008 and November 30, 2007. The Company has extended the line of credit through August 31, 2008.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Litigation:
All of the Company’s litigation other than in the ordinary course of business has been dismissed. Refer to Form 8-K, filed on May 8, 2007 with the United States Securities and Exchange Commission for further information.
Dividends and Capital Transactions:
On December 5, 2007, the board of directors declared a $0.10 per share dividend for the first quarter ending February 29, 2008. The dividend is payable to all shareholders of record as of February 1, 2008, and was paid on March 1, 2008.
On February 25, 2008, the board of directors declared a $0.11 per share dividend for the second quarter ending May 31, 2008. The dividend is payable to all shareholders of record as of May 1, 2008, and payable on June 1, 2008
Collective Bargaining Agreement:
On July 8, 2008, the Company signed a new collective bargaining agreement with Local 108, L.I.U. of N.A., AFL-CIO with similar provisions of the one that expired on January 1, 2008. The new agreement is effective January 1, 2008. Other than standard wage, holiday, vacation and sick day provisions, the agreement calls for CCA to contribute to the Recycling and General Industrial Union Local 108 Welfare Fund (“Welfare Fund”) certain benefits costs. The Welfare Fund will be providing medical, dental and life insurance for the Company’s employees covered under the collective bargaining agreement. Previously, the Company provided the covered employees medical, dental and life insurance benefits directly. The new collective bargaining agreement is in effect through December 31, 2010. This agreement pertains to 29% of the CCA labor force.
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
NOTE 13 — INCOME TAXES
CCA and its subsidiaries file a consolidated federal income tax return.
At May 31, 2008 and November 30, 2007, respectively, the Company had temporary differences arising from the following:

	May 31, 2008
			Classified As
		Deferred	Short-Term	Long-Term
Type	Amount	Tax	Asset	(Liability)

Depreciation	$74,244	$29,623	$—	$29,623
Reserve for bad debts	191,499	76,408	76,408	—
Reserve for returns	580,479	231,613	231,613	—
Reserve for obsolete inventory	433,084	172,800	172,800	—
Vacation accrual	509,329	203,222	203,222	—
Charitable Contributions	336,976	134,453	134,453
Section 263A costs	250,000	99,750	99,750	—

Net deferred income tax		$947,869	$918,246	$29,623

	November 30, 2007
			Classified As
		Deferred	Short-Term	Long-Term
Type	Amount	Tax	Asset	(Liability)

Depreciation	$74,244	$29,475	$—	$29,475
Reserve for bad debts	141,607	56,218	56,218	—
Reserve for returns	452,695	179,720	179,720	—
Reserve for obsolete inventory	604,746	240,084	240,084	—
Vacation accrual	484,971	192,534	192,534	—
Section 263A costs	245,000	97,265	97,265	—

Net deferred income tax		$795,296	$765,821	$29,475

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 13 — INCOME TAXES (CONTINUED)
Income tax expense (benefit) is made up of the following components:

	Three Months Ended May 31, 2008
	Federal	State & Local	Total
Current tax expense	$488,095	$141,979	$630,074
Tax credits	0	0	0
Deferred tax expense	44,283	12,881	57,164

	$532,378	$154,860	$687,238

	Three Months Ended May 31, 2007
	Federal	State & Local	Total
Current tax expense	$801,917	$233,266	$1,035,183
Tax credits	0	0	0
Deferred tax (benefit)	(198)	(57)	(255)

	$801,719	$233,209	$1,034,928

	Six Months Ended May 31, 2008
	Federal	State & Local	Total
Current tax expense	$707,285	$207,799	$915,084
Tax credits	0	0	0
Deferred tax (benefit)	(34,056)	(10,005)	(44,061)

	$673,229	$197,794	$871,023

	Six Months Ended May 31, 2007
	Federal	State & Local	Total
Current tax expense	$1,080,322	$316,310	$1,396,632
Tax credits	0	0	0
Deferred tax (benefit)	(16,471)	(4,822)	(21,293)

	$1,063,851	$311,488	$1,375,339

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 13 — INCOME TAXES (CONTINUED)
Prepaid income taxes and refund due are made up of the following components:

	Federal	State & Local	Total

May 31, 2008	$824,771	$330,651	$1,155,422

November 30, 2007	$625,350	$214,343	$839,693

A reconciliation of income tax expense computed at the statutory rate to income tax expense at the effective rate for the three months ended May 31, 2008 and May 31, 2007 is as follows:

	Three Months Ended		Three Months Ended
	May 31, 2008		May 31, 2007
		Percent		Percent
		Of Pretax		Of Pretax
	Amount	Income	Amount	Income
Income tax expense at federal statutory rate	$502,496	34.00%	$791,469	34.00%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	87,789	5.94	138,274	5.94

Non-deductible expenses and other adjustments	96,953	6.56	105,185	4.52

Income tax expense at effective rate	$687,238	46.50%	$1,034,928	44.46%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 13 — INCOME TAXES (CONTINUED)
A reconciliation of income tax expense computed at the statutory rate to income tax expense at the effective rate for the six months ended May 31, 2008 and May 31, 2007 is as follows:

	Six Months Ended		Six Months Ended
	May 31, 2008		May 31, 2007
		Percent		Percent
		Of Pretax		Of Pretax
	Amount	Income	Amount	Income
Income tax expense at federal statutory rate	$681,835	34.00%	$1,067,943	34.00%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	119,121	5.94	186,576	5.94

Non-deductible expenses and other adjustments	70,067	3.49	120,820	3.85

Income tax expense at effective rate	$871,023	43.43%	$1,375,339	43.79%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 14 — TRANSACTION EXPENSES
On November 1, 2006 the Company entered into a letter of intent with Dubilier and Company relating to a proposed acquisition of the Company by Dubilier. A copy of the letter of intent was included as an exhibit to the Company’s 8K filed Report with the Securities and Exchange Commission on November 2, 2006. On April 2, 2007, the Company received an opinion from an investment banking company that from a financial point of view, the proposed transaction is fair to all shareholders. On April 10, 2007 the Company was advised by Dubilier that it was unable to obtain its financing, despite the fact that the Company had met all of its financial requirements of earnings before income tax, depreciation, and amortization, as well as net working capital. The board of directors terminated all negotiations with Dubilier. For the three and six month periods ended May 31, 2007, costs associated with the proposed acquisition amounted to $405,238 and $717,850 respectively, and are included as transaction costs in the statement of income.
NOTE 15 — SUBSEQUENT EVENTS
On June 25, 2008, the Board of Directors declared an $0.11 per share dividend to all shareholders of record as of August 1, 2008, and payable on September 1, 2008.

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
For the three-month period ended May 31, 2008, the Company had revenues of $17,389,985 and net income of $790,692 after provision for taxes of $687,239. For the same quarter in 2007, revenues were $18,457,562 and net income was $1,292,921 after a provision for taxes of $1,034,928. Earnings per share were $0.11 (diluted) for the second quarter 2008 as compared to earnings of $0.18 (diluted) for the second quarter 2007. In accordance with EITF 01-9, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the second quarter of 2008 were reduced by $1,513,218 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. In the same period of the prior year, gross sales were reduced by $1,562,498 and trade promotion was credited by that amount. These accounting adjustments under EIFT 01-9 do not affect net income.
The Company’s net sales decreased from $18,227,413 for the three-month period ended May 31, 2007 to $17,258,060 for the three-month period ended May 31, 2008. Sales incentives for the second quarter of 2008 decreased $49,280 from the second quarter of 2007. Gross sales were lower in the second quarter of 2008 versus the same period in 2007 due to less promotional events then last year. In addition, sales of the Mega-T diet product were down. The Company attributes the sales decline to the heavily advertised former prescriptive diet aid by a leading pharmaceutical company. The Company will be introducing several new unique diet aids in their fourth quarter in order to offset the recent sales decline in their Mega-T diet aid sales. In addition, the Company will be introducing a number of new SKUs to their other brands also in the upcoming third and fourth quarters. Sales returns and allowances were 16.3% of gross sales for the three-month period ended May 31, 2008 versus 16.6% for the same period last year. Sales returns were lower, with $1,700,731 or 8.1% of gross sales for the second quarter of 2008, versus $1,866,574 or 8.4% for the second quarter of 2007. Gross profit margins decreased slightly to 63.3% from 63.4% for the three months ended May 31, 2008 and May 31, 2007 respectively.
The Company’s gross sales net of returns by category for the second quarter of 2008 were: Skin Care $6,679,954, 35.6%; Dietary Supplement $5,715,588, 30.5%; Oral Care $4,485,228, 23.9%; Nail Care $1,928,950, 10.3%; Fragrance $254,349, 1.3%; and Miscellaneous $(292,791) -1.6%; for a total of $18,771,278. The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases. Income before taxes is $1,477,930 as compared to $2,327,849 for the same quarter in 2007. Returns and accounts receivable reserves accounted for $1,897,017 that was expensed against earnings for the second quarter of 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
Advertising media expenditures were $75,755 lower in the second quarter of 2008 versus the same period in 2007. The reduction in advertising expense was due to the Company working to adjust its business model by decreasing the amount of its media advertising and focusing more on co-operative advertising with its retail partners. A major portion of the Company’s co-operative advertising is reclassified as a reduction of net sales. Included in advertising media expense is the cost of newspaper inserts. In addition to the increased focus on co-operative advertising, the Company has strategically allocated increased funding for the newspaper inserts. This expense increased from $43,608 in the second quarter of 2007 to $324,953 in the second quarter of 2008. The Company, as part of its new strategy, has also redesigned portions of its web site. Web design costs that were expensed as part of advertising media expenditures for the second quarter of 2008 were $101,515. The Company did not have any web design expenses for the second quarter of 2007.
The selling, general and administrative expenses for the second quarter of 2008 increased $562,776 to $5,785,682 from $5,222,906 in the second quarter 2007. The increase was primarily due to increased shipping costs of $152,608, increased royalties of $66,327, increased rent, utilities and warehouse expenses of $58,400, decrease in costs allocated to costs of goods sold of $160,161, increased legal and accounting of $17,046 and increased personnel costs of $59,491. As part of its efforts to enhance its marketing strategy, the Company has invested to increase the marketing staff. This has resulted in increased personnel and related support costs. It is anticipated that the positive results of this marketing investment will be seen in future periods. The Company had rent expense for the Company’s new additional warehouse facility at 99 Murray Hill Parkway, East Rutherford, while still paying rent at its Lodi facility. The lease at the Lodi facility ended on April 30, 2008. Earnings were impacted during the second quarter of 2007 by transaction expenses related to the proposed acquisition of the Company by Dubilier as disclosed in Note 13. Transaction expenses incurred during the three month period ended May 31, 2007 were $405,238.
The effective tax rate for the second quarter of 2008 was 46.5% versus 44.5% for the second quarter of 2007. The increase in the tax rate was primarily due to the amount of non-deductible expenses and adjustments as a percentage of pre-tax income, which for the second quarter of 2008 were $96,953 or 6.56% of pre-tax income versus $105,185 or 4.52% of pre-tax income for the second quarter of 2007.
For the six month period ended May 31, 2008, the Company had revenues of $31,261,025 and net income of $1,134,375 after provision for taxes of $871,023. For the six month period ended May 31, 2007, revenues were $32,285,140 and net income was $1,765,669 after a provision for taxes of $1,375,339. Earnings per share were $0.16 (diluted) for the first half of 2008 as compared to earnings of $0.25 (diluted) for the first half of 2007. In accordance with EITF 01-9, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the first half of 2008 were reduced by $2,814,157 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. In the same period of the prior year, gross sales were reduced by $2,708,201 and trade promotion was credited by that amount. These accounting adjustments under EIFT 01-9 do not affect net income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
The Company’s net sales decreased from $31,806,885 for the six month period ended May 31, 2007 to $30,897,205 for the six month period ended May 31, 2008. Sales incentives for the first half of 2008 increased $105,956 from the first half of 2007. Gross sales were lower in the first half of 2008 versus the same period in 2007 due to less promotional events then last year. In addition, sales of the Mega-T diet product were down. The Company attributes the sales decline to the heavily advertised former prescriptive diet aid by a leading pharmaceutical company. The Company will be introducing several new unique diet aids in their fourth quarter in order to offset the recent sales decline in their Mega-T diet aid sales. In addition, the Company will be introducing a number of new SKUs to their other brands also in the upcoming third and fourth quarters. Sales returns and allowances were 15.6% of gross sales for the six month period ended May 31, 2008 versus 16.3% for the same period last year. Sales returns were lower, with $2,567,226 or 6.9% of gross sales for the first half of 2008, versus $2,943,356 or 7.6% for the first half of 2007. Gross profit margins increased to 63.7% from 63.1% for the six months ended May 31, 2008 and May 31, 2007 respectively.
The Company’s gross sales net of returns by category for the first half of 2008 were: Skin Care $11,335,108, 33.6%; Dietary Supplement $9,730,592, 28.9%; Oral Care $8,541,268, 25.3%; Nail Care $3,964,698, 11.8%; Fragrance $442,710, 1.3%; and Miscellaneous $(303,014) -0.9%; for a total of $33,711,362. The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases. Income before taxes for the first half of 2008 was $2,005,398 as compared to $3,141,008 for the first half of 2007. Returns and accounts receivable reserves accounted for $2,966,433 that was expensed against earnings for the first half of 2008.
Advertising media expenditures were $257,584 lower in the first half of 2008 versus the same period in 2007. The reduction in advertising expense was due to the Company working to adjust its business model by decreasing the amount of its media advertising and focusing more on co-operative advertising with its retail partners. A major portion of the Company’s co-operative advertising is reclassified as a reduction of net sales. Included in advertising media expense is the cost of newspaper inserts. In addition to the increased focus on co-operative advertising, the Company has strategically allocated increased funding for the newspaper inserts. This expense increased from $199,909 in the first half of 2007 to $526,342 in the first half of 2008. The Company, as part of its new strategy, has redesigned portions of its web site. Web design costs that were expensed as part of advertising media expenditures for the first half of 2008 were $101,515. The Company did not have any web design expenses for the first half of 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
The selling, general and administrative expenses for the first half of 2008 increased $1,538,538 to $11,266,843 from $9,728,305 in the first half of 2007. The increase was primarily due to increased shipping costs of $235,397, increased royalties of $42,497, increased rent, utilities and warehouse expenses of $82,799, increased computer costs of $62,850, increased consulting and temporary help of $86,048, decrease in costs allocated to costs of goods sold of $427,407, increased legal and accounting of $119,140 and increased personnel costs of $195,842. As part of its efforts to enhance its marketing strategy, the Company has invested to increase the marketing staff. This has resulted in increased personnel and related support costs. It is anticipated that the positive results of this marketing investment will be seen in future periods. The Company had rent expense for the Company’s new additional warehouse facility at 99 Murray Hill Parkway, East Rutherford, while still paying rent at its Lodi facility. The lease at the Lodi facility ended on April 30, 2008. Earnings were impacted during the first half of 2007 by transaction expenses related to the proposed acquisition of the Company by Dubilier as disclosed in Note 13. Transaction expenses incurred during the six month period ended May 31, 2007 were $717,850.
The effective tax rate for the first half of 2008 was 43.4% versus 43.8% for the first half of 2007. Changes to the tax rate are due in part to changes in the deferred tax assets.
The Company’s financial position as of May 31, 2008 consisted of current assets of $35,785,400 and current liabilities of $11,232,404, or a current ratio of 3.2 to 1. Shareholders’ equity decreased from $30,750,318 as of November 30, 2007 to $30,436,227 as of May 31, 2008. The decrease was due to dividends declared of $1,481,433 during the first half of 2008, while net income increased $1,134,375 and unrealized income increased $32,967.
The Company’s cash and cash equivalents were $3,419,861 as of May 31, 2008, a decrease of $3,324,099 from November 30, 2007. The decrease was mainly due to the Company purchasing marketable securities and the payment of dividends. As of May 31, 2008, the Company had $9,923,738 of short term marketable securities and $4,755,615 of non-current securities. The Company’s cash and cash equivalents together with both short and long term marketable securities, net of current liabilities were $6,866,810 as of May 31, 2008.
The Company’s cash flow from operations provided net cash of $25,632 for the six months ended May 31, 2008. For the six months ended May 31, 2007, net cash of $555,765 was used in the Company’s operations.
The Company’s long term investments as of May 31, 2008 were $4,755,615. Please refer to footnote No. 7 of the financial statements for further information regarding the Company’s investments.
Accounts receivable, net of reserves, were $11,173,564 as compared to $9,119,179 as of May 31, 2008 and November 30, 2007, respectively. The increase in accounts receivable is due to the timing of the Company’s sales. Inventories, net of reserves, were $8,547,771 as of May 31, 2008 as compared to $7,857,322 as of November 30, 2007. Inventory is higher to satisfy sales requirements for the third quarter of 2008. Accounts payable and accrued expenses increased to $10,401,493 as of May 31, 2008 from $8,354,458 as of November 30, 2007. The Company was not utilizing any of the funds available under its $25,000,000 unsecured credit line as of May 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company’s financial statements record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value). The investments are, categorically listed, in “Common Stock”, “Mutual Funds”, “Other Equity”, “Preferred Stock”, “Government Obligations” and “Corporate Obligations.” $105,107 of the Company’s $14,679,350 portfolio of investments (approximate, as at May 31, 2008) is invested in the “Common Stock” and “Other Equity” categories, and approximately $2,727,120 in that category are Preferred Stock holdings. The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions; therefore, the Company does not believe that its investment-market risk is material.
ITEM 4. CONTROLS AND PROCEDURES
With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2008.
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
PART II OTHER INFORMATION
Item 1. Legal Proceedings:
See Part I — Note 11 of the Financial Statements regarding litigation.
Item 4. Submission of Matters to a Vote of Security Holders:
Our annual meeting of shareholders was held on June 25, 2008 in New York, New York. At the meeting the following persons were elected directors: Dunnan Edell (4,933,405 votes for and 573,117 votes withheld), Seth Hamot (5,232,469 votes for and 274,053 votes withheld) and Robert Lage (5,229,071 votes for and 277,051 votes withheld).
The shareholders approved the appointment of KGS LLP as the Company’s independent certified public accountants for the fiscal year ending November 30, 2008 (5,165,495 votes for, 301,990 votes against and 39,035 votes abstained).
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
Item 6. Exhibits and Reports on Form 8-K:
(a) Exhibits
The following reports were filed with the Securities and Exchange Commission during the three months ended
May 31, 2008:
(1) Form 10-Q, filed on April 14, 2008 for the quarter ended February 28, 2008
(11) Computation of Earnings Per Share*
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
Date: July 10, 2008

CCA INDUSTRIES, INC.
By:	/s/ DAVID EDELL
David Edell, Chief Executive Officer

By:	/s/ STEPHEN A. HEIT
Stephen A. Heit, Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

(11)	Computation of Earnings Per Share

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350