Form 10-Q
period 2008-08-31
CCA INDUSTRIES INC
filed 2008-10-14
CIK 721447

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended August 31, 2008
Commission File Number 1-31643
CCA INDUSTRIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2795439

(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

200 Murray Hill Parkway
East Rutherford, NJ	07073

(Address of principal executive offices)	(Zip Code)
(201) 330-1400
Registrant’s telephone number, including area code
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No☑
Common Stock, $.01 Par Value — 6,086,740 shares as of August 31, 2008
Class A Common Stock, $.01 Par Value — 967,702 shares as of August 31, 2008

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	August 31,	November 30,
	2008	2007
	(Unaudited)

Current Assets
Cash and cash equivalents	$5,121,420	$6,743,960
Short-term investments and marketable securities	9,444,177	8,003,824
Accounts receivable, net of allowances of $918,296 and $874,302, respectively	8,280,323	9,119,179
Inventories	8,845,081	7,857,322
Prepaid expenses and sundry receivables	666,483	630,893
Prepaid income taxes and refunds due	1,193,257	839,693
Deferred income taxes	859,180	765,821

Total Current Assets	34,409,921	33,960,692

Property and Equipment, net of accumulated depreciation and amortization	604,610	562,528

Intangible Assets, net of accumulated amortization	479,381	484,377

Other Assets
Marketable securities	3,675,000	4,801,504
Deferred taxes	29,623	29,475
Other	65,300	65,300

Total Other Assets	3,769,923	4,896,279

Total Assets	$39,263,835	$39,903,876

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY

	August 31,	November 30,
	2008	2007
	(Unaudited)

Current Liabilities
Accounts payable and accrued liabilities	$7,825,152	$8,354,458
Capitalized lease obligation — current portion	56,452	49,318
Dividends payable	775,989	634,900

Total Current Liabilities	8,657,593	9,038,676

Capitalized lease obligations-long term	90,686	114,882

Total Liabilities	8,748,279	9,153,558

Shareholders’ Equity
Preferred stock, $1.00 par; authorized 20,000,000 shares; none issued	—	—
Common stock, $.01 par; authorized 15,000,000 shares; 6,086,740 shares issued and outstanding	60,867	60,867

Class A common stock, $.01 par; authorized 5,000,000 shares; 967,702 shares issued and outstanding	9,677	9,677

Additional paid-in capital	2,329,049	2,329,049
Retained earnings	28,519,460	28,541,086
Unrealized (losses) on marketable securities	(403,497)	(190,361)

Total Shareholders’ Equity	30,515,556	30,750,318

Total Liabilities and Shareholders’ Equity	$39,263,835	$39,903,876

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2008	2007	2008	2007
Revenues
Sales of health and beauty aid products — Net	$13,939,214	$13,939,369	$44,836,420	$45,746,254
Other income	209,515	326,714	573,335	804,970

Total Revenues	14,148,729	14,266,083	45,409,755	46,551,224

Costs and Expenses
Costs of sales	5,252,704	4,933,134	16,481,264	16,679,316
Selling, general and administrative expenses	5,648,115	5,522,600	16,914,888	15,250,296
Advertising, cooperative and promotions	1,299,435	154,376	7,710,677	6,823,807
Research and development	147,229	143,034	438,558	427,115
Provision for doubtful Accounts	(42,363)	30,296	7,733	9,313
Interest expense	4,456	3,569	12,084	23,442

	12,309,576	10,787,009	41,565,204	39,213,289

Transaction Costs	—	—	—	717,850

Total Costs and Expenses	12,309,576	10,787,009	41,565,204	39,931,139

Income before Provision for Income Taxes	1,839,153	3,479,074	3,844,551	6,620,085

Provision for Income Taxes	737,733	1,409,470	1,608,756	2,784,809

Net Income	$1,101,420	$2,069,604	$2,235,795	$3,835,276

Earnings per Share:
Basic	$0.16	$0.29	$0.32	$0.55

Diluted	$0.16	$0.29	$0.32	$0.54

Number of Common Shares:
Weighted average shares outstanding — Basic	7,054,442	7,054,442	7,054,442	7,021,364

Weighted average and potential dilutive outstanding	7,061,151	7,074,796	7,065,869	7,052,437

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2008	2007	2008	2007

Net Income	$1,101,420	$2,069,604	$2,235,795	$3,835,276

Other Comprehensive Income Unrealized holding gains (losses) on investments	(246,103)	(40,650)	(213,136)	(40,916)

Comprehensive Income	$855,317	$2,028,954	$2,022,659	$3,794,360

Earnings Per Share:
Basic	$0.12	$0.29	$0.29	$0.54

Diluted	$0.12	$0.29	$0.29	$0.54

Number of Common Shares:
Weighted average shares outstanding — Basic	7,054,442	7,054,442	7,054,442	7,021,364

Weighted average and potential dilutive outstanding	7,061,151	7,074,796	7,065,869	7,052,437

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	August 31,	August 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$2,235,795	$3,835,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181,846	198,089
Loss on write off of fixed assets	1,247	4,949
(Gain) on sale of securities	(69,842)	(34,076)
(Increase) Decrease in deferred income taxes	(93,508)	198,424
Decrease in accounts receivable	838,856	98,409
(Increase) in inventory	(987,759)	(1,296,467)
(Increase) decrease in prepaid expenses and miscellaneous receivables	(35,590)	119,400
(Increase) in prepaid income taxes and refunds due	(353,564)	(747,087)
(Decrease) in accounts payable and accrued liabilities	(529,306)	(306,031)
(Decrease) in income taxes payable	(—)	(413,869)

Net Cash Provided by Operating Activities	1,188,175	1,657,017

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(220,178)	(212,985)
Acquisition of intangible assets	—	(522)
Purchase of marketable securities	(20,272,142)	(12,644,422)
Proceeds from sale and maturity of investments	19,815,000	12,469,685

Net Cash (Used in) Investing Activities	(677,320)	(388,244)

Cash Flows from Financing Activities:
Increase in capital lease obligation	20,814	80,036
Payments in capital lease obligation	(37,876)	(26,689)
Dividends paid	(2,116,333)	(1,471,300)

Net Cash (Used in) Financing Activities	(2,133,395)	(1,417,953)

Net (Decrease) in Cash	(1,622,540)	(149,180)

Cash and Cash Equivalents at Beginning of Period	6,743,960	4,385,340

Cash and Cash Equivalents at End of Period	$5,121,420	$4,236,160

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$12,084	$23,442
Income taxes	2,053,225	3,731,618

Schedule of Non Cash Financing Activities:
Acquisition of assets through capital leases	$20,814	$—
Dividends declared and accrued	2,257,422	1,474,141
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ended November 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2007. The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.
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
For the nine months ended August 31, 2008, dividends declared were $2,257,422 and dividends paid were in the amount of $2,116,333.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Accounts Receivable:
Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowances for coop advertising and reserves for returns which are anticipated to be taken as credits against the balances as of August 31, 2008. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.
Inventories:
Inventories are stated at the lower of cost (first-in, first-out) or market.
Product returns that are resaleable are recorded in inventory when they are received at the lower of their original cost or market, as appropriate. Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined.
Property and Equipment and Depreciation and Amortization
Property and equipment are stated at cost. The Company charges to expense repairs and maintenance items, while major improvements and betterments are capitalized. When the Company sells or otherwise disposes of property and equipment items, the cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is included in earnings. Assets that are subject to depreciation and amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue Recognition:
The Company recognizes sales upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Although no legal right of return exists between the customer and the Company, it is an industry-wide practice to accept returns from customers. The Company, therefore, records a reserve for returns equal to its gross profit on its historical percentage of returns on its last five months sales. Those returns which are anticipated to be taken as credits against the balances as of August 31, 2008 are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities.
Sales Incentives:
In accordance with EITF 01-9, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to “advertising and promotional” expense. Had EITF 01-9 not been adopted, net sales for the three months ended August 31, 2008 and 2007 would have been $14,950,582 and $15,364,335, respectively. Net sales for the nine months ended August 31, 2008 and 2007 would have been $48,661,945 and $49,678,830, respectively.
Advertising Costs:
The Company’s policy for fiscal financial reporting is to charge advertising cost to operations as incurred.
Shipping and Handling Costs:
The Company’s policy for fiscal financial reporting is to charge shipping costs as part of selling, general and administrative expense as incurred. Freight costs included were $827,589 and $761,667 for the three months ended August 31, 2008 and 2007, respectively. Freight costs included were $2,484,148 and $2,182,829 for the nine months ended August 31, 2008 and 2007, respectively.
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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”) which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the impact, if any, of the adoption of SFAS No. 160.
In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles generally accepted in the United States. SFAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Principles”. We expect that the adoption of this standard would have no impact on our condensed consolidated financial position and results of operations.
Management does not believe that there are any other recently issued, but not yet effective, accounting standards that if currently adopted would have a material affect on the accompanying financial statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 4 — INVENTORIES
The components of inventory consist of the following:

	August 31,	November 30,
	2008	2007

Raw materials	$4,953,245	$4,717,225
Finished goods	3,891,836	3,140,097

	$8,845,081	$7,857,322

At August 31, 2008 and November 30, 2007, the Company had a reserve for obsolescence of $ 370,751 and $604,746, respectively.
NOTE 5 — PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	August 31,	November 30,
	2008	2007

Machinery and equipment	$188,583	$130,346
Furniture and equipment	795,647	795,714
Transportation equipment	10,918	10,918
Tools, dies, and masters	357,601	379,171
Capitalized lease obligations	263,067	242,254
Web Site	20,000	—
Leasehold improvements	311,309	281,582

	1,947,125	1,839,985
Less: Accumulated depreciation and amortization	1,342,515	1,277,457

Property and Equipment — Net	$604,610	$562,528

Depreciation expense for the nine months ended August 31, 2008 and 2007 amounted to $176,850 and $192,644, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 6 — INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for ten product lines:

	August 31,	November 30,
	2008	2007

Patents and trademarks	$636,608	$636,608
Less: Accumulated amortization	157,227	152,231

Intangible Assets — Net	$479,381	$484,377

Patents are amortized on a straight-line basis over their legal life of 17 years and trademarks are adjusted to realizable value for each quarterly reporting period.

Amortization expense for the nine months ended August 31, 2008 and 2007 amounted to $4,996 and $5,445, respectively. Estimated amortization expense for November 30, 2008, 2009, 2010, 2011 and 2012 will be $6,661, $6,661, $6,661, $6,396 and $6,134 respectively.
NOTE 7 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at August 31, 2008 and November 30, 2007 were as follows:

	August 31, 2008		November 30, 2007
	COST	MARKET	COST	MARKET
Current:
Corporate obligations	$200,000	$200,958	$5,552,779	$5,555,917
Government obligations (including mortgage backed securities)	8,937,330	8,961,120	2,335,358	2,140,921
Preferred stock	50,000	34,560	50,000	38,760
Common stock	51,649	50,592	51,649	58,860
Mutual funds	215,274	151,009	215,274	151,989
Other equity investments	70,206	45,938	70,206	57,377

Total Current	9,524,459	9,444,177	8,275,266	8,003,824

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 —	SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

	COST	MARKET	COST	MARKET

Non-Current:
Corporate obligations	598,370	591,888	400,000	400,000
Government obligations	625,000	585,000	3,445,576	3,626,508
Preferred stock	2,774,845	2,498,112	774,845	674,996
Other equity investments	—	—	100,000	100,000

Total Non-Current	3,998,215	3,675,000	4,720,421	4,801,504

Total	$13,522,674	$13,119,177	$12,995,687	$12,805,328

The Company had at August 31, 2008 two auction rate bonds, two issued by the New Jersey Economic Development Authority (“NJEDA”), and one issued by the New Jersey State Higher Education Assistance Authority (“NJHE”). The bonds are recorded as non-current marketable securities. The NJEDA bond had an original par value of $150,000 and a maturity date of May 1, 2019. The company sold $25,000 of the bond on August 26, 2008 at par value, leaving a remaining balance of $125,000 as of August 31, 2008. On September 4, 2008, the Company sold an additional $25,000 at par value, and on September 17, 2008 the Company sold the remaining balance of $100,000 at par value. The NJHE bond has an original par value of $500,000, a maturity date of December 1, 2040, a rating of AA by S&P, and has been placed on negative watch. Fitch has withdrawn their rating. The current interest rate is 3.238% as of September 18, 2008. Beginning in February 2008, more shares for sale were submitted in the regularly scheduled auctions for the NJEDA and NJHE auction rate bonds than there were offers to buy. This meant that these auctions “failed to clear” and that many or all auction bond holders who wanted to sell their shares in these auctions were unable to do so. The Company believes that no permanent impairment has occurred as of August 31, 2008, as the Company has the ability and intent to hold these investments long enough to avoid realizing any significant loss. The Company has recognized a temporary impairment charge of $40,000 against the $500,000 par value of the bond. If uncertainties in the credit and capital markets continue, these markets may deteriorate further, or if there are any further ratings downgrades, or if the Company no longer has the ability to hold these investments, the Company may be required to recognize further impairment charges.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 8 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

	August 31,	November 30,
	2008	2007
	(in thousands)	(in thousands)

a) Media Advertising	$644	$ *
b) Coop Advertising	1,208	1,214
c) Accrued Returns	1,156	964
d) Accrued Bonuses	696	841
e) Vacation Accrual	465	485

	$4,169	$3,504

*	under 5%
All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.
NOTE 9 — OTHER INCOME
Other income consists of the following:

	Three Months Ending August 31,		Nine Months Ending August 31,
	2008	2007	2008	2007

Interest and dividend income	$130,068	$253,230	$421,254	$628,715
Royalty income	79,447	24,000	132,490	94,467
Realized gain (loss) on sale of bonds	—	(1,151)	(4,073)	17,512
Miscellaneous	—	50,635	23,664	64,276

	$209,515	$326,714	$573,335	$804,970

NOTE 10 — NOTES PAYABLE
The Company has an available line of credit of $20,000,000. Interest is calculated at the Company’s option, either on the outstanding balance at the prime rate plus 0.5% or Libor plus 175 basis points at the Company’s option. The line of credit is unsecured as of August 31, 2008 and must adhere to certain financial covenants pertaining to net worth and debt coverage. The Company was not utilizing their available credit line at August 31, 2008 and November 30, 2007.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Dividends and Capital Transactions
On December 5, 2007, the board of directors declared a $0.10 per share dividend for the first quarter ending February 29, 2008. The dividend was payable to all shareholders of record as of February 1, 2008, and was paid on March 1, 2008.
On February 25, 2008, the board of directors declared an $0.11 per share dividend for the second quarter ending May 31, 2008. The dividend was payable to all shareholders of record as of May 1, 2008, and payable on June 1, 2008.
On July 7, 2008, the board of directors declared an $0.11 per share dividend for the third quarter ending August 31, 2008. The dividend was payable to all shareholders of record as of August 1, 2008, and payable on September 1, 2008.
Collective Bargaining Agreement
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
At August 31, 2008 and November 30, 2007, respectively, the Company had temporary differences arising from the following:

	August 31, 2008
			Classified As
		Deferred	Short-Term	Long-Term
Type	Amount	Tax	Asset	(Liability)

Depreciation	$74,244	$29,623	$—	$29,623
Reserve for bad debts	149,136	59,505	59,505	—
Reserve for returns	489,159	195,175	195,175	—
Reserve for obsolete inventory	370,751	147,930	147,930	—
Vacation accrual	465,643	185,791	185,791	—
Charitable Contributions	428,645	171,029	171,029
Section 263A costs	250,000	99,750	99,750	—

Net deferred income tax		$888,803	$859,180	$29,623

	November 30, 2007
			Classified As
		Deferred	Short-Term	Long-Term
Type	Amount	Tax	Asset	(Liability)

Depreciation	$74,244	$29,475	$—	$29,475
Reserve for bad debts	141,607	56,218	56,218	—
Reserve for returns	452,695	179,720	179,720	—
Reserve for obsolete inventory	604,746	240,084	240,084	—
Vacation accrual	484,971	192,534	192,534	—
Section 263A costs	245,000	97,265	97,265	—

Net deferred income tax		$795,296	$765,821	$29,475

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 13 — INCOME TAXES (CONTINUED)
Income tax expense is made up of the following components:

	Three Months Ended August 31, 2008
	Federal	State & Local	Total
Current tax expense	$523,722	$152,344	$676,066
Tax credits	0	0	0
Deferred tax expense	44,771	16,896	61,667

	$568,493	$169,240	$737,733

	Three Months Ended August 31, 2007
	Federal	State & Local	Total
Current tax expense	$896,927	$260,904	$1,157,831
Tax credits	0	0	0
Deferred tax expense	194,935	55,704	251,639

	$1,092,862	$316,608	$1,409,470

	Nine Months Ended August 31, 2008
	Federal	State & Local	Total
Current tax expense	$1,231,007	$360,143	$1,591,150
Tax credits	0	0	0
Deferred tax expense	13,621	3,985	17,606

	$1,244,628	$364,128	$1,608,756

	Nine Months Ended August 31, 2007
	Federal	State & Local	Total
Current tax expense	$1,977,249	$577,214	$2,554,463
Tax credits	0	0	0
Deferred tax expense	178,296	52,050	230,346

	$2,155,545	$629,264	$2,784,809

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 13 — INCOME TAXES (CONTINUED)
Prepaid income taxes and refund due are made up of the following components:

		State &
	Federal	Local	Total

August 31, 2008	$766,994	$426,263	$1,193,257

November 30, 2007	$625,350	$214,343	$839,693

A reconciliation of income tax expense computed at the statutory rate to income tax expense at the effective rate for the three months ended August 31, 2008 and August 31, 2007 is as follows:

	Three Months Ended		Three Months Ended
	August 31, 2008		August 31, 2007
		Percent		Percent
		Of Pretax		Of Pretax
	Amount	Income	Amount	Income
Income tax expense at federal statutory rate	$625,312	34.00%	$1,182,885	34.00%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	109,246	5.94	206,657	5.94

Non-deductible expenses and other adjustments	3,175	0.17	19,928	0.57

Income tax expense at effective rate	$737,733	40.11%	$1,409,470	40.51%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 13 — INCOME TAXES (CONTINUED)
A reconciliation of income tax expense computed at the statutory rate to income tax expense at the effective rate for the nine months ended August 31, 2008 and August 31, 2007 is as follows:

	Nine Months Ended		Nine Months Ended
	August 31, 2008		August 31, 2007
		Percent		Percent
		Of Pretax		Of Pretax
	Amount	Income	Amount	Income
Income tax expense at federal statutory rate	$1,307,147	34.00%	$2,250,829	34.00%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	228,366	5.94	393,233	5.94

Non-deductible expenses and other adjustments	73,243	1.91	140,747	2.13

Income tax expense at effective rate	$1,608,756	41.85%	$2,784,809	42.07%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 14 — TRANSACTION EXPENSES
On November 1, 2006 the Company entered into a letter of intent with Dubilier and Company relating to a proposed acquisition of the Company by Dubilier. A copy of the letter of intent was included as an exhibit to the Company’s 8K filed Report with the Securities and Exchange Commission on November 2, 2006. On April 2, 2007, the Company received an opinion from an investment banking company that from a financial point of view, the proposed transaction is fair to all shareholders. On April 10, 2007 the Company was advised by Dubilier that it was unable to obtain its financing, despite the fact that the Company had met all of its financial requirements of earnings before income tax, depreciation, and amortization, as well as net working capital. The board of directors terminated all negotiations with Dubilier. For the three and nine month periods ended August 31, 2007, costs associated with the proposed acquisition amounted to $0 and $717,850 respectively, and are included as transaction costs in the statement of income.
NOTE 15 — ANTI-DILUTIVE STOCK OPTIONS
For the three and nine month period ended August 31, 2008, the following stock options were considered anti-dilutive and accordingly not calculated into the weighted average and potential dilutive shares outstanding or the diluted earnings per share:

	Three months	Nine months
	ended	ended
	August 31, 2008	August 31, 2008

Stock options granted March 9, 2004 at $9.00 per share	50,000	50,000
Stock options granted March 9, 2004 at $8.25 per share	50,000	- 0 -

Total anti-dilutive shares	100,000	50,000

NOTE 16- SUBSEQUENT EVENTS
On October 13, 2008, the board of directors declared a $0.11 dividend for the fourth quarter of 2008. The dividend is payable to shareholders of record as of November 1, 2008 and payable on December 1, 2008.

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
For the three-month period ended August 31, 2008, the Company had revenues of $14,148,729 and net income of $1,101,240 after provision for taxes of $737,733. For the same quarter in 2007, revenues were $14,266,083 and net income was $2,069,604 after a provision for taxes of $1,409,470. Earnings per share were $0.16 (diluted) for the third quarter 2008 as compared to earnings of $0.29 (diluted) for the third quarter 2007. In accordance with EITF 01-9, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the third quarter of 2008 were reduced by $856,218 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. In the same period of the prior year, gross sales were reduced by $1,424,966 and trade promotion was credited by that amount. These accounting adjustments under EIFT 01-9 do not affect net income.
The Company’s net sales decreased slightly from $13,939,369 for the three-month period ended August 31, 2007 to $13,939,214 for the three-month period ended August 31, 2008. Sales incentives for the third quarter of 2008 decreased $568,748 from the third quarter of 2007. Sales of the Mega-T diet product were lower than expected. The Company attributes the sales decline to the heavily advertised former prescriptive diet aid by a leading pharmaceutical company. The Company will be introducing several new unique diet aids in the fourth quarter in order to offset the recent sales decline in the Mega-T diet aid sales. In addition, the Company will also be introducing a number of new SKUs to their other brands in the upcoming fourth quarter. Sales returns and allowances were 16.1% of gross sales for the three-month period ended August 31, 2008 versus 16.7% for the same period last year. Sales returns were higher, with $1,605,344 or 9.5% of gross sales for the third quarter of 2008, versus $1,131,848 or 6.7% for the third quarter of 2007. Gross profit margins decreased to 62.3% from 64.6% for the three months ended August 31, 2008 and August 31, 2007 respectively. The gross margin was affected by the higher level of returns in the third quarter of 2008 versus the same period in 2007.
The Company’s gross sales net of returns and allowances by category for the third quarter of 2008 were: Dietary Supplement $5,076,025, 33.9%; Skin Care $4,293,548, 28.7%; Oral Care $3,688,602, 24.7%; Nail Care $1,612,984, 10.8%; Fragrance $274,798, 1.8%; and Miscellaneous $4,626, 0.1%; for a total of $14,950,583. The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases. Income before taxes is $1,839,153 as compared to $3,479,074 for the same quarter in 2007. Returns and accounts receivable reserves accounted for $1,698,459 that was expensed against earnings for the third quarter of 2008 as opposed to $1,247,048 that was expensed for the same period in 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
Advertising media expenditures were $1,299,435 in the third quarter of 2008 versus $154,376 in the same period in 2007, or an increase of $1,145,059. A major portion of the Company’s co-operative advertising is reclassified as a reduction of net sales. Included in advertising media expense is the cost of newspaper inserts. The Company, as part of its advertising strategy, redesigned portions of its consumer web site and advertised on the internet. Most of the advertising expense in the third quarter of 2008 was for web advertising for the Bikini Zone brand.
The selling, general and administrative expense for the third quarter of 2008 was $5,648,115 versus $5,522,600 in the third quarter 2007. The increase was primarily due to increased charitable donations of inventory, shipping costs, sales commissions, and legal and accounting fees for the registration of the Company’s international trademarks. As part of its efforts to enhance its marketing strategy, the Company has invested in the increase of its marketing staff. This has resulted in increased personnel and related support costs. It is anticipated that the positive results of this marketing investment will be seen in future periods.
The effective tax rate for the third quarter of 2008 was 40.1% versus 40.5% for the third quarter of 2007. The decrease in the tax rate was primarily due to an increase in the amount of deferred tax deductions during the third quarter of 2008 versus the same period in 2007.
For the nine month period ended August 31, 2008, the Company had revenues of $45,409,755 and net income of $2,235,795 after provision for taxes of $1,608,756. For the nine month period ended August 31, 2007, revenues were $46,551,224 and net income was $3,835,276 after a provision for taxes of $2,784,809. Earnings per share were $0.32 (diluted) for the first three quarters of 2008 as compared to earnings of $0.54 (diluted) for the first three quarters of 2007. In accordance with EITF 01-9, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the first three quarters of 2008 were reduced by $3,825,525 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. In the same period of the prior year, gross sales were reduced by $4,308,867 and trade promotion was credited by that amount. These accounting adjustments under EIFT 01-9 do not affect net income.
The Company’s net sales decreased from $45,746,254 for the nine month period ended August 31, 2007 to $44,836,421 for the nine month period ended August 31, 2008. Gross sales were lower in the first three quarters of 2008 versus the same period in 2007 due to less promotional events then last year. In addition, sales of the Mega-T diet product were down. The Company attributes the sales decline to the heavily advertised former prescriptive diet aid by a leading pharmaceutical company. The Company will be introducing several new unique diet aids in the fourth quarter in order to offset the recent sales decline in their Mega-T diet aid sales. In addition, the Company will also be introducing a number of new SKUs to their other brands in the upcoming fourth quarter. Sales returns and allowances were 15.8% of gross sales for the nine month period ended August 31, 2008 versus 16.4% for the same period last year. Sales returns were higher, with $4,172,570 or 7.8% of gross sales for the first three quarters of 2008, versus $4,075,204 or 7.4% for the same three quarters of 2007. Gross profit margins decreased slightly to 63.2% from 63.5% for the nine months ended August 31, 2008 and August 31, 2007 respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
The Company’s gross sales net of returns by category for the first three quarters of 2008 were: Skin Care $15,628,657, 32.1%; Dietary Supplement $14,806,617, 30.4%; Oral Care $12,229,870 25.1%; Nail Care $5,577,687, 11.5%; Fragrance $717,508, 1.5%; and Miscellaneous $(298,389) -0.6%; for a total of $48,661,950. The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases. Income before taxes for the first three quarters of 2008 was $3,844,551 as compared to $6,620,085 for the first three quarters of 2007. Returns and accounts receivable reserves accounted for $4,664,892 that was expensed against earnings for the nine month period ended August 31, 2008 versus $4,527,961 for the same period in 2007.
Advertising media expenditures were $7,710,677 for the nine month period ended August 31, 2008 versus $6,823,807 for the nine month period ended August 31, 2007, or an increase of $886,870. The increase in advertising expense was due to the Company continuing to work to adjust its business model by advertising on internet web sites. The increased amount was spent on Bikini Zone web advertising. A major portion of the Company’s co-operative advertising is reclassified as a reduction of net sales. Included in advertising media expense is the cost of newspaper inserts. In addition to an increased focus on co-operative advertising, the Company has strategically allocated increased funding for the newspaper inserts. This expense increased from $207,625 in the first three quarters of 2007 to $542,441 in the first three quarters of 2008. The Company, as part of its new strategy, has redesigned portions of its web site. Web design costs that were expensed as part of advertising media expenditures for the first three quarters of 2008 were $133,615. The Company did not have any web design expenses for the first three quarters of 2007.
The selling, general and administrative expenses for the nine month period ended August 31, 2008 were $16,914,888 versus $15,250,296 for the same period in 2007. The increase was primarily due to increased charitable donations of inventory of $396,062, increased shipping costs of $301,319, increased sales commissions and selling expenses of $170,357, increased royalties of $99,576, increased computer costs of $61,348, decrease in costs allocated to costs of goods sold of $241,124, increased legal and accounting of $89,619 primarily for the registration of the Company’s international trademarks and increased personnel costs of $242,299. As part of its efforts to enhance its marketing strategy, the Company has invested in the increase of its marketing staff. This has resulted in increased personnel and related support costs. It is anticipated that the positive results of this marketing investment will be seen in future periods. Earnings were impacted during the first half of 2007 by transaction expenses related to the proposed acquisition of the Company by Dubilier as disclosed in Note 14. Transaction expenses incurred during the nine month period ended August 31, 2007 were $717,850.
The effective tax rate for the first nine months of 2008 was 41.8% versus 42.1% for the first nine months of 2007. Changes to the tax rate are due in part to changes in the deferred tax assets.
The Company’s financial position as of August 31, 2008 consisted of current assets of $34,409,921 and current liabilities of $8,657,593, or a current ratio of 4.0 to 1. Shareholders’ equity decreased from $30,750,318 as of November 30, 2007 to $30,515,556 as of August 31, 2008. The decrease was due to dividends declared of $2,257,422 during the nine months of 2008, while net income increased $2,235,795 and unrealized income decreased $213,136.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
The Company’s cash and cash equivalents were $5,121,420 as of August 31, 2008, a decrease of $1,622,540 from November 30, 2007. The decrease was mainly due to the Company purchasing marketable securities, capital expenditures and the payment of dividends. As of August 31, 2008, the Company had $9,444,177 of short term marketable securities and $3,675,000 of non-current securities. The Company’s cash and cash equivalents together with both short and long term marketable securities, net of current liabilities were $9,583,008 as of August 31, 2008.
The Company’s cash flow from operations provided net cash of $1,188,175 for the nine months ended August 31, 2008. For the nine months ended August 31, 2007, net cash of $1,657,016 was provided by the Company’s operations.
The Company’s long term investments as of August 31, 2008 were $3,675,000. Please refer to footnote No. 7 of the financial statements for further information regarding the Company’s investments.
Accounts receivable, net of reserves, were $8,280,323 as compared to $9,119,179 for August 31, 2008 and November 30, 2007, respectively. Inventories, net of reserves, were $8,845,081 for August 31, 2008 as compared to $7,857,322 for November 30, 2007. Inventory is higher to satisfy sales and customer requirements for the fourth quarter of 2008. Accounts payable and accrued expenses decreased to $7,825,152 for August 31, 2008 from $8,354,458 for November 30, 2007. The Company was not utilizing any of the funds available under its $20,000,000 unsecured credit line as of August 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company’s financial statements record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value). The investments are, categorically listed, in “Common Stock”, “Mutual Funds”, “Other Equity”, “Preferred Stock”, “Government Obligations” and “Corporate Obligations.” $96,530 of the Company’s $13,119,177 portfolio of investments (approximate, as at August 31, 2008) is invested in the “Common Stock” and “Other Equity” categories, and approximately $2,532,672 in that category are Preferred Stock holdings. The Company invests in various investment securities. Investment securities are exposed to various risks such as interest rates, market and credit risks. Due to the level of risk associates with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will incur in the near term. The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions; therefore, the Company does not believe that its investment-market risk is material.
ITEM 4. CONTROLS AND PROCEDURES
With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2008.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) subsequent to the date the controls were evaluated that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

CCA INDUSTRIES, INC.
PART II OTHER INFORMATION
Item 1. Legal Proceedings:
None.
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
Item 6. Exhibits and Reports on Form 8-K:
(a) Exhibits
The following reports were filed with the Securities and Exchange Commission during the three months ended August 31, 2008:
(1)	Form 10-Q, filed on July 10, 2008 for the quarter ended May 31, 2008

(11)	Computation of Earnings Per Share*

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)*

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)*

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350*

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350*

*	Filed herewith.

CCA INDUSTRIES, INC.
PART II OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K (Continued):
(b) Reports on Form 8-K.
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 14, 2008

CCA INDUSTRIES, INC.

By:	/s/ DAVID EDELL

David Edell, Chief Executive Officer

By:	/s/ STEPHEN A. HEIT

Stephen A. Heit, Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
(11)	Computation of Earnings Per Share*
(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)*
(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)*
(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350*

*	Filed herewith.