Form 10-K
period 2008-11-30
CCA INDUSTRIES INC
filed 2009-03-02
CIK 721447

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended November 30, 2008
Commission File Number 001-31643
CCA INDUSTRIES, INC.
(Exact Name of Registrant as specified in Charter)

DELAWARE	04-2795439

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
200 Murray Hill Parkway, East Rutherford, New Jersey 07073
(Address of principal executive offices, including zip code)
(201) 330-1400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of Class)
Class A Common Stock, par value $.01 per share
(Title of Class)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant (i.e., by persons other than officers and directors of the Registrant), at the closing sales price $8.78 on May 31, 2008, was as follows:

Class of Voting Stock	Market Value

4,940,667 shares; Common
Stock, $.01 par value	$43,379,056
On February 25, 2009 there was an aggregate of 7,054,442 shares of Common Stock and Class A Common Stock of the Registrant outstanding.

CROSS REFERENCE SHEET

Headings in this Form
Form 10-K	10-K for Year Ended
Item No.	November 30, 2008

1. Business	Business

2. Property	Property

3. Legal Proceedings	Legal Proceedings

4. Submission of Matters to a Vote of Security Holders	Submission of Matters to a Vote of Security Holders

5. Market for Registrant’s Common Equity and Related Stockholder Matters	Market for the Company’s Common Stock and Related Shareholder Matters

6. Selected Financial Data	Selected Financial Data

7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Management’s Discussion and Analysis of Financial Condition and Results of Operations

7A. Quantitative and Qualitative Disclosures about Market Risk	Quantitative and Qualitative Disclosures about Market Risk

8. Financial Statements and Supplementary Data	Financial Statements and Supplementary Data

9. Changes In and Dis-agreements With Accountants On Accounting and Financial Disclosure	Changes In and Dis-agreements With Accountants On Accounting and Financial Disclosure

9A. Controls and Procedures	Controls and Procedures

10. Directors and Executive Officers of the Registrant	Directors and Executive Officers of the Registrant

- ii -

Headings in this Form
Form 10-K	10-K for Year Ended
Item No.	November 30, 2008

11. Executive Compensation	Executive Compensation

12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

13. Certain Relationships and Related Transactions	Certain Relationships and Related Transactions

14. Principal Accountant Fees and Services	Principal Accountant Fees and Services

15. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K	Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

- iii -

- iv -

PART I
Item 1. BUSINESS
(a) General
CCA INDUSTRIES, INC. (hereinafter, “CCA” or the “Company”) was incorporated in Delaware in 1983.
The Company operates in one industry segment, in what may be generally described as the health-and-beauty aids business, selling numerous products in several health-and-beauty aids and cosmeceutical categories. All of the Company’s products are manufactured by contract manufacturers, pursuant to the Company’s specifications and formulations.
The Company owns registered trademarks, or exclusive licenses to use registered trademarks, that identify its products by brand-name. Under most of the brand names, the Company markets several different but categorically-related products. The principal brand and trademark names include “Plus+White” (oral health-care products), “Sudden Change” (skin-care products), “Nutra Nail” and “Power Gel” (nail treatments), “Bikini Zone” (pre and after-shave products), “Mega — T” Green Tea (dietary products), “Mega – T” chewing gum (anti-oxidant dietary product), “Hair Off” (depilatories), “IPR” (foot-care products), “Solar Sense” (sun-care products), “Wash ‘N Curl” (shampoos), “Cherry Vanilla” and other Vanilla fragrances (perfumes), Pain Bust-R (topical analgesic) and “Scar Zone” (scar diminishing cream).
All Company products are marketed and sold to major drug and food chains, mass merchandisers, and wholesale beauty-aids distributors throughout the United States. In addition, certain of the Company’s products are sold internationally, through distributors or directly.
The Company recognizes sales at the time its products are shipped to customers. However, while sales are not formally subject to any contract contingency, returns are accepted if it is in the best interests of the Company’s relationship with the customer. The Company thus estimates ‘unit returns’ based upon a review of the market’s recent-historical acceptance of subject products as well as current market-expectations, and equates its reserves for estimated returns in the sum of the gross profits, in the five preceding months, realized upon an equivalent number of subject-product sales. (See Item 15, Financial Statements, Note 2). Of course, there can be no precise going-forward assurance in respect to return rates and gross margins, and in the event of a significant increase in the rate of returns, the circumstance could have a materially adverse affect upon the Company’s operations.
The Company’s net sales in fiscal 2008 were $ 56,741,133. Gross profits were $34,971,991. International sales accounted for approximately 4 % of sales. The Company had a net profit of $1,412,886 for fiscal 2008. Net worth at November 30, 2008 was $ 28,253,879.

Including the principal members of management (see Directors and Executive Officers), the Company, at November 30, 2008, had 152 sales, administrative, creative, accounting, receiving, and warehouse personnel in its employ.
(b) Manufacturing and Shipping
The Company creates and/or oversees formulations, chooses colors and mixtures, and arranges with independent contractors for the manufacture of its products pursuant to Company specifications. Manufacturing and component-supply arrangements are maintained with various manufacturers and suppliers. All orders and other product shipments are delivered from the Company’s own warehouse facilities, which results in more effective inventory control, more efficient shipping procedures, and the realization of related economies.
(c) Marketing
The Company markets its products to major drug, food and mass-merchandise retail chains, warehouse clubs and leading wholesalers, through an in-house sales force of employees and independent sales representatives throughout the United States.
The Company sells its products to approximately 250 accounts, most of which have numerous outlets. Approximately 40,000 stores carry at least one Company product (SKU).
During the fiscal year ended November 30, 2008, the Company’s largest customers were Wal-Mart (approximately 44% of net sales), Walgreens (approximately 10%), CVS (approximately 7%), Rite Aid (approximately 5%), and Target, (approximately 4%). The loss of any of these principal customers, or substantial reduction of sales revenues realized from their business, could materially and negatively affect the Company’s earnings.
Most of the Company’s products are not particularly susceptible to seasonal-sales fluctuation. However, sales of depilatory, sun-care and diet-aids products customarily peak in the spring and summer months, while fragrance-product sales customarily peak in the Fall and Winter months.
The Company employs brand managers who are responsible for the marketing of CCA’s brands. These managers work with the Company’s in-house advertising and art departments to create media advertising, packaging and point-of-purchase displays.
The Company primarily utilizes local and national television advertisements to promote its leading brands. On occasion, print and radio advertisements are engaged. In addition, and more-or-less continuously, store-centered product promotions are co-operatively undertaken with customers.
Each of the Company’s brand-name products is intended to attract a particular demographic segment of the consumer market, and advertising campaigns are directed to the respective market-segments.

The Company’s in-house advertising department is responsible for the selection of its media advertising. Placement is accomplished either directly or through media-service companies.
(d) “Wholly-Owned” Products
The majority of the Company’s sales revenues are from sales of the Company’s “wholly-owned” product lines (i.e., products sold under trademark names owned by the Company, and not subject to any other party’s interest or license), which include principally “Plus+White”, “Sudden Change”, “Wash ‘N Curl”, “Bikini Zone”, “Mood Magic”, “Mega -T”, “Cherry Vanilla”, and “Scar Zone”.
(e) All Products
The Company’s gross sales net of returns by category percentage were: Dietary Supplement 32.7%; Skin Care 29.3%; Oral Care 24.6%; Nail Care 10.3%; Fragrance 2.7% and Hair Care and Miscellaneous 0.4%.
(f) License-Agreements Products
i. Alleghany Pharmacal
In 1986, the Company entered into a license agreement with Alleghany Pharmacal Corporation (the “Alleghany Pharmacal License”). The Alleghany Pharmacal License agreement provides that if, and when, in the aggregate, $9,000,000 in royalties had been paid thereunder, the royalty-rate for those products ‘charged’ at 6% would be reduced to 1%. The Company paid an aggregate of $9,000,000 in royalties to Allegheny as of April 2003. Commencing May 1, 2003, the license royalty was reduced to 1%. The Company accrued royalties totaling $82,541 to Alleghany Pharmacal for the fiscal year ended November 30, 2008.
ii. Solar Sense, Inc.
CCA commenced the marketing of its sun-care products line following a May 1998 License Agreement with Solar Sense, Inc. (the “Solar Sense License”), pursuant to which it acquired the exclusive right to use the trademark names “Solar Sense” and “Kids Sense” and the exclusive right to market mark-associated products. The Solar Sense License requires the Company to pay a royalty of 5% on net sales of said licensed products until $1 million total royalties are paid. The Company accrued royalties of $56,051 to Solar Sense, Inc. for the fiscal year ended November 30, 2008.

iii. The Nail Consultants Ltd.
In October of 1999, the Company entered into a License Agreement with The Nail Consultants, Ltd. for the use of an activator invented in connection with a method for applying a protective covering to fingernails. The Company’s License Agreement with The Nail Consultants, Ltd. is for the use of the method and its composition in a new product kit packaged and marketed by CCA under its own name, “Nutra Nail Power Gel”. The Company is required to pay a royalty of 5% of net sales of all products sold under the license, by the Company. The Company accrued royalties totaling $37,071 to The Nail Consultants, Ltd. for the fiscal year ended November 30, 2008.
iv. Dr. Stephen Hsu — Green Tea
Stephen Hsu, PhD., research faculty member of the Medical College of Georgia, entered into an agreement with the Company on February 26, 2004, to create green tea skin care products based on his years of research related to the various uses of green tea anti-oxidants for skin care problems.
Dr. Hsu collaborated with Drew Edell, Vice-President of Research and Development for the Company, to create and file a patent application for a special anti-oxidant green tea serum to be used for topical skin application. The patent was filed in November 2004, and is still in review with the U.S. Patent Office.
Dr. Hsu is entitled to a commission of 3% on the net factory sales of all of the Company’s products using the green tea serum created exclusively for the Company. The Company accrued commissions totaling $240,215 to Dr. Hsu for the fiscal year ended November 30, 2008.
v. Mega -T Green Tea Chewing Gum and Mints
On May 18, 2004, The Company entered into a license agreement with Tea-Guard, Inc. to manufacture and distribute Mega -T Green Tea chewing gum and Mega -T Green Tea mints. The license agreement requires the Company to pay a royalty of 6% of net sales for the products sold under the license agreement. There is a minimum annual royalty of $250,000 per annum, which was waived by Tea-Guard, Inc. for the one year period ended February 28, 2008. The minimum payments are required to maintain the Company’s exclusivity for the sale of the products and to continue marketing the products and until royalties have aggregated to $10,000,000, at which time all royalty obligations cease. Except as to maintain its rights to “exclusivity”, the Company has no obligation to meet minimum royalty requirements. The Company commenced sales of the Mega -T Green Tea Chewing Gum in July 2004. The Company accrued royalties to Tea-Guard, Inc. totaling $44,866 for the fiscal year ended November 30, 2008.
vi. Pain Bust R
Effective November 3, 2008, the Company entered into an agreement with Continental Quest Corp., to purchase certain United States trademarks and inventory relating to the Pain Bust R business for $285,106 paid at closing. In addition, the Company agreed to pay a royalty equal to 2% of net sales of all Pain Bust R products, which are topical analgesics, until an aggregate royalty of $1,250,000 is paid, at which time the royalty payments will cease.

vii. Other Licenses
The Company is not party to any other license agreement that is currently material to its operations.
(g) Trademarks
The Company’s own trademarks and licensed-use trademarks serve to identify its products and proprietary interests. The Company considers these marks to be valuable assets. However, there can be no assurance, as a practical matter, that trademark registration results in marketplace advantages, or that the presumptive rights acquired by registration will necessarily and precisely protect the presumed exclusivity and asset value of the marks.
(h) Competition
The market for cosmetics and perfumes, and health-and-beauty aids products in general, including patent medicines, is characterized by vigorous competition among producers, many of whom have substantially greater financial, technological and marketing resources than the Company. Major competitors such as Revlon, L’Oreal, Colgate, Coty, Unilever, and Procter & Gamble have Fortune 500 status, and the broadest-based public recognition of their products. Moreover, a substantial number of other health-and-beauty aids manufacturers and distributors may also have greater resources than the Company.
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
(j) Dubilier Transaction
On November 1, 2006, the Company entered into a letter of intent with Dubilier and Company (“Dubilier”) relating to a proposed acquisition of the Company by Dubilier to take the Company private. Dubilier did not arrange the necessary financing and the acquisition was terminated on April 10, 2007. The Company incurred $717,850 of expenses directly related to the proposed transaction that were charged on its 2007 Statement of Operations.

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
The lease requires the Company to pay for additional expenses, Common Area Maintenance (“CAM”), which includes real estate taxes, common area expense, utility expense, repair and maintenance expense and insurance expense. For the year ended November 30, 2008, CAM was estimated at $150,000.
On September 26, 2007, the Company entered into an additional lease for warehouse space with Ninth Avenue Equities Co., Inc. for four and a half years commencing November 1, 2007. The premises comprise 16,438 square feet of space. The Company is obligated to pay maintenance which includes but is not limited to real estate taxes and all other common area expenses. The annual rental is $123,285. For the year ended November 30, 2008, CAM was $28,150.
Item 3. LEGAL PROCEEDINGS
All of the 13 legal proceedings against the Company related to the Company’s dietary suppressant products that contained phenylpropanolamine (“PPA”) and were previously sold, were dismissed with prejudice.
There is no significant litigation presently outstanding against the Company.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On June 25, 2008, the Company held its annual meeting of shareholders. The actions taken, and the voting results thereupon, were as follows:
(1) David Edell, Ira W. Berman, Jack Polak, and Stanley Kreitman were elected as directors by the holders of Class A Common Stock. The Class A Common Stock shareholders have the right to elect four members of the Board of Directors. No proxy was solicited therefore, whereas Messrs. Berman and Edell own 100% of the Class A Common Stock, and they proposed themselves, Mr. Polak and Mr. Kreitman.
(2) As proposed by Management, Dunnan Edell, Robert Lage and Seth Hamot were elected as directors by the holders of the Common Stock.

(3) The Board’s appointment of KGS LLP as the Company’s independent certified public accountants for the 2008 fiscal year was approved.
The Company has not submitted any matter to a vote of security holders since the 2008 Annual Meeting.
PART II

Item 5.	MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
The Company’s Common Stock is traded on the New York Stock Exchange Alternext US under the symbol “CAW.”
The range of high and low sales prices of the Common Stock during each quarter of its 2008, 2007 and 2006 fiscal years was as follows:

Quarter Ended	2008	2007	2006
February 29	$9.90 – $8.91	$12.12 – $11.06	$11.45 – $7.80
May 31	$9.65 – $8.53	$12.04 – $9.03	$11.10 – $9.95
August 31	$8.85 – $6.35	$10.60 – $8.94	$10.40 – $9.41
November 30	$6.40 – $3.60	$10.25 – $9.20	$11.73 – $9.49
The high and low prices for the Company’s Common Stock, on February 2, 2009 were $3.11 to $3.02 per share.
As of November 30, 2008, there were approximately 141 individual shareholders of record of the Company’s common stock. (There are a substantial number of shares held of record in various street and depository trust accounts, which represent approximately 1,000 additional shareholders.)
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
On December 5, 2007, the board of directors declared a $0.10 per share dividend for the first quarter ending February 29, 2008. The dividend was payable to all shareholders of record as of February 1, 2008, and was paid on March 1, 2008. On February 25, 2008, the board of directors declared an $0.11 per share dividend for the second quarter ending May 31, 2008. The dividend was payable to all shareholders of record as of May 1, 2008, and payable on June 1, 2008. On July 7, 2008, the board of directors declared an $0.11 per share dividend for the third quarter ending August 31, 2008. The dividend was payable to all shareholders of record as of August 1, 2008, and payable on September 1, 2008. On October 13, 2008, the board of directors declared a $0.11 per share dividend for the fourth quarter ending November 30, 2008. The dividend was payable to all shareholders of record as of November 1, 2008, and payable on December 1, 2008.
On January 28, 2009, the Board of Directors declared a $0.11 per share dividend for the first quarter of 2009 to all shareholders of record as of February 3, 2009 and payable on March 3, 2009.

Item 6. SELECTED FINANCIAL DATA

	Year Ended November 30,
	2008	2007	2006	2005	2004
Statement of Income
Sales, Net (1)	$56,741,133	$59,832,157	$63,302,220	$61,181,344	$59,008,135
Other income	716,813	1,045,710	797,803	572,909	850,196
Costs and Expenses (1)	54,991,547	51,283,141	55,183,378	54,646,715	50,484,052
Income before provision for Income Taxes	2,466,399	9,594,726	8,916,645	7,107,528	9,374,279
Net Income	$1,412,886	$5,537,795	$5,604,251	$3,785,502	$5,796,663

Earnings Per Share:
Basic	$.20	$.79	$.80	$.53	$.78	*
Diluted	$.20	$.78	$.79	$.52	$.75	*
Weighted Average Number of Shares Outstanding	7,054,442	7,029,611	7,034,276	7,145,297	7,399,472	*
Weighted Average Number of Shares and Common Stock Equivalents Outstanding	7,061,646	7,058,889	7,133,332	7,317,994	7,680,781	*

	As At November 30,
	2008	2007	2006	2005	2004

Balance Sheet Data:
Working Capital	$23,836,264	$24,922,016	$22,295,983	$18,602,107	$13,562,389

Total Assets	39,345,861	39,903,876	36,516,571	35,309,308	31,556,577

Total Liabilities	11,091,982	9,153,558	9,131,780	9,309,652	8,034,530
Total Shareholders’ Equity	28,253,879	30,750,318	27,284,791	25,999,656	23,522,047

(1)
Certain additional promotional expenses were re-classified during 2006 from an expense to a reduction of net sales. In order to have an accurate comparison, the same expenses were re-classified accordingly for the years ended November 30, 2004 and 2005. The reclassification did not affect the net income for those years.

*	Adjusted for 2% stock dividend in 2004.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Comparison of Results for Fiscal Years 2008 and 2007
The Company’s net sales decreased from $59,832,157 for the fiscal year ended November 30, 2007 to $56,741,133 for the fiscal year ended November 30, 2008. Net sales reflected an adjustment after reclassifying certain advertising expenses from selling expense to a reduction of net sales, which does not affect net income, and is more fully described in the footnotes to the financial statements. During fiscal 2008, the amount of advertising expenses that were classified as a reduction of net sales was $4,557,507, versus $5,184,112 in fiscal 2007, reflecting a decrease in the net sales reduction of $626,605. Gross sales were lower primarily in the oral care and fragrance categories. Sales returns and allowances were 11.6% of gross sales for fiscal 2008 versus 9.6% in fiscal 2007. Sales returns were higher primarily due to a primary customer’s integration of a retail store chain that it had acquired into its operations that resulted in some store closings. The Company also had $321,070 of returns, primarily in the first three quarters of fiscal 2008, from the unsuccessful launch of Pound-X, a dietary supplement launched in the fourth quarter of 2006. In addition, the Company expanded its use of coupons resulting in an expense increase of $387,517 that was charged against sales allowances. The Company continually has returns of products that have been phased out and replaced by new items as part of its marketing plan. Gross profit margins declined from 63.6% in fiscal 2007 to 61.6% in fiscal 2008. The change in the gross profit margin was primarily due to the higher returns and sales allowances in fiscal 2008. In addition, due to the significantly higher fuel costs in 2008, there was an increase in the cost of goods including delivery charges.
The Company’s net sales, by category were: Dietary Supplement $18,531,613 or 33%, Skin Care $16,623,447 or 29%, Oral Care $13,944,877 or 25%, Nail Care $5,816,461 or 10%, Fragrance $1,532,679 or 3%, and Hair Care and Miscellaneous $292,056 or 0%.
Income before taxes was $2,466,399 for fiscal 2008 as compared to $9,594,726 for fiscal 2007, a decrease of $7,128,327. The decrease was primarily due to a $3,684,860 increase in media and co-operative advertising in fiscal 2008 versus fiscal 2007. In addition, for the reasons as previously noted, fiscal 2008 returns and allowances were higher by $1,106,135 as compared to fiscal 2007. Other income declined $328,897, primarily due to lower interest rates. Cost of goods increased as a result of the increased fuel costs, including delivery charges of raw materials and components and higher testing costs. Due to the significantly increased fuel charges in 2008, the cost of freight out increased from 4.1% of gross sales in fiscal 2007 to 4.9% of gross sales in fiscal 2008. In an effort to attract new customers, the Company increased its use of advertising in newspaper inserts. Expenses were also higher due to increased donations of inventory in fiscal 2008; however that also resulted in an increased tax benefit which offset the higher expense and created a deferred tax benefit that will be utilized in future periods.

The allowance for doubtful accounts is a combination of specific and general reserve amounts relating to accounts receivable. The general reserve is calculated based on historical percentages applied to aged accounts receivable and the specific reserve is established and revised based on individual customer circumstances. This allowance increased from $141,607 as of November 30, 2007 to $154,290 as of November 30, 2008. The increase is directly attributable to a higher reserve for specific disputes.
The reserve for returns and allowances is based on a reserve for returns equal to its gross profit on its historical percentage of returns on its last five month’s sales, and a specific reserve based on customer circumstances. This allowance increased from $1,696,961 as of November 30, 2007 to $2,112,426 as of November 30, 2008. Of this amount, allowances and reserves in the amount of $1,443,688, which are anticipated to be deducted from future invoices, are included in accrued liabilities. The increase is mainly due to the timing of the Company’s sales.
The reserve for inventory obsolescence is based on a detailed analysis of inventory movement. The reserve decreased from $604,746 as of November 30, 2007 to $578,941 as of November 30, 2008.
In accordance with GAAP (generally accepted accounting principles), the Company reclassified certain advertising and promotional expenditures as a reduction of sales rather than report them as expenses, which has no affect on the net income. This reclassification is the adoption by the Company of EITF 00-14 “Accounting for Certain Sales Incentives” (codified by EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products”), as more fully described in footnote 2 (“Sales Incentives”), of the financial statements for fiscal 2008. The reclassification reflects a reduction in sales for the fiscal years ended November 30, 2008 and 2007 by $4,557,507 and $5,184,112 respectively.
For the year ended November 30, 2008, the Company had revenues of $57,457,946, and net income of $1,412,886, after a provision of $1,053,513 for taxes. For the year ended November 30, 2007, the Company had revenues of $60,877,867, and net income of $5,537,795, after a provision of $4,056,931 for taxes. Fully diluted earnings per share for fiscal 2008 were $0.20 as compared to $0.78 for fiscal 2007. As noted earlier, earnings in fiscal 2007 were impacted by the recording of $717,850 of transaction expenses related to the proposed acquisition of the Company by Dubilier and Company. Other income decreased from $1,045,710 for fiscal 2007 to $716,813 in fiscal 2008, primarily due to the decrease in interest rates.
The effective tax rate for fiscal 2008 was 42.7% of income before tax as compared to 42.3% for fiscal 2007. The slight increase in the tax rate was due to the timing of certain tax deductions in fiscal 2008 versus 2007, which resulted in a $321,855 increase in deferred tax assets.

For fiscal 2008, advertising, cooperative and promotional expenses were $10,466,740 as compared to $6,956,407 for fiscal 2007, or an expense increase of $3,510,333. Advertising expenses were 18.4% of net sales for fiscal 2008 versus 11.6% for fiscal 2007. The increase in advertising expense was due to the Company supporting a new leading diet product.
Selling, general and administrative expenses increased from $21,266,327 in fiscal 2007 to $22,122,849 in fiscal 2008. The increase was primarily due to higher freight out costs as a result of the significant increase in fuel costs, increased selling expenses, and higher donations of inventory as earlier noted.
As of November 30, 2008, there was $1,286,692 of open cooperative advertising commitments, of which $748,082 is from 2008, $503,064 is from 2007 and $35,546 is from 2006. The Company’s total cooperative advertising commitment decreased from $6,800,000 in fiscal 2007 to $6,264,562 in fiscal 2008. Cooperative advertising is advertising that is run by the retailers in which the Company shares in part of the cost. If it becomes apparent that this cooperative advertising was not utilized, the unclaimed cooperative advertising will be offset against the expense during the fiscal year in which it is determined that it did not run. This procedure is consistent with the prior year’s methodology with regard to the accrual of unsupported cooperative advertising commitments.
Comparison of Results for Fiscal Years 2007 and 2006
The Company’s net sales decreased from $63,302,220 in the 2006 fiscal year to $59,832,157 in the 2007 fiscal year. Net sales were adjusted after reclassifying certain advertising expenses from selling expense to a reduction of net sales, which does not affect the net income, and is more fully described in the footnotes to the financial statements for fiscal 2007. During fiscal 2007, the amount of advertising expenses that were classified as a reduction of net sales was $5,184,112, versus $4,013,619 in fiscal 2006, reflecting an increased net sales reduction of $1,170,493. The Company had been working to adjust its business model by decreasing the amount of its media advertising and focusing more on co-operative advertising with its retail partners. A major portion of the Company’s co-operative advertising is reclassified as a reduction of net sales. The decrease in net sales is attributable to the higher sales incentives, discontinued products and higher sales returns. Sales returns and allowances were 9.6% of gross sales for fiscal 2007 versus 8.7% in fiscal 2006. Sales returns were higher due to the Company’s unsuccessful launch of Pound-X, a dietary supplement launched in the fourth quarter of 2006, and the returns of other products that were phased out and replaced by new items. Gross profit margins increased slightly from 63.3% in fiscal 2006 to 63.6% in fiscal 2007.
The Company’s gross sales net of returns and allowances, but before promotional charges, by category were: Dietary Supplement $20,351,748 or 31% of sales, Skin Care $18,862,125 or 29% of sales, Oral Care $16,375,634 or 25% of sales, Nail Care $6,977,616 or 11% of sales, Fragrance $2,259,648 or 3% of sales, and Hair Care and Miscellaneous $686,142 or 1% of sales.
Income before taxes was $9,594,726 for fiscal 2007 as compared to $8,916,645 for fiscal 2006, an increase of $678,081. The increase was primarily due to a decrease in media advertising in 2007 versus 2006 as the Company focused more on co-operative advertising as noted above.

On November 1, 2006 the Company entered into a letter of intent with Dubilier and Company relating to a proposed acquisition of the Company by Dubilier, and as more fully described in Note 15 of the financial statements for fiscal 2008. The proposed transaction was formally terminated by the Company on April 10, 2007. During fiscal 2007, the Company incurred expenses related to the proposed transaction of $717,850, which is reflected on the financial statements as a special transaction expense.
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
The reserve for returns and allowances is based on a reserve for returns equal to its gross profit on its historical percentage of returns on its last five month’s sales, and a specific reserve based on customer circumstances. This allowance decreased from $1,851,653 as of November 30, 2006 to $1,696,961 as of November 30, 2007. Of this amount, allowances and reserves in the amount of $964,266, which are anticipated to be deducted from future invoices, are included in accrued liabilities. The decrease is mainly due to the timing of the Company’s sales.
The reserve for inventory obsolescence is based on a detailed analysis of inventory movement. The reserve decreased from $777,715 as of November 30, 2006 to $604,746 as of November 30, 2007.
In accordance with GAAP (generally accepted accounting principles), the Company reclassified certain advertising and promotional expenditures as a reduction of sales rather than report them as expenses, which has no affect on the net income. This reclassification is the adoption by the Company of EITF 00-14 “Accounting for Certain Sales Incentives” (codified by EITF 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products”), as more fully described in footnote 2 (“Sales Incentives”), of the financial statements for fiscal 2008. The reclassification reflects a reduction in sales for the fiscal years ended November 30, 2007 and 2006 by $5,184,112 and $4,013,619 respectively. The increase was due to the Company focusing more on co-operative advertising, most of which is reclassified as a reduction of sales.
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
For fiscal 2007, advertising, cooperative and promotional expenses were $6,956,407 as compared to $10,345,407 for fiscal 2006, or an expense reduction of $3,389,000. Advertising expenses were 11.6% of net sales for fiscal 2007 versus 16.3% for fiscal 2006. The reduction in advertising expense was due to the Company focusing more on cooperative advertising with its retail partners and less on media advertising. Most of the Company’s cooperative advertising is reflected as a reduction of net sales in accordance with GAAP.
Selling, general and administrative expenses increased slightly from $21,104,728 in fiscal 2006 to $21,266,327 in fiscal 2007. The increase was primarily due to increased compensation and related benefit costs as a result of hiring additional marketing personnel, as well as salary increases in the normal course of business.
As of November 30, 2007, there was $1,839,016 of open cooperative advertising commitments, of which $1,241,482 is from 2007, $226,427 is from 2006 and $371,107 is from 2005. The Company’s total cooperative advertising commitment increased from $6,484,840 in fiscal 2006 to $6,800,000 in fiscal 2007. Cooperative advertising is advertising that is run by the retailers in which the Company shares in part of the cost. If it becomes apparent that this cooperative advertising was not utilized, the unclaimed cooperative advertising will be offset against the expense during the fiscal year in which it is determined that it did not run. This procedure is consistent with the prior year’s methodology with regard to the accrual of unsupported cooperative advertising commitments.
Liquidity and Capital Resources
As of November 30, 2008, the Company had working capital of $23,836,264 as compared to $24,922,016 at November 30, 2007. The ratio of total current assets to current liabilities is 3.2 to 1 as compared to a ratio of 3.8 to 1 for the prior year. Stockholders’ equity decreased to $28,253,879 in fiscal 2008 from $30,750,318 in fiscal 2007. The decrease was due to an increase in dividends declared from $2,109,040 in fiscal 2007 to $3,033,411 in fiscal 2008, and an increase in unrealized losses on marketable securities of $875,914. The Company did not purchase any treasury stock during fiscal 2008.

The Company’s cash position and short-term investments at November 30, 2008 were $15,583,056, versus $14,747,784 as at November 30, 2007. Non-current or long term investments were $2,945,740 at November 30, 2008 versus $4,801,504 as at November 30, 2007. The Company paid cash dividends during fiscal 2008 in the amount of $2,892,322, representing the dividends declared at the end of fiscal 2007 but not paid until fiscal 2008 of $634,900 and $2,257,422 in dividends declared and paid for fiscal 2008. As of November 30, 2008, there were dividends declared but not paid of $775,989. The Board of Directors increased the dividends declared during fiscal 2008 resulting in the larger amount of paid cash dividends in fiscal 2008 versus fiscal 2007. The securities the Company purchased are all classified as “Available for Sale Securities”, and are reported at fair market value as of November 30, 2008, with the resultant unrealized gains or losses reported as a separate component of shareholders’ equity. Due to the current securities market conditions, the Company cannot ascertain the risk of any future change in market value. Our investments are spread among many different Obligors and Municipalities to decrease the risk due to any specific concentrations.
The Company’s investment in property and equipment consisted mostly of computer hardware and software, racking for our warehouse facilities, leasehold improvements and furniture to accommodate our personnel in addition to tools and dies used in the manufacturing process.
Inventories were $7,932,798 and $7,857,322, as of November 30, 2008 and 2007 respectively. The Company increased the amount of inventory on hand in order to accommodate its customer’s needs for just in time inventory shipments. In addition, the inventory obsolescence reserve was reduced from $604,746 to $578,941.
Accounts receivable as of November 30, 2008 and 2007 were $8,230,716 and $9,119,179 respectively. The decrease in accounts receivable is due to the timing of the Company’s sales. Accounts Receivable allowances and reserves decreased in the aggregate by $51,273 from November 30, 2007 to November 30, 2008. The reserves were higher as of November 30, 2007 due to additional provisions for Pound-X, a dietary supplement product which was discontinued. The Company does not anticipate any further Pound-X returns that would be material.
The amount of deferred income tax reflected as a current asset increased from $765,821 as of November 30, 2007 to $973,732 as of November 30, 2008. The increase was mainly due to the increase of deferred tax credits for charitable contributions during fiscal 2008. Other material components of the deferred tax asset are the timing differences caused by changes in the reserve for returns, inventory and bad debt, as well as the accrual for unused vacation pay. The Company anticipates that these amounts will be deductible in future tax years. The amount of non-current deferred tax increased from $29,475 as of November 30, 2007 to $143,419 as of November 30, 2008. The increase was due to a portion of the charitable contributions for which the benefit is estimated to be beyond the 2009 fiscal year, and thus has been classified as a long term asset.
Current liabilities are $11,016,196 and $9,038,676, as of November 30, 2008 and 2007 respectively. Current liabilities at November 30, 2008 consisted of accounts payable, accrued liabilities, short term capital lease obligations and dividends payable. The Company’s only long term obligation is for a portion of its capitalized leases, which is for certain office and warehouse equipment. At November 30, 2008, the Company had long and short-term triple A investments and cash of $18,528,796 as compared to $19,549,288 as of November 30, 2007. As of November 30, 2008, the Company was not utilizing any of the funds available under its $20,000,000 unsecured credit line. During fiscal 2007, 52,089 shares of Company Common Stock were issued to Dunnan Edell, the Company’s President, upon his exercise of stock options for 55,000 shares.

Inventory, Seasonality, Inflation and General Economic Factors
The Company attempts to keep its inventory for every product at levels that will enable shipment against orders within a three-week period. However, certain components must be inventoried well in advance of actual orders because of time-to-acquire circumstances. For the most part, purchases are based upon projected quarterly requirements, which are projected based upon sales indications received by the sales and marketing departments, and general business factors. All of the Company’s contract-manufacture products and components are purchased from non-affiliated entities. Warehousing is provided at Company facilities, and all products are shipped from the Company’s warehouse facilities.
The Company does not have any products that are particularly seasonal, but sales of its sun-care, depilatory and diet-aid products usually peak during the spring and summer seasons, and perfume sales usually peak in fall and winter. The Company does not have a product that can be identified as a ‘Christmas item’.
The Company plans to continue to promote its sales through an advertising program consisting of a combination of media and co-op advertising. We continue to invest money into research and development to build our core products to become leaders in their respective categories. We are trying to decrease the amount of “on hand” inventory we stock; however to better service our customers we often find it difficult to reduce our “safety stock”. We continue to evaluate our sales staff and to try to attract aggressive salespeople to increase the distribution of our current product line. We are also continuing to look for additional businesses or product lines which we think will help the company to grow and are also reviewing possible acquisitions or any other offers which we feel will enhance shareholders’ value.
Because our products are sold to retail stores (throughout the United States and, in small part, abroad), sales are particularly affected by general economic conditions. Accordingly, any adverse change in the economic climate can have an adverse impact on the Company’s sales and financial condition. The Company does not believe that inflation or other general economic circumstance that would further negatively affect operations can be predicted at present, but if such circumstances should occur, they could have material and negative impact on the Company’s net sales and revenues, unless the Company was able to pass along related cost increases to its customers. As noted earlier, significantly higher fuel costs resulted in higher cost of goods and freight out costs during fiscal 2008. On January 21, 2009, the Company filed Form 8-K with the United States Securities and Exchange Commission advising that Wal-mart had informed the Company that starting in March 2009, due to the slowdown in the economy, it will only carry the leading brands in their oral care sections. Therefore starting sometime in March, Wal-Mart will no longer be purchasing the company’s Plus+White oral care products brand. In 2008 the company’s net sales of Plus+White to Wal-Mart totaled $6 million.

Contractual Obligations
The following table sets forth the contractual obligations in total for each year of the next five years as at November 30, 2008. Such obligations include the current lease for the Company’s premises, written employment contracts and License Agreements.

	2009	2010	2011	2012	2013
Lease on Premises (1)	751,421	692,106	665,323	326,197	—
Royalty Expense (2)	25,000	25,000	25,000	25,000	25,000
Employment Contracts (3)	2,733,050	2,859,533	1,907,994	1,984,974	1,441,572
Open Purchase Orders	3,727,992

Total Contractual Obligations	7,227,463	3,700,155	2,619,348	2,343,463	1,466,572

(1)
The major lease is a net, net lease requiring a yearly rental of $327,684 plus Common Area Maintenance “CAM”. See Section Part I, Item 2. The rental provided above is the base rental and estimated CAM. CAM for 2008 is estimated at $150,000. The figures above do not include adjustments for the CPI. The lease has an annual CPI adjustment, not to cumulatively exceed 15% in any consecutive five year period. The lease expires on May 31, 2012 with a renewal option for an additional five years. On September 26, 2007, the Company entered into a warehouse lease with Ninth Avenue Equities Co., Inc. to lease 16,438 square feet of space known as Unit B located at Murray Hill Industrial Center in East Rutherford, New Jersey for a four and a half year period. The year end net rental expense including CAM was $28,150. The annual rental is $123,285 plus CPI adjustments, real estate taxes and common area maintenance expenses.

(2)
See Section Part I, Item 1(f). The Company is not required to pay any royalty in excess of realized sales if the Company chooses not to continue under the license. The figures set forth above reflect estimates of the royalty expense anticipated minimum requirements to maintain the licenses under the various contracts for the licensed products based on fiscal 2008 sales. Royalty expense includes Alleghany Pharmacal, Solar Sense, Nail Consultants, Tea-Guard, Inc. and Stephen Hsu, PhD.

(3)
The Company had executed Employment Contracts on December 1, 1993, with its CEO, David Edell, and its Chairman of the Board, Ira W. Berman. The contracts for both are exactly the same. The contracts expire on December 31, 2010. The contracts provide for a base salary which commenced in 1994 in the amount of $300,000 (plus a bonus of 20% of the base salary), with a year-to-year CPI or 6% increase, plus 2.5% of the Company’s pre-tax income less depreciation and amortization (EBITDA) plus certain fringe benefits including the cost of certain life insurance, auto expenses, and health insurance. (The 2.5% measure in the bonus provision of the Edell/Berman contracts was amended on November 3, 1998 so as to calculate it against earnings before income taxes, less depreciation, amortization and expenditures for media and cooperative advertising in excess of $8,000,000.) On May 24, 2001, the contract was amended increasing the base salary then in effect by $100,000 per annum. The contracts also provide that at the end of the term or upon retirement, Edell/Berman shall be retained by the Company as consultants at the consideration equal to 50% of the prior year’s salary and bonus for a five year period. The figures above include only the base salaries for the five years (plus the portion of the bonus equal to 20% of the base salary), an adjustment for CPI, and without estimating the 2.5% bonus provision, as that bonus is contingent upon future earnings, and also including most of the payments that would be due as consulting payments upon expiration or retirement (the portion based on the 2.5% bonus provision is not calculated into the consulting payment estimate). On June 1, 2001, the Company added a provision to the Contracts stating that in the event of death within the employment and consulting periods, the Company would be obligated for two successive years to pay the executive’s estate an amount equal to the annual base salary and bonus.

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

On February 10, 2006, the Board of Directors extended the employment contracts for Dunnan Edell and Drew Edell to December 31, 2010. On May 17, 2007, the employment contracts for Dunnan Edell and Drew Edell were amended by the Board of Directors, extending the contracts to November 30, 2012, and increasing Dunnan Edell’s base salary to $350,000 and Drew Edell’s base salary to $275,000.

Recent Accounting Pronouncements
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
In November 2007, the SEC issued Staff Accounting Bulletin No. 109 (“SAB 109”) which provides interpretive guidance regarding written derivative loan commitments that are accounted for at fair value through earnings. SAB 109 is effective for fiscal quarters beginning after December 15, 2007. The adoption of this statement has not had a material impact on the Company’s financial position or results of operation.
In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”) which provides interpretive guidance regarding the use of a “simplified” method in estimating the expected term of “plain vanilla” share options in accordance with FASB No. 123. SAB 110 is effective as of January 1, 2007. The adoption of this statement has not had a material impact on the Company’s financial position or results of operation.

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
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3 (“FSP FAS 142-3”) which amends the factors that should be considered in determining the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 141 (“SFAS No. 141). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of this staff position will have no material impact on the Company’s financial position or results of operation.
In October 2008, the FASB issued FASB Staff Position No. FAS 157-3 (“FSP FAS 157-3”) which clarifies the application of FASB Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”) in regard to fair value measurements of financial assets in a market that is not active. FSP FAS 142-3 became effective October 10, 2008 for all subsequent reporting periods. The adoption of this staff position has had no material impact on the Company’s financial position or results of operation.
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
There is No Assurance That The Business Will Continue to Operate Profitably.
In fiscal 2008, net sales were $56,741,133. Net income was $1,412,886. There is no assurance that all of the Company’s products will be successful. During 2008 consumer confidence was at a record low which had a general impact on retail sales.
Competition in the Cosmetic, Health and Beauty Aid Industry is Highly Competitive.
Reference is made to “Business ‘Sub-section’ of Competition.”
CLASS A Shareholders Retain Control of Board of Directors.
See “Voting” in the Proxy Statement dated May 15, 2008. Class A Shareholders, David Edell, CEO and Ira W. Berman, Chairman of the Board of Directors, have the right to elect four members to the Board of Directors. Common stockholders have the right to elect three members to the Board of Directors.
Future Success Depends on Continued Success of the Company’s Current Products and New Product Development.
The Company is not financially as strong as the major companies against whom it competes. The ability to successfully introduce new niche products and increase the growth and profitability of its current and new niche brand products will affect the business and prospects of the future of the Company and it relies upon the creativity and marketing skills of management.
Future Possible Litigation
Although there is no substantial litigation pending against the Company, there is always the possibility that one of the Company’s products could cause litigation by a consumer over and above the Company’s Product Liability Insurance. There are no such cases currently against the Company.
All of the company’s product must be in compliance with all FDA and states regulations and all products which are being manufactured for the Company by outside suppliers must conform to the FDA’s Good Manufacturing Practices requirements. It is the Company’s responsibility to ascertain that the suppliers do conform.

The Company Relies On A Few Large Customers For A Significant Portion Of Its Sales.
In fiscal 2008, Wal-Mart Stores Inc. represented approximately 44% of the Company’s total revenues. The Company’s ten largest customers accounted for 77% of the Company’s total revenues. The Company has no agreement with any of its customers to stock its products. The Company’s business would suffer materially if it lost Wal-Mart Stores, Inc. The loss of any of the Company’s 10 top customers could have an adverse effect on the Company’s financial results. On January 21, 2009, the Company filed Form 8-K with the United States Securities and Exchange Commission that Wal-Mart had advised the Company, that starting sometime in March, it would not be carrying the Company’s oral care product brand. The net sales of the oral care products totaled approximately $6 million in fiscal 2008, or 24% of Wal-Mart net sales.
The Company’s Dietary Supplement Business Could Be Adversely Affected By Unfavorable Scientific Studies Or Negative Press.
The Company’s dietary supplement, Mega -T (Green Tea), to some extent is dependent on consumers’ perceptions, and the benefit and integrity of the dietary supplement business. Any safety alert on any dietary supplement for weight loss may negatively affect the consumers’ perceptions of the product category.
The Price of the Company’s Stock May Be Volatile
The Company’s stock could fluctuate substantially. There is a limited float of shares tradable. There are factors beyond the Company’s control, including by not limited to variations in the Company’s operating revenues and profits, the timing of advertising commitments, the volatility of small cap stock in general, general stock market conditions, and quarter to quarter variations.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company’s financial statements (See Item 15) record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value). The investments are, categorically listed, in “Common Stock”, “Mutual Funds”, “Other Equity”, “Preferred Stock”, “Government Obligations” and “Corporate Obligations” (which, primarily, are intended to be held to maturity). $66,058 of the Company’s $9,594,097 portfolio of investments ( as at Nov. 30, 2008) is invested in the ”Common Stock” and “Other Equity” category, and $1,930,046 are invested in Preferred Stock holdings. The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, however due to current securities market conditions, the Company cannot ascertain the risk of any future change in the market value of its’ investments.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are listed under Item 15 in this Form 10-K. The following financial data is a summary of the quarterly results of operations (unaudited) during and for the years ended November 30, 2008 and 2007:

	Three Months Ended
Fiscal 2008	Feb. 28	May 31	Aug. 31	Nov. 30

Net Sales	$13,639,145	$17,258,060	$13,939,214	11,904,714
Total Revenue	13,871,040	17,389,985	14,148,729	12,048,192
Cost of Products Sold	4,893,262	6,335,298	5,252,704	5,287,878
Net Income	343,683	790,692	1,101,420	(822,909)
Earnings Per Share:
Basic	$.05	$.11	$.16	$(.12)
Diluted	$.05	$.11	$.16	$(.12)

	Three Months Ended
Fiscal 2007 **	Feb. 28	May 31	Aug. 31	Nov. 30

Net Sales	$13,727,279	$18,227,413	$13,939,369	14,085,903
Total Revenue	13,975,385	18,457,562	14,266,083	14,326,644
Cost of Products Sold	4,905,272	6,662,077	4,933,134	5,081,090
Net Income	472,753	1,292,921	2,069,604	1,702,517
Earnings Per Share:
Basic	$.07	$.18	$.29	$.25
Diluted	$.07	$.18	$.29	$.24

**	After reclassification of certain additional promotional expenses from expense to a reduction of net sales.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The Company did not change its accountants within the twenty-four months prior to the date of the most recent financial statements (nor since), and had no reported disagreement with its accountants on any matter of accounting principles or practices.
Item 9A. CONTROLS AND PROCEDURES
Under Section 404 of the Sarbanes-Oxley Act of 2002, The Company’s fiscal 2008 annual report is required to be accompanied by a “Section 404 Formal Report” by management on the effectiveness of internal controls over financial reporting. The Company has engaged the services of CBIZ Risk & Advisory Services, LLC to assist in the development and implementation of procedures to determine and test the effectiveness of the Company’s internal controls over financial reporting. The filing of the Company’s November 30, 2010 annual report must contain an opinion by the Company’s independent accounting firm on the effectiveness of the Company’s internal controls. The Company’s officers are continually working to evaluate and confirm that the Company’s automated data processing software systems and other procedures are effective and that the information created by the Company’s systems adequately confirm the validity of the information upon which the Company relies.

The Company continually takes a thorough review of the effectiveness of its internal controls and procedures, including financial reporting. It is working to strengthen all of its procedures wherever necessary.
Management’s Report on Internal Control Over Financial Reporting
Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of the Company’s internal control over financial reporting as of November 30, 2008 and report, based on that assessment, whether the Company’s internal controls over financial reporting are effective.
Management of the Company is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rules 13a-15f or 15d-15f under the Securities Exchange Act of 1934. The Company’s internal control over reporting is designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Internal control over reporting, because of its inherent limitations, may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management has assessed the effectiveness of its internal control over financial reporting as of November 30, 2008 using the criteria as set forth in Internal Control – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s assessment included documenting, evaluating and testing of the design and operating effectiveness of its internal control over financial reporting. Management of the Company has reviewed the results with the Audit Committee of the Board of Directors.
Based on the Company’s assessment, management has concluded that, as of November 30, 2008, the Company’s internal control over financial reporting was effective.

DAVID EDELL

/s/ David Edell

David Edell, Chief Executive Officer

STEPHEN A. HEIT

/s/ Stephen A. Heit

Stephen A. Heit, Chief Financial Officer

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
We have a code of ethics that applies to the Chairman of the Board, Directors, Officers and Employees, including our Chief Executive Officer and Chief Financial Officer. You can find our code of ethics in Exhibit 14.
The Executive Officers and Directors of the Company are as follows:

	YEAR OF FIRST
NAME	POSITION	COMPANY SERVICE

David Edell	Chief Executive Officer, Director	1983

Ira W. Berman	Chairman of the Board of Directors, Secretary, Executive Vice President	1983

Dunnan Edell	President, Chief Operating Officer and Director	1984

Stephen Heit	Executive Vice President and Chief Financial Officer	2005

Drew Edell	Executive Vice President- Product Development and Production	1983

John Bingman	Vice President and Treasurer	1986

Stanley Kreitman	Director	1996

Jack Polak	Director	1983

Robert Lage	Director	2003

Seth Hamot	Director	2007
David Edell, age 76, is a director, and the Company’s Chief Executive Officer. Prior to his association with the Company, he was a marketing and financial consultant; and, by 1983, he had extensive experience in the health and beauty aids field as an executive director and/or officer of Hazel Bishop, Lanolin Plus and Vitamin Corporation of America. In 1954, David Edell received a Bachelor of Arts degree from Syracuse University.
Ira W. Berman, age 77, is the Company’s Executive Vice President and Corporate Secretary. He is also Chairman of the Board of Directors. Mr. Berman is an attorney who has been engaged in the practice of law since 1955. He received a Bachelor of Arts Degree (1953) and Bachelor of Law Degree (1955) from Cornell University, and is a member of the American Bar Association.
Dunnan Edell is the 53 year-old son of David Edell. He is a graduate of George Washington University. He has been a director since 1994, and in fiscal 2003, he was promoted to position of President of the Company and Chief Operating Officer. He joined the Company in 1984 and was appointed Divisional Vice-President in 1986. He was employed by Alleghany Pharmacal Corporation from 1982 to 1984 and by Hazel Bishop from 1977 to 1981.

Stephen Heit, age 54 joined CCA in May 2005 as Executive Vice President — Operations, and was appointed Chief Financial Officer in March 2006. Prior to that he was Vice President — Business Strategies for Del Laboratories, Inc., a consumer products company that was listed on the American stock exchange, from 2003 to 2005. Mr. Heit served as President of AM Cosmetics, Inc. from 2001 to 2003, as Chief Financial Officer from 1998 to 2003, and Corporate Secretary to the Board of Directors from 1999 to 2003. From 1986 to 1997 he was the Chief Financial Officer of Pavion Limited, and also served on the Board of Directors. He also served as a Director of Loeb House, Inc., a non-profit organization serving mentally handicapped adults from 1987 to 1995, and Director of Nyack Hospital Foundation from 1993 to 1995. He received a Bachelor of Science from Dominican College in 1976, with additional graduate work in Professional Accounting at Fordham University from 1976 — 1978, and is a MBA Candidate at the University of Connecticut Graduate Business School.
Drew Edell, the 51 year-old son of David Edell, is a graduate of Pratt Institute, where he received a Bachelor’s degree in Industrial Design. He joined the Company in 1983, and in 1985, he was appointed Vice President of Product Development and Production.
John Bingman, age 57, received a Bachelor of Science degree from Farleigh Dickenson University in 1973. He worked as a Certified Public Accountant who practiced with the New Jersey accounting firm of Zarrow, Zarrow & Klein from 1976 to 1986.
Jack Polak, age 96, has been a private investment consultant and a banker since April 1982. He is a certified Dutch Tax Consultant and a member of The Netherlands Federation of Certified Tax Consultants. He was knighted on his 80th birthday by Queen Beatrix of the Netherlands for his untiring efforts on behalf of the Anne Frank Center USA for which he is still actively working as the “Chairman-Emeritus.” On May 23, 2004, Hofstra University in Long Island, NY awarded him with an honorary doctorate in humane letters.
Stanley Kreitman, age 76 has been Vice Chairman of Manhattan Associates an equity investment firm since 1994. He is a director of Medallion Financial Corp. (NASDAQ), Capital Lease Financial Corp.(NYSE), KSW Corp., Geneva Mortgage Corp., and Century Bank. He also serves as Chairman of the New York City Board of Corrections, Nassau County Crime Stoppers, and serves on the board of the Police Athletic League. From 1975 to 1993 he was President of United States Banknote Corp.(NYSE) a securities printer.

Robert Lage, age 72, is a retired CPA. He became a director in fiscal 2003. He was a partner at Price WaterhouseCoopers Management Consulting Service prior to his retirement in 1997. He has been engaged in the practice of public accounting and management consulting since 1959. He received a BBA from Bernard Baruch College of the City University of New York in 1958.
Seth Hamot, age 46, is a graduate of Princeton University with a degree in Economics. Since 1997, Mr. Hamot has been the Managing Member of Roark, Rearden & Hamot Capital Management, LLC (“RRHCM”) and the owner of its corporate predecessor, Roark, Rearden & Hamot, Inc. RRHCM is the investment manager to Costa Brava partnership III L.P. (“Costa Brava”), a private investment fund that owns 549,300 common shares of the Company. Mr. Hamot is also President of Roark, Rearden & Hamot Capital Management, LLC, the general partner of Costa Brava. Prior to 1997, Mr. Hamot was one of the partners of the Actionvest entities. Mr. Hamot previously served as a director of Bradley Pharmaceuticals Inc and as a member of their audit committee. Mr. Hamot currently serves as a director of Telos Corporation, Tech Team Global, Inc., and Orange 21, Inc., all publicly traded companies.
Committees of the Board of Directors
The Board of Directors has established three committees. The audit committee is comprised of Robert Lage, who serves as its’ Chairman, Stanley Kreitman and Jack Polak. Each member of the audit committee qualifies as a “financial expert” as defined by the United States Securities and Exchange Commission in Instruction 1 to proposed Item 309 of Regulation S-K, which is set forth in the SEC Release No. 34-46701 dated October 22, 2003, and are “independent” as that term is used in Section 10(m)(3) of the Exchange Act. The compensation committee is comprised of Stanley Kreitman, Jack Polak, Seth Hamot and Robert Lage. Each member of the compensation committee is “independent”. The investment committee is comprised of Ira Berman, Stanley Kreitman and Jack Polak.

Item 11. EXECUTIVE COMPENSATION
i.	Summary Compensation Table
The following table summarizes compensation earned in the 2008, 2007 and 2006 fiscal years by the Chief Executive Officer and Chief Financial Officer (the “Named Officers”), the three most highly compensated executive officers other than the Named Officers, and the non-executive officer who would be among the three most highly compensated employees of the Company other than the Named Officers.

	Annual Compensation			Long-Term Compensation
					Number
				All	of Shares
				Other	Covered	Other
Name and				Annual	by Stock	Long-Term
Principal				Compen-	Options	Compen-
Position	Year	Salary	Bonus(1)	sation(2)	Granted(3)	sation
David Edell,	2008	$812,700	$422,285	$43,639	—	0	(4)
Chief Executive Officer	2007	794,173	532,807	44,155	—	0	(4)
	2006	737,001	556,410	41,193	—	0	(4)

Ira W. Berman,	2008	$812,700	$422,285	$45,443	—	0	(4)
Secretary and	2007	794,173	532,807	40,699	—	0	(4)
Executive Vice President	2006	737,001	556,410	31,718	—	0	(4)

Dunnan Edell,	2008	$343,269	$96,000	$16,632	—	0
President, Chief Operating Officer	2007	355,962	120,000	11,060	—	0
	2006	300,000	120,000	9,155	—	0

Stephen Heit	2008	$234,615	$24,000	$9,093	—	0
Executive Vice President,	2007	229,327	30,000	8,081	—	0
Chief Financial Officer	2006	211,538	30,000	7,972	—	0

Drew Edell	2008	$269,711	$48,000	$11,442	—	0
Executive Vice	2007	279,904	60,000	10,008	—	0
President Product Development & Production	2006	250,000	60,000	9,188	—	0

Jon Denis	2008	$318,750	$6,250	$10,578	—	0
Senior Executive Vice President - Sales	2007	331,250	50,000	10,235	—	0
	2006	248,750	75,000	6,693	—	0

(1)	Bonus amounts represents amounts earned in each respective fiscal year, not necessarily paid in each year.

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

(3)
Information in respect of stock option plans appears below in the sub-topic, Employment Contracts/Executive Compensation Program. For information in regard to stock appreciation rights, refer to Note 9 of the financial statements.

(4)
The employment of Edell/Berman provides that in the event of death within the employment and consulting periods, the Company is obligated for two successive years to pay the executive’s estate an amount equal to the annual base salary and bonus.

ii.	Fiscal 2008 Option Grants and Option Exercises, Year-End Option Valuation, Option Repricing
There were no option grants or option exercises during fiscal 2008.
The next table identifies 2008 fiscal-year option exercises by Named Officers and Directors, and reports a valuation of their options.

	Number of		Number of Shares
	Shares		Covered by Un-	Value of Unexercised
	Acquired	Value	exercised Options	In-the-Money Options
	On Exercise	Realized (1)	at November 30, 2008	at November 30, 2008(2)

David Edell	0	0	25,000	$0.00
Ira Berman	0	0	25,000	0.00
Dunnan Edell	0	0	15,000	0.00
Drew Edell	0	0	15,000	0.00
John Bingman	0	0	10,000	0.00

(1)	Represents the difference between market price and the respective exercise price of the options as of the exercise date.

(2)	Represents the difference between market price and the respective exercise prices of the options as of December 1, 2008. The market price at December 1, 2008 was $3.52.
iii.	Compensation of Directors and Committees of the Board
Each outside director was paid $2,500 for a conference call meeting and $5,000 per meeting for attendance of board meetings in fiscal 2008 (without additional compensation for committee meetings, other than as noted below). Mr. Lage received an additional $30,000 as chairman of the audit committee. The full Board of Directors met four times in fiscal 2008, for an aggregate compensation of $70,000. No stock options were awarded.

iv.	Executive Compensation Principles Compensation Committee
The Company’s Executive Compensation Program is based on guiding principles designed to align executive compensation with Company values and objectives, business strategy, management initiatives, and financial performance. In applying these principles the Compensation Committee of the Board of Directors, comprised of Stanley Kreitman, Jack Polak, Seth Hamot and Robert Lage, has established a program to:
Reward executives for long-term strategic management and the enhancement of shareholder value.
Integrate compensation programs with both the Company’s annual and long-term strategic planning.
Support a performance-oriented environment that rewards performance not only with respect to Company goals but also Company performance as compared to industry performance levels.
The Compensation Committee has a charter, which was published with the proxy statement for the 2008 annual meeting of shareholders. Compensation, including annual bonus amounts, for the executive officers named in the Summary Compensation Table (other than David Edell and Ira Berman, whose compensation and bonus are determined in accordance with their employment agreement) are recommended by David Edell, Chief Executive Officer, and approved by the Compensation Committee.
v.	Employment Contracts/Compensation Program
The total compensation program consists of both cash and equity based compensation. The Compensation Committee (the “Committee”) determines the level of salary and bonuses, if any, for key executive officers of the Company. The Committee determines the salary or salary range based upon competitive norms. Actual salary changes are based upon performance, and bonuses were awarded by the Committee in consideration of the employee’s performance during the 2008 fiscal year.
The Company has executed Employment Contracts with its CEO, David Edell, and its Chairman of the Board, Ira W. Berman. The contracts for both are exactly the same. The contracts expire on December 31, 2010. The contracts provide for a base salary which commenced in 1994 in the amount of $300,000 (plus a bonus of 20% of the base salary), with a year-to-year CPI or 6% increase, plus 2.5% of the Company’s pre-tax income less depreciation and amortization (EBITDA). (The 2.5% measure in the bonus provision of the Edell/Berman contracts was amended on November 3, 1998 so as to calculate it against earnings before income taxes, less depreciation, amortization and expenditures for media and cooperative advertising in excess of $8,000,000.) On May 24, 2001, the contract was amended increasing the base salary then in effect by $100,000 per annum (See Item 11, Summary Compensation Table). The contracts also provide that at the end of the term or upon retirement, Edell/Berman shall be retained by the Company as consultants at the consideration equal to 50% of the prior year’s salary and bonus for a five year period. The contracts also provide that in the event of the death of Edell/Berman within the employment and consulting periods, the Company is obligated for two successive years to pay the executive’s estate an amount equal to the annual base salary and bonus. The Company, per the Employment Agreement, pays for life insurance policies owned by Edell/Berman with a face value of $750,000 each. Edell/Berman are entitled to have the Company pay for a complete physical examination and reimbursement of up to $5,000 of medical expenses during each benefit year.

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
On May 17, 2007, the employment contracts for Dunnan Edell and Drew Edell were extended to November 30, 2012 (See Item 11, Summary Compensation Table). Dunnan Edell’s salary was increased to $350,000 and Drew Edell’s salary was increased to $275,000.
vi.	Stock Option Plans
Long-term incentives are provided through the issuance of stock options.
(The 1984 Stock Option Plan covered 1,500,000 shares of its Common Stock, and the 1986 Stock Option Plan covered 1,500,000 shares of its Common Stock.) On July 9, 2003, the Company’s Stock Option Plan was approved by the shareholders authorizing the issuance of options to issue up to 1,000,000 shares.
The Company’s 2003 Stock Option Plan covers 1,000,000 shares of its Common Stock.
The 2003 Option Plan provides (as had the 1984, 1986 and the 1994 plans) for the granting of two (2) types of options: “Incentive Stock Options” and “Nonqualified Stock Options”. The Incentive Stock Options (but not the Nonqualified Stock Options) are intended to qualify as “Incentive Stock Options” as defined in Section 422(a) of The Internal Revenue Code. The Plans are not qualified under Section 401(a) of the Code, nor subject to the provisions of the Employee Retirement Income Security Act of 1974.
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
One new award was made by the committee in fiscal 2007. (See Executive Compensation in Fiscal 2007 Option Grants)
Under the plans, options will terminate three (3) months after the optionee ceases to be employed by the Company or a parent or subsidiary of the Company unless (i) the termination of employment is due to such person’s permanent and total disability, in which case the option may, but need not, provide that it may be exercised at any time within one (1) year of such termination (to the extent the option was vested at the time of such termination); or (ii) the optionee dies while employed by the Company or a parent or subsidiary of the Company or within three (3) months after termination of such employment, in which case the option may, but need not provide that it may be exercised (to the extent the option was vested at the time of the optionee’s death) within eighteen (18) months of the optionee’s death by the person or persons to whom the rights under such option pass by will or by the laws of descent or distribution; or (iii) the option by its terms specifically provides otherwise.
The exercise price of all nonqualified stock options must be at least equal to 85% of the fair market value of the underlying stock on the date of grant. The exercise price of all Incentive Stock Options must be at least equal to the fair market value of the underlying stock on the date of grant. The aggregate fair market value of stock of the Company (determined at the date of the option grant) for which any employee may be granted Incentive Stock Options in any calendar year may not exceed $100,000, plus certain carryover allowances. The exercise price of an Incentive Stock Option granted to any participant who owns stock possessing more than ten (10%) of the voting rights of the Company’s outstanding capital stock must be at least 110% of the fair market value on the date of grant. As at November 30, 2008, 126,000 stock options, yet exercisable, to purchase 126,000 shares of the Company’s Common Stock, were outstanding.
The Company has adopted Stock Appreciation Rights incentives and Restricted Stock grants in the 2005 Amended Stock Option Plan. No such grants were issued in fiscal 2008. All of the terms and conditions of the Plan were included in the June 15, 2005 Proxy, which Plan was approved by the shareholders at the annual meeting. The Proxy was incorporated by reference to the 10K Annual Report for fiscal 2005.
vii.	Performance Graph
Set forth below is a line graph comparing cumulative total shareholder return on the Company’s Common Stock, with the cumulative total return of companies in the NASDAQ Stock Market (U.S.) and the cumulative total return of Dow Jones’s TMI/Personal Products Index.

CCA Industries — ASE
Copyright @ 2008 Dow Jones & Company. All rights reserved.

	11/03	11/04	11/05	11/06	11/07	11/08

CCA Idustries, Inc.	100.00	151.86	115.99	167.50	144.15	57.54
Dow Jones US	100.00	113.26	124.59	142.55	153.82	94.40
Dow Jones US Personal Products	100.00	112.10	123.69	148.33	177.02	136.70

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock and/or Class A Common Stock as of November 30, 2008 by (i) all those known by the Company to be owners of more than five percent of the outstanding shares of Common Stock or Class A Common Stock; (ii) each officer and director; and (iii) all officers and directors as a group.

Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is beneficial owner of them.

				Ownership, As A
	Number of			Percentage of
	Shares Owned (1):			All Shares Out-
	Common		“Option	Standing/Assuming
Name and Address	Stock	Class A (2)	Shares” (1)	Option Share Exercise (1)

David Edell	146,609	484,615	25,000	8.9%	9.3%
c/o CCA Industries, Inc. 200 Murray Hill Parkway East Rutherford, NJ 07073

Ira W. Berman	160,533	483,087	25,000	9.1%	9.5%
c/o CCA Industries, Inc.

Seth Hamot (3)(4)	574,300	—	—	8.1%	8.1%
c/o Costa Brava Partnership III LP

Stanley Kreitman	15,000	—	—	0.2%	0.2%
c/o CCA Industries, Inc.

Robert Lage	—	—	—	0.0%	0.0%
c/o CCA Industries, Inc.

Jack Polak c/o CCA Industries, Inc.	53,254	—	—	0.8%	0.8%

Dunnan Edell c/o CCA Industries, Inc.	97,158	—	15,000	1.4%	1.6%

Drew Edell c/o CCA Industries, Inc.	98,108	—	15,000	1.4%	1.6%

John Bingman c/o CCA Industries, Inc.	—	—	10,000	0.0%	0.1%

Stephen A. Heit c/o CCA Industries, Inc.	1,111	—	—	0.0%	0.0%

Officers and Directors as a group (10 persons)	1,146,073	967,702	90,000	30.0%	31.2%

(1)
The number of “Option Shares” represents the number of shares that could be purchased by, and upon exercise of unexercised options, exercisable within 90 days; and the percentage ownership figure denominated “Assuming Option Share Exercise” assumes, per person, that unexercised options have been exercised and, thus, that subject shares have been purchased and are actually owned. In turn, the “assumed” percentage ownership figure is measured, for each owner, as if each had exercised such options, and purchased subject ‘option shares,’ and thus increased total shares actually outstanding, but that no other option owner had ‘exercised and purchased.’

(2)
David Edell and Ira Berman own 100% of the outstanding shares of Class A Common Stock. Messrs. David Edell, Dunnan Edell, and Ira Berman are officers and directors. Messrs. Stephen Heit, John Bingman and Drew Edell are officers. Messrs. Hamot, Lage, Kreitman and Polak are independent, outside directors

(3)
Includes 574,300 shares beneficially owned by Costa Brava Partnership III L.P. Seth W. Hamot is the president of Roark, Reardon & Hamot, LLC, which is the general partner of Costa Brava Partnership III L.P.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The Company did not purchase any shares of common stock from officers, directors or affiliates in fiscal 2008.
During fiscal 2008, several related parties provided services to the Company, which were deemed immaterial to the financial statements.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
KGS LLP (“KGS”) served as the Company’s independent auditors for 2008 and 2007. The services performed by KGS in this capacity included conducting an audit in accordance with generally accepted auditing standards of, and expressing an opinion on, the Company’s consolidated financial statements.

Audit Fees
KGS’s fees for professional services rendered in connection with the audit and review of Forms 10-K and all other SEC regulatory filings were $379,161 for the 2008 fiscal year and $251,363 for the 2007 fiscal year. The Company has paid and is current on all billed fees.
Audit Related Fees
Audit related fees billed in Fiscal 2008 and 2007 by KGS were $45,515 and $98,015, respectively. Audit related fees consist primarily of fees billed for professional services rendered by KGS for accounting consultations and services related to business acquisitions and dispositions, responses to SEC correspondence, and readiness consultations for Section 404 of the Sarbanes Oxley Act of 2002.
Tax Fees
KGS’s fees for professional services rendered in connection with Federal and State tax return preparation and other tax matters for the 2008 and 2007 fiscal years were $51,261 and $48,847, respectively.
All Other Fees
All other fees of $0 and $300 billed in Fiscal years 2008 and 2007, respectively, represent fees for miscellaneous services other than those described above.
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

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
Financial Statements:
Table of Contents, Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of November 30, 2008 and 2007, Consolidated Statements of Income for the years ended November 30, 2008, 2007 and 2006, Consolidated Statements of Comprehensive Income, Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2008, 2007 and 2006, Consolidated Statements of Cash Flows for the years ended November 30, 2008, 2007 and 2006, Notes to Consolidated Financial Statements.
Financial Statement Supplementary Information:
Schedule II: Valuation Accounts; Years Ended Nov. 30, 2008, 2007 and 2006.
Exhibits: All Exhibits are incorporated by reference.

(1)
The Indenture (and the Promissory note exhibited therewith) defining the rights of former shareholders who tendered Common Stock to the Company for its $2 per share, five- year, 6% debenture, is incorporated by reference to the filing of such documents with the Schedule TO filed with the SEC, on June 5, 2001.

(3)	The Company’s Articles of Incorporation and Amendments thereof, and its By-Laws, are incorporated by reference to their filing with the Form 10-K/A filed April 5, 1995. (Exhibit pages 000001-23).
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

Previously filed as an exhibit to and incorporated by reference from the indicated report filed with the Securities and Exchange Commission:
(1)
The Forms 8K, filed on May 22, 2002 and November 20, 2002, are incorporated by reference to this 10K. Three 8Ks are referenced, October 29, 2003, November 24, 2003 and December 11, 2003. Three additional 8Ks are referenced, one on April 7, 2004, one on August 3, 2004 and the last on October 6, 2004.

(2)	Forms 8K filed on April 11, 2005, June 27, 2005, and July 15, 2005 are incorporated by reference to this 10K
(3)	The Company’s 2003 Stock Option Plan was filed with the 2003 Proxy and is incorporated by reference to this 10K.
(4)	The Company’s 2005 Amended and Restated Stock Option Plan and the 2005 Proxy are incorporated by reference herein.
(5)	Form 8K, filed on January 21, 2009, is incorporated by reference to this 10K.

The following reports were filed with the Securities and Exchange Commission during the three months ended November 30, 2008:
(1)	Form 10-Q, filed on October 14, 2008, for the quarter ended August 31, 2008.
(2)
Form 8-K, filed on November 4, 2008, announcing that the Company had purchased three Trademarks, the first joint pain analgesic products it has ever marketed. The Trademarks are Pain Bust RI, Pain Bust RII, and Pain Bust R Ultra.

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

CCA INDUSTRIES, INC.
By:	/s/ DUNNAN EDELL
DUNNAN EDELL, President
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID EDELL	Chief Executive Officer,	February 27, 2009

DAVID EDELL	Director

/s/ IRA W. BERMAN	Chairman of the Board of Directors,	February 27, 2009
IRA W. BERMAN	Executive Vice President, Secretary

/s/ DUNNAN EDELL	President, Chief Operating Officer,	February 27, 2009
DUNNAN EDELL	Director

/s/ STEPHEN HEIT	Executive Vice President,	February 27, 2009
STEPHEN HEIT	Chief Financial Officer

/s/ DREW EDELL	Vice President ,	February 28, 2009
DREW EDELL	Research & Development

/s/ STANLEY KREITMAN	Director	February 27, 2009
STANLEY KREITMAN

/s/ ROBERT LAGE	Director	February 27, 2009
ROBERT LAGE

/s/ JACK POLAK	Director	February 27, 2009
JACK POLAK

/s/ SETH HAMOT	Director	February 27, 2009
SETH HAMOT

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2008 AND 2007

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
CCA Industries, Inc.
East Rutherford, New Jersey
We have audited the consolidated balance sheets of CCA Industries, Inc. and Subsidiaries as of November 30, 2008 and 2007, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended November 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCA Industries, Inc. and Subsidiaries as of November 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended November 30, 2008, in conformity with accounting principles generally accepted in the United States of America.
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule titled “Schedule II — Valuation and Qualifying Accounts” is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financials statements taken as a whole.
/s/ KGS LLP
CERTIFIED PUBLIC ACCOUNTANTS
February 27, 2009
Jericho, New York

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
A S S E T S
November 30,

	2008	2007

Current Assets
Cash and cash equivalents	$8,934,699	$6,743,960
Short-term investments and marketable securities (Notes 2 and 6)	6,648,357	8,003,824
Accounts receivable, net of allowances of $823,029 and $874,302, respectively	8,230,716	9,119,179
Inventories, net of reserve for inventory obsolescence of $578,941 and $604,746, respectively (Notes 2 and 3)	7,932,798	7,857,322
Prepaid expenses and sundry receivables	578,000	630,893
Prepaid income taxes and refunds due (Note 8)	1,554,158	839,693
Deferred income taxes (Note 8)	973,732	765,821

Total Current Assets	34,852,460	33,960,692

Property and Equipment, net of accumulated depreciation and amortization (Notes 2 and 4)	611,226	562,528

Intangible Assets, net of accumulated amortization (Notes 2 and 5)	727,716	484,377

Other Assets
Marketable securities (Notes 2 and 6)	2,945,740	4,801,504
Deferred taxes	143,419	29,475
Other	65,300	65,300

Total Other Assets	3,154,459	4,896,279

Total Assets	$39,345,861	$39,903,876

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
November 30,

	2008	2007

Current Liabilities
Accounts payable and accrued liabilities (Note 10)	$10,182,510	$8,354,458
Short term capital lease	57,697	49,318
Dividends payable (Note 12)	775,989	634,900

Total Current Liabilities	11,016,196	9,038,676

Capitalized lease obligations	75,786	114,882

Total Liabilities	11,091,982	9,153,558

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Preferred stock, $1.00 par; authorized 20,000,000 shares; none issued	—	—
Common stock, $.01 par; authorized 15,000,000 shares; issued and outstanding 6,086,740 and 6,086,740 shares, respectively	60,867	60,867
Class A common stock, $.01 par; authorized 5,000,000 shares; issued and outstanding 967,702 and 967,702 shares, respectively	9,677	9,677
Additional paid-in capital	2,329,049	2,329,049
Retained earnings	26,920,561	28,541,086
Unrealized (losses) on marketable securities (Note 2)	(1,066,275)	(190,361)

Total Shareholders’ Equity	28,253,879	30,750,318

Total Liabilities and Shareholders’ Equity	$39,345,861	$39,903,876

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended November 30,
	2008	2007	2006
Revenues
Sales of health and beauty aid products, net	$56,741,133	$59,832,157	$63,302,220
Other income	716,813	1,045,710	797,803

	57,457,946	60,877,867	64,100,023

Costs and Expenses
Cost of sales	21,769,142	21,760,406	23,260,307
Selling, general and administrative expenses	22,122,849	21,266,327	21,104,728
Advertising, cooperative and promotions	10,466,740	6,956,407	10,345,407
Research and development	603,486	574,900	536,590
Provision for (benefit from) doubtful accounts	12,886	(21,839)	(73,657)
Interest expense	16,444	29,090	10,003

	54,991,547	50,565,291	55,183,378

Transaction Costs	—	717,850	—

Total Costs and Expenses	54,991,547	51,283,141	55,183,378

Income before Provision for Income Taxes	2,466,399	9,594,726	8,916,645

Provision for Income Tax	1,053,513	4,056,931	3,312,394

Net Income	$1,412,886	$5,537,795	$5,604,251

Weighted Average Shares Outstanding
Basic	7,054,442	7,029,611	7,034,276

Diluted	7,061,646	7,058,889	7,133,332

Earnings Per Common Share (Note 2):
Basic	$.20	$.79	$.80

Diluted	$.20	$.78	$.79

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended November 30,
	2008	2007	2006

Net Income	$1,412,886	$5,537,795	$5,604,251

Other Comprehensive Income (Loss)
Unrealized holding gain (loss) on investments (Note 6)	(875,914)	(63,228)	251,206

Comprehensive Income	$536,972	$5,474,567	$5,855,457

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2008, 2007 AND 2006

					UNREALIZED
					GAIN (LOSS)
			ADDITIONAL		ON	TOTAL
	COMMON STOCK		PAID IN	RETAINED	MARKETABLE	SHAREHOLDER’S
	SHARES	AMOUNT	CAPITAL	EARNINGS	SECURITIES	EQUITY

Balance — December 1, 2005	7,179,757	$71,798	$5,105,732	$21,200,465	($378,339)	$25,999,656
Issuance of common stock	95,500	955	46,795		—	47,750
Net income for the year	—	—	—	5,604,251		5,604,251
Dividends declared	—	—	—	(1,692,385)		(1,692,385)
Unrealized gain on marketable securities	—	—	—		251,206	251,206
Purchase and retirement of common stock	(272,904)	(2,730)	(2,822,957)	—	—	(2,825,687)

Balance — November 30, 2006	7,002,353	70,023	2,329,570	25,112,331	(127,133)	27,384,791
Issuance of common stock	52,089	521	(521)		—	—
Net income for the year	—	—	—	5,537,795	—	5,537,795
Dividends declared	—	—	—	(2,109,040)	—	(2,109,040)
Unrealized (loss) on marketable securities	—	—	—	—	(63,228)	(63,228)

Balance — November 30, 2007	7,054,442	70,544	2,329,049	28,541,086	(190,361)	30,750,318
Net Income for the year	—	—	—	1,412,886		1,412,886
Dividends declared	—	—	—	(3,033,411)		(3,033,411)
Unrealized (loss) on marketable securities	—	—	—	—	(875,914)	(875,914)

Balance — November 30, 2008	7,054,442	$70,544	$2,329,049	$26,920,561	($1,066,275)	$28,253,879

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30,

	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$1,412,886	$5,537,795	$5,604,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	246,165	257,555	227,039
(Gain) on sale of securities	(88,096)	(60,697)	(62,012)
Loss on sale or impairment of intangible assets	1,332	21,745	112,901
(Increase) decrease in deferred income taxes	(321,855)	410,116	(363,045)
Decrease (increase)in accounts receivable	888,463	(1,930,982)	2,072,202
(Increase) decrease in inventory	(75,476)	(1,507,309)	204,137
Decrease (increase) in prepaid expenses and sundry receivables	52,893	53,982	(158,741)
(Increase) decrease in prepaid income taxes and refunds due	(714,465)	(839,693)	165,560
(Increase) decrease in other assets	—	(17,800)	825
Increase (decrease) in accounts payable and accrued liabilities	1,828,052	250,033	(629,667)
(Decrease) increase in income taxes payable	—	(413,869)	413,869

Net Cash Provided by Operating Activities	3,229,899	1,760,876	7,587,319

Cash Flows from Investing Activities:
Acquisition of property and equipment	(289,533)	(260,453)	(309,594)
Acquisition of intangible assets	(250,000)	(522)	(45,161)
Purchase of available for sale securities	(22,016,587)	(14,824,908)	(12,588,205)
Proceeds from sale of available for sales securities	24,440,000	17,605,791	10,636,835

Net Cash Provided by (Used in) Investing Activities	1,883,880	2,519,908	(2,306,125)

Cash Flows from Financing Activities:
Purchase of common shares	—	—	(2,825,687)
Proceeds from exercise of stock options	—	—	47,749
Increase in capital lease obligation	20,814	80,036	151,407
Payments for capital lease obligation	(51,532)	(38,352)	(28,890)
Dividends paid	(2,892,322)	(1,965,111)	(1,776,975)

Net Cash (Used in) Financing Activities	(2,923,040)	(1,923,427)	(4,432,396)

Net Increase In Cash	2,190,739	2,357,357	848,798

Cash at Beginning of Year	6,743,960	4,385,340	3,536,542

Cash and Cash Equivalents at End of Year	$8,934,699	$6,743,960	$4,385,340

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$16,444	$29,090	$10,003
Income taxes	2,086,300	4,882,361	2,256,400

Supplemental Disclosure of Non-Cash Information:
Dividends declared and accrued	$775,989	$634,900	$490,970
Retirement of -0-, - 0 -, and 272,904 shares of treasury stock, respectively	—	—	2,825,687
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS
CCA Industries, Inc. (“CCA”) was incorporated in the State of Delaware on March 25, 1983.
CCA manufactures and distributes health and beauty aid products.
CCA has several wholly-owned subsidiaries, CCA Cosmetics, Inc., CCA Labs, Inc., Berdell, Inc., and Nutra Care Corporation, all of which are currently inactive. CCA has two active wholly-owned subsidiaries, CCA Online Industries, Inc., and CCA IND., S.A. DE C.V., a Variable Capital Corporation organized pursuant to the law of Mexico.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Short-Term Investments and Marketable Securities:
Short-term investments and marketable securities consist of corporate and government bonds and equity securities. The Company has classified its investments as Available-for-Sale securities. Accordingly, such investments are reported at fair market value, with the resultant unrealized gains and losses reported as a separate component of shareholders’ equity. Fair value for Available-for-Sale securities is determined by reference to quoted market prices or other relevant information.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
For the year ended November 30, 2008, dividends declared but not yet due amounted to $ 775,989.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Revenue Recognition:
The Company recognizes sales upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Although no legal right of return exists between the customer and the Company, returns are accepted if it is in the best interests of the Company’s relationship with the customer. The Company, therefore, records a reserve for returns equal to its gross profit on its historical percentage of returns on its last five months sales. Those returns which are anticipated to be taken as credits against the balances as of November 30th are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities.
Sales Incentives
In accordance with EITF 00-14, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to “advertising and promotional” expense. Had EITF 00-14 not been adopted, net sales for the years ended November 2008, 2007 and 2006 would have been $61,298,640, $65,016,269, and $67,701,423 respectively.
Advertising Costs:
The Company’s policy is to charge advertising costs to expense as incurred.
Shipping Costs:
The Company’s policy for fiscal financial reporting is to charge shipping cost to selling, general and administrative expense as incurred. For the years ended November 30, 2008, 2007 and 2006, included in selling, general and administrative expenses are shipping costs amounting to $3,377,366, $2,962,754 and $2,542,685, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
In November 2007, the SEC issued Staff Accounting Bulletin No. 109 (“SAB 109”) which provides interpretive guidance regarding written derivative loan commitments that are accounted for at fair value through earnings. SAB 109 is effective for fiscal quarters beginning after December 15, 2007. The adoption of this statement has not had a material impact on the Company’s financial position or results of operation.
In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of that method for option grants prior to December 31, 2007. SAB 110 allows public companies which do not have sufficient historical experience to provide a reasonable estimate to continue the use of this method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The adoption of this statement has not had a material impact on the Company’s financial position or results of operation.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (Continued)
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, In-process research & development and restructuring costs. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for any business acquired after the effective date of this pronouncement.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (“NCI”) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.
In April 2008, the FASB issued FASB Staff Position No. 142-3 (“FSP 142-3”), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141. The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (Continued)
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With GAAP” (“SAS 69”), SFAS 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.
In June 2008, FASB issued FSP Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two- class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.
In October 2008, the FASB issued FASB Staff Position No. FAS 157-3 (“FSP FAS 157-3”) which clarifies the application of FASB Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”) in regard to fair value measurements of financial assets in a market that is not active. FSP FAS 142-3 became effective October 10, 2008 for all subsequent reporting periods. The adoption of this staff position has had no material impact on the Company’s financial position or results of operation.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 — INVENTORIES
At November 30, 2008 and 2007, inventories consist of the following:

	2008	2007

Raw materials	$4,880,267	$4,717,225
Finished goods	3,052,531	3,140,097

	$7,932,798	$7,857,322

At November 30, 2008 and 2007, the Company had a reserve for obsolete inventory of $578,941 and $604,746, respectively.
NOTE 4 — PROPERTY AND EQUIPMENT
At November 30, 2008 and 2007, property and equipment consisted of the following:

	2008	2007

Machinery and equipment	$190,308	$130,346
Office furniture and equipment	813,819	795,714
Transportation equipment	10,918	10,918
Tools, dies, and masters	360,701	379,171
Capitalized lease obligations	263,067	242,254
Web Site	20,000	—
Leasehold improvements	357,582	281,582

	2,016,395	1,839,985

Less: Accumulated depreciation and amortization	1,405,169	1,277,457

Property and Equipment — Net	$611,226	$562,528

Depreciation expense for the years ended November 30, 2008, 2007 and 2006 amounted to $239,503, $250,307, and $215,197, respectively.
NOTE 5 — INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for ten product lines covering thirty countries. The cost and accumulated amortization for November 30, 2008 and 2007 is as follows:

	2008	2007

Trademarks and patents	$886,608	$636,608
Less: Accumulated amortization	158,892	152,231

Intangible Assets — Net	$727,716	$484,377

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 — INTANGIBLE ASSETS (CONTINUED)
Patents are amortized on a straight-line basis over their legal life of 17 years and trademarks are adjusted to realizable value for each quarterly reporting period. During 2007, $14,190 (including $1,696 of accumulated amortization) of intangibles were deemed to be impaired and written off. Amortization expense for the years ended November 30, 2008, 2007 and 2006 amounted to $ 6,661, $ 7,248 and $11,843, respectively. Estimated amortization expense for November 30, 2009, 2010, 2011, 2012 and 2013 will be $6,553, $6,553 and $6,288, $6,026 and $5,911 respectively.
NOTE 6 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at November 30, 2008 and November 30, 2007 were as follows:

	November 30,		November 30,
	2008		2007
	COST	MARKET	COST	MARKET

Current:
Corporate obligations	$200,000	$197,714	$5,552,779	$5,555,917
Government obligations (including mortgage backed securities)	6,200,029	6,248,363	2,335,358	2,140,921
Preferred stock	50,000	21,640	50,000	38,760
Common Stock	51,648	44,628	51,649	58,860
Mutual funds	215,274	114,582	215,274	151,989
Other equity	70,206	21,430	70,206	57,377

Total	6,787,157	6,648,357	8,275,266	8,003,824

Non-Current:

Corporate obligations	598,370	577,334	400,000	400,000
Government obligations	500,000	460,000	3,445,577	3,626,508
Preferred stock	2,774,845	1,908,406	774,845	674,996
Other equity investments	—	—	100,000	100,000

Total	3,873,215	2,945,740	4,720,422	4,801,504

Total	$10,660,372	$9,594,097	$12,995,687	$12,805,328

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)
The market value at November 30, 2008 was $ 9,594,097 as compared to $12,805,328 at November 30, 2007. The gross unrealized gains and (losses) were $48,841 and ($1,115,116) for November 30, 2008 and $122,117 and ($312,478) for November 30, 2007. The cost and market values of the investments at November 30, 2008 were as follows:

COL. A			COL. B	COL. C	COL.D	COL.E
						Amount at
						Which Each
						Portfolio of
						Equity Security
			Number			Issues and
			of Units-			Each Other
			Principal		Market Value	Security
			Amount of		of Each Issue	Issue Carried
Name of Issuer and	Maturity	Interest	Bonds and	Cost of	at Balance	in Balance
Title of Each Issue	Date	Rate	Notes	Each Issue	Sheet Date	Sheet

CORPORATE OBLIGATIONS:
Caterpillar Fin Service Corp	10/15/09	4.750%	200,000	$200,000	$197,714	$197,714
Merrill Lynch & Co	08/04/10	4.790	200,000	199,614	191,702	191,702

Morgan Stanley	01/15/10	4.000	200,000	199,106	188,620	188,620
Toyoto Motor	04/28/10	2.850	200,000	199,650	197,012	197,012

				798,370	775,048	775,048

GOVERNMENT OBLIGATIONS:
Goldman Sachs Group	01/15/09	3.875	250,000	249,125	248,618	248,618
NJ ST HGR ED	12/01/40	0.000	500,000	500,000	460,000	460,000
US Treasury Bill	01/15/09	0.000	4,500,000	4,455,584	4,499,820	4,499,820
US Treasury Bill	01/22/09	0.000	1,500,000	1,495,320	1,499,925	1,499,925

				6,700,029	6,708,363	6,708,363

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

COL. A			COL. B	COL. C	COL.D	COL.E
						Amount at
						Which Each
						Portfolio of
			Number			Equity Security
			of Units-			Issues and
			Principal		Market Value	Each Other
			Amount of		of Each Issue	Security Issue
Name of Issuer and	Maturity	Interest	Bonds and	Cost of	at Balance	Carried in
Title of Each Issue	Date	Rate	Notes	Each Issue	Sheet Date	Balance Sheet

EQUITY:
Preferred Stock:
ABN Amro Cap Fund	12/31/08	5.900	2,000	50,000	21,640	21,640
Bank of America Ser H	05/01/13	8.200	20,000	500,000	416,400	416,400
Citigroup Dep Shs 1/1200th	06/15/13	8.500	20,000	500,000	332,000	332,000
Deutsche Bank Capital TR V	06/30/18	8.050	20,000	500,000	314,800	314,800
General Electric Cap Corp	11/15/32	6.100	8,800	224,845	175,362	175,362
JP Morgan Chase	06/15/33	5.875	2,000	50,000	41,360	41,360
Merrill Lynch Dep Shs 1/1200th	05/28/13	8.625	20,000	500,000	358,000	358,000
MetLife Floater	06/15/10	4.000	8,000	200,000	70,400	70,400
Morgan Stanley Cap Tr	07/15/33	5.750	4,000	100,000	49,636	49,636
Wells Fargo Cap Tr VIII	08/01/33	5.625	8,000	200,000	150,448	150,448

				2,824,845	1,930,046	1,930,046

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)(3)

COL. A			COL. B	COL. C	COL. D	COL. E
						Amount at
						Which
						Each Portfolio
						of Equity
						Security
			Number of			Issues
			Units-Principal		Market Value of	and Each
			Amount of		Each Issue at	Other Security
Name of Issuer and	Maturity	Interest	Bonds and	Cost of	Balance	Issue Carried in
Title of Each Issue	Date	Rate	Notes	Each Issue	Sheet Date	Balance Sheet

Common Stock:

DTE Energy Company			1,200	51,648	44,628	44,628

Mutual Funds:
Dreyfus Premier Ltd High Income			16,296.314	215,274	114,582	114,582

Other Equity Investments:

PIMCO Floating Rate Strategy			2,900	70,206	21,430	21,430

Totals				$10,660,372	$9,594,097	$9,594,097

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)
During the years ended November 30, 2008, 2007 and 2006, available-for-sale securities were liquidated and proceeds amounting to $24,440,000, $17,605,791 and $10,636,835 were received, with resultant realized gains totaling $88,096, $60,697, and $62,012, respectively. Cost of available-for-sale securities includes unamortized premium or discount.
The Company had, at November 30, 2008, an auction rate bond issued by the New Jersey State Higher Education Assistance Authority (“NJHE”). The bond was recorded as non-current marketable securities. The NJHE bond has an original par value of $500,000, a maturity date of December 1, 2040, a rating of AA by S&P, and has been placed on negative watch. Fitch has withdrawn their rating. The current interest rate is 3.238% as of September 18, 2008. Beginning in February 2008, more shares for sale were submitted in the regularly scheduled auctions for the NJHE auction rate bonds than there were offers to buy. This meant that these auctions “failed to clear” and that many or all auction bond holders who wanted to sell their shares in these auctions were unable to do so. The Company believes that no permanent impairment has occurred as of November 30, 2008, as the Company has the ability and intent to hold these investments long enough to avoid realizing any significant loss. The Company has recognized a temporary impairment charge of $40,000 against the $500,000 par value of the bond. If uncertainties in the credit and capital markets continue, resulting in further market deterioration, the Company may be required to recognize further impairment charges. In addition, if there are any further ratings downgrades, or if the Company no longer has the ability to hold these investments, the Company may have further impairment charges.
The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157) as of December 1, 2007, which expands disclosures about investments that are measured and reported at fair market value. SFAS No. 157 established a fair value hierarchy that prioritizes the inputs to valuations techniques utilized to measure fair value into three broad levels as follows:
Level 1 – Quoted market prices in active markets for the identical asset or liability that the reporting entity has ability to access at measurement date.
Level 2 – Quoted market prices for identical or similar assets or liabilities in markets that are not active, and where fair value is determined through the use of models or other valuation methodologies.
Level 3 – Unobserved inputs for the asset or liability. Fair value is determined by the reporting entity’s own assumptions utilizing the best information available, and includes situations where there is little market activity for the investment.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)
All of the Company’s investments as of November 30, 2008 would be categorized as Level 1 in respect to the methodology utilized to determine fair market value, with the exception of the NJHE bond, referenced above, which is categorized as Level 3.
The following table discloses a reconciliation of the NJHE bond Level 3 investment at measured fair value during the year ended November 30, 2008:

Beginning Balance as of December 1, 2007	$500,000
Unrealized (loss)	(40,000)

Ending Balance as of November 30, 2008	$460,000

There was no realized income or loss from the Level 3 NJHE bond investment during the fiscal year ended November 30, 2008.
NOTE 7 — NOTES PAYABLE AND SUBORDINATED DEBENTURES
The Company has an available line of credit of $20,000,000. Interest is calculated at the Company’s option, either on the outstanding balance at the prime rate plus 0.5% or Libor plus 175 basis points. The line of credit is unsecured as of November 30, 2008 and must adhere to certain financial covenants pertaining to net worth and debt coverage. The Company was not utilizing their available credit line at November 30, 2008 and 2007. The Company has extended the line of credit through August 31, 2009. As of November 30, 2008 and for the year then ended November 30, 2008, the Company was in compliance with all covenants under the line of credit agreement.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 — INCOME TAXES
CCA and its subsidiaries file a consolidated federal income tax return. The Company’s 2004 returns have been examined by the Internal Revenue Service.
At November 30, 2008 and 2007, respectively, the Company has temporary differences arising from the following:

	November 30, 2008
			Classified As
		Deferred	Short-Term	Long- Term
Type	Amount	Tax	Asset	(Liability)

Depreciation	$74,244	$29,623	$—	$29,623
Reserve for bad debts	154,290	61,562	61,562	—
Reserve for returns	668,738	266,827	266,827	—
Reserve for obsolete inventory	578,941	230,997	230,997	—
Vacation accrual	501,096	199,937	199,937	—
Charitable contributions	572,568	228,455	114,659	113,796
Section 263A costs	250,000	99,750	99,750	—

Net deferred income tax		$1,117,151	$973,732	$143,419

	November 30, 2007
			Classified As
		Deferred	Short-Term	Long-Term
Type	Amount	Tax	Asset	(Liability)

Depreciation	$74,244	$29,475	$—	$29,475
Reserve for bad debts	141,607	56,218	56,218	—
Reserve for returns	452,695	179,720	179,720	—
Reserve for obsolete inventory	604,746	240,084	240,084	—
Vacation accrual	484,971	192,534	192,534	—
Section 263A costs	245,000	97,265	97,265	—

Net deferred income tax		$795,296	$765,821	$29,475

Income tax expense (benefit) is made up of the following components:

	November 30, 2008
	Federal	State & Local	Total
Current tax expense	$1,030,348	$345,020	$1,375,368
Deferred tax (benefit)	(241,116)	(80,739)	(321,855)

	$789,232	$264,281	$1,053,513

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 — INCOME TAXES (Continued)

	November 30, 2007
	Federal	State & Local	Total
Current tax expense	$2,823,468	$823,347	$3,646,815
Deferred tax expense	317,523	92,593	410,116

	$3,140,991	$915,940	$4,056,931

	November 30, 2006
	Federal	State & Local	Total
Current tax expense	$2,892,278	$849,564	$3,741,842
Deferred tax (benefit)	(331,944)	(97,504)	(429,448)

	$2,560,334	$752,060	$3,312,394

Prepaid income taxes and refund due are made up of the following components:

	Federal	State & Local	Total

November 30, 2008	$1,020,948	$533,210	$1,554,158

November 30, 2007	$625,350	$214,343	$839,693

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 — INCOME TAXES (Continued)
A reconciliation of income tax expense computed at the statutory rate to income tax expense at the effective rate for each of the three years ended November 30, 2008 is as follows:

	2008		2007		2006
		Percent		Percent		Percent
		Of Pretax		Of Pretax		Of Pretax
	Amount	Income	Amount	Income	Amount	Income
Income tax expense at federal statutory rate	$838,576	34.00%	$3,262,207	34.00%	$3,031,659	34.00%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal income tax benefit	141,078	5.72	548,512	5.72	560,712	6.29

Non-deductible expenses and other adjustments	73,859	2.99	246,212	2.56	(279,977)	(3.14)

Income tax expense at effective rate	$1,053,513	42.71%	$4,056,931	42.28%	$3,312,394	37.15%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 — STOCK-BASED COMPENSATION
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
On September 27, 2007, the Company granted stock appreciation rights for 10,000 shares to its Executive Vice President of Sales. The stock appreciation rights granted do not vest until two years after the grant date and expire five years after the grant date. Upon exercise, the option value would be paid through the issuance of Company stock. The Company had a charge against earnings during fiscal 2007 of $1,280, no charge in fiscal 2008, and anticipates no charge in fiscal 2009 based on current value. The amounts for future years can change, as the valuation of the fair value, as required by SFAS No. 123R, involves factors such as the Company’s dividend yield, interest rates, and share price volatility, all of which are subject to change. The Company has made its estimate of fiscal 2009 year charges against earnings based on those factors as of November 30, 2008.
The following table illustrated the effect on net earning if the Company had not applied the fair value recognition of SFAS No. 123R to stock-based employee compensation:

	Year Ended November 30,
	2008	2007

Net income	$1,412,886	$5,537,795
Add: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	—	1,280

Pro forma net earnings	$1,412,886	$5,539,075

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 — STOCK-BASED COMPENSATION (Continued)
The following summarizes stock option activity for the two years ended November 30, 2008 and 2007:

		Weighted Average
	Number of	exercise price of	Weighted Average	Intrinsic
	Shares	Outstanding Options	Remaining Life	Value

Outstanding December 1, 2006	181,000	$5.88	1.83
Granted	—	—	—	—
Exercised	(55,000)	$0.50	—	—
Forfeited	—	—	—	—

Outstanding November 30, 2007	126,000	$8.00	1.35

Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding November 30, 2008	126,000	$8.00	.35

NOTE 10 — ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE
The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

	November 30,
	2008	2007
	(In Thousands)
Coop advertising	$849	$1,214
Accrued returns	1,443	964
Accrued bonuses	—	841
Media	1,326	—
Vacation accrual	—	485

	$3,618	$3,504

All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 — OTHER INCOME
Other income was comprised of the following:

	November 30,
	2008	2007	2006

Interest income	$340,795	$755,569	$569,417
Dividend income	94,775	33,697	43,820
Realized gain (loss) on sale of Securities	88,096	60,697	62,012

Royalty income	169,482	125,158	108,249
Miscellaneous	23,665	70,589	14,305

	$716,813	$1,045,710	$797,803

NOTE 12 — COMMITMENTS AND CONTINGENCIES
Leases
The Company currently occupies approximately 58,625 square feet of space used for warehousing and corporate offices. The annual rental for this space is $327,684, with an annual CPI increase of 3%, but shall not cumulatively exceed 15% in any consecutive five year period. The lease requires the Company to pay for additional expenses “Expense Rent” (Common Area Maintenance “CAM”), which includes real estate taxes, common area expense, utility expense, repair and maintenance expense and insurance expense. CAM was estimated at $150,000 for the fiscal year ended November 30, 2008. The lease expires on May 31, 2012 with a renewal option for an additional five years.
On September 26, 2007 the Company entered into an additional lease for warehouse space at 99 Murray Hill Parkway, East Rutherford, New Jersey for a term commencing November 1, 2007 and ending on May 31, 2012. The premise comprises 16,438 square feet of space to be used for warehousing and storage. The annual rent is $123,285. The lease requires the Company to pay for additional expenses “Expense Rent” (Common Area Maintenance “CAM), which includes real estate taxes, common area expense, certain utility expense, repair and maintenance expense and insurance expense. For the fiscal year ended November 30, 2008, CAM was $28,150.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 — COMMITMENTS AND CONTINGENCIES (Continued)
Leases (Continued)
Rent expense for the years ended November 30, 2008, 2007 and 2006 was $671,708, $704,050 and $605,893, respectively.
In addition, the Company has entered into various property and equipment operating leases with expiration dates ranging through November 2011.
Future commitments under non cancelable operating lease agreements having a remaining term in excess of one year for each of the next five (5) years and in the aggregate are as follows:

Year Ending November 30,

2009	751,421
2010	692,106
2011	665,323
2012	326,197
2013	—
Royalty Agreements
In 1986, the Company entered into a license agreement with Alleghany Pharmacal Corporation (the “Alleghany Pharmacal License”). The Alleghany Pharmacal License agreement provided that when, in the aggregate, $9,000,000 in royalties have been paid thereunder, the royalty rate for those products originally “charged” at 6% will be reduced to 1%. The Company paid an aggregate of $9,000,000 in royalties to Alleghany as of April 2003. Commencing May 1, 2004, the license royalty was reduced to 1%. The royalties accrued to Alleghany-Pharmacal under the license were $82,541 for the fiscal year ended November 30, 2008.
In May of 1998, the Company entered into a License Agreement with Solar Sense, Inc. for the marketing of sun care products under trademark names. The Company’s License Agreement with Solar Sense, Inc. is for the exclusive use of the trademark names “Solar Sense” and “Kids Sense”, in connection with the commercial exploitation of sun care products. The Company is required to pay a royalty of 5% on net sales of the licensed products. The royalty accrued to Solar Sense, Inc. under the License Agreement was $56,051 for the fiscal year ended November 30, 2008.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 — COMMITMENTS AND CONTINGENCIES (Continued)
Royalty Agreements (Continued)
In October of 1999, the Company entered into a License Agreement with The Nail Consultants, Ltd. for the use of an activator invented in connection with a method for applying a protective covering to fingernails. The Company’s License Agreement with The Nail Consultants, Ltd. is for the exclusive use of the method and its composition in a new product kit packaged and marketed by CCA under its own name, “Nutra Nail Power Gel”. The Company pays a royalty of 5% of net sales of all licensed product sold. Royalties accrued to The Nail Consultants, Ltd. under the License Agreement were $37,071 for the fiscal year ended November 30, 2008.
On May 18, 2004, The Company entered into a license agreement with Tea-Guard, Inc. to manufacture and distribute Mega -T Green Tea chewing gum and Mega -T Green Tea mints. The Company pays a royalty of 6% of net sales of all products sold under the license agreement. The license agreement requires the Company to pay a minimum annual royalty of $250,000 per annum, which was waived by Tea-Guard, Inc.for the one year period ended February 28, 2008. The minimum payments are required to maintain the Company’s exclusivity for the sale of the products and to continue marketing the products and until royalties have aggregated to $10,000,000, at which time all royalty obligations cease. Except as to maintain its rights to “exclusivity”, the Company has no obligation to meet minimum royalty requirements. The Company accrued royalties of $44,866 to Tea-Guard, Inc. for the fiscal year ended November 30, 2008.
On February 26, 2004, the Company entered into an agreement with Dr. Stephen Hsu. PhD. to create green tea skin care products. Dr. Hsu is entitled to a commission of 3% of the net factory sales of all of the Company’s products using the green tea serum created exclusively for the Company by Dr. Hsu. The Company accrued Dr. Hsu commissions of $240,215 for the fiscal year ended November 30, 2008.
Effective November 3, 2008, the Company entered into an agreement with Continental Quest Corp., to purchase certain trademarks and inventory relating to the Pain Bust R business for $285,106 paid at closing. In addition, the Company agreed to pay a royalty equal to 2% of net sales of all Pain Bust R products, which are topical analgesics, until an aggregate royalty of $1,250,000 is paid, at which time the royalty payments will cease.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 — COMMITMENTS AND CONTINGENCIES (Continued)
Royalty Agreements (Continued)
The Company is not party to any other license agreement that is currently material to its operations.
Total royalty costs expensed by licensor for each fiscal year are as follows:

Summary
Licensor	2008	2007	2006

A	$56,051	$39,290	$43,367
B	82,541	91,662	92,630
C	17,695	18,020	11,892
D	—	5,692	(88)
E	2	511	3,237
F	—	3570	1,054
G	—	—	—
H	44,866	196,683	74,148
I	37,071	33,283	81,363
J	—	—	(60,402)

K	240,215	195,839	37,939
L	4,815	50,216	—
M	5,876	—	—
N	508	—	—
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 — COMMITMENTS AND CONTINGENCIES (Continued)
Employment Contracts (Continued)
David Edell’s sons, Dunnan Edell and Drew Edell had five year employment contracts in the amounts of $270,000 and $200,000 respectively, which were to expire on November 2007. On February 10, 2006, the Board of Directors extended the contracts for Dunnan Edell and Drew Edell to December 31, 2010. Dunnan Edell is a director and President of the Company. Drew Edell is the Vice President of Product Development and Production. On July 1, 2003, Dunnan Edell’s salary was increased to $300,000, and on January 5, 2004 Drew Edell’s salary was increased to $225,000 and in 2005, it was increased to $250,000. On May 17, 2007 the Board of Directors amended the contracts for Dunnan Edell and Drew Edell, extending the contracts to November 30, 2012, and increasing the base salary to $350,000 and $275,000 respectively.
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
NOTE 12 — COMMITMENTS AND CONTINGENCIES (Continued)
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
On December 5, 2007, the board of directors declared a $0.10 per share dividend for the first quarter ending February 29, 2008. The dividend was payable to all shareholders of record as of February 1, 2008, and was paid on March 1, 2008. On February 25, 2008, the board of directors declared an $0.11 per share dividend for the second quarter ending May 31, 2008. The dividend was payable to all shareholders of record as of May 1, 2008, and payable on June 1, 2008. On July 7, 2008, the board of directors declared an $0.11 per share dividend for the third quarter ending August 31, 2008. The dividend was payable to all shareholders of record as of August 1, 2008, and payable on September 1, 2008. On October 13, 2008, the board of directors declared a $0.11 per share dividend for the fourth quarter ending November 30, 2008. The dividend was payable to all shareholders of record as of November 1, 2008, and payable on December 1, 2008.
NOTE 13 — 401 (K) PLAN
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
NOTE 14 — CONCENTRATION OF RISK
Most of the Company’s products are sold to major drug and food chains merchandisers, and wholesale beauty-aids distributors throughout the United States and Canada.
During the years ended November 30, 2008, 2007 and 2006, certain customers each accounted for more than 5% of the Company’s net sales, as follows:

Customer	2008	2007	2006

Walmart	44%	40%	36%
Walgreen	10%	8%	12%
Rite Aid	5%	8%	*
CVS	7%	6%	6%
McLanes	*	5%	6%

Foreign Sales	4%	3%	2%

*	under 5%
The loss of any one of these customers could have a material adverse affect on the Company’s earnings and financial position.
During the years November 30, 2008, 2007 and 2006, certain products within the Company’s product lines accounted for more than 10% of the Company’s net sales as follows:

Category	2008	2007	2006

Dietary Supplement	33%	31%	31%
Skin Care	29%	29%	30%
Oral Care	25%	25%	24%
Nail Care	10%	11%	9%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 — CONCENTRATION OF RISK (Continued)
The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation for the full balance under the Temporary Liquidity Guarantee Program. In addition, the Company maintains accounts with several brokerage firms. The accounts contain cash and securities. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation (SIPC). Each brokerage firm has substantial insurance beyond the $500,000 SIPC limit.
NOTE 15 — TRANSACTION EXPENSES
On November 1, 2006 the Company entered into a letter of intent with Dubilier and Company relating to a proposed acquisition of the Company by Dubilier. A copy of the letter of intent was included as an exhibit to the Company’s 8K filed Report with the Securities and Exchange Commission on November 2, 2006. On April 2, 2007, the Company received an opinion from an investment banking company that from a financial point of view, the proposed transaction was fair to all shareholders. On April 10, 2007 the Company was advised by Dubilier that it was unable to obtain its financing, despite the fact that the Company had met all of its financial requirements of earnings before income tax, depreciation, and amortization, as well as net working capital. The board of directors terminated all negotiations with Dubilier. For the year ended November 30, 2007, costs associated with the proposed acquisition amounted to $717,850, and are included as transaction costs in the statement of income.
NOTE 16 — SUBSEQUENT EVENTS
On January 21, 2009, the Company filed Form 8-K with the United States Securities and Exchange Commission advising that Wal-mart had informed the Company that starting in March, due to the slowdown in the economy, it will only carry the leading brands in their oral care sections. Therefore starting sometime in March, Wal-Mart will no longer be purchasing the company’s Plus+White oral care products brand. In 2008 the company’s net sales of Plus+White to Wal-Mart totaled $6 million.
On January 28, 2009, the Board of Directors declared a $0.11 per share dividend for the first quarter of 2009 to all shareholders of record as of February 1, 2009 and payable on March 1, 2009.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 — EARNINGS PER SHARE
Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock method”.

	Year Ended November 30,
	2008	2007	2006
Net income available for common shareholders, basic and diluted	$1,412,886	$5,537,795	$5,604,251

Weighted average common stock outstanding- Basic	7,054,442	7,029,611	7,034,276

Net effect of dilutive stock options	7,204	29,278	99,056

Weighted average common stock and common stock equivalents — Diluted	7,061,646	7,058,889	7,133,332

Basic earnings per share	$.20	$.79	$.80

Diluted earnings per share	$.20	$.78	$.79

SCHEDULE II
CCA INDUSTRIES, INC. AND SUBSIDIARIES
VALUATION ACCOUNTS
YEARS ENDED NOVEMBER 30, 2008, 2007 AND 2006

COL. A	COL. B	COL. C	COL. D	COL. E
		Additions
	Balance at	Charged To		Balance
	Beginning	Costs and		At End
Description	Of Year	Expenses	Deductions	Of Year
Year Ended November 30, 2008
Allowance for doubtful accounts	$141,607	$12,684	$—	$154,291
Reserve for returns and allowances	732,695	2,118,593	2,182,550	668,738

	$874,302	$2,131,277	$2,182,550	$823,029

Reserve of inventory obsolescence	$604,746	$173,715	$199,520	$578,941

Year Ended November 30, 2007:
Allowance for doubtful accounts	$185,779	$(42,544)	$1,628	$141,607
Reserve for returns and allowances	840,418	6,039,823	6,147,545	732,696

	$1,026,197	$5,997,279	$6,149,173	$874,303

Reserve of inventory obsolescence	$777,715	$62,827	$235,796	$604,746

Year Ended November 30, 2006:
Allowance for doubtful accounts	$260,366	$(73,657)	$930	$185,779

Reserve for returns and allowances	678,348	4,520,660	4,358,590	840,418

	$938,714	$4,447,003	$4,359,520	$1,026,197

Reserve of inventory obsolescence	$854,764	$625,743	$702,792	$777,715

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) included herein

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) included herein

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 included herein

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 included herein