Form 10-Q
period 2009-02-28
CCA INDUSTRIES INC
filed 2009-04-14
CIK 721447

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended February 28, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common Stock, $.01 Par Value — 6,086,740 shares as of February 28, 2009
Class A Common Stock, $.01 Par Value — 967,702 shares as of February 28, 2009

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 28,	November 30,
	2009	2008
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$1,443,651	$8,934,699
Short-term investments and marketable securities	11,244,511	6,648,357
Accounts receivable, net of allowances of $1,005,829 and $823,029, respectively	11,286,798	8,230,716
Inventories	8,442,643	7,932,798
Prepaid expenses and sundry receivables	739,557	578,000
Prepaid income taxes and refunds due	1,397,162	1,554,158
Deferred income taxes	1,035,262	973,732

Total Current Assets	35,589,584	34,852,460

Property and Equipment, net of accumulated depreciation and amortization	564,559	611,226

Intangible Assets, net of accumulated amortization	726,050	727,716

Other Assets
Marketable securities	2,197,994	2,945,740
Deferred taxes	84,714	143,419
Other	65,300	65,300

Total Other Assets	2,348,008	3,154,459

Total Assets	$39,228,201	$39,345,861

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 28,	November 30,
	2009	2008
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$11,529,155	$10,182,510
Capitalized lease obligation — current portion	58,969	57,697
Dividends payable	775,989	775,989

Total Current Liabilities	12,364,113	11,016,196

Capitalized lease obligations-long term	60,557	75,786

Total Liabilities	12,424,670	11,091,982

Shareholders’ Equity
Preferred stock, $1.00 par; authorized 20,000,000 shares; none issued	—	—
Common stock, $.01 par; authorized 15,000,000 shares; 6,086,740 shares issued and outstanding	60,867	60,867

Class A common stock, $.01 par; authorized 5,000,000 shares; 967,702 shares issued and outstanding	9,677	9,677

Additional paid-in capital	2,329,049	2,329,049
Retained earnings	26,268,939	26,920,562
Unrealized (losses) on marketable securities	(1,865,001)	(1,066,275)

Total Shareholders’ Equity	26,803,531	28,253,879

Total Liabilities and Shareholders’ Equity	$39,228,201	$39,345,861

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	February 28	February 29
	2009	2008
Revenues
Sales of health and beauty aid products — Net	$14,758,850	$13,639,145
Other income	185,616	231,895

Total Revenues	14,944,466	13,871,040

Costs and Expenses
Costs of sales	5,616,212	4,893,262
Selling, general and administrative expenses	5,315,097	5,682,551
Advertising, cooperative and promotions	3,559,279	2,531,150
Research and development	126,352	150,084
Provision for doubtful Accounts	47,506	82,180
Interest expense	3,285	4,346

Total Costs and Expenses	14,667,731	13,343,573

Income before Provision for Income Taxes	276,735	527,467

Provision for Income Taxes	152,369	183,784

Net Income	$124,366	$343,683

Earnings per Share:
Basic	$0.02	$0.05

Diluted	$0.02	$0.05

Number of Common Shares:
Weighted average shares outstanding — Basic	7,054,442	7,054,442

Weighted average and potential dilutive outstanding	7,057,168	7,073,556

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	February 28	February 29
	2009	2008

Net Income	$124,366	$343,683

Other Comprehensive Income
Unrealized holding gains (losses) on investments	(798,726)	20,698

Comprehensive Income	$(674,360)	$364,381

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	February 28	February 29,
	2009	2008
Cash Flows from Operating Activities:
Net income	$124,366	$343,683
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	63,931	58,412
Loss on write off of fixed assets	2,653	0
(Gain) on sale of securities	(49,969)	(50,823)
(Increase) in deferred income taxes	(2,825)	(112,355)
(Increase) in accounts receivable	(3,056,082)	(1,700,414)
(Increase) in inventory	(509,845)	(846,819)
(Increase) in prepaid expenses and miscellaneous receivables	(161,557)	(79,095)
Decrease in prepaid income taxes and refunds due	156,996	108,740
Increase in accounts payable and accrued liabilities	1,346,644	2,332,042

Net Cash (Used in) Provided by Operating Activities	(2,085,688)	53,371

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(18,252)	(32,498)
Purchase of marketable securities	(11,582,163)	—
Proceeds from sale and maturity of investments	6,985,000	5,674,999

Net Cash (Used in) Provided by Investing Activities	(4,615,415)	5,642,501

Cash Flows from Financing Activities:
Payments on capital lease obligation	(13,956)	(11,924)
Dividends paid	(775,989)	(634,900)

Net Cash (Used in) Financing Activities	(789,945)	(646,824)

Net (Decrease) Increase in Cash	(7,491,048)	5,049,048

Cash and Cash Equivalents at Beginning of Period	8,934,699	6,743,960

Cash and Cash Equivalents at End of Period	$1,443,651	$11,793,008

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$3,285	$4,346
Income taxes	817	187,400

Schedule of Non Cash Financing Activities:
Dividends declared and accrued	775,989	705,444
See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ended November 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2008. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.
NOTE 2 — ORGANIZATION AND DESCRIPTION OF BUSINESS
CCA Industries, Inc. (“CCA”) was incorporated in the State of Delaware on March 25, 1983.
CCA manufactures and distributes health and beauty aid products.
CCA has several wholly-owned subsidiaries, CCA Cosmetics, Inc., CCA Labs, Inc., Berdell, Inc. and Nutra Care Corporation, all of which are currently inactive. CCA has two active wholly-owned subsidiaries, CCA Online Industries, Inc. and CCA IND., S.A. DE C.V., a Variable Capital Corporation organized pursuant to the laws of Mexico.
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation:
The consolidated financial statements include the accounts of CCA and its wholly-owned subsidiaries (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
For the three months ended February 28, 2009, dividends declared were $ 775,989 and dividends paid were in the amount of $775,989.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Accounts Receivable:
Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowances for coop advertising and reserves for returns which are anticipated to be taken as credits against the balances as of February 28, 2009. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.
Inventories:
Inventories are stated at the lower of cost (first-in, first-out) or market. Costs included in inventory are labor (including the cost of outside contract manufacturers), materials and allocated manufacturing overhead. Product returns that are resaleable are recorded in inventory when they are received at the lower of their original cost or market, as appropriate. Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue Recognition:
The Company recognizes sales upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Although no legal right of return exists between the customer and the Company, it is an industry-wide practice to accept returns from customers. The Company, therefore, records a reserve for returns equal to its gross profit on its historical percentage of returns on its last five months sales. Those returns which are anticipated to be taken as credits against the balances as of February 28, 2009 are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities.
Sales Incentives:
In accordance with EITF 01 — 9, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to “advertising and promotional” expense. Had EITF 01 — 9 not been adopted, net sales for the three months ended February 28, 2009 and February 29, 2008 would have been $16,153,948 and $14,940,085, respectively.
Advertising Costs:
The Company’s policy for fiscal financial reporting is to charge advertising cost to operations as incurred.
Shipping and Handling Costs:
The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expense as incurred. Shipping costs included were $674,772 and $663,939 for the three months ended February 28, 2009 and February 29, 2008, respectively.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements:
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
In June 2008, FASB issued FSP Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two — class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion NO. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position will not have a material impact on the Company’s financial position or results of operation.
In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company has not determined the impact of its adoption of this staff position.
In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company has not determined the impact of its adoption of this staff position.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 — INVENTORIES
The components of inventory consist of the following:

	February 28,	November 30,
	2009	2008

Raw materials	$5,109,205	$4,880,267
Finished goods	3,333,438	3,052,531

	$8,442,643	$7,932,798

At February 28, 2009 and November 30, 2008, the Company had a reserve for obsolescence of $ 632,086 and $578,941, respectively.
NOTE 5 — PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	February 28,	November 30,
	2009	2008

Machinery and equipment	$187,976	$190,308
Furniture and equipment	754,310	813,819
Transportation equipment	—	10,918
Tools, dies, and masters	296,123	360,701
Capitalized lease obligations	263,067	263,067
Web Site	20,000	20,000
Leasehold improvements	367,582	357,582

	1,889,058	2,016,395
Less: Accumulated depreciation and amortization	1,324,499	1,405,169

Property and Equipment — Net	$564,559	$611,226

Depreciation expense for the three months ended February 28, 2009 and February 29, 2008 amounted to $62,266 and $56,746, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for ten product lines

	February 28,	November 30,
	2009	2008

Patents and trademarks	$886,608	$886,608
Less: Accumulated amortization	160,558	158,892

Intangible Assets — Net	$726,050	$727,716

Patents are amortized on a straight-line basis over their legal life of 17 years and trademarks are adjusted to realizable value for each quarterly reporting period.
Amortization expense for the three months ended February 28, 2009 and February 29, 2008 amounted to $1,665 and $1,665, respectively. Estimated amortization expense for November 30, 2009, 2010, 2011, 2012 and 2013 will be $6,553, $6,553, $6,288, $6,026 and $5,911 respectively.
NOTE 7 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
Short-term investments and marketable securities, which consist of fully guaranteed bank certificates of deposit, stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at February 28, 2009 and November 30, 2008 were as follows:

	February 28, 2009		November 30, 2008
	COST	MARKET	COST	MARKET
Current
Guaranteed bank certificates of deposit	$4,658,000	$4,672,429	$—	$—
Corporate obligations	399,106	397,986	200,000	197,714
Government obligations (including mortgage backed securities)	5,989,163	5,987,530	6,200,029	6,248,363
Preferred stock	50,000	7,120	50,000	21,640
Common stock	51,649	32,124	51,648	44,628
Mutual funds	215,274	129,617	215,274	114,582
Other equity investments	70,206	17,705	70,206	21,430

Total Current	11,433,398	11,244,511	6,787,157	6,648,357

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 —	SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (Continued)

	COST	MARKET	COST	MARKET

Non-Current:
Guaranteed bank
Certificates of deposit	200,000	200,000	—	—
Corporate obligations	399,264	381,998	598,370	577,334
Government obligations	500,000	460,000	500,000	460,000
Preferred stock	2,774,844	1,155,996	2,774,845	1,908,406

Total Non-Current	3,874,108	2,197,994	3,873,215	2,945,740

Total	$15,307,506	$13,442,505	$10,660,372	$9,594,097

Bank certificates of deposit are insured by the Federal Deposit Insurance Corporation for the full balance under the Temporary Liquidity Guarantee Program. The Company maintains accounts with several brokerage firms. The accounts contain cash and securities. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation (SIPC).
The Company had, at February 28, 2009, an auction rate bond issued by the New Jersey State Higher Education Assistance Authority (“NJHE”). The bond was recorded as non-current marketable securities. The NJHE bond has an original par value of $500,000, a maturity date of December 1, 2040, a rating of AA by S&P, and has been placed on negative watch. Fitch has withdrawn their rating. The current interest rate is 3.238% as of September 18, 2008. Beginning in February 2008, more shares for sale were submitted in the regularly scheduled auctions for the NJHE auction rate bonds than there were offers to buy. This meant that these auctions “failed to clear” and that many or all auction bond holders who wanted to sell their shares in these auctions were unable to do so. The Company believes that no permanent impairment has occurred as of February 28, 2009, as the Company has the ability and intent to hold these investments long enough to avoid realizing any significant loss. The Company has recognized a temporary impairment charge of $40,000 against the $500,000 par value of the bond. If uncertainties in the credit and capital markets continue, resulting in further market deterioration, the Company may be required to recognize further impairment charges. In addition, if there are any further ratings downgrades, or if the Company no longer has the ability to hold these investments, the Company may have further impairment charges.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 —	SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (Continued)
The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157) as of December 1, 2007, which expands disclosures about investments that are measured and reported at fair market value. SFAS No. 157 established a fair value hierarchy that prioritizes the inputs to valuations techniques utilized to measure fair value into three broad levels as follows:
Level 1 — Quoted market prices in active markets for the identical asset or liability that the reporting entity has ability to access at measurement date.
Level 2 — Quoted market prices for identical or similar assets or liabilities in markets that are not active, and where fair value is determined through the use of models or other valuation methodologies.
Level 3 — Unobserved inputs for the asset or liability. Fair value is determined by the reporting entity’s own assumptions utilizing the best information available, and includes situations where there is little market activity for the investment.
All of the Company’s investments as of February 28, 2009 would be categorized as Level 1 in respect to the methodology utilized to determine fair market value, with the exception of the NJHE bond, referenced above, which is categorized as Level 3.
The following table discloses a reconciliation of the NJHE bond Level 3 investment at measured fair value during the quarter ended February 28, 2009:

Beginning Balance as of December 1, 2008	$460,000
Unrealized (loss)	—

Ending Balance as of February 28, 2009	$460,000

There was no realized income or loss from the Level 3 NJHE bond investment during the quarter and year to date ended February 28, 2009.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

	February 28,	November 30,
	2009	2008
	(In Thousands)	(In Thousands)

a) Media Advertising	$3,309	$1,326
b) Coop Advertising	1,200	849
c) Accrued Returns	1,510	1,443

	$6,019	$3,618

All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.
NOTE 9 — OTHER INCOME
Other income consists of the following:

	Three Months Ending
	February 28,	February 29,
	2009	2008

Interest and dividend income	$110,400	$204,203
Royalty income	21,589	27,043
Realized gain (loss) on sale of bonds	49,985	—
Miscellaneous	3,642	649

	$185,616	$231,895

NOTE 10 — NOTES PAYABLE
The Company has an available line of credit of $20,000,000. Interest is calculated at the Company’s option, either on the outstanding balance at the prime rate plus 0.5% or Libor plus 175 basis points. The line of credit is unsecured as of February 28, 2009 and the Company must adhere to certain financial covenants pertaining to net worth and debt coverage. The Company was not utilizing their available credit line at February 28, 2009 and November 30, 2008. The Company has extended the line of credit through August 31, 2009. As of February 28, 2009, the Company was in technical violation of its line of credit loan agreement due to the declaration of the dividend for the first quarter ended February 28, 2009. The Company is presently in discussions for the granting of a waiver by its bank.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 — NOTES PAYABLE (Continued)
The Company has never utilized or borrowed any funds against the line of credit since it was granted. The Company, as of February 28, 2009 had $14,886,156 of free cash and investments, including $4,872,429 of bank certificates of deposit.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Dividends and Capital Transactions
On January 28, 2009, the board of directors declared a $0.11 per share dividend for the first quarter ended February 28, 2009. The dividend was payable to all shareholders of record as of February 3, 2009 and was paid on March 3, 2009.
Collective Bargaining Agreement
On July 8, 2008, the Company signed a new collective bargaining agreement with Local 108, L.I.U. of N.A., AFL-CIO with similar provisions of the one that expired on January 1, 2008. The new agreement is effective January 1, 2008. Other than standard wage, holiday, vacation and sick day provisions, the agreement calls for CCA to contribute to the Recycling and General Industrial Union Local 108 Welfare Fund (“Welfare Fund”) certain benefits costs. The Welfare Fund will be providing medical, dental and life insurance for the Company’s employees covered under the collective bargaining agreement. Previously, the Company provided the covered employees medical, dental and life insurance benefits directly. The new collective bargaining agreement is in effect through December 31, 2010. This agreement pertains to 32% of the CCA labor force.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 — INCOME TAXES
CCA and its subsidiaries file a consolidated federal income tax return.
At February 28, 2009 and November 30, 2008, respectively, the Company had temporary differences arising from the following:

	February 28, 2009
			Classified As
		Deferred	Short-Term	Long-Term
Type	Amount	Tax	Asset	(Liability)

Depreciation	$(72,886)	$(29,082)	$—	$(29,082)
Reserve for bad debts	201,594	80,436	80,436	—
Reserve for returns	804,235	320,890	320,890	—
Reserve for obsolete inventory	632,086	252,202	252,202	—
Vacation accrual	471,975	188,318	188,318	—
Charitable Contributions	524,249	209,175	95,379	113,796
Section 263A costs	245,706	98,037	98,037	—

Net deferred income tax		$1,119,976	$1,035,262	$84,714

	November 30, 2008
			Classified As
		Deferred	Short-Term	Long-Term
Type	Amount	Tax	Asset	(Liability)

Depreciation	$74,244	$29,623	$—	$29,623
Reserve for bad debts	154,290	61,562	61,562	—
Reserve for returns	668,738	266,827	266,827	—
Reserve for obsolete inventory	578,941	230,997	230,997	—
Vacation accrual	501,096	199,937	199,937	—
Charitable contributions	572,568	228,455	114,659	113,796
Section 263A costs	250,000	99,750	99,750	—

Net deferred income tax		$1,117,151	$973,732	$143,419

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 — INCOME TAXES (Continued)
Income tax expense is made up of the following components:

	Three Months Ended February 28, 2009
	Federal	State & Local	Total
Current tax expense	$152,190	$46,330	$198,520
Deferred tax (benefit)	(35,380)	(10,771)	(46,151)

	$116,810	$35,559	$152,369

	Three Months Ended February 29, 2008
	Federal	State & Local	Total
Current tax expense	$219,190	$65,820	$285,010
Deferred tax (benefit)	(77,849)	(23,377)	(101,226)

	$141,341	$42,443	$183,784

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 — INCOME TAXES (Continued)
Prepaid income taxes and refund due are made up of the following components:

		State &
	Federal	Local	Total

February 28, 2009	$897,254	$499,908	$1,397,162

November 30, 2008	$1,020,948	$533,210	$1,554,158

A reconciliation of income tax expense computed at the statutory rate to income tax expense at the effective rate for the three months ended February 28, 2009 and February 29, 2008 is as follows:

	Three Months Ended		Three Months Ended
	February 28, 2009		February 29, 2008
		Percent		Percent
		of Pretax		of Pretax
	Amount	Income	Amount	Income
Income tax expense at federal statutory rate	$94,090	34.00%	$179,339	34.00%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	16,438	5.94	31,332	5.94

Non-deductible expenses and other adjustments	41,841	15.11	(26,887)	(5.10)

Income tax expense at effective rate	$152,369	55.05%	$183,784	34.84%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 — ANTI-DILUTIVE STOCK OPTIONS
For the three month period ended February 28, 2009, the following stock options were considered anti-dilutive and accordingly not calculated into the weighted average and potential dilutive shares outstanding or the diluted earnings per share:

Three months ended
February 28, 2009

Stock options granted March 9, 2004 at $9.00 per share	50,000
Stock options granted March 9, 2004 at $8.25 per share	50,000
Stock options granted August 24, 2004 at $7.50 per share	16,000

Total anti-dilutive shares	116,000

NOTE 15 — SUBSEQUENT EVENTS
On April 8, 2009, the Company announced that the Board of Directors had declared a $0.07 per share dividend for the second quarter of 2009, payable to all shareholders of record as of May 1, 2009, and payable on June 1, 2009.

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
For the three-month period ended February 28, 2009, the Company had revenues of $14,944,466 and net income of $124,366 after provision for taxes of $152,369. For the same three month period in 2007, revenues were $13,871,040 and net income was $ 343,683 after a provision for taxes of $ 183,784. Fully diluted earnings per share were $0.02 for the first quarter of 2009 as compared to fully diluted earnings per share of $0.05 for the first quarter of 2008. In accordance with EITF 01-9, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the first quarter of 2009 were reduced by $ 1,395,098 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. In the same period of the prior year, gross sales were reduced by $1,300,939 and trade promotion was credited by that amount. These accounting adjustments under EIFT 01-9 do not affect net income.
The Company’s net sales increased $1,119,704 from $13,639,146 for the three-month period ended February 29, 2008 to $14,758,850 for the three-month period ended February 28, 2009. Sales incentives for the first quarter of 2009 increased $86,532 from the first quarter of 2008. Net sales were higher primarily due to the successful introduction of new products that increased sales of the Mega-T diet and Sudden Change skin care brands, despite a decrease in sales of Plus White oral care products. The Company previously disclosed in Form 8-K, filed with the United States Securities and Exchange Commission on January 21, 2009, that Wal-Mart had advised the Company, due to the slow down in the economy it will only carry the leading brands in their oral care sections, and as a result will no longer be purchasing the company’s Plus+White® oral care products brand. Wal-Mart began decreasing its orders of Plus White products during the first quarter of 2009. Sales returns and allowances were 16.4% of gross sales for the three-month period ended February 28, 2009 versus 15.6% for the same period last year. This was a result of higher sales returns, with $1,301,476 or 7.4% of gross sales for the first quarter of 2009, versus $866,495 or 5.4% for the first quarter of 2008. Returns were higher due in part to discontinued products. As part of the Company’s brand strategies, products are constantly reviewed, with new products introduced and non-performing ones discontinued. Gross profit margins decreased to 61.9% from 64.1% for the three months ended February 28, 2009 and February 29, 2008 respectively. The gross margin was affected by the higher level of returns in the first quarter of 2009 versus the same period in 2008. In addition the cost of goods was higher in the first quarter of 2009 versus the same period in 2008, primarily due to higher fuel prices which affected the cost of components.
The Company’s net sales by category for the first quarter of 2009 were: Dietary Supplement $6,264,792, 42.5%; Skin Care $3,721,422, 25.2%; Oral Care $2,829,206, 19.2%; Nail Care $1,687,518, 11.4%; Analgesic $167,053, 1.1%; Fragrance, $96,468, .6% and Hair Care and Miscellaneous ($7,609), 0.0%; for a total of $14,758,850.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases. Income before taxes is $276,735 for the first quarter of 2009 as compared to $527,467 for the same quarter in 2008. Returns and accounts receivable reserves accounted for $1,354,962 that was expensed against earnings for the first quarter of 2009 as opposed to $1,069,415 that was expensed for the same period in 2008. The increase in the expense resulting from the increase in accounts receivable reserve is mainly due to the timing of the Company’s sales.
Advertising media expenditures were $3,559,279 in the first quarter of 2009 versus $2,531,150 in the same period in 2008, or an increase of $1,028,129. The higher advertising in 2009 versus 2008 was due primarily to increased media and retailer co-operative advertising. This increase was a continuation of an advertising program begun in the fourth quarter of 2008 to introduce some of the Company’s new products into the marketplace. A major portion of the Company’s co-operative advertising is reclassified as a reduction of net sales. Included in advertising media expense is the cost of newspaper inserts.
The selling, general and administrative expense for the first quarter of 2009 was $5,315,097 versus $5,682,551 in the first quarter 2008, or a decrease of $367,454. This was due in part to a reduction of $249,446 in donations of inventory by the Company to charitable organizations, as well as management’s efforts to reduce general overhead costs. The full effect of management’s overhead reductions will be seen in the second quarter of 2009.
The effective tax rate for the first quarter of 2009 was 55.05% versus 34.8% for the first quarter of 2008. The increase in the tax rate was primarily due to an increase in the amount of non-deductible expenses and adjustments during the quarter ended February 28, 2009 versus the quarter ended February 29, 2008. Non-deductible expenses and adjustments include the timing difference of depreciation expense on the Company’s books versus the income tax return which also resulted in a decrease in the long term deferred tax asset.
The Company’s financial position as of February 28, 2009 consisted of current assets of $35,589,584 and current liabilities of $12,364,113, or a current ratio of 2.9 to 1. Shareholders’ equity decreased from $28,253,879 as of November 30, 2008 to $26,803,531 as of February 28, 2009. The decrease was due to dividends declared of $775,989 during the first quarter of 2009, while net income increased $124,366 and unrealized losses increased $798,726. The increase in unrealized losses was mainly due to the change in the market price of the preferred stock investments.
The Company’s cash and cash equivalents were $1,443,651 as of February 28, 2009, a decrease of $7,491,048 from November 30, 2008. Included in this decrease was the purchase of bank certificates of deposit in the amount of $4,658,000, which are fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”), and which have been classified as short term investments due to market fluctuations which can affect the value if redeemed early. All of these certificates of deposit will mature during the 2009 fiscal year, and the Company fully intends to hold them until maturity. The certificates are from a number of banks; with no one certificate exceeding the $250,000 FDIC limit per institution.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
The overall cash decrease was also due to capital expenditures, the payment of dividends and increased working capital needs. As of February 28, 2009, the Company had $11,244,511 of short term marketable securities and $2,197,994 of non-current securities. The Company’s cash and cash equivalents together with both short and long term marketable securities, net of current liabilities were $2,522,043 as of February 28, 2009.
The Company’s cash flow from operations utilized net cash of $2,085,688 for the three months ended February 28, 2009. Working capital requirements had increased due to increases in accounts receivable and inventory during the first quarter of 2009, partially offset by an increase in accounts payable and accrued liabilities.
The Company’s long term investments as of February 28, 2009 were $2,197,994. Please refer to footnote No. 7 of the financial statements for further information regarding the Company’s investments.
Accounts receivable, net of reserves, were $11,286,798 as compared to $8,230,716 as of February 28, 2009 and November 30, 2008, respectively. Accounts receivable were higher due to the timing of the Company’s sales in the first quarter of 2009 versus the fourth quarter of 2008. Inventories, net of reserves, were $8,442,643 as of February 28, 2009 as compared to $7,932,798 as of November 30, 2008. Inventory was higher to satisfy sales and customer requirements for the second quarter of 2009. Accounts payable and accrued expenses increased to $11,529,155 as of February 28, 2009 from $10,182,511 as of November 30, 2008. The Company was not utilizing any of the funds available under its $20,000,000 unsecured credit line as of February 28, 2009. Please see Footnote No. 10 for further information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company’s financial statements record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value). The investments are, categorically listed, in “Fully Guaranteed Bank Certificates of Deposit”, “Common Stock”, “Mutual Funds”, “Other Equity”, “Preferred Stock”, “Government Obligations” and “Corporate Obligations.” $49,829 of the Company’s $13,442,505 portfolio of investments (approximate, as at February 28, 2009) is invested in the “Common Stock” and “Other Equity” categories, and approximately $1,163,116 in that category are Preferred Stock holdings. The Company invests in various investment securities. Investment securities are exposed to various risks such as interest rates, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will incur in the near term. The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, however, due to current securities market conditions, the Company cannot ascertain the risk of any future change in the market value of its’ investments.
ITEM 4. CONTROLS AND PROCEDURES
With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2009.
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
In respect to the election of directors, the Class A Common Stock shareholders have the right to elect four directors and the Common Stock shareholders have the right to elect three. (In consequence, no proposal to alter or change the right of Class A Common Stock shareholders to elect a majority of directors could be effectively voted unless a separate majority of Class A Common Stock shares were voted herefore.)
Item 6. Exhibits and Reports on Form 8-K:
(a)	Exhibits
The following reports were filed with the Securities and Exchange Commission during the three months ended February 28, 2009:
None.
(b)	Reports on Form 8-K.
Form 8-K, filed on January 21, 2009, Regulation FD Disclosure that Wal-Mart had advised the Company, that starting in March, due to the slowdown in the economy it will only carry the leading brands in their oral care sections. Therefore starting sometime in March, Wal-Mart will no longer be purchasing the company’s Plus+White® oral care products brand. In 2008 the company’s net sales of Plus+White® to Wal-Mart totaled $6 million.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 14, 2009

CCA INDUSTRIES, INC.
By:	/s/ DAVID EDELL
David Edell, Chief Executive Officer

By:	/s/ STEPHEN A. HEIT
Stephen A. Heit, Chief Financial Officer

ITEM 6. - EXHIBIT INDEX

Exhibit
Number	Description
11	CCA Industries, Inc. And Subsidiaries Computation Of Unaudited Earnings Per Share
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer