Form 10-Q
period 2009-05-31
CCA INDUSTRIES INC
filed 2009-07-15
CIK 721447

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended May 31, 2009
Commission File Number 1-31643
CCA INDUSTRIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2795439

(State or other jurisdiction of	(I.R.S.Employer
Incorporation or organization)	Identification Number)

200 Murray Hill Parkway
East Rutherford, NJ	07073

(Address of principal executive offices)	(Zip Code)
(201) 330-1400
Registrant’s telephone number, including area code
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common Stock, $.01 Par Value — 6,086,740 shares as of May 31, 2009
Class A Common Stock, $.01 Par Value — 967,702 shares as of
May 31, 2009

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
A S S E T S

	May 31,	November 30,
	2009	2008
	(Unaudited)
Current Assets
Cash and cash equivalents	$2,851,575	$5,568,699
Short-term investments and marketable securities	10,939,686	10,014,357
Accounts receivable, net of allowances of $1,774,796 and $823,029, respectively	9,493,543	8,230,716
Inventories	7,780,934	7,932,798
Prepaid expenses and sundry receivables	515,980	578,000
Prepaid income taxes and refunds due	833,209	1,554,158
Deferred income taxes	1,105,508	973,732

Total Current Assets	33,520,435	34,852,460

Property and Equipment, net of accumulated depreciation and amortization	655,634	611,226

Intangible Assets, net of accumulated amortization	724,385	727,716

Other Assets
Marketable securities	3,573,370	2,945,740
Deferred taxes	34,719	143,419
Other	65,300	65,300

Total Other Assets	3,673,389	3,154,459

Total Assets	$38,573,843	$39,345,861

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY

	May 31,	November 30,
	2009	2008
	(Unaudited)

Current Liabilities
Accounts payable and accrued liabilities	$9,850,950	$10,182,510
Capitalized lease obligation — current portion	58,927	57,697
Dividends payable	493,811	775,989

Total Current Liabilities	10,403,688	11,016,196

Deferred tax liability	60,413	—
Capitalized lease obligations-long term	46,336	75,786

Total Liabilities	10,510,437	11,091,982

Shareholders’ Equity
Preferred stock, $1.00 par; authorized 20,000,000 shares; none issued	—	—
Common stock, $.01 par; authorized 15,000,000 shares; 6,086,740 shares issued and outstanding	60,867	60,867

Class A common stock, $.01 par; authorized 5,000,000 shares; 967,702 shares issued and outstanding	9,677	9,677

Additional paid-in capital	2,329,049	2,329,049
Retained earnings	26,469,264	26,920,561
Unrealized (losses) on marketable securities	(805,451)	(1,066,275)

Total Shareholders’ Equity	28,063,406	28,253,879

Total Liabilities and Shareholders’ Equity	$38,573,843	$39,345,861

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2009	2008	2009	2008
Revenues
Sales of health and beauty aid products — Net	$14,609,686	$17,258,060	$29,368,536	$30,897,205
Other income	138,643	131,925	324,260	363,820

Total Revenues	14,748,329	17,389,985	29,692,796	31,261,025

Costs and Expenses
Costs of sales	5,527,838	6,335,298	11,144,050	11,228,560
Selling, general and administrative expenses	5,050,297	5,785,682	10,257,140	11,266,843
Advertising, cooperative and promotions	2,782,150	3,678,702	6,449,490	6,411,241
Research and development	119,390	141,175	245,936	291,259
Provision for doubtful Accounts	(72,181)	(32,085)	(24,675)	50,095
Interest expense	2,383	3,283	5,668	7,629

Total Costs and Expenses	13,409,877	15,912,055	28,077,609	29,255,627

Income before Provision for Income Taxes	1,338,452	1,477,930	1,615,187	2,005,398

Provision for Income Taxes	644,316	687,238	796,685	871,023

Net Income	$694,136	$790,692	$818,502	$1,134,375

Earnings per Share:
Basic	$0.10	$0.11	$0.12	$0.16

Diluted	$0.10	$0.11	$0.12	$0.16

Number of Common Shares:
Weighted average shares
outstanding — Basic	7,054,442	7,054,442	7,054,442	7,054,442

outstanding — Diluted	7,054,442	7,068,085	7,054,442	7,070,874

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2009	2008	2009	2008

Net Income	$694,136	$790,692	$818,502	$1,134,375

Other Comprehensive Income
Unrealized holding gains on investments	1,059,550	12,269	260,824	32,967

Comprehensive Income	$1,753,686	$802,961	$1,079,326	$1,167,342

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	May 31,	May 31,
	2009	2008
Cash Flows from Operating Activities:
Net income	$818,502	$1,134,375
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	124,042	118,871
Loss on write off of fixed assets	3,262	—
(Gain) on sale of securities	(49,971)	(45,608)
Decrease (Increase) in deferred income taxes	37,337	(152,573)
(Increase) in accounts receivable	(1,262,827)	(2,054,385)
Decrease (Increase) in inventory	151,864	(690,449)
Decrease (Increase) in prepaid expenses and miscellaneous receivables	62,020	(15,905)
Decrease (Increase) in prepaid income taxes and refunds due	720,949	(315,729)
(Decrease) Increase in accounts payable and accrued Liabilities	(331,560)	2,047,035

Net Cash Provided by Operating Activities	273,618	25,632

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(168,382)	(189,424)
Purchase of marketable securities	(9,626,163)	(11,085,450)
Proceeds from sale and maturity of investments	8,384,000	9,290,000

Net Cash (Used in) Investing Activities	(1,410,545)	(1,984,874)

Cash Flows from Financing Activities:
Payments in capital lease obligation	(28,219)	(24,513)
Dividends paid	(1,551,978)	(1,340,344)

Net Cash (Used in) Financing Activities	(1,580,197)	(1,364,857)

Net (Decrease) in Cash	(2,717,124)	(3,324,099)
Cash and Cash Equivalents at Beginning of Period	5,568,699	6,743,960

Cash and Cash Equivalents at End of Period	$2,851,575	$3,419,861

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$5,668	$7,629
Income taxes	41,017	1,339,325
Schedule of Non Cash Financing Activities:
Acquisition of assets through capital leases	$—	$20,814
Dividends declared and accrued	1,269,800	1,481,433
See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ended November 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2008. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.
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
For the six months ended May 31, 2009, dividends declared were $ 1,269,800 and dividends paid were in the amount of $1,551,978.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Accounts Receivable:
Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowances for coop advertising and reserves for returns which are anticipated to be taken as credits against the balances as of May 31, 2009. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current year’s presentation. These reclassifications have no effect on previously reported income.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue Recognition:
The Company recognizes sales upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Although no legal right of return exists between the customer and the Company, it is an industry-wide practice to accept returns from customers. The Company, therefore, records a reserve for returns equal to its gross profit on its historical percentage of returns on its last five months sales. Those returns which are anticipated to be taken as credits against the balances as of May 31, 2009 are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities.
Sales Incentives:
In accordance with EITF 01- 9, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to “advertising and promotional” expense. Had EITF 01 — 9 not been adopted, net sales for the three months ended May 31, 2009 and 2008 would have been $16,240,337 and $18,771,278, respectively. Net sales for the six months ended May 31, 2009 and 2008 would have been $32,394,285 and $33,711,363, respectively.
Advertising Costs:
The Company’s policy for fiscal financial reporting is to charge advertising cost to operations as incurred.
Shipping and Handling Costs:
The Company’s policy for fiscal financial reporting is to charge shipping costs as part of selling, general and administrative expense as incurred. Freight costs included were $722,360 and $992,620 for the three months ended May 31, 2009 and 2008, respectively. Freight costs included were $1,397,133 and $1,656,559 for the six months ended May 31, 2009 and 2008, respectively
Stock Options:
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (Continued)
In October 2008, the FASB issued FASB Staff Position No. FAS 157-3 (“FSP FAS 157-3”) which clarifies the application of FASB Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”) in regard to fair value measurements of financial assets in a market that is not active. FSP FAS 157-3 became effective October 10, 2008 for all subsequent reporting periods. The adoption of this staff position has had no material impact on the Company’s financial position or results of operation.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165). The statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 shall become effective June 15, 2009 for all subsequent reporting periods. The adoption of SFAS No. 165 is not expected to have any material impact on the Company’s financial position or results of operation.
In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (“SAB No. 111”). SAB No. 111 amends Topic 5.M. in regard to other than temporary impairment of certain investments in debt and equity securities. SAB No. 111 confirms the establishment of the “other than temporary” category of investment impairment. The adoption of SAB No. 111 is effective immediately and will not have any material impact on the Company’s financial position or results of operation.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 — INVENTORIES
The components of inventory consist of the following:

	May 31,	November 30,
	2009	2008

Raw materials	$4,603,011	$4,880,267
Finished goods	3,177,923	3,052,531

	$7,780,934	$7,932,798

At May 31, 2009 and November 30, 2008, the Company had a reserve for obsolescence of $ 672,403 and $578,941, respectively.
NOTE 5 — PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	May 31,	November 30,
	2009	2008

Machinery and equipment	$194,062	$190,308
Furniture and equipment	886,857	813,819
Transportation equipment	—	10,918
Tools, dies, and masters	301,023	360,701
Capitalized lease obligations	263,067	263,067
Web Site	20,000	20,000
Leasehold improvements	374,177	357,582

	2,039,186	2,016,395

Less: Accumulated depreciation and amortization	1,383,552	1,405,169

Property and Equipment — Net	$655,634	$611,226

Depreciation expense for the six months ended May 31, 2009 and 2008 amounted to $120,711 and $115,541, respectively. Furniture and equipment includes $132,550 of costs for computer equipment and software that has been purchased, but not placed in service as of yet. No depreciation expense for these assets will be recorded until they are placed in service.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for ten product lines

	May 31,	November 30,
	2009	2008

Patents and trademarks	$886,608	$886,608
Less: Accumulated amortization	162,223	158,892

Intangible Assets — Net	$724,385	$727,716

Patents are amortized on a straight-line basis over their legal life of 17 years and trademarks are adjusted to realizable value for each quarterly reporting period.
Amortization expense for the six months ended May 31, 2009 and 2008 amounted to $3,331 and $3,331, respectively. Estimated amortization expense for November 30, 2009, 2010, 2011, 2012 and 2013 will be $6,553, $6,553, $6,288, $6,026 and $5,911 respectively.
NOTE 7 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
Short-term investments and marketable securities, which consist of fully guaranteed bank certificates of deposit, stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at May 31, 2009 and November 30, 2008 were as follows:

	May 31, 2009		November 30, 2008
	COST	MARKET	COST	MARKET
Current
Guaranteed bank certificates of deposit	$4,093,000	$4,109,420	$3,366,000	$3,366,000
Corporate obligations	598,756	604,480	449,125	446,332
Government obligations	5,989,163	5,997,510	5,950,904	5,999,745
(including mortgage backed securities)
Preferred stock	50,000	22,960	50,000	21,640
Common stock	51,649	36,300	51,648	44,628
Mutual funds	215,274	143,857	215,274	114,582
Other equity investments	70,206	25,159	70,206	21,430

Total Current	11,068,048	10,939,686	10,153,157	10,014,357

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

	COST	MARKET	COST	MARKET

Non-Current:
Guaranteed bank Certificates of deposit	576,000	569,725	—	—
Corporate obligations	399,615	399,845	598,370	577,334
Government obligations	500,000	400,000	500,000	460,000
Preferred stock	2,774,844	2,203,800	2,774,845	1,908,406

Total Non-Current	4,250,459	3,573,370	3,873,215	2,945,740

Total	$15,318,507	$14,513,056	$14,026,372	$12,960,097

Bank certificates of deposit are insured by the Federal Deposit Insurance Corporation for the full balance under the Temporary Liquidity Guarantee Program. The Company maintains accounts with several brokerage firms. The accounts contain cash and securities. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation (SIPC).
The Company had, at May 31, 2009, an auction rate bond issued by the New Jersey State Higher Education Assistance Authority (“NJHE”). The bond was recorded as non-current marketable securities. The NJHE bond has an original par value of $500,000, a maturity date of December 1, 2040, a rating of AA by S&P, and has been placed on negative watch. Fitch has withdrawn their rating. The current annualized interest rate is 1.35% as of June 1, 2009. Beginning in February 2008, more shares for sale were submitted in the regularly scheduled auctions for the NJHE auction rate bonds than there were offers to buy. This meant that these auctions “failed to clear” and that many or all auction bond holders who wanted to sell their shares in these auctions were unable to do so. The Company believes that no permanent impairment has occurred as of May 31, 2009, as the NJHE has continued to pay interest on the bond, and the Company has sufficient resources to enable holding the bond until maturity. The Company recognized a temporary impairment charge of $40,000 against the $500,000 par value of the bond during fiscal 2008. The Company has recognized an additional temporary impairment charge of $60,000 in the second quarter of 2009. If uncertainties in the credit and capital markets continue, resulting in further market deterioration, the Company may be required to recognize further impairment charges. In addition, if there are any further ratings downgrades, or if the Company no longer has the ability to hold these investments, the Company may have further impairment charges.

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

			Significant
		Quoted Market	Other
		Price in Active	Observable
	May 31,	Markets	Inputs
Description	2009	(Level 1)	(Level 2)
Bank Certificates of Deposit	$4,679,145	$—	$4,679,145
Corporate obligations	1,004,325	—	1,004,325
Government Obligations	6,397,510	5,997,510	400,000
Preferred Stock	2,226,760	2,226,760	—
Common Stock	36,300	36,300	—
Mutual Funds	143,857	143,857	—
Other Equity	25,159	—	25,159

Total	$14,513,056	$8,404,427	$6,108,629

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

		Quoted	Significant
		Market Price	Other
		in Active	Observable
	November 30,	Markets	Inputs
Description	2008	(Level 1)	(Level 2)
Bank Certificates of Deposit	$3,366,000	$—	$3,366,000
Corporate obligations	1,023,666	—	1,023,666
Government Obligations	6,459,745	5,999,745	460,000
Preferred Stock	1,930,046	1,930,046	—
Common Stock	44,628	44,628	—
Mutual Funds	114,582	114,582	—
Other Equity	21,430	—	21,430

Total	$12,960,097	$8,089,001	$4,871,096

The following table discloses a reconciliation of the NJHE bond, which is classified as a Level 2 investment at measured fair value during the quarter ended May 31, 2009:

Beginning Balance as of December 1, 2008	$460,000
Temporary Impairment (charge)	(60,000)

Ending Balance as of May 31, 2009	$400,000

There was no realized income or loss from the Level 2 NJHE bond investment during the quarter and year to date ended May 31, 2009.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

	May 31,	November 30,
	2009	2008
	(In Thousands)	(In Thousands)
a) Accrued Returns	$1,783	$1,443
b) Media Advertising	1,767	1,326
c) Coop Advertising	1,372	849
d) Accrued Bonuses	733	*

	$5,655	$3,618

*	under 5%
All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.
NOTE 9 — OTHER INCOME
Other income consists of the following:

	Three Months Ending May 31,		Six Months Ending May 31,
	2009	2008	2009	2008
Interest and dividend income	$102,007	$86,982	$212,407	$291,186
Royalty income	36,180	26,000	57,768	53,043
Realized gain on sale of Bonds	*	(4,073)	49,985	(4,073)
Miscellaneous	456	23,016	4,099	23,664

	$138,643	$131,925	$324,259	$363,820

*	under 5%
NOTE 10 — NOTES PAYABLE
The Company has an available line of credit of $20,000,000. Interest is calculated at the Company’s option, either on the outstanding balance at the prime rate plus 0.5% or Libor plus 175 basis points. The line of credit is unsecured as of May 31, 2009 and the Company must adhere to certain financial covenants pertaining to net worth and debt coverage. The Company was not utilizing their available credit line at May 31, 2009 and November 30, 2008. The Company has extended the line of credit through August 31, 2009. As of May 31, 2009, the Company was in technical violation of its line of credit loan agreement due to the declaration of the dividend for the first and second quarters ended February 28 and May 31, 2009. The Company is presently in discussions for the granting of a waiver by its bank.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 — NOTES PAYABLE (CONTINUED)
The Company has never utilized or borrowed any funds against the line of credit since it was granted. The Company, as of May 31, 2009 had $17,364,631 of free cash and investments, including $4,679,146 of bank certificates of deposit.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Dividends and Capital Transactions
On April 8, 2009, the board of directors declared a $0.07 per share dividend for the second quarter ended May 31, 2009. The dividend was payable to all shareholders of record as of May 1, 2009 and was paid on June 1, 2009.
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
The Company previously adopted the provisions of the Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of May31, 2009 and November 30, 2008. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no penalties or related interest for the fiscal year to date ended May 31, 2009 or for the fiscal year ended November 30, 2008.
The Company files an income tax return with the United States Department of Treasury, and with various state jurisdictions as required under the nexus laws and regulations of those states. The Company is no longer subject to Federal tax examinations for fiscal 2005 and years prior to fiscal 2005. The Internal Revenue Service is currently examining the U.S. Income tax return filed for fiscal 2006. The Company anticipates that the examination will be completed by the end of the third quarter of fiscal 2009. As of July 14, 2009, the Internal Revenue Service has not proposed any adjustments that would result in a material change to the Company’s financial position. The State of New Jersey, Department of The Treasury, Division of Taxation is currently examining state income and sales tax returns filed for the fiscal years 2004 – 2008. As of July 14, 2009, no adjustments have been proposed. The Company is no longer subject to New Jersey tax examinations for fiscal 2003 and years prior to fiscal 2003. No other state has notified the Company of its intent to conduct an examination of tax returns filed in their jurisdictions.
As of May 31, 2009, the Company has unrealized losses on its investments of $805,451, which if realized would have a tax benefit of $321,375. The Company has determined that this deferred tax benefit has no value at this time, as the Company does not believe that it will utilize these losses in the future, and accordingly has not been recorded as a deferred tax asset.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 — INCOME TAXES (Continued)
At May 31, 2009 and November 30, 2008, respectively, the Company had temporary differences arising from the following:

	May 31, 2009
			Classified As
		Deferred	Short-Term	Long-Term	Long-Term
Type	Amount	Tax	Asset	Asset	(Liability)

Depreciation	$(151,412)	$(60,413)	$—	$—	$(60,413)
Reserve for bad debts	129,393	51,628	51,628	—	—
Reserve for returns	938,489	374,457	374,457	—	—
Reserve for obsolete inventory	672,403	268,289	268,289	—	—
Vacation accrual	492,693	196,585	196,585	—	—
Charitable Contributions	378,735	151,115	116,396	34,719	—
Section 263A costs	246,000	98,153	98,153	—	—

Net deferred income tax		$1,079,814	$1,105,508	$34,719	$(60,413)

	November 30, 2008
			Classified As
		Deferred	Short-Term	Long-Term	Long-Term
Type	Amount	Tax	Asset	Asset	(Liability)

Depreciation	$74,244	$29,623	$—	$29,623	$—
Reserve for bad debts	154,290	61,562	61,562	—	—
Reserve for returns	668,738	266,827	266,827	—	—
Reserve for obsolete inventory	578,941	230,997	230,997	—	—
Vacation accrual	501,096	199,937	199,937	—	—
Charitable contributions	572,568	228,455	114,659	113,796	—
Section 263A costs	250,000	99,750	99,750	—	—

Net deferred income tax		$1,117,151	$973,732	$143,419	$—

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 — INCOME TAXES (CONTINUED)
Income tax expense is made up of the following components:

	Three Months Ended May 31, 2009
	Federal	State & Local	Total
Current tax expense	$468,014	$136,139	$604,153
Deferred tax expense	31,113	9,050	40,163

	$499,127	$145,189	$644,316

	Three Months Ended May 31, 2008
	Federal	State & Local	Total
Current tax expense	$488,095	$141,979	$630,074
Deferred tax expense	44,283	12,881	57,164

	$532,378	$154,860	$687,238

	Six Months Ended May 31, 2009
	Federal	State & Local	Total
Current tax expense	$620,204	$182,469	$802,673
Deferred tax (benefit)	(4,627)	(1,361)	(5,988)

	$615,577	$181,108	$796,685

	Six Months Ended May 31, 2008
	Federal	State & Local	Total
Current tax expense	$707,285	$207,799	$915,084
Deferred tax (benefit)	(34,056)	(10,005)	(44,061)

	$673,229	$197,794	$871,023

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 — INCOME TAXES (CONTINUED)
Prepaid income taxes and refund due are made up of the following components:

		State &
	Federal	Local	Total
May 31, 2009	$429,240	$403,969	$833,209

November 30, 2008	$1,020,948	$533,210	$1,554,158

A reconciliation of income tax expense computed at the statutory rate to income tax expense at the effective rate for the three months ended May 31, 2009 and May 31, 2008 is as follows:

	Three Months Ended		Three Months Ended
	May 31, 2009		May 31, 2008
		Percent		Percent
		of Pretax		of Pretax
	Amount	Income	Amount	Income
Income tax expense at federal statutory rate	$455,074	34.00%	$502,496	34.00%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	79,504	5.94	87,789	5.94

Non-deductible expenses and other adjustments	109,738	8.19	96,953	6.56

Income tax expense at effective rate	$644,316	48.13%	$687,238	46.50%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 — INCOME TAXES (CONTINUED)

	Six Months Ended		Six Months Ended
	May 31, 2009		May 31, 2008
		Percent		Percent
		of Pretax		of Pretax
	Amount	Income	Amount	Income
Income tax expense at federal statutory rate	$549,163	34.00%	$681,835	34.00%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	95,942	5.94	119,121	5.94

Non-deductible expenses and other adjustments	151,580	9.38	70,067	3.49

Income tax expense at effective rate	$796,685	49.32%	$871,023	43.43%

NOTE 14 — ANTI-DILUTIVE STOCK OPTIONS
For the three and six month period ended May 31, 2009, the following stock options were considered anti-dilutive and accordingly not calculated into the weighted average and potential dilutive shares outstanding or the diluted earnings per share:

Three and Six
months ended
May 31, 2009

Stock options granted August 24, 2004 at $7.50 per share	16,000

Total anti-dilutive shares	16,000

NOTE 15 — SUBSEQUENT EVENTS
On June 29, 2009, the Company announced that the Board of Directors had declared a $0.07 per share dividend for the third quarter of 2009, payable to all shareholders of record as of August 3, 2009, and payable on September 3, 2009.

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
OVERVIEW
Net income for the second quarter ended May 31, 2009 was $694,136 as opposed to $790,692 for the same period in 2008. Net income decreased due to the decrease in net sales from $17,258,060 in the second quarter of 2008 to $14,609,686 in the second quarter of 2009. The company filed a Form 8-K with the United States Securities and Exchange Commission on January 21, 2009 informing that the Company had been advised by Wal-Mart, that due to the slow down in the economy it will only be carrying the leading brands in their oral care section, and accordingly, starting in March 2009, will no longer be purchasing the Plus+White® oral care products brand. In 2008 the company’s net sales of Plus+White® to Wal-Mart totaled $6 million. The Company’s management has worked diligently to reduce its expenses, resulting in a smaller impact on net income. Net income for the six months ended May 31, 2009 was $818,502, as compared to $1,134,375 for the same period in 2008.
OPERATING RESULTS FOR THE THREE MONTHS ENDED MAY 31, 2009
For the three-month period ended May 31, 2009, the Company had revenues of $14,748,329 and net income of $694,136 after provision for taxes of $644,316. For the same three month period in 2008, revenues were $17,389,985 and net income was $790,692 after a provision for taxes of $687,238. Fully diluted earnings per share were $0.10 for the second quarter of 2009 as compared to fully diluted earnings per share of $0.11 for the second quarter of 2008. In accordance with EITF 01-9, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the second quarter of 2009 were reduced by $1,630,652 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. In the same period of the prior year, gross sales were reduced by $1,513,217 and trade promotion was credited by that amount. These accounting adjustments under EIFT 01-9 do not affect net income.
The Company’s net sales decreased $2,648,374 from $17,258,060 for the three-month period ended May 31, 2008 to $14,609,686 for the three-month period ended May 31, 2009. Sales incentives for the second quarter of 2009 increased $117,435 from the second quarter of 2008. Net sales were lower primarily due to the decreased sales of the Plus+White® oral care and Sudden Change products, offset by an increase in the Mega-T diet supplement brand. The Company previously disclosed in Form 8-K, filed with the United States Securities and Exchange Commission on January 21, 2009, that Wal-Mart had advised the Company, due to the slow down in the economy it will only carry the leading brands in their oral care sections, and as a result will no longer be purchasing the company’s Plus+White® oral care products brand. Sales returns and allowances were 19.5% of

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
gross sales for the three-month period ended May 31, 2009 versus 16.3% for the same period last year. This was a result of higher sales returns, with $1,857,448 or 10.1% of gross sales for the second quarter of 2009, versus $1,700,731 or 8.1% for the second quarter of 2008. Returns were higher due in part to discontinued products. As part of the Company’s brand strategies, products are constantly reviewed, with new products introduced and non-performing ones discontinued. Gross profit margins decreased to 62.2% from 63.3% for the three months ended May 31, 2009 and May 31, 2008 respectively. The gross margin was affected by the higher level of returns and sales incentives in the second quarter of 2009 versus the same period in 2008.
The Company’s net sales by category for the second quarter of 2009 were: Dietary Supplement $6,220,005, 42.6%; Skin Care $4,537,622, 31.1%; Oral Care $2,120,604, 14.5%; Nail Care $1,269,888, 8.7%; Fragrance $218,575, 1.5%; Analgesic, $139,281, 0.9% and Hair Care and Miscellaneous $103,711, 0.7%; for a total of $14,609,686.
The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases. Income before taxes is $1,338,452 for the second quarter of 2009 as compared to $1,477,930 for the same quarter in 2008. Returns and accounts receivable reserves accounted for $1,954,153 that was expensed against earnings for the second quarter of 2009 as opposed to $1,897,017 that was expensed for the same period in 2008. The increase in the expense resulting from the increase in accounts receivable reserve is mainly due to the timing of the Company’s sales.
Advertising media expenditures were $2,782,150 in the second quarter of 2009 versus $3,678,702 in the same period in 2008, or a decrease of $896,552. The Company has focused the majority of its advertising efforts in the second quarter on the Mega-T dietary supplement brand. A major portion of the Company’s co-operative advertising is reclassified as a reduction of net sales. Included in advertising media expense is the cost of newspaper inserts.
The selling, general and administrative expense for the second quarter of 2009 was $5,050,297 versus $5,785,682 in the second quarter 2008, or a decrease of $735,385. The Company’s management has implemented reductions of personnel costs, royalty expense and freight expense, beginning at the end of the first quarter 2009. In addition, management has worked to reduce general operating expenses relative to the reduction in sales.
The effective tax rate for the second quarter of 2009 was 48.1% versus 46.5% for the second quarter of 2008. The provision for income tax included non-deductible expenses and adjustments of $109,738. During the second quarter of 2009, there was $315,455 of officer salaries incurred that were not deductible for tax purposes in calculating the income tax provision.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
OPERATING RESULTS FOR THE SIX MONTHS ENDED MAY 31, 2009
For the six-month period ended May 31, 2009, the Company had revenues of $29,692,796 and net income of $818,502 after provision for taxes of $796,685. For the same six month period in 2008, revenues were $31,261,025 and net income was $1,134,375 after a provision for taxes of $871,023. Fully diluted earnings per share were $0.12 for the first six month of 2009 as compared to fully diluted earnings per share of $0.16 for the first six months of 2008. In accordance with EITF 01-9, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the first six months of 2009 were reduced by $3,025,750 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. In the same period of the prior year, gross sales were reduced by $2,814,157 and trade promotion was credited by that amount. These accounting adjustments under EIFT 01-9 do not affect net income.
The Company’s net sales decreased $1,528,669 from $30,897,205 for the six-month period ended May 31, 2008 to $29,368,536 for the six-month period ended May 31, 2009. Sales incentives for the first half of 2009 increased $211,593 from the first half of 2008. Net sales were lower primarily due to the decreased sales of the Plus+White® oral care and Bikini Zone products, offset by an increase in the Mega-T diet supplement brand. The Company previously disclosed in Form 8-K, filed with the United States Securities and Exchange Commission on January 21, 2009, that Wal-Mart had advised the Company, due to the slow down in the economy it will only carry the leading brands in their oral care sections, and as a result will no longer be purchasing the company’s Plus+White® oral care products brand. Sales returns and allowances were 17.6% of gross sales for the six-month period ended May 31, 2009 versus 15.6% for the same period last year. This was a result of higher sales returns, with $3,158,924 or 8.8% of gross sales for the first half of 2009, versus $2,567,226 or 6.9% for the first half of 2008. Returns were higher due in part to discontinued products. As part of the Company’s brand strategies, products are constantly reviewed, with new products introduced and non-performing ones discontinued. Gross profit margins decreased to 62.0% from 63.7% for the six months ended May 31, 2009 and May 31, 2008 respectively. The gross margin was affected by the higher level of returns and sales incentives in the second quarter of 2009 versus the same period in 2008.
The Company’s net sales by category for the first half of 2009 were: Dietary Supplement $12,478,779, 42.5%; Skin Care $8,213,631, 28.0%; Oral Care $4,954,938, 16.9%; Nail Care $2,928,732, 10.0%; Fragrance $300,661, 1.0%; Analgesic, $299,521, 1.0% and Hair Care and Miscellaneous $192,273, 0.6%; for a total of $29,368,535.
The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases. Income before taxes is $1,615,187 for the first half of 2009 as compared to $2,005,398 for the same period in 2008. Returns and accounts receivable reserves accounted for $3,309,115 that was expensed against earnings for the first half of 2009 as opposed to $2,966,433 that was expensed for the same period in 2008. The increase in the expense resulting from the increase in accounts receivable reserve is mainly due to the timing of the Company’s sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
Advertising media expenditures were $6,449,490 in the first half of 2009 versus $6,411,241 in the same period in 2008. The Company has focused the majority of its advertising efforts in the first half on the Mega-T dietary supplement brand. A major portion of the Company’s co-operative advertising is reclassified as a reduction of net sales. Included in advertising media expense is the cost of newspaper inserts.
The selling, general and administrative expense for the six months ended May 31, 2009 was $10,257,140 versus $11,266,843 in the same period in 2008, or a decrease of $1,009,703. The Company’s management has implemented reductions of personnel costs, royalty expense and freight expense, most of which began towards the end of the first quarter 2009. In addition, management has worked to reduce general operating expenses relative to the reduction in sales.
The effective tax rate for the first six months of 2009 was 49.3% versus 43.4% for the first six months of 2008. The provision for income tax includes non-deductible expenses and adjustments of $151,580. During the first six months of 2009, $423,146 of officer salaries incurred was not deductible for tax purposes in calculating the income tax provision.
FINANCIAL POSITION AS OF MAY 31, 2009
The Company’s financial position as of May 31, 2009 consisted of current assets of $33,520,435 and current liabilities of $10,403,688, or a current ratio of 3.2 to 1. Shareholders’ equity decreased from $28,253,879 as of November 30, 2008 to $28,063,406 as of May 31, 2009. The decrease was due to dividends declared of $1,269,800 during the first six months of 2009, while net income increased $818,502. This was partially offset by unrealized holding gains of $260,824 during the first half of 2009, which is recorded as other comprehensive income. The unrealized gains were mainly due to the change in the market price of the preferred stock investments. Total unrealized losses on marketable securities were $805,451 as at May 31, 2009. The Company recognized a temporary impairment charge of $60,000 on its NJHE auction rate security, which was charged against comprehensive income. Please see footnote No. 7 of the financial statements for further information.
The Company’s cash and cash equivalents were $2,851,575 as of May 31, 2009, a decrease of $2,717,124 from November 30, 2008. Included in this decrease was the purchase of bank certificates of deposit net of certificates that matured during the first half of 2009, in the amount of $1,303,000, which are fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”), and which have been classified as short term investments due to market fluctuations which can affect the value if redeemed early. All of these certificates of deposit will mature during the 2009 fiscal year, and the Company fully intends to hold them until maturity. The certificates are from a number of banks; with no one certificate exceeding the $250,000 FDIC limit per institution. The balance of the cash decrease was due to capital expenditures of $168,382 and the payment of dividends of $1,551,978 during the first six months of 2009.
As of May 31, 2009, the Company had $10,939,686 of short term marketable securities and $3,573,370 of non-current securities. The Company’s cash and cash equivalents together with both short and long term marketable securities, net of current liabilities were $6,960,943 as of May 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
The Company’s cash flow from operations provided net cash of $273,618 for the six months ended May 31, 2009.
The Company’s long term investments as of May 31, 2009 were $3,573,370. Please refer to footnote No. 7 of the financial statements for further information regarding the Company’s investments.
Accounts receivable, net of reserves, were $9,493,543 as compared to $8,230,716 as of May 31, 2009 and November 30, 2008, respectively. Accounts receivable were higher due to the timing of the Company’s sales in the second quarter of 2009 versus the fourth quarter of 2008. Inventories, net of reserves, were $7,780,934 as of May 31, 2009 as compared to $7,932,798 as of November 30, 2008. Management has been working to control the amount of the Company’s investment in inventory. Prepaid income taxes decreased from $1,554,158 as of November 30, 2008 to $833,209 as of May 31, 2009. Due to the prepaid income tax balance, the Company has reduced significantly the amount of its estimated tax payments during the first six months of 2009. Deferred tax assets increased $23,076 from November 30, 2008 to May 31, 2009. The Company also recorded a deferred tax liability as of May 31, 2009, which consists of a difference in the timing of the depreciation expense on the Company’s tax returns versus the depreciation expense recorded in its financial statements. Accounts payable and accrued expenses decreased to $9,850,950 as of May 31, 2009 from $10,182,510 as of November 30, 2008. The Company was not utilizing any of the funds available under its $20,000,000 unsecured credit line as of May 31, 2009. Please see Footnote No. 10 for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company’s financial statements record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value). The investments are, categorically listed, in “Fully Guaranteed Bank Certificates of Deposit”, “Common Stock”, “Mutual Funds”, “Other Equity”, “Preferred Stock”, “Government Obligations” and “Corporate Obligations.” $61,459 of the Company’s $14,513,056 portfolio of investments (approximate, as at May 31, 2009) is invested in the “Common Stock” and “Other Equity” categories, and approximately $2,226,760 in that category are Preferred Stock holdings. The Company invests in various investment securities. Investment securities are exposed to various risks such as interest rates, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will incur in the near term. The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, however, due to current securities market conditions, the Company cannot ascertain the risk of any future change in the market value of its’ investments.
ITEM 4. CONTROLS AND PROCEDURES
With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2009.
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
PART II OTHER INFORMATION
Item 1. Legal Proceedings:
None.
Item 4. Submission of Matters to a Vote of Security Holders:
Our annual meeting of shareholders was held on June 24, 2009 in East Rutherford, New Jersey. At the meeting the following persons were elected directors: Dunnan Edell (6,369,901 votes for and 381,912 votes withheld), James P. Mastrian (6,424,737 votes for and 327,076 votes withheld) and Robert Lage (6,426,515 votes for and 325,298 votes withheld).
The shareholders approved the appointment of KGS LLP as the Company’s independent certified public accountants for the fiscal year ending November 30, 2009 (6,574,406 votes for, 135,156 votes against and 44,250 votes abstained).
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
Item 6. Exhibits and Reports on Form 8-K:
(a) Exhibits
The following reports were filed with the Securities and Exchange Commission during the three months ended May 31, 2009:

(1)	Form 10K, filed on March 3, 2009, for the year ended November 30, 2008

(11)	Computation of Earnings Per Share*

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)*

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)*

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350*

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350*

*	Filed herewith.

CCA INDUSTRIES, INC.
PART II OTHER INFORMATION
(Continued)
Item 6. Exhibits and Reports on Form 8-K: (Continued).

(2)	Form 10Q, filed on April 14, 2009, for the quarter ended February 28, 2009

(11)	Computation of Earnings Per Share*

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)*

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)*

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350*

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350*

*	Filed herewith.
(b) Reports on Form 8-K.
None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: July 15, 2009

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