Form 10-Q
period 2009-08-31
CCA INDUSTRIES INC
filed 2009-10-14
CIK 721447

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended August 31, 2009
Commission File Number 1-31643
CCA INDUSTRIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2795439

(State or other jurisdiction of Incorporation or organization)	(I.R.S.Employer Identification Number)

200 Murray Hill Parkway
East Rutherford, NJ	07073

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common Stock, $.01 Par Value — 6,086,740 shares as of August 31, 2009
Class A Common Stock, $.01 Par Value — 967,702 shares as of August 31, 2009

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
A S S E T S

	August 31,	November 30,
	2009	2008
	(Unaudited)
Current Assets
Cash and cash equivalents	$7,235,341	$5,568,699
Short-term investments and marketable securities	8,593,745	10,014,357
Accounts receivable, net of allowances of $1,015,513 and $823,029, respectively	9,324,365	8,230,716
Inventories	8,250,184	7,932,798
Prepaid expenses and sundry receivables	495,518	578,000
Prepaid income taxes and refunds due	194,202	1,554,158
Deferred income taxes	1,001,896	973,732

Total Current Assets	35,095,251	34,852,460

Property and Equipment, net of accumulated depreciation and amortization	679,957	611,226

Intangible Assets, net of accumulated amortization	722,720	727,716

Other Assets
Marketable securities	3,623,230	2,945,740
Deferred taxes	—	143,419
Other	65,300	65,300

Total Other Assets	3,688,530	3,154,459

Total Assets	$40,186,458	$39,345,861

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY

	August 31,	November 30,
	2009	2008
	(Unaudited)

Current Liabilities
Accounts payable and accrued liabilities	$10,067,834	$10,182,510
Capitalized lease obligation — current portion	56,134	57,697
Dividends payable	493,811	775,989

Total Current Liabilities	10,617,779	11,016,196

Deferred tax liability	81,340	—
Capitalized lease obligations-long term	34,551	75,786

Total Liabilities	10,733,670	11,091,982

Shareholders’ Equity
Preferred stock, $1.00 par; authorized 20,000,000 shares; none issued	—	—
Common stock, $.01 par; authorized 15,000,000 shares; 6,086,740 shares issued and outstanding	60,867	60,867

Class A common stock, $.01 par; authorized 5,000,000 shares; 967,702 shares issued and outstanding	9,677	9,677

Additional paid-in capital	2,329,049	2,329,049
Retained earnings	27,574,799	26,920,561
Unrealized (losses) on marketable securities	(521,604)	(1,066,275)

Total Shareholders’ Equity	29,452,788	28,253,879

Total Liabilities and Shareholders’ Equity	$40,186,458	$39,345,861

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2009	2008	2009	2008
Revenues
Sales of health and beauty aid products — Net	$15,139,754	$13,939,214	$44,508,290	$44,836,420
Other income	204,841	209,515	529,100	573,335

Total Revenues	15,344,595	14,148,729	45,037,390	45,409,755

Costs and Expenses
Costs of sales	5,616,335	5,252,704	16,760,385	16,481,264
Selling, general and administrative expenses	5,247,923	5,648,115	15,505,062	16,914,888
Advertising, cooperative and promotions	1,870,669	1,299,435	8,320,159	7,710,677
Research and development	123,808	147,229	369,744	438,558
Provision for doubtful Accounts	82,735	(42,363)	58,061	7,733
Interest expense	3,588	4,456	9,256	12,084

Total Costs and Expenses	12,945,058	12,309,576	41,022,667	41,565,204

Income before Provision for Income Taxes	2,399,537	1,839,153	4,014,723	3,844,551

Provision for Income Taxes	800,191	737,733	1,596,876	1,608,756

Net Income	$1,599,346	$1,101,420	$2,417,847	$2,235,795

Earnings per Share:
Basic	$0.23	$0.16	$0.34	$0.32

Diluted	$0.23	$0.16	$0.34	$0.32

Number of Common Shares:
Weighted average shares
outstanding — Basic	7,054,442	7,054,442	7,054,442	7,054,442

outstanding — Diluted	7,054,442	7,061,151	7,054,442	7,065,869

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2009	2008	2009	2008

Net Income	$1,599,346	$1,101,420	$2,417,847	$2,235,795

Other Comprehensive Income
Unrealized holding gains (losses) on investments	283,847	(246,103)	544,671	(213,136)

Comprehensive Income	$1,883,193	$855,317	$2,962,518	$2,022,659

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	August 31,	August 31,
	2009	2008
Cash Flows from Operating Activities:
Net income	$2,417,847	$2,235,795
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	185,138	181,846
Loss on write off of fixed assets	3,262	1,247
(Gain) on sale of securities	(111,411)	(69,842)
Decrease (Increase) in deferred income taxes	196,594	(93,508)
(Increase) decrease in accounts receivable	(1,093,648)	838,856
(Increase) in inventory	(317,386)	(987,759)
Decrease (Increase) in prepaid expenses and miscellaneous receivables	82,482	(35,590)
Decrease (Increase) in prepaid income taxes and refunds due	1,359,957	(353,564)
(Decrease) in accounts payable and accrued Liabilities	(114,677)	(529,306)

Net Cash Provided by Operating Activities	2,608,158	1,188,175

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(252,135)	(220,178)
Purchase of marketable securities	(14,242,206)	(20,272,142)
Proceeds from sale and maturity of investments	15,641,409	19,815,000

Net Cash Provided by (Used in) Investing Activities	1,147,068	(677,320)

Cash Flows from Financing Activities:
Increase in capital lease	—	20,814
Payments in capital lease obligation	(42,795)	(37,876)
Dividends paid	(2,045,789)	(2,116,333)

Net Cash (Used in) Financing Activities	(2,088,584)	(2,133,395)

Net Increase (Decrease) in Cash	1,666,642	(1,622,540)

Cash and Cash Equivalents at Beginning of Period	5,568,699	6,743,960

Cash and Cash Equivalents at End of Period	$7,235,341	$5,121,420

Supplemental Disclosures of Cash Flow Information:	.
Cash paid during the period for:
Interest	$9,256	$12,084
Income taxes	42,945	2,053,225

Schedule of Non Cash Financing Activities:
Acquisition of assets through capital leases	$—	$20,814
Dividends declared	1,763,611	2,257,422
See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ended November 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2008. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

NOTE 2 — ORGANIZATION AND DESCRIPTION OF BUSINESS
CCA Industries, Inc. (“CCA”) was incorporated in the State of Delaware on March 25, 1983.
CCA manufactures and distributes health and beauty aid products.

CCA has several wholly-owned subsidiaries, CCA Cosmetics, Inc., CCA Labs, Inc., Berdell, Inc., Continental Quest Corp., and Nutra Care Corporation, all of which are currently inactive. CCA has two active wholly-owned subsidiaries, CCA Online Industries, Inc. and CCA IND., S.A. DE C.V., a Variable Capital Corporation organized pursuant to the laws of Mexico.

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

Short-Term Investments and Marketable Securities:

Short-term investments and marketable securities consist of certificates of deposit, corporate and government bonds and equity securities. The Company has classified its investments as Available-for-Sale securities. Accordingly, such investments are reported at fair market value, with the resultant unrealized gains and losses reported as a separate component of shareholders’ equity, and on the Statement of Comprehensive Income.

Statements of Cash Flows Disclosure:
For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of less than three months to be cash equivalents.
For the nine months ended August 31, 2009, dividends declared were $1,763,611 and dividends paid were in the amount of $2,045,789.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Accounts Receivable:

Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowances for coop advertising and reserves for returns which are anticipated to be taken as credits against the balances as of August 31, 2009. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

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

Web Site Costs:

Certain costs incurred in creating the graphics and content of the Company’s web site has been capitalized in accordance with the Financial Accounting Standards Emerging Issue Task Force (“EITF”) No. 00-02, “Accounting for Web Site Development Costs”. The Company has determined that these costs will be amortized over a two year period. Web site design and conceptual costs are expensed as incurred.

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue Recognition:

The Company recognizes sales upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Although no legal right of return exists between the customer and the Company, it is an industry-wide practice to accept returns from customers. The Company, therefore, records a reserve for returns equal to its gross profit on its historical percentage of returns on its last five months sales. Those returns which are anticipated to be taken as credits against the balances as of August 31, 2009 are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities.

Sales Incentives:

In accordance with EITF 01- 9, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to “advertising and promotional” expense. These accounting adjustments under EITF 01-9 do not affect net income.

Advertising Costs:
The Company’s policy for fiscal financial reporting is to charge advertising cost to operations as incurred.
Shipping and Handling Costs:

The Company’s policy for fiscal financial reporting is to charge shipping costs as part of selling, general and administrative expense as incurred. Freight costs included were $683,039 and $827,589 for the three months ended August 31, 2009 and 2008, respectively. Freight costs included were $2,080,172 and $2,484,148 for the nine months ended August 31, 2009 and 2008, respectively.

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

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109 (“SAB 109”) which provides interpretive guidance regarding written derivative loan commitments that are accounted for at fair value through earnings. SAB 109 is effective for fiscal quarters beginning after December 15, 2007. The adoption of this statement has not had a material impact on the Company’s financial position or results of operation.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165). The statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 shall become effective June 15, 2009 for all subsequent reporting periods. The adoption of SFAS No. 165 did not have any material impact on the Company’s financial position or results of operation.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (Continued)

In April 2009, the SEC issued Staff Accounting Bulletin No. 111 (“SAB No. 111”). SAB No. 111 amends Topic 5.M. in regard to other than temporary impairment of certain investments in debt and equity securities. SAB No. 111 confirms the establishment of the “other than temporary” category of investment impairment. The adoption of SAB No. 111 is effective immediately and will not have any material impact on the Company’s financial position or results of operation.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 (collectively “FSP FAS 107-1”) which amends FASB No. 107, Disclosures about Fair Value of Financial Instruments, and requires disclosure of the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 became effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 had no impact on the Company’s financial position or results of operation.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 (“FSP FAS No. 157-4”) which provides additional guidance, in accordance with FASB No. 157, for estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased, and identifying circumstances in which a transaction may not be orderly. The adoption of FSP FAS No. 157-4 became effective for all interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS No. 157-4 did not have any material impact on the Company’s financial position or results of operation.

In April 2009, the FASB issued FASB Staff Position No. 115-2 and 124-2 (“FSP FAS No. 115-2” and FSP FAS No. 124-2”) which amends the guidance in regard to other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FSP FAS No. 124-2 also require additional disclosures in the financial statements that enable users to understand the types of debt and equity securities held, including those investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized. The adoption of FSP FAS No. 115-2 and FSP FAS No. 124-2 became effective for all interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS No. 115-2 and FSP FAS No. 124-2 did not have any material impact on the Company’s financial position or results of operation.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (Continued)

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”), which replaces FASB No. 162. SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS No. 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 will not have any material impact on the Company’s financial position or results of operation.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 — INVENTORIES
The components of inventory consist of the following:

	August 31,	November 30,
	2009	2008

Raw materials	$5,053,608	$4,880,267
Finished goods	3,196,576	3,052,531

	$8,250,184	$7,932,798

At August 31, 2009 and November 30, 2008, the Company had a reserve for obsolescence of $555,017 and $578,941, respectively.
NOTE 5 — PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	August 31,	November 30,
	2009	2008

Machinery and equipment	$207,885	$190,308
Furniture and equipment	928,180	813,819
Transportation equipment	—	10,918
Tools, dies, and masters	301,023	360,701
Capitalized lease obligations	263,067	263,067
Web Site	20,000	20,000
Leasehold improvements	402,785	357,582

	2,122,940	2,016,395

Less: Accumulated depreciation and amortization	1,442,983	1,405,169

Property and Equipment — Net	$679,957	$611,226

Depreciation expense for the nine months ended August 31, 2009 and 2008 amounted to $180,142 and $176,850, respectively. Furniture and equipment includes $132,550 of costs for computer equipment and software that has been purchased, but not placed in service as of yet. No depreciation expense for these assets will be recorded until they are placed in service.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for ten product lines

	August 31,	November 30,
	2009	2008

Patents and trademarks	$886,608	$886,608
Less: Accumulated amortization	163,888	158,892

Intangible Assets — Net	$722,720	$727,716

Patents are amortized on a straight-line basis over their legal life of 17 years and trademarks are adjusted to realizable value for each quarterly reporting period.
Amortization expense for the nine months ended August 31, 2009 and 2008 amounted to $4,996 and $4,996, respectively. Estimated amortization expense for November 30, 2009, 2010, 2011, 2012 and 2013 will be $6,660, $6,553, $6,288, $6,026 and $5,911 respectively.
NOTE 7 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
Short-term investments and marketable securities, which consist of fully guaranteed bank certificates of deposit, stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at August 31, 2009 and November 30, 2008 were as follows:

	August 31, 2009		November 30, 2008
	COST	MARKET	COST	MARKET
Current
Guaranteed bank certificates of deposit	$2,389,000	$2,392,962	$3,366,000	$3,366,000
Corporate obligations	798,370	810,333	449,125	446,332
U.S. Government obligations (including mortgage backed securities)	4,995,331	4,998,800	5,950,904	5,999,745
Preferred stock	250,000	163,820	50,000	21,640
Common stock	51,649	41,736	51,648	44,628
Mutual funds	215,274	154,962	215,274	114,582
Other equity investments	70,206	31,132	70,206	21,430

Total Current	8,769,830	8,593,745	10,153,157	10,014,357

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (Continued)

	August 31, 2009		November 30, 2008
	COST	MARKET	COST	MARKET

Non-Current:
Guaranteed bank Certificates of deposit	1,056,000	1,051,709	—	—
Corporate obligations	200,000	204,021	598,370	577,334
State Government obligations	500,000	400,000	500,000	460,000
Common Stock	137,904	142,460
Preferred stock	2,074,845	1,825,040	2,774,845	1,908,406

Total Non-Current	3,968,749	3,623,230	3,873,215	2,945,740

Total	$12,738,579	$12,216,975	$14,026,372	$12,960,097

As of August 31, 2009, the Company had unrealized losses on its investments of $521,604. None of the unrealized losses have been deemed to be other-than-temporary or temporary impairments, except for the New Jersey State Higher Education Assistance Authority bond as noted below, and are accounted for under mark-to-market rules for Available-for-Sale securities. Please see Note 3 for further information.
Bank certificates of deposit are insured by the Federal Deposit Insurance Corporation for the full balance under the Temporary Liquidity Guarantee Program. The Company maintains accounts with several brokerage firms. The accounts contain cash and securities. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation (SIPC).
The Company had, at August 31, 2009, an auction rate bond issued by the New Jersey State Higher Education Assistance Authority (“NJHE”). The bond was recorded as non-current marketable securities. The NJHE bond has an original par value of $500,000, a maturity date of December 1, 2040, a rating of AA by S&P, and has been placed on negative watch. Fitch has withdrawn their rating. The current annualized interest rate is 0.875% as of September 22, 2009. Beginning in February 2008, more shares for sale were submitted in the regularly scheduled auctions for the NJHE auction rate bonds than there were offers to buy. This meant that these auctions “failed to clear” and that many or all auction bond holders who wanted to sell their shares in these auctions were unable to do so. The Company believes that no permanent impairment has occurred as of August 31, 2009, as the NJHE has continued to pay interest on the bond, and the Company has sufficient resources to enable holding the bond until maturity. The Company recognized a temporary impairment charge of $40,000 against the $500,000 par value of the bond during fiscal 2008. The Company has recognized an additional temporary impairment charge of $60,000 in the second quarter of 2009. If uncertainties in the credit and capital markets continue, resulting in further market deterioration, the Company may be required to recognize further impairment charges. In addition, if there are any further ratings downgrades, or if the Company no longer has the ability to hold these investments, the Company may have further impairment charges.

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

			Significant
		Quoted Market	Other
		Price in Active	Observable
	August 31,	Markets	Inputs
Description	2009	(Level 1)	(Level 2)
Bank Certificates of Deposit	$3,444,671	$—	$3,444,671
Corporate obligations	1,014,354	—	1,014,354
Government Obligations	5,398,800	4,998,800	400,000
Preferred Stock	1,988,860	1,988,860	—
Common Stock	184,196	184,196	—
Mutual Funds	154,962	154,962	—
Other Equity	31,132	—	31,132

Total	$12,216,975	$7,326,818	$4,890,157

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (Continued)

		Quoted	Significant
		Market Price	Other
		in Active	Observable
	November 30,	Markets	Inputs
Description	2008	(Level 1)	(Level 2)
Bank Certificates of Deposit	$3,366,000	$—	$3,366,000
Corporate obligations	1,023,666	—	1,023,666
Government Obligations	6,459,745	5,999,745	460,000
Preferred Stock	1,930,046	1,930,046	—
Common Stock	44,628	44,628	—
Mutual Funds	114,582	114,582	—
Other Equity	21,430	—	21,430

Total	$12,960,097	$8,089,001	$4,871,096

The following table discloses a reconciliation of the NJHE bond, which is classified as a Level 2 investment at measured fair value during the quarter ended August 31, 2009:

Beginning Balance as of December 1, 2008	$460,000
Temporary Impairment (charge)	(60,000)

Ending Balance as of August 31, 2009	$400,000

There was no realized income or loss from the Level 2 NJHE bond investment during the quarter and year to date ended August 31, 2009.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

	August 31,	November 30,
	2009	2008
	(In Thousands)	(In Thousands)
a) Accrued Returns	$1,606	$1,443
b) Media Advertising	1,489	1,326
c) Coop Advertising	1,693	849
d) Accrued Bonuses	581	*

	$5,369	$3,618

*	under 5%
All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.
NOTE 9 — OTHER INCOME
Other income consists of the following:

	Three Months Ending August 31,		Nine Months Ending August 31,
	2009	2008	2009	2008

Interest and dividend income	$32,960	$130,068	$245,367	$421,254
Royalty income	30,000	79,447	87,768	132,490
Realized gain on sale of Bonds	112,473	—	162,458	(4,073)
Miscellaneous	29,408	—	33,507	23,664

	$204,841	$209,515	$529,100	$573,335

NOTE 10 — NOTES PAYABLE
The Company had a $20,000,000 unsecured line of credit which matured on August 31, 2009. The unsecured line was subject to certain financial covenants. The Company has never utilized the line of credit, and as of August 31, 2009 and November 30, 2008, there was no outstanding balance. The Company, as of August 31, 2009 had $19,452,316 of free cash and investments, including $3,444,671 of bank certificates of deposit.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Dividends and Capital Transactions

On June 29, 2009, the board of directors declared a $0.07 per share dividend for the third quarter ended August 31, 2009. The dividend was payable to all shareholders of record as of August 3, 2009 and was paid on September 3, 2009.

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
NOTE 13 – INCOME TAXES
CCA and its subsidiaries file a consolidated federal income tax return.

The Company previously adopted the provisions of the Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of August 31, 2009 and November 30, 2008. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no penalties or related interest for the fiscal year to date ended August 31, 2009 or for the fiscal year ended November 30, 2008.

The Company files an income tax return with the United States Department of Treasury, and with various state jurisdictions as required under the nexus laws and regulations of those states. The Company is no longer subject to Federal tax examinations for fiscal 2005 and years prior to fiscal 2005. The Internal Revenue Service has completed examining the U.S. Income tax return filed for fiscal 2006. As a result of the examination, the Internal Revenue Service has proposed an adjustment that will result in a refund to the Company of $94,195. The State of New Jersey, Department of The Treasury, Division of Taxation is currently examining state income and sales tax returns filed for the fiscal years 2004 – 2008. As of October 13, 2009, no adjustments have been proposed. The Company is no longer subject to New Jersey tax examinations for fiscal 2003 and years prior to fiscal 2003. No other state has notified the Company of its intent to conduct an examination of tax returns filed in their jurisdictions.

As of August 31, 2009, the Company has unrealized losses on its investments of $521,604, which if realized would have a tax benefit of $208,589. The Company has determined that this deferred tax benefit has no value at this time, as the Company does not believe that it will utilize these losses in the future, and accordingly has not been recorded as a deferred tax asset.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 – INCOME TAXES (Continued)
At August 31, 2009 and November 30, 2008, respectively, the Company had temporary differences arising from the following:

	August 31, 2009
			Classified As
		Deferred	Short-Term	Long-Term	Long-Term
Type	Amount	Tax	Asset	Asset	(Liability)

Depreciation	$(203,858)	$(81,340)	$—	$—	$(81,340)
Reserve for bad debts	197,224	78,692	78,692	—	—
Reserve for returns	818,288	326,497	326,497	—	—
Reserve for obsolete inventory	572,930	228,599	228,599	—	—
Vacation accrual	496,479	198,096	198,096	—	—
Charitable Contributions	186,098	74,252	74,252	—	—
Section 263A costs	240,000	95,760	95,760	—	—

Net deferred income tax		$920,556	$1,001,896	$—	$(81,340)

	November 30, 2008
			Classified As
		Deferred	Short-Term	Long-Term	Long-Term
Type	Amount	Tax	Asset	Asset	(Liability)

Depreciation	$74,244	$29,623	$—	$29,623	$—
Reserve for bad debts	154,290	61,562	61,562	—	—
Reserve for returns	668,738	266,827	266,827	—	—
Reserve for obsolete inventory	578,941	230,997	230,997	—	—
Vacation accrual	501,096	199,937	199,937	—	—
Charitable contributions	572,568	228,455	114,659	113,796	—
Section 263A costs	250,000	99,750	99,750	—	—

Net deferred income tax		$1,117,151	$973,732	$143,419	$—

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 — INCOME TAXES (Continued)
Income tax expense is made up of the following components:

	Three Months Ended August 31, 2009
	Federal	State & Local	Total
Current tax expense	$660,138	$192,024	$852,162
Deferred tax (benefit)	(40,216)	(11,755)	(51,971)

	$619,922	$180,269	$800,191

	Three Months Ended August 31, 2008
	Federal	State & Local	Total
Current tax expense	$523,722	$152,344	$676,066
Deferred tax expense	44,771	16,896	61,667

	$568,493	$169,240	$737,733

	Nine Months Ended August 31, 2009
	Federal	State & Local	Total
Current tax expense	$1,280,342	$374,493	$1,654,835
Deferred tax (benefit)	(44,843)	(13,116)	(57,959)

	$1,235,499	$361,377	$1,596,876

	Nine Months Ended August 31, 2008
	Federal	State & Local	Total
Current tax expense	$1,231,007	$360,143	$1,591,150
Deferred tax expense	13,621	3,985	17,606

	$1,244,628	$364,128	$1,608,756

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 — INCOME TAXES (Continued)
Prepaid income taxes and refund due are made up of the following components:

	Federal	State & Local	Total

August 31, 2009	$(72,447)	$266,649	$194,202

November 30, 2008	$1,020,948	$533,210	$1,554,158

A reconciliation of income tax expense computed at the statutory rate to income tax expense at the effective rate for the three months ended August 31, 2009 and August 31, 2008 is as follows:

	Three Months Ended		Three Months Ended
	August 31, 2009		August 31, 2008
		Percent		Percent
		of Pretax		of Pretax
	Amount	Income	Amount	Income
Income tax expense at federal statutory rate	$815,843	34.00%	$625,312	34.00%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	142,532	5.94	109,246	5.94

Non-deductible expenses and other adjustments	(158,184)	(6.59)	3,175	.17

Income tax expense at effective rate	$800,191	33.35%	$737,733	40.11%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 — INCOME TAXES (Continued)

	Nine Months Ended		Nine Months Ended
	August 31, 2009		August 31, 2008
		Percent		Percent
		of Pretax		of Pretax
	Amount	Income	Amount	Income
Income tax expense at federal statutory rate	$1,365,006	34.00%	$1,307,147	34.00%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	238,475	5.94	228,366	5.94

Non-deductible expenses and other adjustments	(6,605)	(0.16)	73,243	1.91

Income tax expense at effective rate	$1,596,876	39.78%	$1,608,756	41.85%

NOTE 14 — SUBSEQUENT EVENTS

On October 12, 2009, the Company announced that the Board of Directors had declared a $0.07 per share dividend for the fourth quarter of 2009, payable to all shareholders of record as of November 2, 2009, and payable on December 2, 2009.

On October 1, 2009, the Company announced that it had been served on September 30, 2009 with a class action suit, Denise Wally vs. CCA Industries, Inc. The claim, which did not specify any damages, was filed in the Superior Court, State of California, County of Los Angeles, and Central Civil West, alleging false and misleading claims about one of the Company’s products sold in California, that violated the California Business and Professional Code. The Company believes that the claim is without any merit and intends to vigorously defend the case.

The Company has evaluated subsequent events that occurred during the period of August 31, 2009 through October 13, 2009, the date that these financial statements were available to be issued. Except as disclosed above, management concluded that no other events required potential adjustment to, or disclosure in these consolidated financial statements.

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
OVERVIEW
Net income for the third quarter ended August 31, 2009 was $1,599,346 as opposed to $1,101,420 for the same period in 2008, an increase of $497,926. Net income increased due to an increase in net sales from $13,939,214 in the third quarter of 2008 to $15,139,754 in the third quarter of 2009. The Company filed a Form 8-K with the United States Securities and Exchange Commission on January 21, 2009 informing that the Company had been advised by Wal-Mart, that due to the slow down in the economy it will only be carrying the leading brands in their oral care section, and accordingly, starting in March 2009, will no longer be purchasing the Plus+White® oral care products brand. In 2008 the Company’s net sales of Plus+White® to Wal-Mart totaled $6 million. The increase in net sales for the quarter and year to date ended August 31, 2009 versus the same periods in 2008 was primarily due to increased sales in the Company’s Mega-T diet supplement brand. In addition, the Company’s management has worked diligently to reduce its selling, general and administrative expenses. Net income for the nine months ended August 31, 2009 was $2,417,847, as compared to $2,235,795 for the same period in 2008, an increase of $182,052.
OPERATING RESULTS FOR THE THREE MONTHS ENDED AUGUST 31, 2009
For the three-month period ended August 31, 2009, the Company had revenues of $15,344,595 and net income of $1,599,346 after provision for taxes of $800,191. For the same three month period in 2008, revenues were $14,148,729 and net income was $1,101,420 after a provision for taxes of $737,733. Fully diluted earnings per share were $0.23 for the third quarter of 2009 as compared to fully diluted earnings per share of $0.16 for the third quarter of 2008. In accordance with EITF 01-9, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the third quarter of 2009 were reduced by $1,897,795 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. In the same period of the prior year, gross sales were reduced by $1,011,368 and trade promotion was credited by that amount. These accounting adjustments under EITF 01-9 do not affect net income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
The Company’s net sales increased $1,200,540 from $13,939,214 for the three-month period ended August 31, 2008 to $15,139,754 for the three-month period ended August 31, 2009. Sales incentives for the third quarter of 2009 increased $886,426 from the third quarter of 2008 in order to promote the Company’s brands with the consumer. Net sales were higher primarily due to the increased sales of the Mega-T diet supplement brand. Had EITF 01 — 9 not been adopted, net sales for the three months ended August 31, 2009 and 2008 would have been $17,037,549 and $14,950,582, respectively. The Company previously disclosed in Form 8-K, filed with the United States Securities and Exchange Commission on January 21, 2009, that Wal-Mart had advised the Company, due to the slow down in the economy it will only carry the leading brands in their oral care sections, and as a result will no longer be purchasing the Company’s Plus+White® oral care products brand. In addition to the higher sales of the Mega-T dietary supplement brand, the lower sales of the Plus+White® oral care products were offset by higher sales of the Hairoff and Bikini Zone brands, as well as the Pain Bust-R II brand, which was acquired in November 2008. Sales returns and allowances were 16.5% of gross sales for the three-month period ended August 31, 2009 versus 16.3% for the same period last year. This was a result of higher sales incentive spending as previously discussed, partially offset by lower returns. As part of the Company’s brand strategies, products are constantly reviewed, with new products introduced and non-performing ones discontinued. Gross profit margins increased to 62.9% from 62.3% for the three months ended August 31, 2009 and August 31, 2008 respectively. The gross margin was affected by the change in the product mix of its products, with higher sales of products that had a lower cost of goods.
The Company’s net sales by category for the third quarter of 2009 were: Dietary Supplement $6,299,682, 41.6%; Skin Care $5,066,264, 33.5%; Oral Care $2,055,762, 13.6%; Nail Care $1,234,359, 8.1%; Analgesic $205,173, 1.4%; Fragrance, $119,858, 0.8% and Hair Care and Miscellaneous $158,656, 1.0%; for a total of $15,139,754.
The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases. Income before taxes is $2,399,537 for the third quarter of 2009 as compared to $1,839,153 for the same quarter in 2008. Returns and accounts receivable reserves accounted for $1,114,381 that was expensed against earnings for the third quarter of 2009 as opposed to $1,698,459 that was expensed for the same period in 2008. The change in the expense resulting from the change in the accounts receivable reserve is mainly due to the timing of the Company’s sales. Expenses for returns, other than the reserve change, were significantly lower in the third quarter of 2009 versus the same quarter in 2008.
Advertising and media expenditures were $1,870,669 in the third quarter of 2009 versus $1,299,435 in the same period in 2008, or an increase of $571,234. The Company has focused the majority of its advertising efforts in the third quarter on the Mega-T dietary supplement brand. A major portion of the Company’s co-operative advertising is reclassified as a reduction of net sales. Included in advertising media expense is the cost of newspaper inserts.
The selling, general and administrative expense for the third quarter of 2009 was $5,247,922 versus $5,648,115 in the third quarter of 2008, or a decrease of $400,193. The Company’s management has implemented reductions of personnel costs, royalty expense and freight expense, beginning at the end of the first quarter 2009. In addition, management has worked diligently to reduce general operating expenses.
The effective tax rate for the third quarter of 2009 was 33.3% versus 40.1% for the third quarter of 2008. The provision for income tax included non-deductible expenses and adjustments that reduced the income tax expense by $158,184. Included in this amount was an anticipated refund as the result of the Internal Revenue tax audit of the 2006 fiscal year Federal tax return, which lowered the effective rate for the third quarter of 2009. During the third quarter of 2009, there was $238,252 of officer salaries incurred that were not deductible for tax purposes in calculating the income tax provision.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
OPERATING RESULTS FOR THE NINE MONTHS ENDED AUGUST 31, 2009
For the nine-month period ended August 31, 2009, the Company had revenues of $45,037,390 and net income of $2,417,847 after provision for taxes of $1,596,876. For the same nine month period in 2008, revenues were $45,409,755 and net income was $2,235,795 after a provision for taxes of $1,608,756. Fully diluted earnings per share were $0.34 for the first nine months of 2009 as compared to fully diluted earnings per share of $0.32 for the first nine months of 2008. In accordance with EITF 01-9, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the first nine months of 2009 were reduced by $4,923,544 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. In the same period of the prior year, gross sales were reduced by $3,825,525 and trade promotion was credited by that amount. These accounting adjustments under EITF 01-9 do not affect net income.
The Company’s net sales decreased $328,130 from $44,836,420 for the nine month period ended August 31, 2008 to $44,508,290 for the nine month period ended August 31, 2009. The decrease was due to the higher amount of sales incentive expenditure in the first nine months of 2009 versus the same period in 2008. Sales incentives for the first nine month of 2009 increased $1,098,019 from the same period in 2008. Had EITF 01 — 9 not been adopted, net sales for the nine months ended August 31, 2009 and 2008 would have been $49,431,834 and $48,661,945, respectively. Net sales were affected by the decreased sales of the Plus+White® oral care and Bikini Zone products, but offset by an increase in the Mega-T diet supplement brand and sales of Pain Bust-R II, a topical analgesic brand that was acquired in November 2008. The Company previously disclosed in Form 8-K, filed with the United States Securities and Exchange Commission on January 21, 2009, that Wal-Mart had advised the Company, due to the slow down in the economy it will only carry the leading brands in their oral care sections, and as a result will no longer be purchasing the company’s Plus+White® oral care products brand. Sales returns and allowances were 17.4% of gross sales for the nine month period ended August 31, 2009 versus 15.6% for the same period last year. This was a result of the higher sales incentive expenditures, with $4,923,544 or 9.1% of gross sales for the first nine months of 2009, versus $3,825,525 or 7.1% of gross sales for the same period in 2008. As part of the Company’s brand strategies, products are constantly reviewed, with new products introduced and non-performing ones discontinued. Gross profit margins decreased to 62.3% from 63.2% for the nine months ended August 31, 2009 and August 31, 2008 respectively. The gross margin was affected by the higher level of sales incentives in the third quarter of 2009 versus the same period in 2008.
The Company’s net sales by category for the first nine months of 2009 were: Dietary Supplement $18,690,334, 42.0%; Skin Care $13,314,299, 29.9%; Oral Care $6,959,020, 15.7%; Nail Care $4,232,463, 9.5%; Analgesic $500,278, 1.1%; Fragrance, $458,480, 1.0% and Hair Care and Miscellaneous $353,416, 0.8%; for a total of $44,508,290.
The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases. Income before taxes was $4,014,723 for the first nine months of 2009 as compared to $3,844,551 for the same period in 2008. Returns and accounts receivable reserves accounted for $4,423,497 that was expensed against earnings for the first nine months of 2009 as opposed to $4,664,892 that was expensed for the same period in 2008. The change in the expense resulting from the change in accounts receivable reserve is mainly due to the timing of the Company’s sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
Advertising and media expenditures were $8,320,159 in the first nine months of 2009 versus $7,710,677 in the same period in 2008. The Company has focused the majority of its advertising efforts in this fiscal year on the Mega-T dietary supplement brand. A major portion of the Company’s co-operative advertising is reclassified as a reduction of net sales. Included in advertising media expense is the cost of newspaper inserts.
The selling, general and administrative expense for the nine months ended August 31, 2009 was $15,505,062 versus $16,914,888 in the same period in 2008, or a decrease of $1,409,826. The Company’s management has implemented reductions of personnel costs, royalty expense and freight expense, most of which began towards the end of the first quarter 2009. In addition, management has worked diligently to reduce general operating expenses relative to the reduction in sales.
The effective tax rate for the first nine months of 2009 was 39.8% versus 41.8% for the first nine months of 2008. The provision for income tax includes non-deductible expenses and adjustments that reduced the income tax expense by $6,605. The lower tax rate was due in part to the anticipated refund as a result of the Internal Revenue Service audit of the fiscal 2006 Federal tax return. During the first nine months of 2009, $661,398 of officer salaries incurred was not deductible for tax purposes in calculating the income tax provision.
FINANCIAL POSITION AS OF AUGUST 31, 2009
The Company’s financial position as of August 31, 2009 consisted of current assets of $35,095,251 and current liabilities of $10,617,779, or a current ratio of 3.3 to 1. Shareholders’ equity increased from $28,253,879 as of November 30, 2008 to $29,452,788 as of August 31, 2009. The increase was due to net income of $2,417,847 and unrealized holding gains of $544,671 during the first nine months of 2009, offset partially by dividends declared of $1,763,611 during the 2009 fiscal year. Unrealized holding gains or losses are recorded as other comprehensive income. The unrealized gains were mainly due to the change in the market price of the preferred stock investments. Total unrealized losses on marketable securities were $521,604 as at August 31, 2009. The Company recognized a temporary impairment charge of $60,000 on its NJHE auction rate security during fiscal 2009, which was charged against comprehensive income. Please see footnote No. 7 of the financial statements for further information.
The Company’s cash and cash equivalents were $7,235,341 as of August 31, 2009, an increase of $1,666,643 from November 30, 2008. Included in this increase was cash provided by operations of $2,608,158 and cash provided by investing activities of $1,147,070, offset by dividends paid during the fiscal 2009 year of $2,045,789 and payments of capital lease obligations.
As of August 31, 2009, the Company had $8,593,745 of short term marketable securities and $3,623,230 of non-current securities. The Company’s cash and cash equivalents together with both short and long term marketable securities, net of current liabilities were $8,834,537 as of August 31, 2009. Please refer to footnote No. 7 of the financial statements for further information regarding the Company’s investments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
Accounts receivable, net of reserves, were $9,324,365 as compared to $8,230,716 as of August 31, 2009 and November 30, 2008, respectively. Accounts receivable were higher due to the timing of the Company’s sales in the third quarter of 2009 versus the fourth quarter of 2008. Inventories, net of reserves, were $8,250,184 as of August 31, 2009 as compared to $7,932,798 as of November 30, 2008. Management has been working to control the amount of the Company’s investment in inventory. Prepaid income taxes decreased from $1,554,158 as of November 30, 2008 to $194,202 as of August 31, 2009. Due to the prepaid income tax balance, the Company has reduced significantly the amount of its estimated tax payments during the first nine months of 2009. Deferred tax assets decreased $115,254 from November 30, 2008 to August 31, 2009. There is also a deferred tax liability of $81,340 as of August 31, 2009, which consists of a difference in the timing of the depreciation expense on the Company’s tax returns versus the depreciation expense recorded in its financial statements. Accounts payable and accrued expenses decreased to $10,067,834 as of August 31, 2009 from $10,182,510 as of November 30, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company’s financial statements record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value). The investments are, categorically listed, in “Fully Guaranteed Bank Certificates of Deposit”, “Common Stock”, “Mutual Funds”, “Other Equity”, “Preferred Stock”, “Government Obligations” and “Corporate Obligations.” $215,328 of the Company’s $12,216,975 portfolio of investments (approximate, as at August 31, 2009) is invested in the “Common Stock” and “Other Equity” categories, and approximately $1,988,860 in the Preferred Stock holdings category. The Company invests in various investment securities. Investment securities are exposed to various risks such as interest rates, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will incur in the near term. The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, however, due to current securities market conditions, the Company cannot ascertain the risk of any future change in the market value of its’ investments.

ITEM 4.	CONTROLS AND PROCEDURES
With the participation of our Chief Executive Officer and Chief Financial Officer, management has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2009.
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

Item 6.	Exhibits and Reports on Form 8-K:
(a)	Exhibits
The following reports were filed with the Securities and Exchange Commission during the three months ended August 31, 2009:

(1)	Form 10Q, filed on July 15, 2009, for the year ended May 31, 2009

(11)	Computation of Earnings Per Share*

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)*

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)*

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350*

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350*

*	Filed herewith.

CCA INDUSTRIES, INC.
PART II OTHER INFORMATION
(Continued)
(b) Reports on Form 8-K.
None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 14, 2009

CCA INDUSTRIES, INC.
By:	/s/ DAVID EDELL
David Edell, Chief Executive Officer

By:	/s/ STEPHEN A. HEIT
Stephen A. Heit, Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

(1)	Form 10Q, filed on July 15, 2009, for the year ended May 31, 2009

(11)	Computation of Earnings Per Share*

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)*

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)*

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350*

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350*

*	Filed herewith.