Form 10-K
period 2009-11-30
CCA INDUSTRIES INC
filed 2010-03-01
CIK 721447

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended November 30, 2009
Commission File Number 001-31643
CCA INDUSTRIES, INC.
(Exact Name of Registrant as specified in Charter)

DELAWARE	04-2795439

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑. No ☐.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The aggregate market value of the voting stock held by non-affiliates of the Registrant (i.e., by persons other than officers and directors of the Registrant), at the closing sales price $3.05 on May 29, 2009, was as follows:

Class of Voting Stock	Market Value

5,514,866 shares; Common Stock, $.01 par value	$16,820,341
On February 25, 2010 there was an aggregate of 7,054,442 shares of Common Stock and Class A Common Stock of the Registrant outstanding.

CROSS REFERENCE SHEET

Headings in this Form
Form 10-K	10-K for Year Ended
Item No.	November 30, 2009

1. Business	Business

2. Properties	Property

3. Legal Proceedings	Legal Proceedings

4. Submission of Matters to a Vote of Security Holders	Submission of Matters to a Vote of Security Holders

5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	Market for the Company’s Common Stock and Related Shareholder Matters

6. Selected Financial Data	Selected Financial Data

7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Management’s Discussion and Analysis of Financial Condition and Results of Operations

7A. Quantitative and Qualitative Disclosures about Market Risk	Quantitative and Qualitative Disclosures about Market Risk

8. Financial Statements and Supplementary Data	Financial Statements and Supplementary Data

9. Changes In and Dis-agreements With Accountants On Accounting and Financial Disclosure	Changes In and Dis-agreements With Accountants On Accounting and Financial Disclosure

9A. Controls and Procedures	Controls and Procedures

10. Directors, Executive Officers and Corporate Governance	Directors and Executive Officers of the Registrant

- i -

Headings in this Form
Form 10-K	10-K for Year Ended
Item No.	November 30, 2009

11. Executive Compensation	Executive Compensation

12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

13. Certain Relationships and Related Transactions, and Director Independence	Certain Relationships and Related Transactions

14. Principal Accounting Fees and Services	Principal Accountant Fees and Services

15. Exhibits, Financial Statements Schedules	Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

- ii -

- iii -

PART I
Item 1. BUSINESS
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
The Company owns registered trademarks, or exclusive licenses to use registered trademarks, that identify its products by brand-name. Under most of the brand names, the Company markets several different but categorically-related products. The principal brand and trademark names include “Plus+White” (oral health-care products), “Sudden Change” (skin-care products), “Nutra Nail” and “Power Gel” (nail treatments), “Bikini Zone” (pre and after-shave products), “Mega — T” Green Tea (dietary products), “Mega — T” chewing gum (anti-oxidant dietary product), “Hair Off” (depilatories), “IPR” (foot-care products), “Solar Sense” (sun-care products), “Wash ‘N Curl” (shampoos), “Cherry Vanilla” and other Vanilla fragrances (perfumes), Pain Bust*R II (topical analgesic) and “Scar Zone” (scar diminishing cream).
All Company products are marketed and sold to major drug, food chains, mass merchandisers and wholesale beauty aids distributors throughout the United States. In addition, certain of the Company’s products are sold internationally, through distributors or directly.
The Company recognizes sales at the time its products are shipped to customers. However, while sales are not formally subject to any contract contingency, returns are accepted if it is in the best interests of the Company’s relationship with the customer. The Company thus estimates ‘unit returns’ based upon a review of the market’s recent-historical acceptance of subject products as well as current market-expectations, and equates its reserves for estimated returns based on the historical returns as a percentage of sales in the five preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances, (See Revenue Recognition in Note 2 of the Financial Statements). Of course, there can be no precise going-forward assurance in respect to return rates and gross margins, and in the event of a significant increase in the rate of returns, the circumstance could have a materially adverse affect upon the Company’s operations.

The Company’s net sales in fiscal 2009 were $ 57,001,999. Gross profits were $35,151,424. International sales accounted for approximately 5.6 % of sales. The Company had a net profit of $3,431,644 for fiscal 2009. Net worth at November 30, 2009 was $ 30,219,848.
Including the principal members of management (see Directors and Executive Officers), the Company, at November 30, 2009, had 140 sales, administrative, creative, accounting, receiving, and warehouse personnel in its employ.
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
(c) Marketing
The Company markets its products to major drug, food and mass-merchandise retail chains, warehouse clubs and leading wholesalers, through an in-house sales force of employees and independent sales representatives throughout the United States, and through distributors internationally.
The Company sells its products to approximately 420 accounts, most of which have numerous outlets. Approximately 40,000 stores carry at least one Company product (SKU).
During the fiscal year ended November 30, 2009, the Company’s largest customers were Wal-Mart (approximately 36% of net sales), Walgreens (approximately 14%), CVS (approximately 7%), Rite Aid (approximately 6%), and Dolgencorp (approximately 4%). The loss of any of these principal customers, or substantial reduction of sales revenues realized from their business, could materially and negatively affect the Company’s earnings.
Most of the Company’s products are not particularly susceptible to seasonal-sales fluctuation. However, sales of depilatory, sun-care and diet-aids products customarily peak in the spring and summer months, while fragrance-product sales customarily peak in the Fall and Winter months.

The Company employs brand managers who are responsible for the marketing of CCA’s brands. These managers work with the Company’s in-house advertising and art departments to create media advertising, packaging and point — of — purchase displays.
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
(d) “Wholly-Owned” Products
The majority of the Company’s sales revenues are from sales of the Company’s “wholly-owned” product lines (i.e., products sold under trademark names owned by the Company, and not subject to any other party’s interest or license), which include principally “Plus+White”, “Sudden Change”, “Wash ‘N Curl”, “Bikini Zone”, “Mega -T”, “Cherry Vanilla”, and “Scar Zone”.
(e) All Products
The Company’s gross sales net of returns by category percentage were: Dietary Supplements 42%; Skin Care 28%; Oral Care 16%; Nail Care 10%; Fragrance 3%, Analgesic 1%; and Hair Care and Miscellaneous 0%.
(f) License-Agreements Products
i. Alleghany Pharmacal
In 1986, the Company entered into a license agreement with Alleghany Pharmacal Corporation (the “Alleghany Pharmacal License”). The Alleghany Pharmacal License agreement provides that if, and when, in the aggregate, $9,000,000 in royalties had been paid thereunder, the royalty-rate for those products ‘charged’ at 6% would be reduced to 1%. The Company paid an aggregate of $9,000,000 in royalties to Allegheny as of April 2003. Commencing May 1, 2003, the license royalty was reduced to 1%. The Company incurred royalties totaling $96,769 to Alleghany Pharmacal for the fiscal year ended November 30, 2009.

ii. Solar Sense, Inc.
CCA commenced the marketing of its sun-care products line following a May 1998 License Agreement with Solar Sense, Inc. (the “Solar Sense License”), pursuant to which it acquired the exclusive right to use the trademark names “Solar Sense” and “Kids Sense” and the exclusive right to market mark-associated products. The Solar Sense License requires the Company to pay a royalty of 5% on net sales of said licensed products until $1 million total royalties are paid, at which time the royalty rate will be reduced to 1% for a period of twenty-five years. The Company incurred royalties of $38,607 to Solar Sense, Inc. for the fiscal year ended November 30, 2009.
iii. The Nail Consultants Ltd.
In October of 1999, the Company entered into a License Agreement with The Nail Consultants, Ltd. for the use of an activator invented in connection with a method for applying a protective covering to fingernails. The Company’s License Agreement with The Nail Consultants, Ltd. is for the use of the method and its composition in a new product kit packaged and marketed by CCA under its own name, “Nutra Nail Power Gel”. The Company is required to pay a royalty of 5% of net sales of all products sold under the license, by the Company. The Company incurred royalties totaling $7,280 to The Nail Consultants, Ltd. for the fiscal year ended November 30, 2009.
iv. Dr. Stephen Hsu — Green Tea
Stephen Hsu, PhD., research faculty member of the Medical College of Georgia, entered into an agreement with the Company on February 26, 2004, to create green tea skin care products based on his years of research related to the various uses of green tea anti-oxidants for skin care problems. Dr. Hsu is entitled to a commission of 3% on the net factory sales of all of the Company’s products using the green tea serum created exclusively for the Company. The Company incurred commissions totaling $80,832 to Dr. Hsu for the fiscal year ended November 30, 2009.
v. Tea-Guard Inc.
On May 18, 2004, the Company entered into a license agreement with Tea-Guard, Inc. to manufacture and distribute Mega -T Green Tea chewing gum and Mega -T Green Tea mints. The license agreement required the Company to pay a royalty of 6% of net sales for the products sold under the license agreement. The license agreement was amended on March 31, 2009, granting the Company a non-exclusive license, with no minimum royalty required. The royalty rate of 6% of net sales will remain unchanged during the term, including any renewal terms, of the amended license agreement. The Company commenced sales of the Mega -T Green Tea Chewing Gum in July 2004. The Company incurred royalties to Tea-Guard, Inc. totaling $36,586 for the fiscal year ended November 30, 2009.

vi. Continental Quest Corp.
Effective November 3, 2008, the Company entered into an agreement with Continental Quest Corp., to purchase certain United States trademarks and inventory relating to the Pain Bust*R II business for $285,106 paid at closing. In addition, the Company agreed to pay a royalty equal to 2% of net sales of all Pain Bust*R II products, which are topical analgesics, until an aggregate royalty of $1,250,000 is paid, at which time the royalty payments will cease. The Company incurred royalties to Continental Quest Corp. totaling $12,301 for the fiscal year ended November 30, 2009.
vii. Joann Bradvica
On March 22, 2002, the Company entered into an agreement with Joann Bradvica, granting the Company an exclusive license to manufacture and sell an Earlobe Patch Support for Earrings. The agreement provided for a royalty of 10% of net sales of the licensed product. A new agreement was entered into and effective on June 8, 2009 at the same royalty rate, and provides for a minimum royalty of $40,000 for annual periods beginning July 1, 2009 in order to maintain the license. The Company incurred royalties of $37,392 to Joann Bradvica for the fiscal year ended November 30, 2009.
viii. LaRosa Innovations, LLC
On March 14, 2009, the Company entered into an agreement with LaRosa Innovation, LLC, granting the Company an exclusive license to manufacture and sell Instant Arm Lifts and Instant Thigh Lifts. The agreement provides for a royalty of 5% of net sales until the Licensor receives $5,000,000 in aggregate royalties, at which time the royalty rate shall be reduced to 1% of net sales. The license agreement provides for a minimum royalty of $150,000 for the first eighteen month period of the agreement, and $150,000 per year thereafter in order to maintain the license. The Company incurred royalties of $21,026 to LaRosa Innovations, LLC for the fiscal year ended November 30, 2009, representing a portion of the initial eighteen-month minimum royalty period.
ix. Other Licenses
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
(i) Government Regulation
All of the products that the Company markets are subject or potentially subject to particular regulation by government agencies, such as the U.S. Food and Drug Administration, the Federal Trade Commission, and various state and/or local regulatory bodies. In the event that any future regulations were to require new approval for any in-the-market products, or should require approval for any planned product, the Company would attempt to obtain the necessary approval and/or license, assuming reasonable and sufficient market expectations for the subject product. However, there can be no assurance, in the absence of particular circumstances that Company efforts in respect of any future regulatory requirements would result in approvals and issuance of licenses. Moreover, if such license-requirement circumstances should arise, delays inherent in any application-and-approval process, as well as any refusal to approve, could have a material adverse affect upon existing operations (i.e. concerning in-the-market products) or planned operations.
Item 2. PROPERTY
The principal executive offices of the Company are located at 200 Murray Hill Parkway, East Rutherford, New Jersey. Under a net lease, the Company occupies approximately 58,625 square feet of space. Approximately 43,598 square feet in such premises is used for warehousing and 15,027 square feet for offices. The annual rental is $390,835, with an annual CPI increase not cumulatively exceeding 15% in any consecutive five year period. The lease expires on May 31, 2012 with a renewal option at fair market value for an additional five years. The lease requires the Company to pay for additional expenses, Common Area Maintenance (“CAM”), which includes real estate taxes, common area expense, utility expense, repair and maintenance expense and insurance expense. For the year ended November 30, 2009, CAM was estimated at $150,000.
On September 26, 2007, the Company entered into an additional lease for warehouse space with Ninth Avenue Equities Co., Inc. for four and a half years commencing November 1, 2007. The premises comprise 16,438 square feet of space. The Company is obligated to pay maintenance which includes but is not limited to real estate taxes and all other common area expenses. The annual rental is $123,285. For the year ended November 30, 2009, CAM was $29,988.

Item 3. LEGAL PROCEEDINGS
On September 30, 2009 the Company was served with a class action suit Denise Wally v. CCA Industries, Inc. The claim, which did not specify any damages, was filed in the Superior Court, State of California, County of Los Angeles, alleging false and misleading claims about the Company’s weight loss dietary supplement products sold in California in violation of the California Business and Professional Code. The Company believes that the allegations are without any merit and intends to vigorously defend the case. However, there can be no assurance that our position will be upheld.
There is no other significant litigation presently outstanding against the Company.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On June 24, 2009, the Company held its annual meeting of shareholders. The actions taken, and the voting resulting thereupon, were as follows:
(1)
David Edell, Ira W. Berman, Jack Polak and Stanley Kreitman were elected as directors by the holders of the Class A Common stock. The Class A Common Stock shareholders have the right to elect four members of the Board of Directors. No proxy was solicited therefore, whereas Messrs. Berman and Edell own 100% of the Class A Common stock, and they proposed themselves, Mr. Polak and Mr. Kreitman.

(2)	As proposed by Management, Dunnan Edell, James P. Mastrian and Robert Lage were elected as directors by the holders of the Common stock.

(3)	The Board of Director’s appointment of KGS LLP as the Company’s independent registered public accounting firm for the fiscal year ending November 30, 2009 was approved.

The Company has not submitted any matter to a vote of security holders since the 2009 Annual Meeting.

PART II
Item 5. MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
The Company’s Common Stock is traded on the New York Stock Exchange Amex under the symbol “CAW”.
The range of high and low sales prices of the Common Stock during each quarter of its 2009, 2008 and 2007 fiscal years were as follows:

Quarter Ended	2009	2008	2007
February 28/29	$2.55 - $4.24	$9.90 - $8.91	$12.12 - $11.06
May 31	$2.05 - $3.40	$9.65 - $8.53	$12.04 - $9.03
August 31	$2.74 - $4.20	$8.85 - $6.35	$10.60 - $8.94
November 30	$5.50 - $3.81	$6.40 - $3.60	$10.25 - $9.20
The high and low prices for the Company’s Common Stock, on February 2, 2010 were $5.40 to $5.39 per share.
As of November 30, 2009, there were approximately 138 individual shareholders of record of the Company’s common stock. There are a substantial number of shares held of record in various street and depository trust accounts, which represent approximately 1,000 additional shareholders.
The dividend policy is at the discretion of the Board of Directors and will depend on numerous factors, including earnings, financial requirements and general business conditions.
On December 28, 2006, the Board of Directors declared a $0.07 per share dividend for the first quarter ended February 28, 2007. The dividend was paid to all shareholders of record as of February 1, 2007 and paid on March 1, 2007. On April 12, 2007, the Board of Directors declared a $0.07 per share dividend for the second quarter ended May 31, 2007. The dividend was paid to all shareholders of record as of May 1, 2007 and paid on June 1, 2007. On June 22, 2007, the Board of Directors declared a $0.07 per share dividend for the third quarter ended August 31, 2007. The dividend was paid to all shareholders of record as of August 1, 2007 and paid on September 1, 2007. On September 26, 2007, the Board of Directors declared a $0.09 dividend for the fourth quarter ended November 30, 2007. The dividend was paid to all shareholders of record as of November 1, 2007 and paid on December 1, 2007.

On December 5, 2007, the Board of Directors declared a $0.10 per share dividend for the first quarter ending February 29, 2008. The dividend was paid to all shareholders of record as of February 1, 2008, and was paid on March 1, 2008. On February 25, 2008, the board of directors declared an $0.11 per share dividend for the second quarter ending May 31, 2008. The dividend was paid to all shareholders of record as of May 1, 2008, and paid on June 1, 2008. On July 7, 2008, the board of directors declared an $0.11 per share dividend for the third quarter ending August 31, 2008. The dividend was paid to all shareholders of record as of August 1, 2008, and paid on September 1, 2008. On October 13, 2008, the board of directors declared a $0.11 per share dividend for the fourth quarter ending November 30, 2008. The dividend was paid to all shareholders of record as of November 1, 2008, and paid on December 1, 2008.
On January 28, 2009, the board of directors declared a $0.11 per share dividend for the 1st quarter ending February 28, 2009. The dividend was payable to all shareholders of record as of February 3, 2009 and was paid on March 3, 2009. On April 8, 2009 the board of directors declared a $0.07 per share dividend for the second quarter of 2009. The dividend was payable to all shareholders of record as of May 1, 2009 and was paid on June 1, 2009. On June 29, 2009, the board of directors declared a $0.07 dividend for the third quarter of 2009. The dividend was payable to all shareholders of record as of August 3, 2009 and was paid on September 3, 2009. On October 12, 2009, the board of directors declared a $0.07 dividend for the fourth quarter of 2009. The dividend was payable to all shareholders of record as of November 2, 2009 and was paid on December 2, 2009.

Item 6. SELECTED FINANCIAL DATA

	Year Ended November 30,
	2009	2008	2007	2006	2005
Statement of Income
Sales, Net (1)	$57,001,999	$56,741,133	$59,832,157	$63,302,220	$61,181,344
Other income	670,165	716,813	1,045,710	797,803	572,909
Costs and Expenses (1)	52,062,040	54,991,547	51,283,141	55,183,378	54,646,715
Income before provision for Income Taxes	5,610,124	2,466,399	9,594,726	8,916,645	7,107,528
Net Income	$3,431,644	$1,412,886	$5,537,795	$5,604,251	$3,785,502

Earnings Per Share:
Basic	$0.49	$0.20	$0.79	$0.80	$0.53
Diluted	$0.49	$0.20	$0.78	$0.79	$0.52
Weighted Average Number of Shares Outstanding — Basic	7,054,442	7,054,442	7,029,611	7,034,276	7,145,297
Weighted Average Number of Shares Outstanding — Diluted	7,054,442	7,061,646	7,058,889	7,133,332	7,317,994

	As At November 30,
Balance Sheet Data:	2009	2008	2007	2006	2005
Working Capital	$25,973,568	$23,836,264	$24,922,016	$22,295,983	$18,602,107
Total Assets	39,789,203	39,345,861	39,903,876	36,516,571	35,309,308

Total Liabilities	9,569,355	11,091,982	9,153,558	9,131,780	9,309,652
Total Shareholders’ Equity	30,219,848	28,253,879	30,750,318	27,284,791	25,999,656

Cash Dividends Declared per Common Share	$0.32	$0.43	$0.30	$0.24	$0.16

(1)
Certain additional promotional expenses were re-classified during 2006 from an expense to a reduction of net sales. In order to have an accurate comparison, the same expenses were re-classified accordingly for the year ended November 30, 2005. The reclassification did not affect the net income for that year.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report.
Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including without limitation, statements regarding our expectations, beliefs, intentions or future strategies. These statements involve known and unknown risks and uncertainties that may cause actual results or outcomes to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements, and statements which explicitly describe such issues. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statements. Investors are urged to consider any statement labeled with the terms “believes,” “expects,” “intends” or “anticipates” to be uncertain and forward-looking.
Overview
Net Income for the year ended November 30, 2009 was $3,431,644, an increase of $2,018,758 or 142.9% over the net income of $1,412,886 for the year ended November 30, 2008. Earnings per share, fully diluted were $0.49 for the year ended November 30, 2009 as compared to $0.20 for the year ended November 30, 2008. The Company had net cash provided by operations of $3,905,182 for the year ended November 30, 2009 versus $3,229,899 for the year ended November 30, 2008. Comprehensive income was $4,223,391 for fiscal 2009 as opposed to $536,972 for fiscal 2008. The Company had current assets of $35,443,441 and current liabilities of $9,469,873 at November 30, 2009. Retained earnings increased to $28,094,783 at November 30, 2009 from $26,920,561 at November 30, 2008. There was no change in the number of outstanding shares at November 30, 2009 as compared to November 30, 2008.
Comparison of Results for Fiscal Years 2009 and 2008
For the year ended November 30, 2009, the Company had revenues of $57,672,164, and net income of $3,431,644, after a provision of $2,178,480 for taxes. For the year ended November 30, 2008, the Company had revenues of $57,457,946, and net income of $1,412,886, after a provision of $1,053,513 for taxes. Other income declined $46,648, primarily due to lower interest rates, partially offset by higher dividend income and realized gains on the sales of investments. Fully diluted earnings per share for fiscal 2009 were $0.49 as compared to $0.20 for fiscal 2008.

The Company’s net sales increased to $57,001,999 for the fiscal year ended November 30, 2009 from $56,741,133 for the fiscal year ended November 30, 2008. Gross sales were higher primarily in the diet and fragrance categories, and lower primarily in the oral care category. Sales returns and allowances were 11.6% of gross sales for fiscal 2009 versus 11.4% in fiscal 2008. In 2008 the Company had $321,070 of returns, primarily in the first three quarters of fiscal 2008, due to the discontinuance of Pound-X, a dietary supplement launched in the fourth quarter of 2006. Sales returns and allowances were higher in 2009 in part due to the Company’s continued expanded use of coupons. The coupon expense, charged against sales allowances, increased to $1,346,737 in fiscal 2009 from $884,161 in fiscal 2008. The Company, on an ongoing basis, has returns of products that have been phased out and replaced by new items as part of its marketing plan. Gross profit margins increased slightly to 61.7% in fiscal 2009 from 61.6% in fiscal 2008. The Company continually works to control its manufacturing costs.
In accordance with Generally Accepted Accounting Principles (“GAAP”), the Company reclassified certain advertising and promotional expenditures as a reduction of sales rather than report them as expenses, which has no affect on the net income. This reclassification is the adoption by the Company of ASC Topic 605-10-S99, “Revenue Recognition” (previously reported as EITF 01-9) as more fully described in Note 2 (“Sales Incentives”), of the consolidated financial statements for fiscal 2009. The reclassification reflects a reduction in sales for the fiscal years ended November 30, 2009 and 2008 by $4,889,941 and $4,557,507 respectively, an increase in the net sales reduction of $332,434.
The Company’s net sales, by category were: Dietary Supplements $24,243,598 or 42%, Skin Care $15,807,074 or 28%, Oral Care $8,859,354 or 16%, Nail Care $5,529,822 or 10%, Fragrance $1,938,084 or 3%, Analgesic $617,554 or 1%, and Hair Care and Miscellaneous $6,513 or 0%.
Income before taxes was $5,610,124 for fiscal 2009 as compared to $2,466,399 for fiscal 2008, an increase of $3,143,725. The increase was due to a reduction of expenses in both media and selling, general and administrative costs. For fiscal 2009, advertising, cooperative and promotional expenses were $9,667,446 as compared to $10,466,740 for fiscal 2008, or an expense decrease of $799,294. Advertising expenses were 17.0% of net sales for fiscal 2009 versus 18.4% for fiscal 2008. Included in advertising expense is media advertising, which decreased to $6,641,461 in fiscal 2009 from $8,051,849 in fiscal 2008. The Company increased its cooperative advertising in fiscal 2009, however a large portion of the increase in expense was offset by a decrease in the use of advertising in newspaper inserts.
Cost of goods remained stable despite increases in resin prices during fiscal 2009. Selling, general and administrative expenses decreased to $20,037,352 in fiscal 2009 from $22,122,849 in fiscal 2008. The decrease was primarily due to lower freight out costs as a result of the decrease in fuel costs and renegotiation of some carrier rates, decreased selling expenses, lower personnel costs and decreased donations of the Company’s inventory.
Shipping costs to the Company’s customers, reported as part of selling, general and administrative costs, decreased in fiscal 2009 by $556,051 from fiscal 2008. Shipping costs as a percentage of gross sales decreased to 4.0% in fiscal 2009 from 4.9% of gross sales in fiscal 2008. This was due to lower fuel costs during fiscal 2009, and a renegotiation of rates with some of the Company’s carriers. The Company also had a decrease in personnel costs and other costs because of management’s cost control initiatives. The Company significantly decreased its donations of inventory during fiscal 2009, resulting in an expense that was $392,805 lower then fiscal 2008. Donations of inventory can result in an increased tax benefit, the unused portion of which creates a deferred tax benefit that may be utilized in future periods.

The effective tax rate for fiscal 2009 was 38.8% of income before tax as compared to 42.7% for fiscal 2008. The United States Internal Revenue Service completed an examination of the Company’s U.S. tax return for fiscal 2006. As a result of that examination, the Company received a refund of $94,195 in federal taxes for the 2006 fiscal year. The audit adjustments resulted in refunds from amended state tax returns for 2006 of $28,145, and an additional $196,335 in refunds from federal and state amended returns for fiscal 2007. The refunds resulted in the decreased effective tax rate for fiscal 2009. The State of New Jersey, Department of The Treasury, Division of Taxation is currently examining state income and sales tax returns filed for the fiscal years 2004 — 2008. As of February 25, 2010, no adjustments have been proposed. No other state has notified the Company of its intent to conduct an examination of tax returns filed in their jurisdictions. The Company had $747,668 of officer salaries during fiscal 2009 that were not deductible for tax purposes in calculating the income tax provision. As of November 30, 2009, the Company has unrealized losses on its investments of $314,428, which would have a tax benefit of $125,457. This tax benefit has been reduced by a valuation allowance of $85,557. The valuation allowance is based on an estimate of the losses, which if realized, could not be utilized to offset any corresponding capital gains. The tax benefit of the unrealized losses, net of valuation allowances, is $39,900 as of November 30, 2009.
Comprehensive income increased to $4,223,391 for the year ended November 30, 2009 from $536,972 for the year ended November 30, 2008. This reflects the increase in the Company’s net income together with other comprehensive income, net of income tax benefits, of $791,747. The tax benefit of the unrealized losses, net of valuation allowances, is $39,900 as of November 30, 2009. The other comprehensive income is as a result of the increase in the market value of the Company’s investments. Further information regarding the Company’s investments can be found in Note 6 of the consolidated financial statements.
Comparison of Results for Fiscal Years 2008 and 2007
For the year ended November 30, 2008, the Company had revenues of $57,457,946, and net income of $1,412,886, after a provision of $1,053,513 for taxes. For the year ended November 30, 2007, the Company had revenues of $60,877,867, and net income of $5,537,795, after a provision of $4,056,931 for taxes. Fully diluted earnings per share for fiscal 2008 were $0.20 as compared to $0.78 for fiscal 2007. As noted in Note 15 of the consolidated financial statements, earnings in fiscal 2007 were impacted by the recording of $717,850 of transaction expenses related to the proposed acquisition of the Company by Dubilier and Company. Other income decreased from $1,045,710 for fiscal 2007 to $716,813 in fiscal 2008, primarily due to the decrease in interest rates.

The Company’s net sales decreased to $56,741,133 for the fiscal year ended November 30, 2008 from $59,832,157 for the fiscal year ended November 30, 2007. Net sales reflected an adjustment after reclassifying certain advertising expenses from selling expense to a reduction of net sales, which does not affect net income, and is more fully described in the notes to the consolidated financial statements. During fiscal 2008, the amount of advertising expenses that were classified as a reduction of net sales was $4,557,507, versus $5,184,112 in fiscal 2007, reflecting a decrease in the net sales reduction of $626,605. Gross sales were lower primarily in the oral care and fragrance categories. Sales returns and allowances were 11.6% of gross sales for fiscal 2008 versus 9.6% in fiscal 2007. Sales returns were higher primarily due to a primary customer’s integration of a retail store chain that it had acquired into its operations that resulted in some store closings. The Company also had $321,070 of returns, primarily in the first three quarters of fiscal 2008, from the unsuccessful launch of Pound-X, a dietary supplement launched in the fourth quarter of 2006. In addition, the Company expanded its use of coupons resulting in an expense increase of $387,517 that was charged against sales allowances. The Company continually has returns of products that have been phased out and replaced by new items as part of its marketing plan. Gross profit margins declined to 61.6% in fiscal 2008 from 63.6% in fiscal 2007. The change in the gross profit margin was primarily due to the higher returns and sales allowances in fiscal 2008. In addition, due to the significantly higher fuel costs in 2008, there was an increase in the cost of goods including delivery charges.
In accordance with GAAP (generally accepted accounting principles), the Company reclassified certain advertising and promotional expenditures as a reduction of sales rather than report them as expenses, which has no affect on the net income. This reclassification is the adoption by the Company of ASC Topic 605-10-S99, “Revenue Recognition” (previously reported as EITF 01-9) as more fully described in Note 2 (“Sales Incentives”), of the consolidated financial statements for fiscal 2008. The reclassification reflects a reduction in sales for the fiscal years ended November 30, 2008 and 2007 by $4,557,507 and $5,184,112 respectively.
The Company’s net sales, by category were: Dietary Supplement $18,531,613 or 33%, Skin Care $16,623,447 or 29%, Oral Care $13,944,877 or 25%, Nail Care $5,816,461 or 10%, Fragrance $1,532,679 or 3%, and Hair Care and Miscellaneous $292,056 or 0%.
Income before taxes was $2,466,399 for fiscal 2008 as compared to $9,594,726 for fiscal 2007, a decrease of $7,128,327. The decrease was primarily due to a $3,684,860 increase in media and co-operative advertising in fiscal 2008 versus fiscal 2007. In addition, for the reasons as previously noted, fiscal 2008 returns and allowances were higher by $1,106,135 as compared to fiscal 2007. Other income declined $328,897, primarily due to lower interest rates. Cost of goods increased as a result of the increased fuel costs, including delivery charges of raw materials and components and higher testing costs. Due to the significantly increased fuel charges in 2008, the cost of freight-out increased from 4.1% of gross sales in fiscal 2007 to 4.9% of gross sales in fiscal 2008. In an effort to attract new customers, the Company increased its use of advertising in newspaper inserts. Expenses were also higher due to increased donations of inventory in fiscal 2008; however that also resulted in an increased tax benefit which offset the higher expense and created a deferred tax benefit that will be utilized in future periods.

For fiscal 2008, advertising, cooperative and promotional expenses were $10,466,740 as compared to $6,956,407 for fiscal 2007, or an expense increase of $3,510,333. Advertising expenses were 18.4% of net sales for fiscal 2008 versus 11.6% for fiscal 2007. The increase in advertising expense was due to the Company supporting a new leading diet product.
Selling, general and administrative expenses increased to $22,122,849 in fiscal 2008 from $21,266,327 in fiscal 2007. The increase was primarily due to higher freight out costs as a result of the significant increase in fuel costs, increased selling expenses, and higher donations of inventory as earlier noted.
The effective tax rate for fiscal 2008 was 42.7% of income before tax as compared to 42.3% for fiscal 2007. The slight increase in the tax rate was due to the timing of certain tax deductions in fiscal 2008 versus 2007, which resulted in a $321,855 increase in deferred tax assets.
Liquidity and Capital Resources
As of November 30, 2009, the Company had working capital of $25,973,568 as compared to $23,836,264 at November 30, 2008. The ratio of total current assets to current liabilities is 3.7 to 1 as compared to a ratio of 3.2 to 1 for the prior year. Stockholders’ equity increased to $30,219,848 in fiscal 2009 from $28,253,879 in fiscal 2008. The increase was due to increases in retained earnings and lower unrealized losses on marketable securities. Retained earnings increased to $28,094,783 at November 30, 2009 from $26,920,561 at November 30, 2008. The increase was due to earnings of $3,431,644 during fiscal 2009, less dividends declared of $2,257,421. Unrealized losses on marketable securities were $274,528 at November 30, 2009 as compared to unrealized losses of $1,066,275 at November 30, 2008. Unrealized gains or losses reflect the difference between the cost and market price of the Company’s marketable securities as of the date of the financial statements, net of any tax expense or benefit. See Note 6 of the consolidated financial statements for further information regarding the Company’s marketable securities. The Company did not purchase any treasury stock during fiscal 2009. There were no common or preferred stock shares issued during fiscal 2009.
The Company’s cash position and short-term investments at November 30, 2009 were $17,480,472, versus $15,583,056 as at November 30, 2008. Non-current or long term investments were $2,900,035 at November 30, 2009 versus $2,945,740 at November 30, 2008. At November 30, 2009, the Company had long and short-term triple A investments and cash of $20,380,507 as compared to $18,528,796 as of November 30, 2008. The Company paid cash dividends during fiscal 2009 in the amount of $2,539,599, including the dividends declared at the end of fiscal 2008 but not paid until fiscal 2009 of $775,988 and $1,763,611 in dividends declared and paid for fiscal 2009. As of November 30, 2009, there were dividends declared but not paid of $493,811. The investment securities the Company purchased are all classified as “Available for Sale Securities”, and are reported at fair market value as of November 30, 2009, with the resultant unrealized gains or losses reported as a separate component of shareholders’ equity. Due to the current securities market conditions, the Company cannot ascertain the risk of any future change in market value. Our investments are spread among many different obligors and municipalities to decrease the risk due to any specific concentrations.

The Company’s investment in property and equipment consisted mostly of computer hardware and software, racking for our warehouse facilities, leasehold improvements and furniture to accommodate our personnel in addition to tools and dies used in the manufacturing process.
Accounts receivable as of November 30, 2009 and 2008 were $7,613,273 and $8,230,716 respectively. The gross accounts receivable was $144,341 higher as of November 30, 2009 versus November 30, 2008, however the net receivables decreased due to an increase in the reserve for returns and allowances. Accounts receivable allowances and reserves increased in the aggregate by $761,785 at November 30, 2009 as compared to November 30, 2008. The reserves were higher as of November 30, 2009 due to additional provisions for the Company’s Instant Lift product, an account that filed for bankruptcy protection and markdown allowances given to certain accounts.
The allowance for doubtful accounts is a combination of specific and general reserve amounts relating to accounts receivable. The general reserve is calculated based on historical percentages applied to aged accounts receivable and the specific reserve is established and revised based on individual customer circumstances. This allowance decreased to $131,223 as of November 30, 2009 from $154,290 as of November 30, 2008.
The reserve for returns and allowances is based on the historical returns as a percentage of sales in the five preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances. This allowance increased to $2,660,469 as of November 30, 2009 from $2,112,426 as of November 30, 2008. Of this amount, allowances and reserves in the amount of $1,206,878, which are anticipated to be deducted from future invoices, are included in accrued liabilities. The increase in the reserve for returns and allowances is due in part to the timing of the Company’s sales and a reserve in the amount of $82,362 for an account that filed for bankruptcy. This amount, including the reserve, would be included in accounts receivable until a final order is entered by the bankruptcy court at which time the amount will be charged against the allowance for doubtful accounts. Also included in the reserve is a provision of $293,845 for the Company’s Instant Lift product which was launched during fiscal 2009.
Inventories were $8,327,277 and $7,932,798, as of November 30, 2009 and 2008 respectively. The Company increased the amount of inventory on hand in order to accommodate its customer’s needs for just in time inventory shipments. Inventory was also increased due to promotional sales that were shipped in December 2009. The reserve for inventory obsolescence is based on a detailed analysis of inventory movement. The inventory obsolescence reserve was increased to $760,001 as of November 30, 2009 from $578,941 as of November 30, 2008. The increase in the reserve was primarily for the Company’s Instant Lift Products.
The amount of deferred income tax reflected as a current asset increased to $1,193,745 as of November 30, 2009 from $973,732 as of November 30, 2008. The increase of deferred tax credits was mainly as a result of the increased reserves for returns and inventory obsolescence. The increase was partially offset by a reduction in the accrual for unused vacation pay and a reduction in charitable contributions that could not be deducted in the current tax year and were carried forward. Also included is a deferred income tax benefit of $39,900 as a result of the unrealized losses on the Company’s marketable securities. This amount is also reflected as an offset against unrealized losses in the equity section of the balance sheet. The Company anticipates that these amounts will be deductible in future tax years. The amount of non-current deferred tax decreased to $0 as of November 30, 2009 from $143,419 as of November 30, 2008. The decrease was due to a portion of the charitable contributions for which the benefit was estimated to be beyond the 2009 fiscal year, and thus had been classified as a long term asset at November 30, 2008. However, the Company anticipates that the carry forward amount as of November 30, 2009 will be utilized in fiscal 2010, and accordingly has classified the entire carry forward amount as a current deferred tax asset.

Current liabilities are $9,469,873 and $11,016,196, as of November 30, 2009 and 2008 respectively. Current liabilities at November 30, 2009 consisted of accounts payable, accrued liabilities, short-term capital lease obligations, income taxes payable and dividends payable.
As of November 30, 2009, there was $1,845,583 of open cooperative advertising commitments, of which $1,313,903 is from 2009, $203,395 is from 2008, $292,726 is from 2007 and $35,559 is from 2006. The Company’s total cooperative advertising commitment increased slightly to $6,271,303 in fiscal 2009 from $6,264,562 in fiscal 2008. Cooperative advertising is advertising that is run by the retailers in which the Company shares in part of the cost. If it becomes apparent that this cooperative advertising was not utilized, the unclaimed cooperative advertising will be offset against the expense during the fiscal year in which it is determined that it did not run. This procedure is consistent with the prior year’s methodology with regard to the accrual of unsupported cooperative advertising commitments.
The Company’s long term obligations are for a portion of its capitalized leases, which is for certain office and warehouse equipment and deferred tax liabilities.
The Company generated cash flow of $3,905,182 from operating activities during fiscal 2009, as compared to $3,229,899 in fiscal 2008. The increase in operating cash flow was mainly due to the increase in net income, decrease in prepaid income taxes and accounts receivable, partially offset by an increase in inventory and a decrease in accounts payable. Net cash provided by investing activities was $967,783 during fiscal 2009, generated by the excess of the proceeds from the sale of some of the Company’s investments less securities purchased and the acquisition of equipment. The acquisition of equipment was mainly for the improvement of the Company’s computer systems. The Company’s cash balance increased by $2,275,670 during fiscal 2009, net of $2,539,599 in dividends paid to the shareholders.
Inventory, Seasonality, Inflation and General Economic Factors
The Company attempts to keep its inventory for its product at levels that will enable shipment against orders within a three-week period. However, certain components must be inventoried well in advance of actual orders because of time-to-acquire circumstances. For the most part, purchases are based upon anticipated quarterly requirements, which are projected based upon sales indications received by the sales and marketing departments, and general business factors. All of the Company’s contract manufactured products and components are purchased from non-affiliated entities. Warehousing is provided at Company facilities, and all products are shipped from the Company’s warehouse facilities.

The Company’s products are not particularly seasonal, but sales of its sun-care, depilatory and diet-aid products usually peak during the spring and summer seasons, and perfume sales usually peak in fall and winter. The Company does not have a product that can be identified as a ‘Christmas item’.
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
Because our products are sold to retail stores (throughout the United States and, in small part, abroad), sales are particularly affected by general economic conditions. Accordingly, any adverse change in the economic climate can have an adverse impact on the Company’s sales and financial condition. The Company does not believe that inflation or other general economic circumstances that would further negatively affect operations can be predicted at present, but if such circumstances should occur, they could have material and negative impact on the Company’s net sales and revenues, unless the Company was able to pass along related cost increases to its customers. On January 21, 2009, the Company filed Form 8-K with the United States Securities and Exchange Commission advising that Wal-mart had informed the Company that starting in March 2009, due to the slowdown in the economy, it will only carry the leading brands in their oral care sections and therefore will no longer be purchasing the Company’s Plus+White oral care products brand. In 2009, the Company’s net sales of Plus+White to Wal-Mart totaled approximately $1.2 million versus approximately $6 million during fiscal 2008.

Contractual Obligations
The following table sets forth the contractual obligations as of November 30, 2009. Such obligations include the current lease for the Company’s premises, written employment contracts and License Agreements.

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 years
Leases on Premises (1)	$694,120	$1,041,180	$—	$—
Royalty Expense (2)	152,500	570,000	570,000	190,000
Employment Contracts (3)	2,234,533	3,556,928	2,741,205	—
Capital Lease Obligations	53,233	20,929	—	—
Open Purchase Orders	3,441,971	—	—	—

Total Contractual Obligations	$6,576,357	$5,189,037	$3,311,205	$190,000

(1)
The major lease is a net lease requiring a yearly rental of $390,835 plus Common Area Maintenance “CAM”. See Section Part I, Item 2. The rental provided above is the base rental and estimated CAM. CAM for future years is estimated at $150,000. The lease has an annual CPI adjustment, not to cumulatively exceed 15% in any consecutive five year period. The lease expires on May 31, 2012 with a renewal option for an additional five years. On September 26, 2007, the Company entered into a warehouse lease with Ninth Avenue Equities Co., Inc. to lease 16,438 square feet of space known as Unit B located at Murray Hill Industrial Center in East Rutherford, New Jersey for a four and a half year period. The annual rental is $123,285 plus CPI adjustments, real estate taxes and common area maintenance expenses. CAM is estimated at $30,000 per year for future years. The figures for both leases above do not include adjustments for future CPI.

(2)
See Section Part I, Item 1(f). The Company is not required to pay any royalty in excess of realized sales if the Company chooses not to continue under the license. The figures set forth above reflect estimates of the royalty expense anticipated minimum requirements to maintain the licenses under the various contracts for the licensed products based on fiscal 2009 sales. The more than 5 years column only reflects one year of minimum payments; the payments can continue in perpetuity in order to maintain the license. Royalty expense noted includes Joann Bradvica and LaRosa Innovations, LLC.

(3)
The Company had executed Employment Contracts on December 1, 1993, with its CEO, David Edell, and its Chairman of the Board, Ira W. Berman. The contracts for both are exactly the same. The contracts expire on December 31, 2010. The contracts provide for a base salary which commenced in 1994 in the amount of $300,000 (plus a bonus of 20% of the base salary), with a year-to-year CPI or 6% increase, plus 2.5% of the Company’s pre-tax income plus depreciation and amortization plus certain fringe benefits including the cost of certain life insurance, auto expenses, and health insurance. The 2.5% measure in the bonus provision of the Edell/Berman contracts was amended on November 3, 1998 so as to calculate it against earnings before income taxes, plus depreciation, amortization and expenditures for media and cooperative advertising in excess of $8,000,000. On May 24, 2001, the contract was amended increasing the base salary then in effect by $100,000 per annum. The contracts also provide that at the end of the term or upon retirement, Edell/Berman shall be retained by the Company as consultants at the consideration equal to 50% of the prior year’s salary and bonus for a five year period. The figures above include only the base salaries for the five years (plus the portion of the bonus equal to 20% of the base salary), an adjustment for CPI, and without estimating the 2.5% bonus provision, as that bonus is contingent upon future earnings, and also including most of the payments that would be due as consulting payments upon expiration or retirement (the portion based on the 2.5% bonus provision is not calculated into the consulting payment estimate). On June 1, 2001, the Company added a provision to the Contracts stating that in the event of death within the employment and consulting periods, the Company would be obligated for two successive years to pay the executive’s estate an amount equal to the annual base salary and bonus.

David Edell’s sons, Dunnan Edell and Drew Edell have five-year employment contracts in the amounts of $270,000 and $200,000 respectively, which expired on November 30, 2007 (See Item 11, Summary Compensation Table). In July 2003, Dunnan Edell’s salary was increased to $300,000 and in January 2004, Drew Edell’s salary was increased to $225,000. In fiscal 2005, Drew Edell’s salary was increased to $250,000. Dunnan Edell is a director and during fiscal 2003 was appointed President of the Company and Chief Operating Officer. Drew Edell is the Vice President of Research and Product Development.

On February 10, 2006, the Board of Directors extended the employment contracts for Dunnan Edell and Drew Edell to December 31, 2010. On May 17, 2007, the employment contracts for Dunnan Edell and Drew Edell were amended by the Board of Directors, extending the contracts to November 30, 2012, and increasing Dunnan Edell’s base salary to $350,000 and Drew Edell’s base salary to $275,000.
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) amended certain provisions of Accounting Standard Codification (“ASC”) Topic 805, “Business Combinations” (previously reported as SFAS No. 141R, “Business Combinations”). This amendment changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research & development and restructuring costs. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. This amendment promotes greater use of fair values in financial reporting. In addition, under Topic 805, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings. Topic 805 became effective for fiscal years beginning on or after December 15, 2008. Topic 805 will have an impact on accounting for any business acquired after the effective date of this pronouncement.
In December 2007, the FASB issued ASC Topic 810, “Consolidation” (previously reported as SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”). Topic 810 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (“NCI”) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. Topic 810 became effective for fiscal years beginning after December 15, 2008. Topic 810 will have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

In April 2008, the FASB amended certain provisions of ASC Topic 350, “Intangibles-Goodwill and Other”, (previously reported as FASB Staff Position No. 142-3). Topic 350 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible. It further requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. Topic 350 became effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Topic 350 will not have a significant impact on the Company’s results of operations, financial condition or liquidity.
In April 2009, the SEC issued Staff Accounting Bulletin No. 111 (“SAB No. 111”). SAB No. 111 amends Topic 5.M. in regard to other than temporary impairment of certain investments in debt and equity securities. SAB No. 111 confirms the establishment of the “other than temporary” category of investment impairment. The adoption of SAB No. 111 became effective upon issuance and did not have any material impact on the Company’s financial position or results of operation.
In April 2009, the FASB issued an amendment to ASC Topic 825, “Financial Instruments” (previously reported as FASB Staff Position No. FAS 107-1 and APB 28-1, “Disclosures about Fair Value of Financial Instruments”). The amendment requires disclosure of the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The amendment to Topic 825 became effective for interim reporting periods ending after June 15, 2009. The adoption of this topic had no impact on the Company’s financial position or results of operation.
In April 2009, the FASB issued additional guidance under ASC Topic 820, “Fair Value Measurements and Disclosures” (previously reported as FASB Staff Position No. FAS 157-4). Topic 820 provides additional guidance for estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased, and identifying circumstances in which a transaction may not be orderly. The adoption of this topic became effective for all interim and annual reporting periods ending after June 15, 2009. The adoption of the additional guidance provided by Topic 820 did not have any material impact on the Company’s financial position or results of operation.
In April 2009, the FASB issued an amendment to ASC Topic 320, “Investments — Debt and Equity” (previously reported as FASB Staff Position No. 115-2 and 124-2) which amends the guidance in regard to other-than-temporary impairments on debt and equity securities in the financial statements. Topic 320 also requires additional disclosures in the financial statements that enable users to understand the types of debt and equity securities held, including those investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized. The adoption of the amendment to Topic 320 became effective for all interim and annual reporting periods ending after June 15, 2009. The adoption of this amended topic did not have any material impact on the Company’s financial position or results of operation.

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events” (previously reported as SFAS No. 165, “Subsequent Events”). The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Topic 855 became effective June 15, 2009 for all subsequent reporting periods. The adoption of Topic 855 did not have any material impact on the Company’s financial position or results of operation.
In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (previously SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). This update identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. This update is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASU 2009-01 did not have any material impact on the Company’s financial position or results of operation.
In August 2009, the FASB issued ASU 2009-05, which is an update to Topic 820, “Fair Value Measurements and Disclosures”. The update provides clarification in regard to the estimation of the fair value of a liability. In addition, it also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This update became effective for all interim and annual reporting periods ending after August 31, 2009. The adoption of ASU 2009-05 did not have a material impact on the Company’s financial position or results of operation.
In January 2010, the FASB issued ASU 2010-06, which is an update to Topic 820, “Fair Value Measurement and Disclosures”. This update establishes further disclosure requirements regarding transfers in and out of levels 1 and 2, and activity in level 3 fair value measurements. The update also provides clarification as to the level of disaggregation for each class of assets and liabilities, requires disclosures about inputs and valuation techniques, and also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 will be effective for all interim and annual reporting periods beginning after December 15, 2010. ASU 2010-06 is not expected to have a material impact on the Company’s financial position or results of operation.
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
Concentration of Risk
The Company relies on mass merchandisers and major food and drug chains for the sales of its products. The loss of any one of those accounts could have a substantive negative impact upon our financial operations. All of the Company’s products have independent competition and must be able to compete in order to maintain our position on the retail merchandisers’ shelves. {See Business - General, Item 1(c) i Marketing.}
The Company does not manufacture any of its products. All of the products are manufactured for the Company by independent contract manufacturers. There can be no assurance that the failure of a supplier to deliver the products ordered by the Company, when requested, will not cause burdensome delays in the Company’s shipments to accounts. The Company does constantly seek alternative suppliers should a major supplier fail to deliver as contracted. A failure of the Company to ship as ordered by its accounts could cause penalties and/or cancellations of our customers’ orders.
There is No Assurance That The Business Will Continue to Operate Profitably.
In fiscal 2009, net sales were $57,001,999. Net income was $3,431,644. There is no assurance that all of the Company’s products will be successful. During 2009 consumer confidence was at a record low which had a general impact on the industry and retail sales.
Competition in the Cosmetic, Health and Beauty Aid Industry is Highly Competitive.
Reference is made to “Business ‘Sub-section’ of Competition.”
CLASS A Shareholders Retain Control of Board of Directors.
See “Voting” in the Proxy Statement dated May 15, 2009. Class A Shareholders, David Edell, CEO and Ira W. Berman, Chairman of the Board of Directors, have the right to elect four members to the Board of Directors. Common stockholders have the right to elect three members to the Board of Directors.

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
On September 30, 2009 the Company was served with a class action suit Denise Wally v. CCA Industries, Inc. The claim, which did not specify any damages, was filed in the Superior Court, State of California, County of Los Angeles, alleging false and misleading claims about the Company’s weight loss dietary supplement products sold in California in violation of the California Business and Professional Code. The Company believes that the allegations are without any merit and intends to vigorously defend the case. However, there can be no assurance that our position will be upheld.
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
The Company Relies On A Few Large Customers For A Significant Portion Of Its Sales.
In fiscal 2009, Wal-Mart Stores Inc. represented approximately 36% of the Company’s total revenues. The Company’s ten largest customers accounted for 79% of the Company’s total revenues. The Company has no agreement with any of its customers to stock its products. The Company’s business would suffer materially if it lost Wal-Mart Stores, Inc. The loss of any of the Company’s 10 top customers could have an adverse effect on the Company’s financial results. On January 21, 2009, the Company filed Form 8-K with the United States Securities and Exchange Commission that Wal-Mart had advised the Company, that starting sometime in March, it would not be carrying the Company’s oral care product brand. In 2009, the Company’s net sales of Plus+White to Wal-Mart totaled approximately $1.2 million versus approximately $6 million during fiscal 2008.
The Company’s Dietary Supplement Business Could Be Adversely Affected By Unfavorable Scientific Studies Or Negative Press.
The Company’s dietary supplement, Mega -T (Green Tea), to some extent is dependent on consumers’ perceptions, and the benefit and integrity of the dietary supplement business. Any safety alert on any dietary supplement for weight loss may negatively affect the consumers’ perceptions of the product category. Please see the Litigation section for information regarding the class action suit Denise Wally v. CCA Industries, Inc.

The Price of the Company’s Stock May Be Volatile
The Company’s stock could fluctuate substantially. There is a limited float of shares tradable. There are factors beyond the Company’s control, including but not limited to variations in the Company’s operating revenues and profits, the timing of advertising commitments, the volatility of small cap stock in general, general stock market conditions, and quarter to quarter variations.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company’s financial statements (See Item 15) record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value). The investments are, categorically listed, in “Common Stock”, “Mutual Funds”, “Other Equity”, “Preferred Stock”, “Government Obligations” and “Corporate Obligations” (which, primarily, are intended to be held to maturity). $233,001 of the Company’s $12,536,138 portfolio of investments ( as at Nov. 30, 2009) is invested in the ”Common Stock” and “Other Equity” category, and $2,064,208 are invested in Preferred Stock holdings. The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, however due to current securities market conditions, the Company cannot ascertain the risk of any future change in the market value of its’ investments.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are listed under Item 15 in this Form 10-K. The following financial data is a summary of the quarterly results of operations (unaudited) during and for the years ended November 30, 2009 and 2008:

	Three Months Ended
Fiscal 2009	Feb. 28	May 31	Aug. 31	Nov. 30

Net Sales	$14,758,850	$14,609,686	$15,139,754	$12,493,709
Total Revenue	14,944,466	14,748,329	15,344,595	12,634,774

Cost of Products Sold	5,616,212	5,527,838	5,616,335	5,090,190
Gross Profit	9,142,638	9,081,848	9,523,419	7,403,519

Net Income	$124,366	$694,136	$1,599,346	$1,013,796

Earnings Per Share:
Basic	$0.02	$0.10	$0.23	$0.14
Diluted	$0.02	$0.10	$0.23	$0.14

Three Months Ended
Fiscal 2008	Feb. 29	May 31	Aug. 31	Nov. 30

Net Sales	$13,639,145	$17,258,060	$13,939,214	$11,904,714
Total Revenue	13,871,040	17,389,985	14,148,729	12,048,192

Cost of Products Sold	4,893,262	6,335,298	5,252,704	5,287,878
Gross Profit	8,745,883	10,922,762	8,686,510	6,616,836

Net Income	$343,683	$790,692	$1,101,420	$(822,909)

Earnings Per Share:
Basic	$0.05	$0.11	$0.16	$(0.12)
Diluted	$0.05	$0.11	$0.16	$(0.12)
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The Company did not change its accountants within the twenty-four months prior to the date of the most recent financial statements (nor since), and had no reported disagreement with its accountants on any matter of accounting principles or practices.
Item 9A. CONTROLS AND PROCEDURES
Under Section 404 of the Sarbanes-Oxley Act of 2002, The Company’s fiscal 2009 annual report is required to be accompanied by a “Section 404 Formal Report” by management on the effectiveness of internal controls over financial reporting. The Company has engaged the services of CBIZ Risk & Advisory Services, LLC to assist in the development and implementation of procedures to determine and test the effectiveness of the Company’s internal controls over financial reporting. The filing of the Company’s November 30, 2010 annual report must contain an opinion by the Company’s independent registered public accounting firm on the effectiveness of the Company’s internal controls. The Company’s officers are continually working to evaluate and confirm that the Company’s data processing software systems and other procedures are effective and that the information created by the Company’s systems adequately confirm the validity of the information upon which the Company relies.
The Company continually takes a thorough review of the effectiveness of its internal controls and procedures, including financial reporting. It is working to strengthen all of its procedures wherever necessary.
Management’s Report on Internal Control Over Financial Reporting
Under Section 404 of the Sarbanes-Oxley Act of 2002, our management, including our Chief Executive Officer and Chief Financial Officer, are required to assess the effectiveness of the Company’s internal control over financial reporting as of November 30, 2009 and report, based on that assessment, whether the Company’s internal controls over financial reporting are effective.

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
The Company’s management has assessed the effectiveness of its internal control over financial reporting as of November 30, 2009 using the criteria as set forth in Internal Control – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s assessment included documenting, evaluating and testing of the design and operating effectiveness of its internal control over financial reporting. Management of the Company has reviewed the results with the Audit Committee of the Board of Directors.
Based on the Company’s assessment, management has concluded that, as of November 30, 2009, the Company’s internal control over financial reporting was effective.

/s/ DAVID EDELL David Edell, Chief Executive Officer

/s/ STEPHEN A. HEIT Stephen A. Heit, Chief Financial Officer

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
We have a code of ethics that applies to the Chairman of the Board, Directors, Officers and Employees, including our Chief Executive Officer and Chief Financial Officer. You can find our code of ethics in Exhibit 14.
The Executive Officers and Directors of the Company are as follows:

		YEAR OF FIRST
NAME	POSITION	COMPANY SERVICE

David Edell	Chief Executive Officer, Director	1983

Ira W. Berman	Chairman of the Board of Directors, Secretary, Executive Vice President	1983

Dunnan Edell	President, Chief Operating Officer and Director	1984

Stephen Heit	Executive Vice President and Chief Financial Officer	2005

Drew Edell	Executive Vice President- Product Development and Production	1983

John Bingman	Vice President and Treasurer	1986

Stanley Kreitman	Director	1996

Jack Polak	Director	1983

Robert Lage	Director	2003

Seth Hamot	Director (Retired June 24, 2009)	2007

James Mastrian	Director	2009
David Edell, age 77, is a director, and the Company’s Chief Executive Officer. Prior to his association with the Company, he was a marketing and financial consultant; and, by 1983, he had extensive experience in the health and beauty aids field as an executive director and/or officer of Hazel Bishop, Lanolin Plus and Vitamin Corporation of America. In 1954, David Edell received a Bachelor of Arts degree from Syracuse University.

Ira W. Berman, age 78, is the Company’s Executive Vice President and Corporate Secretary. He is also Chairman of the Board of Directors. Mr. Berman is an attorney who has been engaged in the practice of law since 1955. He received a Bachelor of Arts Degree (1953) and Bachelor of Law Degree (1955) from Cornell University, and is a member of the American Bar Association.
Dunnan Edell is the 54 year-old son of David Edell. He is a graduate of George Washington University. He has been a director since 1994, and in fiscal 2003, he was promoted to position of President of the Company and Chief Operating Officer. He joined the Company in 1984 and was appointed Divisional Vice-President in 1986. He was employed by Alleghany Pharmacal Corporation from 1982 to 1984 and by Hazel Bishop from 1977 to 1981.
Stephen Heit, age 55 joined CCA in May 2005 as Executive Vice President – Operations, and was appointed Chief Financial Officer in March 2006. Prior to that he was Vice President – Business Strategies for Del Laboratories, Inc., a consumer products company that was listed on the American stock exchange, from 2003 to 2005. Mr. Heit served as President of AM Cosmetics, Inc. from 2001 to 2003, as Chief Financial Officer from 1998 to 2003, and Corporate Secretary to the Board of Directors from 1999 to 2003. From 1986 to 1997 he was the Chief Financial Officer of Pavion Limited, and also served on the Board of Directors. He also served as a Director of Loeb House, Inc., a non-profit organization serving mentally handicapped adults from 1987 to 1995, and Director of Nyack Hospital Foundation from 1993 to 1995. He received a Bachelor of Science from Dominican College in 1976, with additional graduate work in Professional Accounting at Fordham University from 1976 – 1978, and is a MBA Candidate at the University of Connecticut Graduate Business School.
Drew Edell, the 52 year-old son of David Edell, is a graduate of Pratt Institute, where he received a Bachelor’s degree in Industrial Design. He joined the Company in 1983, and in 1985, he was appointed Vice President of Product Development and Production.
John Bingman, age 58, received a Bachelor of Science degree from Farleigh Dickenson University in 1973. He worked as a Certified Public Accountant who practiced with the New Jersey accounting firm of Zarrow, Zarrow & Klein from 1976 to 1986.
Jack Polak, age 97, has been a private investment consultant and a banker since April 1982. He is a certified Dutch Tax Consultant and a member of The Netherlands Federation of Certified Tax Consultants. He was knighted on his 80th birthday by Queen Beatrix of the Netherlands for his untiring efforts on behalf of the Anne Frank Center USA for which he is still actively working as the “Chairman-Emeritus.” On May 23, 2004, Hofstra University in Long Island, NY awarded him with an honorary doctorate in humane letters.
Stanley Kreitman, age 77 has been Vice Chairman of Manhattan Associates an equity investment firm since 1994. He is a director of Medallion Financial Corp. (NASDAQ), Capital Lease Financial Corp. (NYSE), KSW Corp., Geneva Mortgage Corp., and Century Bank. He also serves as Chairman of the New York City Board of Corrections, Nassau County Crime Stoppers, and serves on the board of the Police Athletic League. From 1975 to 1993 he was President of United States Banknote Corp. (NYSE) a securities printer.

Robert Lage, age 73, is a retired CPA. He became a director in fiscal 2003. He was a partner at Pricewaterhouse Coopers Management Consulting Service prior to his retirement in 1997. He has been engaged in the practice of public accounting and management consulting since 1959. He received a BBA from Bernard Baruch College of the City University of New York in 1958.
James P. Mastrian, age 66, retired from the Rite Aid Corp. in August 2008. He was the special advisor to the Chairman and Chief Executive Officer. Prior to that, he was the Chief Operating Officer of Rite Aid Corp. from October 2005 to August 2007. He had been Senior Executive Vice President, Marketing, Logistics and Pharmacy Services from November 2002 to October 2005, and was Senior Executive Vice President, Marketing and Logistics of Rite Aid from October 2000 until November 2002. Prior to that he was Executive Vice President, Marketing from November 1999 to October 2000. Mr. Mastrian was also Executive Vice President, Category Management of Rite Aid from July 1998 to November 1999. Mr. Mastrian was Senior Executive Vice President, Merchandising and Marketing of OfficeMax, Inc. from June 1997 to July 1998 and Executive Vice President, Marketing of Revco D.S., Inc. from July 1994 to June 1997, and served in other positions from September 1990. Mr. Mastrian also serves on the National Board of the Boys Hope Girls Hope, an international educational and residential program for academically capable abused, neglected and abandoned children. Mr. Mastrian received a B.S. Pharmacy from the University of Pittsburgh in 1965.
Committees of the Board of Directors
The Board of Directors has established three committees. The audit committee is comprised of Robert Lage, who serves as its’ Chairman, Stanley Kreitman, and Jack Polak. Robert Lage, Chairman of the Committee, qualifies as a “financial expert” as defined by the United States Securities and Exchange Commission in Instruction 1 to proposed Item 309 of Regulation S-K, which is set forth in the SEC Release No. 34-46701 dated October 22, 2003. Robert Lage, Stanley Kreitman, and Jack Polak are “independent” as that term is used in Section 10(m)(3) of the Exchange Act. The compensation committee is comprised of Stanley Kreitman, Jack Polak, James P. Mastrian and Robert Lage. Each member of the compensation committee is “independent”. The investment committee is comprised of Ira Berman, Stanley Kreitman and Jack Polak.
Item 11. EXECUTIVE COMPENSATION
i. Summary Compensation Table
The following table summarizes compensation earned in the 2009, 2008 and 2007 fiscal years by the Chief Executive Officer and Chief Financial Officer (the “Named Officers”), the three most highly compensated executive officers other than the Named Officers, and the non-executive officer who would be among the three most highly compensated employees of the Company other than the Named Officers.

				Long-Term Compensation
					Number
				All	of Shares
				Other	Covered	Other
Name and				Annual	by Stock	Long-Term
Principal		Annual Compensation		Compen-	Options	Compen-
Position	Year	Salary	Bonus(1)	sation(2)	Granted(3)	sation

David Edell,	2009	$878,354	$513,328	$43,652	—	0	(4)
Chief Executive Officer	2008	812,700	422,285	43,639	—	0	(4)
	2007	794,173	532,807	44,155	—	0	(4)

Ira W. Berman,	2009	$878,354	$513,328	$45,552	—	0	(4)
Secretary and Executive Vice President	2008	812,700	422,285	45,443	—	0	(4)
	2007	794,173	532,807	40,699	—	0	(4)

Dunnan Edell,	2009	$350,000	$96,000	$17,909	—	0
President, Chief Operating Officer	2008	343,269	96,000	16,632	—	0
	2007	355,962	120,000	11,060	—	0

Stephen Heit,	2009	$250,000	$35,000	$10,370	—	0
Executive Vice President,	2008	234,615	24,000	9,093	—	0
Chief Financial Officer	2007	229,327	30,000	8,081	—	0

Drew Edell,	2009	$275,000	$48,000	$12,620	—	0
Executive Vice President	2008	269,711	48,000	11,442	—	0
Product Development & Production	2007	279,904	60,000	10,008	—	0

Jon Denis,	2009	$325,000	$15,000	$13,252	—	0
Senior Executive	2008	318,750	6,250	10,578	—	0
Vice President – Sales	2007	331,250	50,000	10,235	—	0

(1)	Bonus amounts represents amounts earned in each respective fiscal year, not necessarily paid in each year.

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

ii. Fiscal 2009 Option Grants and Option Exercises, Year-End Option Valuation, Option Repricing
On September 27, 2007, the Company granted stock appreciation rights for 10,000 shares to its Executive Vice President of Sales, at $9.40 per share, which was the price of the stock on the day of the grant. The stock appreciation rights granted did not vest until two years after the grant date and expire five years after the grant date. Upon exercise, the value would be computed by the difference in the share price of the stock on the date of grant ($9.40) and the price on the exercise date. The stock appreciation rights would be exercisable to purchase the Company’s common stock at the price of the stock on the date of exercise.
There were no stock options granted or options exercised during fiscal 2009. All outstanding options expired during fiscal 2009.
iii. Compensation of Directors and Committees of the Board

Year Ended
Director	Nov. 30, 2009
Stanley Kreitman	$15,000
Robert Lage	45,000
James Mastrian	7,500
Jack Polak	15,000
Seth Hamot (Retired June 24, 2009)	7,500

Total	$90,000

Each outside director was paid $2,500 for a conference call meeting and $5,000 per meeting for attendance of board meetings in fiscal 2009 (without additional compensation for committee meetings, other than as noted below). The full Board of Directors met four times in fiscal 2009, for an aggregate compensation of $60,000, not including Mr. Lage’s additional compensation of $30,000 as chairman of the audit committee. No stock options were awarded.
iv. Executive Compensation Principles — Compensation Committee
The Company’s Executive Compensation Program is based on guiding principles designed to align executive compensation with Company values and objectives, business strategy, management initiatives, and financial performance. In applying these principles the Compensation Committee of the Board of Directors, comprised of Stanley Kreitman, Jack Polak, James P. Mastrian and Robert Lage, has established a program to:
Reward executives for long-term strategic management and the enhancement of shareholder value.
Integrate compensation programs with both the Company’s annual and long-term strategic planning.
Support a performance-oriented environment that rewards performance not only with respect to Company goals but also Company performance as compared to industry performance levels.
The Compensation Committee has a charter, which was published with the proxy statement for the 2009 annual meeting of shareholders. Compensation, including annual bonus amounts, for the executive officers named in the Summary Compensation Table (other than David Edell and Ira Berman, whose compensation and bonus are determined in accordance with their employment agreement) are recommended by David Edell, Chief Executive Officer, and approved by the Compensation Committee.
v. Employment Contracts/Compensation Program
The total compensation program consists of both cash and equity based compensation. The Compensation Committee (the “Committee”) determines the level of salary and bonuses, if any, for key executive officers of the Company. The Committee determines the salary or salary range based upon competitive norms. Actual salary changes are based upon performance, and bonuses were awarded by the Committee in consideration of the employee’s performance during the 2009 fiscal year.
The Company has executed Employment Contracts with its CEO, David Edell, and its Chairman of the Board, Ira W. Berman. The contracts for both are exactly the same. The contracts expire on December 31, 2010. The contracts provide for a base salary which commenced in 1994 in the amount of $300,000 (plus a bonus of 20% of the base salary), with a year-to-year CPI or 6% increase, plus 2.5% of the Company’s pre-tax income plus depreciation and amortization. The 2.5% measure in the bonus provision of the Edell/Berman contracts was amended on November 3, 1998 so as to calculate it against income before income taxes, plus depreciation, amortization and expenditures for media and cooperative advertising in excess of $8,000,000. On May 24, 2001, the contract was amended increasing the base salary then in effect by $100,000 per annum (See Item 11, Summary Compensation Table). The contracts also provide that at the end of the term or upon retirement, Edell/Berman shall be retained by the Company as consultants at the consideration equal to 50% of the prior year’s salary and bonus for a five year period. The contracts also provide that in the event of the death of Edell/Berman within the employment and consulting periods, the Company is obligated for two successive years to pay the executive’s estate an amount equal to the annual base salary and bonus. The Company, per the Employment Agreement, pays for life insurance policies owned by Edell/Berman with a face value of $750,000 each. Edell/Berman are entitled to have the Company pay for a complete physical examination and reimbursement of up to $5,000 of medical expenses during each benefit year.

David Edell’s sons, Dunnan Edell and Drew Edell have five-year employment contracts in the amounts of $270,000 and $200,000 respectively, which were to expire on November 30, 2007. On February 10, 2006, the Board of Directors extended the contracts for Dunnan Edell and Drew Edell to December 31, 2010. Dunnan Edell is a director and President of the Company. Drew Edell is the Vice President of Product Development and Production. On July 1 2003, Dunnan Edell’s salary was increased to $300,000, and on January 5, 2004, Drew Edell’s salary was increased to $225,000 and in 2005, it was increased to $250,000. On May 17, 2007, the employment contracts for Dunnan Edell and Drew Edell were extended to November 30, 2012 (See Item 11, Summary Compensation Table). Dunnan Edell’s salary was increased to $350,000 and Drew Edell’s salary was increased to $275,000.
vi. Stock Option Plans
Long-term incentives are provided through the issuance of stock options.
The 1984 Stock Option Plan covered 1,500,000 shares of its Common Stock, and the 1986 Stock Option Plan covered 1,500,000 shares of its Common Stock. On July 9, 2003, the Company’s Stock Option Plan was approved by the shareholders authorizing the issuance of options to issue up to 1,000,000 shares.
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

Option Plans permit the exercise of options for cash, other property acceptable to the Board or pursuant to a deferred payment arrangement. The 1994 Plan specifically authorizes that payment may be made for stock issuable upon exercise by tender of Common Stock of the Company; and the Executive Committee is authorized to make loans to option exercisers, other than officers, to finance optionee tax-consequences in respect of option exercise, but such loans must be personally guaranteed and secured by the issued stock.
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
One new award was made by the committee in fiscal 2007 (See Executive Compensation in Fiscal 2007 Option Grants).
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
The exercise price of all nonqualified stock options must be at least equal to 85% of the fair market value of the underlying stock on the date of grant. The exercise price of all Incentive Stock Options must be at least equal to the fair market value of the underlying stock on the date of grant. The aggregate fair market value of stock of the Company (determined at the date of the option grant) for which any employee may be granted Incentive Stock Options in any calendar year may not exceed $100,000, plus certain carryover allowances. The exercise price of an Incentive Stock Option granted to any participant who owns stock possessing more than ten (10%) of the voting rights of the Company’s outstanding capital stock must be at least 110% of the fair market value on the date of grant. As of November 30, 2009, there were no outstanding stock options.

The Company has adopted Stock Appreciation Rights incentives and Restricted Stock grants in the 2005 Amended Stock Option Plan. No such grants were issued in fiscal 2009. All of the terms and conditions of the Plan were included in the June 15, 2005 Proxy, which Plan was approved by the shareholders at the annual meeting. The Proxy was incorporated by reference to the 10K Annual Report for fiscal 2005.
vii. Performance Graph
Set forth below is a line graph comparing cumulative total shareholder return on the Company’s Common Stock, with the cumulative total return of companies in the Dow Jones US Index and the cumulative total return of Dow Jones’s Personal Products Index.
CCA Industries — ASE

Copyrights 2009 Dow Jones & Company. All rights reserved.

	11/04	11/05	11/06	11/07	11/08	11/09

CCA Industries, Inc.	100.00	76.38	110.30	94.93	37.89	47.81
Dow Jones US	100.00	110.01	125.86	135.82	83.35	106.41
Dow Jones US Personal Products	100.00	110.34	132.32	157.92	121.95	162.95
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock and/or Class A Common Stock as of November 30, 2009 by (i) all those known by the Company to be owners of more than five percent of the outstanding shares of Common Stock or Class A Common Stock; (ii) each officer and director; and (iii) all officers and directors as a group.
Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is beneficial owner of them.

				Ownership, As A
	Number of			Percentage of
	Shares Owned (1):			All Shares Out-
	Common		“Option	Standing/Assuming
Name and Address	Stock	Class A (2)	Shares”(1)	Option Share Exercise (1)
David Edell c/o CCA Industries, Inc.	146,609	484,615	—	8.9%
200 Murray Hill Parkway East Rutherford, NJ 07073

Ira W. Berman c/o CCA Industries, Inc.	160,533	483,087	—	9.1%

Stanley Kreitman c/o CCA Industries, Inc.	15,000	—	—	0.2%

Robert Lage c/o CCA Industries, Inc.	—	—	—	0.0%

James P. Mastrian c/o CCA Industries, Inc.	—	—	—	0.0%

Jack Polak c/o CCA Industries, Inc.	53,254	—	—	0.8%

				Ownership, As A
	Number of			Percentage of
	Shares Owned (1):			All Shares Out-
	Common		“Option	Standing/Assuming
Name and Address	Stock	Class A (2)	Shares”(1)	Option Share Exercise (1)
Dunnan Edell c/o CCA Industries, Inc.	97,158	—	—	1.4%

Drew Edell c/o CCA Industries, Inc.	98,108	—	—	1.4%

John Bingman c/o CCA Industries, Inc.	—	—	—	0.0%

Stephen A. Heit c/o CCA Industries, Inc.	1,212	—	—	0.0%

All Officers and Directors as a group (10 persons)	571,874	967,702	—	21.8%

(1)
The number of “Option Shares” represents the number of shares that could be purchased by, and upon exercise of unexercised options, exercisable within 90 days; and the percentage ownership figure denominated “Assuming Option Share Exercise” assumes, per person, that unexercised options have been exercised and, thus, that subject shares have been purchased and are actually owned. In turn, the “assumed” percentage ownership figure is measured, for each owner, as if each had exercised such options, and purchased subject ‘option shares,’ and thus increased total shares actually outstanding, but that no other option owner had ‘exercised and purchased’.

(2)
David Edell and Ira Berman own 100% of the outstanding shares of Class A Common Stock. Messrs. David Edell, Dunnan Edell, and Ira Berman are officers and directors. Messrs. Stephen Heit, John Bingman and Drew Edell are officers. Messrs. Lage, Mastrian, Kreitman and Polak are independent, outside directors.

There were no other shareholders who owned more than five percent of the outstanding Common Stock or Class A Common Stock of the Company.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The Company did not purchase any shares of common stock from officers, directors or affiliates in fiscal 2009.
During fiscal 2009, several related parties provided services to the Company, which were deemed immaterial to the financial statements.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
KGS LLP (“KGS”) served as the Company’s independent registered public accounting firm for 2009 and 2008. The services performed by KGS in this capacity included conducting an audit in accordance with generally accepted auditing standards of, and expressing an opinion on, the Company’s consolidated financial statements.
Audit Fees
KGS’s fees for professional services rendered in connection with the audit and review of Forms 10-K and all other SEC regulatory filings were $340,000 for the 2009 fiscal year and $379,000 for the 2008 fiscal year. The Company has paid and is current on all billed fees.
Audit Related Fees
Audit related fees billed in Fiscal 2009 and 2008 by KGS were $4,000 and $46,000 respectively. Audit related fees consist primarily of fees billed for professional services rendered by KGS for accounting consultations and readiness consultations for Section 404 of the Sarbanes Oxley Act of 2002.
Tax Fees
KGS’s fees for professional services rendered in connection with Federal and State tax return preparation and other tax matters for the 2009 and 2008 fiscal years were $55,000 and $51,000, respectively.
All Other Fees
All other fees of $0 and $0 billed in Fiscal years 2009 and 2008, respectively, represent fees for miscellaneous services other than those described above.

Engagements Subject to Approval
Under its charter, the Audit Committee must pre-approve all subsequent engagements of our independent registered public accounting firm unless an exception to such pre-approval exists under the Securities Exchange Act of 1934 or the rules of the Securities and Exchange Commission. Each year, the independent registered public accounting firm’s retention to audit our financial statements, including the associated fee, is approved by the committee before the filing of the preceding year’s annual report on form 10-K. At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent registered public accounting firm, including the scope of the work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent registered public accounting firm’s independence from management. At each subsequent committee meeting, the committee will receive updates on the services actually provided by the independent registered public accounting firm, and management may present additional services for approval. The committee has delegated to the Chairman of the committee the authority to evaluate and approve engagements on behalf of the committee in the event that a need arises for pre-approval between committee meetings. If the Chairman so approves any such engagements, he will report that approval to the full committee at the next committee meeting.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENTS,
SCHEDULES AND REPORTS ON FORM 8-K
Financial Statements:
Table of Contents, Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of November 30, 2009 and 2008, Consolidated Statements of Income for the years ended November 30, 2009, 2008 and 2007, Consolidated Statements of Comprehensive Income, Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2009, 2008 and 2007, Consolidated Statements of Cash Flows for the years ended November 30, 2009, 2008 and 2007, Notes to Consolidated Financial Statements.
Financial Statement Supplementary Information:
Schedule II: Valuation Accounts; Years Ended Nov. 30, 2009, 2008 and 2007.
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

Previously filed as an exhibit to and incorporated by reference from the indicated report filed with the Securities and Exchange Commission:
(1) The Company’s 2003 Stock Option Plan was filed with the 2003 Proxy and is incorporated by reference to this 10K.
(2) The Company’s 2005 Amended and Restated Stock Option Plan and the 2005 Proxy are incorporated by reference herein.
(3) Form 8K, filed on January 21, 2009, is incorporated by reference to this 10K.
The following reports were filed with the Securities and Exchange Commission during the three months ended November 30, 2009:
(1)
Form 8-K, filed on October 2, 2009, announcing that the Company was served on September 30, 2009 with a class action suit, Denise Wally vs. CCA Industries, Inc . The claim, which did not specify any damages, was filed in the Superior Court, State of California, County of Los Angeles, and Central Civil West, alleging false and misleading claims about one of our products sold in California, that violated the California Business and Professional Code.

(2)	Form 10-Q, filed on October 14, 2009, for the quarter ended August 31, 2009.
(11)	Statement re Per Share Earnings (included in Item 15, Financial Statements)

(14)	Code of Ethics for Chief Executive Officer and Senior Financial Officers are referenced

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) included herein

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) included herein

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 included herein

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 included herein
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

Signature	Title	Date

/s/ DAVID EDELL DAVID EDELL	Chief Executive Officer, Director	February 25, 2010

/s/ IRA BERMAN IRA W. BERMAN	Chairman of the Board of Directors, Executive Vice President, Secretary	February 25, 2010

/s/ DUNNAN EDELL DUNNAN EDELL	President, Chief Operating Officer, Director	February 25, 2010

/s/ STEPHEN HEIT STEPHEN HEIT	Executive Vice President, Chief Financial Officer	February 25, 2010

/s/ DREW EDELL DREW EDELL	Executive Vice President, Research & Development	February 25, 2010

/s/ STANLEY KREITMAN STANLEY KREITMAN	Director	February 25, 2010

/s/ ROBERT LAGE ROBERT LAGE	Director	February 25, 2010

/s/ JACK POLAK JACK POLAK	Director	February 25, 2010

/s/ JAMES P. MASTRIAN JAMES P. MASTRIAN	Director	February 25, 2010

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
CCA Industries, Inc.
East Rutherford, New Jersey
We have audited the consolidated balance sheets of CCA Industries, Inc. and Subsidiaries as of November 30, 2009 and 2008, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended November 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCA Industries, Inc. and Subsidiaries as of November 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended November 30, 2009, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ KGS LLP
February 25, 2010
Jericho, New York

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	NOVEMBER 30,
	2009	2008

Current Assets
Cash and cash equivalents	$7,844,369	$5,568,699
Short-term investments and marketable securities (Notes 2 and 6)	9,636,103	10,014,357
Accounts receivable, net of allowances of $1,584,814 and $823,029, respectively	7,613,273	8,230,716
Inventories, net of reserve for inventory obsolescence of $760,001 and $578,941, respectively (Notes 2 and 3)	8,327,277	7,932,798
Prepaid expenses and sundry receivables	739,139	578,000
Prepaid and refundable income taxes (Note 8)	89,535	1,554,158
Deferred income taxes (Note 8)	1,193,745	973,732

Total Current Assets	35,443,441	34,852,460

Property and equipment, net of accumulated depreciation and amortization (Notes 2 and 4)	682,921	611,226

Intangible assets, net of accumulated amortization (Notes 2 and 5)	697,506	727,716

Other assets
Marketable securities (Notes 2 and 6)	2,900,035	2,945,740
Deferred income taxes (Note 8)	—	143,419
Other	65,300	65,300

Total Other Assets	2,965,335	3,154,459

Total Assets	$39,789,203	$39,345,861

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY

	NOVEMBER 30,
	2009	2008
Current Liabilities
Accounts payable and accrued liabilities (Note 10)	$8,775,676	$10,182,510
Capitalized lease obligations	53,233	57,697
Income taxes payable (Note 8)	147,153	—
Dividends payable (Note 12)	493,811	775,989

Total Current Liabilities	9,469,873	11,016,196

Deferred income tax liability (Note 8)	76,929	—
Capitalized lease obligations — long term	22,553	75,786

Total Liabilities	9,569,355	11,091,982

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Preferred stock, $1.00 par; authorized 20,000,000 shares; none issued	—	—
Common stock, $.01 par; authorized 15,000,000 shares; issued and outstanding 6,086,740 and 6,086,740 shares, respectively	60,867	60,867
Class A common stock, $.01 par; authorized 5,000,000 shares; issued and outstanding 967,702 and 967,702 shares, respectively	9,677	9,677
Additional paid-in capital	2,329,049	2,329,049
Retained earnings	28,094,783	26,920,561
Unrealized (losses) on marketable securities (Note 2)	(274,528)	(1,066,275)

Total Shareholders’ Equity	30,219,848	28,253,879

Total Liabilities and Shareholders’ Equity	$39,789,203	$39,345,861

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended November 30,
	2009	2008	2007

Revenues
Sales of health and beauty aid products, net	$57,001,999	$56,741,133	$59,832,157
Other income	670,165	716,813	1,045,710

	57,672,164	57,457,946	60,877,867

Costs and Expenses
Cost of sales	21,850,575	21,769,142	21,760,406
Selling, general and administrative expenses	20,037,352	22,122,849	21,266,327
Advertising, cooperative and promotions	9,667,446	10,466,740	6,956,407
Research and development	499,636	603,486	574,900
(Benefit from) provision for doubtful accounts	(4,901)	12,886	(21,839)
Interest expense	11,932	16,444	29,090

	52,062,040	54,991,547	50,565,291

Transaction Costs	—	—	717,850

Total Costs and Expenses	52,062,040	54,991,547	51,283,141

Income before Provision for Income Taxes	5,610,124	2,466,399	9,594,726

Provision for income taxes	2,178,480	1,053,513	4,056,931

Net Income	$3,431,644	$1,412,886	$5,537,795

Weighted Average Shares Outstanding
Basic	7,054,442	7,054,442	7,029,611

Diluted	7,054,442	7,061,646	7,058,889

Earnings Per Common Share (Note 2):
Basic	$0.49	$0.20	$0.79

Diluted	$0.49	$0.20	$0.78

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended November 30,
	2009	2008	2007

Net Income	$3,431,644	$1,412,886	$5,537,795

Other Comprehensive Income (Loss)
Unrealized holding gain (loss) on investments, net of tax* (Note 6, Note 8)	791,747	(875,914)	(63,228)

Comprehensive Income	$4,223,391	$536,972	$5,474,567

*	Unrealized holding gain is net of a deferred tax benefit from unrealized losses of $39,900
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2009, 2008 AND 2007

					UNREALIZED
					GAIN (LOSS)
			ADDITIONAL		ON	TOTAL
	COMMON STOCK		PAID IN	RETAINED	MARKETABLE	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	EARNINGS	SECURITIES	EQUITY

Balance — December 1, 2006	7,002,353	$70,023	$2,329,570	$25,112,331	$(127,133)	$27,384,791
Issuance of common stock	52,089	521	(521)	—	—	—
Net income for the year	—	—	—	5,537,795	—	5,537,795
Dividends declared	—	—	—	(2,109,040)	—	(2,109,040)
Unrealized (loss) on marketable securities	—	—	—	—	(63,228)	(63,228)

Balance — November 30, 2007	7,054,442	70,544	2,329,049	28,541,086	(190,361)	30,750,318
Net Income for the year	—	—	—	1,412,886	—	1,412,886
Dividends declared	—	—	—	(3,033,411)	—	(3,033,411)
Unrealized (loss) on marketable securities	—	—	—	—	(875,914)	(875,914)

Balance — November 30, 2008	7,054,442	70,544	2,329,049	26,920,561	(1,066,275)	28,253,879
Net Income for the year	—	—	—	3,431,644	—	3,431,644
Dividends declared	—	—	—	(2,257,422)	—	(2,257,422)
Unrealized gain on marketable securities, net of tax	—	—	—	—	791,747	791,747

Balance — November 30, 2009	7,054,442	$70,544	$2,329,049	$28,094,783	$(274,528)	$30,219,848

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended November 30,
	2009	2008*	2007
Cash Flows from Operating Activities:
Net income	$3,431,644	$1,412,886	$5,537,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	252,998	246,165	257,555
(Gain) on sale of securities	(113,272)	(88,096)	(60,697)
Loss on write off of fixed assets	3,262	—	—
Loss on sale or impairment of intangible assets	23,548	1,332	21,745
Decrease (increase) in deferred income taxes	40,235	(321,855)	410,116
Decrease (increase)in accounts receivable	617,444	888,463	(1,930,982)
(Increase) in inventory	(394,479)	(75,476)	(1,507,309)
(Increase) decrease in prepaid expenses and sundry receivables	(161,139)	52,893	53,982
Decrease (increase) in prepaid and refundable income taxes	1,464,623	(714,465)	(839,693)
(Increase) in other assets	—	—	(17,800)
(Decrease) increase in accounts payable and accrued liabilities	(1,406,835)	1,828,052	250,033
Increase (decrease) in income taxes payable	147,153	—	(413,869)

Net Cash Provided by Operating Activities	3,905,182	3,229,899	1,760,876

Cash Flows from Investing Activities:
Acquisition of property and equipment	(321,293)	(289,533)	(260,453)
Acquisition of intangible assets	—	(250,000)	(522)
Purchase of available for sale securities	(20,239,331)	(25,382,587)	(14,824,908)
Proceeds from sale of available for sales securities	21,528,407	24,440,000	17,605,791

Net Cash Provided by (Used in) Investing Activities	967,783	(1,482,120)	2,519,908

Cash Flows from Financing Activities:
Increase in capital lease obligation	—	20,814	80,036
Payments for capital lease obligation	(57,696)	(51,532)	(38,352)
Dividends paid	(2,539,599)	(2,892,322)	(1,965,111)

Net Cash (Used in) Financing Activities	(2,597,295)	(2,923,040)	(1,923,427)

Net Increase (Decrease) In Cash and Cash Equivalents	2,275,670	(1,175,261)	2,357,357

Cash and Cash Equivalents at Beginning of Year	5,568,699	6,743,960	4,385,340

Cash and Cash Equivalents at End of Year	$7,844,369	$5,568,699	$6,743,960

Supplemental Disclosures of Cash
Flow Information
Cash paid during the year for:
Interest	$11,932	$16,444	$29,090
Income taxes	667,945	2,086,300	4,882,361

Supplemental Disclosure of Non-Cash
Information:
Dividends declared and accrued	$493,811	$775,989	$634,900

*	Reclassified for comparative purposes.
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS
CCA Industries, Inc. (“CCA”) was incorporated in the State of Delaware on March 25, 1983.
CCA manufactures and distributes health and beauty aid products.
CCA has several wholly-owned subsidiaries, CCA Cosmetics, Inc., CCA Labs, Inc., and Berdell, Inc, all of which are currently inactive. CCA has two active wholly-owned subsidiaries, CCA Online Industries, Inc., and CCA IND., S.A. DE C.V., a Variable Capital Corporation organized pursuant to the laws of Mexico.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation:
The consolidated financial statements include the accounts of CCA and its wholly-owned subsidiaries (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated.
Estimates and Assumptions:
The consolidated financial statements include the use of estimates, which management believes are reasonable. The process of preparing financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”), requires management to make estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accounting estimates and assumptions are those that management considers to be most critical to the financial statements because they inherently involve significant judgment and uncertainties. All of these estimates and assumptions reflect management’s best judgment about current economic and market conditions and their effects on the information available as of the date of the consolidated financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.
Other Comprehensive Income:
Total comprehensive income includes changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of consolidated statements of comprehensive income. The Company’s accumulated other comprehensive income shown on the consolidated balance sheets consist of unrealized gains and losses on investment holdings, net of tax.
Short-Term Investments and Marketable Securities:
Short-term investments and marketable securities consist of certificates of deposits, corporate and government bonds and equity securities. The Company has classified its investments as Available-for-Sale securities. Accordingly, such investments are reported at fair market value, with the resultant unrealized gains and losses reported as a separate component of shareholders’ equity. Fair value for Available-for-Sale securities is determined by reference to quoted market prices or other relevant information.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Accounts Receivable
Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowances for cooperative advertising and reserves for returns which are anticipated to be taken as credits against the balances as of November 30th. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Property and Equipment and Depreciation and Amortization (Continued)
When the Company sells or otherwise disposes of property and equipment items, the cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is included in earnings.
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
Web Site Costs:
Certain costs incurred in creating the graphics and content of the Company’s web site have been capitalized in accordance with the Accounting Standards Codification (“ASC”) Topic 350, “Intangible — Goodwill and Other” (previously reported as SFAS 142), issued by the Financial Accounting Standards Board (“FASB”). The Company has determined that these costs will be amortized over a two year period. Web site design and conceptual costs are expensed as incurred.
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
Earnings Per Common Share:
Basic earnings per share is calculated in accordance with ASC Topic 260, “Earnings Per Share” (previously reported as SFAS 128), which requires using the average number of shares of common stock outstanding during the year. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of any outstanding stock options using the “treasury stock method” and convertible debentures using the “if-converted” method. Common stock equivalents consist of stock options.
Revenue Recognition:
The Company recognizes sales upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Although no legal right of return exists between the customer and the Company, returns are accepted if it is in the best interests of the Company’s relationship with the customer. The Company, therefore, records a reserve for returns based on the historical returns as a percentage of sales in the five preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances. Those returns which are anticipated to be taken as credits against the balances as of November 30th are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities.
Sales Incentives
In accordance with ASC Topic 605-10-S99, “Revenue Recognition” (previously reported as EITF 01-9), the Company has accounted sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expense. Had ASC Topic 605-10-S99 not been adopted, net sales for the years ended November 2009, 2008 and 2007 would have been $61,891,940, $61,298,640, and $65,016,269 respectively.
Advertising Costs:
The Company’s policy is to charge advertising costs to expense as incurred. Advertising, cooperative and promotional expense for the years ended November 30, 2009, 2008 and 2007 were $9,667,446, $10,466,740 and $6,956,407, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Shipping Costs:
The Company charges shipping cost to selling, general and administrative expense as incurred. For the years ended November 30, 2009, 2008 and 2007, included in selling, general and administrative expenses are shipping costs amounting to $2,821,315, $3,377,366 and $2,962,754, respectively.
Research and Development Costs:
The Company’s policy is to charge research and development costs to expense as incurred. Research and development costs for the years ended November 30, 2009, 2008 and 2007 were $499,636, $603,486 and $574,900, respectively.
Stock Options:
In December 2004, the FASB issued ASC Topic 718, “Stock Compensation” (previously reported as Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Share-Based Compensation”). ASC Topic 718 requires stock grants to employees to be recognized in the income statement based on their fair values.
Reclassifications
Certain prior years amounts have been reclassified to conform with the current years presentation.
Recent Accounting Pronouncements
In December 2007, the FASB amended certain provisions of Accounting Standard Codification (“ASC”) Topic 805, “Business Combinations” (previously reported as SFAS No. 141R, “Business Combinations”). This amendment changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research & development and restructuring costs. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. This amendment promotes greater use of fair values in financial reporting. In addition, under Topic 805, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings. Topic 805 became effective for fiscal years beginning on or after December 15, 2008. Topic 805 will have an impact on accounting for any business acquired after the effective date of this pronouncement.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (Continued)
In December 2007, the FASB issued ASC Topic 810, “Consolidation” (previously reported as SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”). Topic 810 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (“NCI”) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. Topic 810 became effective for fiscal years beginning after December 15, 2008. Topic 810 will have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.
In April 2008, the FASB amended certain provisions of ASC Topic 350, “Intangibles-Goodwill and Other” (previously reported as FASB Staff Position No. 142-3). Topic 350 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible. It further requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. Topic 350 became effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Topic 350 is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.
In June 2008, FASB issued ASC Topic 260, “Earnings Per Share” (previously known as FSP Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”). Topic 260 provides that unvested share-based payment awards which contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two- class method of computing earnings per share. Topic 260 became effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and did not have a significant impact on the Company’s results of operations, financial condition or liquidity.
In April 2009, the SEC issued Staff Accounting Bulletin No. 111 (“SAB No. 111”). SAB No. 111 amends Topic 5.M. in regard to other than temporary impairment of certain investments in debt and equity securities. SAB No. 111 confirms the establishment of the “other than temporary” category of investment impairment. The adoption of SAB No. 111 became effective upon issuance and did not have any material impact on the Company’s financial position or results of operation.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (Continued)
In April 2009, the FASB issued an amendment to ASC Topic 825, “Financial Instruments” (previously reported as FASB Staff Position No. FAS 107-1 and APB 28-1, “Disclosures about Fair Value of Financial Instruments”). The amendment requires disclosure of the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The amendment to Topic 825 became effective for interim reporting periods ending after June 15, 2009. The adoption of this topic had no impact on the Company’s financial position or results of operation.
In April 2009, the FASB issued additional guidance under ASC Topic 820, “Fair Value Measurements and Disclosures” (previously reported as FASB Staff Position No. FAS 157-4). Topic 820 provides additional guidance for estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased, and identifying circumstances in which a transaction may not be orderly. The adoption of this topic became effective for all interim and annual reporting periods ending after June 15, 2009. The adoption of the additional guidance provided by Topic 820 did not have any material impact on the Company’s financial position or results of operation.
In April 2009, the FASB issued an amendment to ASC Topic 320, “Investments — Debt and Equity” (previously reported as FASB Staff Position No. 115-2 and 124-2) which amends the guidance in regard to other-than-temporary impairments on debt and equity securities in the financial statements. Topic 320 also requires additional disclosures in the financial statements that enable users to understand the types of debt and equity securities held, including those investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized. The adoption of the amendment to Topic 320 became effective for all interim and annual reporting periods ending after June 15, 2009. The adoption of this amended topic did not have any material impact on the Company’s financial position or results of operation.
In May 2009, the FASB issued ASC Topic 855, “Subsequent Events” (previously reported as SFAS No. 165, “Subsequent Events”). The statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Topic 855 became effective June 15, 2009 for all subsequent reporting periods. The adoption of Topic 855 did not have any material impact on the Company’s financial position or results of operation.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (Continued)
In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (previously SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). This update identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. This update is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASU 2009-01 did not have any material impact on the Company’s financial position or results of operation.
In August 2009, the FASB issued ASU 2009-05, which is an update to Topic 820, “Fair Value Measurements and Disclosures”. The update provides clarification in regard to the estimation of the fair value of a liability. In addition, it also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This update became effective for all interim and annual reporting periods ending after August 31, 2009. The adoption of ASU 2009-05 did not have a material impact on the Company’s financial position or results of operation.
In January 2010, the FASB issued ASU 2010-06, which is an update to Topic 820, “Fair Value Measurement and Disclosures”. This update establishes further disclosure requirements regarding transfers in and out of levels 1 and 2, and activity in level 3 fair value measurements. The update also provides clarification as to the level of disaggregation for each class of assets and liabilities, requires disclosures about inputs and valuation techniques, and also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 will be effective for all interim and annual reporting periods beginning after December 15, 2010. ASU 2010-06 is not expected to have a material impact on the Company’s financial position or results of operation.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 — INVENTORIES
At November 30, 2009 and 2008, inventories consist of the following:

	2009	2008

Raw materials	$5,246,185	$4,880,267
Finished goods	3,081,092	3,052,531

	$8,327,277	$7,932,798

At November 30, 2009 and 2008, the Company had a reserve for obsolete inventory of $760,001 and $578,941, respectively.
NOTE 4 — PROPERTY AND EQUIPMENT
At November 30, 2009 and 2008, property and equipment consisted of the following

	2009	2008

Machinery and equipment	$217,323	$190,308
Office furniture and equipment	953,208	813,819
Transportation equipment	—	10,918
Tools, dies, and masters	335,716	360,701
Capitalized lease obligations	263,067	263,067
Web Site	20,000	20,000
Leasehold improvements	402,785	357,582

	2,192,099	2,016,395

Less: Accumulated depreciation and amortization	1,509,178	1,405,169

Property and Equipment — Net	$682,921	$611,226

Depreciation expense for the years ended November 30, 2009, 2008, and 2007 amounted to $246,337, $239,504, and $250,307, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 — INTANGIBLE ASSETS
Intangible assets consist of Company owned trademarks and patents for ten product lines covering twenty-four countries. The cost and accumulated amortization at November 30, 2009 and 2008 are as follows:

	2009	2008
Trademarks and patents	$856,005	$886,608
Less: Accumulated amortization	158,499	158,892

Intangible Assets — Net	$697,506	$727,716

Patents are amortized on a straight-line basis over their legal life of 17 years and trademarks are adjusted to realizable value for each quarterly reporting period. During 2009, $23,548 (including $7,054 of accumulated amortization) of intangibles were deemed to be impaired and written off. Amortization expense for the years ended November 30, 2009, 2008 and 2007 amounted to $6,661, $6,661 and $7,248, respectively. Estimated amortization expense for November 30, 2010, 2011, 2012, 2013 and 2014 is $2,185, $2,185, $2,185, $2,163 and $2,122 respectively.
NOTE 6 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at November 30, 2009 and November 30, 2008 are as follows:

	November 30,		November 30,
	2009		2008
	COST	MARKET	COST	MARKET

Current:
Guaranteed bank
Certificates of deposit	$942,000	$944,910	$3,366,000	$3,366,000
Corporate obligations	598,370	607,189	200,000	197,714
Government obligations (including mortgage backed securities)	7,494,318	7,497,900	6,200,029	6,248,363
Preferred stock	250,000	187,720	50,000	21,640
Common Stock	189,552	196,873	51,648	44,628
Mutual funds	215,274	165,383	215,274	114,582
Other equity	70,206	36,128	70,206	21,430

Total	9,759,720	9,636,103	10,153,157	10,014,357

Non-Current:
Guaranteed bank
Certificates of deposit	816,000	818,250	—	—
Corporate obligations	200,000	205,297	598,370	577,334
Government obligations	—	—	500,000	460,000
Preferred stock	2,074,845	1,876,488	2,774,845	1,908,406

Total	3,090,845	2,900,035	3,873,215	2,945,740

Total	$12,850,565	$12,536,138	$14,026,372	$12,960,097

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

The market value at November 30, 2009 was $12,536,138 as compared to $12,960,097 at November 30, 2008. The gross unrealized gains and (losses) were $35,640 and $(350,068) for November 30, 2009 and $48,841 and $(1,115,116) for November 30, 2008. The cost and market values of the investments at November 30, 2009 were as follows:

COL. A			COL. B	COL. C	COL. D	COL. E
						Amount at
						Which Each
			Number of			Portfolio of
			Units-			Equity Security
			Principal		Market Value of	Issue and Each
			Amount of		Each Issue	Other Security
Name of Issuer and	Maturity	Interest	Bonds and	Cost of	at Balance	Issue Carried in
Title of Each Issue	Date	Rate	Notes	Each Issue	Sheet Date	Balance Sheet

CERTIFICATES OF DEPOSITS

American Express Bank	5/13/11	2.050%	96,000	$96,000	$96,758	$96,758
Bank of the Cascades	12/21/09	1.650	200,000	200,000	200,132	200,132
Beal Bank TX	02/17/10	0.800	96,000	96,000	96,042	96,042
Capmark Bank	04/29/11	2.350	96,000	96,000	96,804	96,804
Citi Bank — UT	04/29/11	2.250	96,000	96,000	96,670	96,670
Discover Bank — DE	04/29/11	2.300	96,000	96,000	96,737	96,737
Doral Bank Catano	04/22/10	4.250	100,000	100,000	101,322	101,322
GE Capital	02/16/10	0.700	96,000	96,000	96,020	96,020
GE Money Bank	07/25/11	1.750	240,000	240,000	238,051	238,051
Keybank Nat’l Assoc	04/29/11	2.050	96,000	96,000	96,401	96,401
Sallie Mae	05/13/11	2.350	96,000	96,000	96,828	96,828
Signature Bank	11/19/10	2.180	250,000	250,000	250,000	250,000
Southern B&T	12/23/09	1.600	100,000	100,000	100,070	100,070
Westernbank PR CTF	04/22/10	4.250	100,000	100,000	101,322	101,322

				1,758,000	1,763,157	1,763,157

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

COL. A			COL. B	COL. C	COL. D	COL. E
						Amount at
						Which Each
			Number of			Portfolio of
			Units-			Equity Security
			Principal		Market Value	Issue and Each
			Amount of		of Each Issue	Other Security
Name of Issuer and	Maturity	Interest	Bonds and	Cost of	at Balance	Issue Carried in
Title of Each Issue	Date	Rate	Notes	Each Issue	Sheet Date	Balance Sheet

CORPORATE OBLIGATIONS:
Caterpillar Fin Service Corp	05/15/11	3.900%	200,000	200,000	205,302	205,302
Merrill Lynch & Co	08/04/10	4.790	200,000	199,614	204,552	204,552
Morgan Stanley	01/15/10	4.000	200,000	199,106	200,658	200,658
Toyota Motor	04/28/10	2.850	200,000	199,650	201,978	201,978

				798,370	812,490	812,490

GOVERNMENT OBLIGATIONS:
NJ ST HGR ED	12/01/40	0.000	500,000	500,000	500,000	500,000
US Treasury Bill	12/17/09	0.000	1,000,000	997,192	999,970	999,970
US Treasury Bill	02/11/10	0.000	3,000,000	2,999,568	2,999,820	2,999,820
US Treasury Bill	05/13/10	0.000	3,000,000	2,997,557	2,998,110	2,998,110

				7,494,317	7,497,900	7,497,900

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

						Amount at
						Which Each
			Number			Portfolio of
			of Units-			Equity Security
			Principal		Market Value	Issue and Each
			Amount of		of Each Issue	Other Security
Name of Issuer and	Maturity	Interest	Bonds and	Cost of	at Balance	Issue Carried in
Title of Each Issue	Date	Rate	Notes	Each Issue	Sheet Date	Balance Sheet
Preferred Stock:

Bank of America Ser H	05/01/13	8.200	20,000	500,000	440,000	440,000
Bank of America	05/28/13	8.625	20,000	500,000	452,200	452,200
Deutsche Bank Capital TR V	06/30/18	8.050	20,000	500,000	491,800	491,800
General Electric Cap Corp	11/15/32	6.100	8,800	224,845	211,728	211,728
JP Morgan Chase	06/15/33	5.875	2,000	50,000	43,120	43,120
MetLife Floater	06/15/10	4.000	8,000	200,000	167,200	167,200
Morgan Stanley Cap Tr	07/15/33	5.750	4,000	100,000	75,800	75,800
RBS Capital Funding	07/03/08	5.900	2,000	50,000	20,520	20,520
Wells Fargo Cap Tr VIII	08/01/33	5.625	8,000	200,000	161,840	161,840

				2,324,845	2,064,208	2,064,208

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

COL. A			COL. B	COL. C	COL. D	COL. E
						Amount at
						Which
						Each Portfolio
						of Equity
			Number of			Security
			Units-Principal		Market Value of	Issue and Each
			Amount of		Each Issue at	Other Security
Name of Issuer and	Maturity	Interest	Bonds and	Cost of Each	Balance	Issue Carried in
Title of Each Issue	Date	Rate	Notes	Issue	Sheet Date	Balance Sheet

Common Stock:

Consolidate Edison Inc.			2,000	76,381	85,820	85,820
DTE Energy Company			1,200	51,648	48,132	48,132
Verizon Communications			2,000	61,523	62,920	62,920

Mutual Funds:				189,552	196,872	196,872

Dreyfus Premier Ltd High Income			16,296.314	215,275	165,383	165,383

Other Equity Investments:

PIMCO Floating Rate Strategy			2,900	70,206	36,128	36,128

Totals				$12,850,565	$12,536,138	$12,536,138

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

During the years ended November 30, 2009, 2008 and 2007, available-for-sale securities were liquidated and proceeds amounting to $21,528,407, $24,440,000 and $17,605,791 were received, with resultant realized gains totaling $113,272, $88,096, and $60,697, respectively. Cost of available-for-sale securities includes unamortized premium or discount.

The Company had, at November 30, 2009, an auction rate bond issued by the New Jersey State Higher Education Assistance Authority (“NJHE”). The bond was recorded as a non-current marketable security. The NJHE bond has an original par value of $500,000, a maturity date of December 1, 2040, a rating of AA by S&P, and has been placed on negative watch. Fitch Ratings had withdrawn their rating. The current interest rate is 0.578% as set on January 5, 2010. Beginning in February 2008, more shares for sale were submitted in the regularly scheduled auctions for the NJHE auction rate bonds than there were offers to buy. This meant that these auctions “failed to clear” and that many or all auction bond holders who wanted to sell their shares in these auctions were unable to do so. The Company was notified by Wells Fargo Securities, LLC on February 11, 2010 that they will be repurchasing the NJHE bond from the Company at the original par value (See Note 16, Subsequent Events for further information). The Company had recognized a temporary impairment charge of $40,000 against the $500,000 par value of the bond in fiscal 2008. The Company recognized an additional impairment charge of $60,000 in the second quarter of 2009, for a total impairment charge of $100,000. Due to the notification by Wells Fargo Investments of its intent to repurchase the NJHE bond, the Company believes that there is no impairment as of November 30, 2009 and accordingly has reversed the impairment charges previously recognized.

The Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures” (previously reported as SFAS No. 157, Fair Value Measurements) as of December 1, 2007, which expands disclosures about investments that are measured and reported at fair market value. ASC Topic 820 established a fair value hierarchy that prioritizes the inputs to valuation techniques utilized to measure fair value into three broad levels as follows:

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

			Significant
		Quoted Market	Other
		Price in Active	Observable
	November 30,	Markets	Inputs
Description	2009	(Level 1)	(Level 2)
Bank Certificates of Deposit	$1,763,157	$—	$1,763,157
Corporate obligations	812,490	—	812,490
Government Obligations	7,497,900	6,997,900	500,000
Preferred Stock	2,064,208	2,064,208	—
Common Stock	196,872	196,872	—
Mutual Funds	165,383	165,383	—
Other Equity	36,128	—	36,128

Total	$12,536,138	$9,424,363	$3,111,775

		Quoted	Significant
		Market Price	Other
		in Active	Observable
	November 30,	Markets	Inputs
Description	2008	(Level 1)	(Level 2)
Bank Certificates of Deposit	$3,366,000	$—	$3,366,000
Corporate obligations	1,023,666	—	1,023,666
Government Obligations	6,459,745	5,999,745	460,000
Preferred Stock	1,930,046	1,930,046	—
Common Stock	44,628	44,628	—
Mutual Funds	114,582	114,582	—
Other Equity	21,430	—	21,430

Total	$12,960,097	$8,089,001	$4,871,096

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)
The following table discloses a reconciliation of the NJHE bond Level 2 investment at measured fair value during the year ended November 30, 2009:

Beginning Balance as of December 1, 2008	$460,000
Unrealized (loss) as of May 31, 2009	(60,000)

Ending Balance as of May 31, 2009	400,000
Unrealized gain as of November 30, 2009	100,000

Ending Balance as of November 30, 2009	$500,000

There was no realized income or loss from the Level 2 NJHE bond investment during the fiscal year ended November 30, 2009.
NOTE 7 — LINE OF CREDIT

The Company had a $20,000,000 unsecured line of credit which expired on August 31, 2009. The Company elected not to renew the line of credit. The unsecured line was subject to certain financial covenants. The Company had never utilized the line of credit, and as of August 31, 2009 and November 30, 2008, there was no outstanding balance.

NOTE 8 — INCOME TAXES
CCA and its subsidiaries file a consolidated federal income tax return.

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions” (previously reported as FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109’’). Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of November 30, 2009 and November 30, 2008. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no penalties or related interest for the fiscal year to date ended November 30, 2009 or for the fiscal year ended November 30, 2008.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 — INCOME TAXES (Continued)

The United States Internal Revenue Service completed in 2009 an examination of the Company’s U.S. tax return for fiscal 2006. As a result of that examination, the Company received a refund of $94,195 in federal taxes for the 2006 fiscal year. The audit adjustments resulted in refunds from amended state tax returns in 2006 of $28,145, and an additional $196,335 in refunds from federal and state amended returns for fiscal 2007. The refunds resulted in the decreased effective tax rate for fiscal 2009. The State of New Jersey, Department of The Treasury, Division of Taxation is currently examining state income and sales tax returns filed for the fiscal years 2004 - 2008. As of February 25, 2010, no adjustments have been proposed. No other state has notified the Company of its intent to conduct an examination of tax returns filed in their jurisdictions. The Company had $747,668 of officer salaries during fiscal 2009 that were not deductible for tax purposes in calculating the income tax provision. As of November 30, 2009, the Company has unrealized losses on its investments of $314,428, which would have a tax benefit of $125,457. This tax benefit has been reduced by a valuation allowance of $85,557. The valuation allowance is based on an estimate of the losses, which if realized, could not be utilized to offset any corresponding capital gains. The tax benefit of the unrealized losses, if realized, net of valuation allowances, is $39,900 as of November 30, 2009.

At November 30, 2009 and 2008, respectively, the Company has temporary differences arising from the following:

	November 30, 2009
			Classified As
		Deferred	Short-Term	Long- Term
Type	Amount	Tax	Asset	(Liability)

Depreciation	$(192,804)	$(76,929)	$—	$(76,929)
Unrealized loss on investments	314,428	125,457	125,457	—
Reserve for bad debts	131,223	52,358	52,358	—
Reserve for returns	1,453,591	579,983	579,983	—
Reserve for obsolete inventory	760,001	303,240	303,240	—
Vacation accrual	276,161	110,188	110,188	—
Charitable Contributions	9,569	3,818	3,818	—
Section 263A costs	261,298	104,258	104,258	—

Deferred income tax		1,202,373	1,279,302	$(76,929)
Valuation allowance		(85,557)	(85,557)	—

Net deferred income tax		$1,116,816	$1,193,745	$(76,929)

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 — INCOME TAXES (Continued)

	November 30, 2008
		Deferred	Classified As
Type	Amount	Tax	Short-Term	Long-Term
			Asset (Liability)

Depreciation	$74,244	$29,623	$—	$29,623
Reserve for bad debts	154,290	61,562	61,562	—
Reserve for returns	668,738	266,827	266,827	—
Reserve for obsolete inventory	578,941	230,997	230,997	—
Vacation accrual	501,096	199,937	199,937	—
Charitable Contributions	572,568	228,455	114,659	113,796
Section 263A costs	250,000	97,750	97,750	—

Net deferred income tax		$1,117,151	$973,732	$143,419

Income tax expense (benefit) is made up of the following components:

	November 30, 2009
	Federal	State & Local	Total
Current tax expense	$1,613,144	$525,101	$2,138,245
Deferred tax expense	30,981	9,254	40,235

	$1,644,125	$534,355	$2,178,480

	November 30, 2008
	Federal	State & Local	Total
Current tax expense	$1,030,348	$345,020	$1,375,368
Deferred tax (benefit)	(241,116)	(80,739)	(321,855)

	$789,232	$264,281	$1,053,513

	November 30, 2007
	Federal	State & Local	Total
Current tax expense	$2,823,468	$823,347	$3,646,815
Deferred tax expense	317,523	92,593	410,116

	$3,140,991	$915,940	$4,056,931

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 — INCOME TAXES (Continued)
Prepaid and refundable income taxes are made up of the following components:

	Federal	State & Local	Total

November 30, 2009	$—	$89,535	$89,535

November 30, 2008	$1,020,948	$533,210	$1,554,158

Income tax payable is made up of the following components:

	Federal	State & Local	Total

November 30, 2009	$61,303	$85,850	$147,153

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 — INCOME TAXES (Continued)
A reconciliation of income tax expense computed at the statutory rate to income tax expense at the effective rate for each of the three years ended November 30, 2009, 2008 and 2007 is as follows:

	2009		2008		2007
		Percent		Percent		Percent
		Of Pretax		Of Pretax		Of Pretax
	Amount	Income	Amount	Income	Amount	Income

Income tax expense at federal statutory rate	$1,907,442	34.00%	$838,576	34.00%	$3,262,207	34.00%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal income tax benefit	320,899	5.72	141,078	5.72	548,512	5.72

Non-deductible expenses and other adjustments	(49,861)	(0.89)	73,859	2.99	246,212	2.56

Income tax expense at effective rate	$2,178,480	38.83%	$1,053,513	42.71%	$4,056,931	42.28%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 — STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted ASC Topic 718, “Stock Compensation” which requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the financial statements. Accordingly, the Company applied the provisions of ASC Topic 718 to all awards granted subsequent to December 31, 2005 and will apply the provisions to the extent that these awards are subsequently modified, repurchased or cancelled. ASC Topic 718 requires that the Company provide pro forma information regarding net earnings as if compensation cost for the Company’s stock-based awards had been determined in accordance with the fair value prescribed therein.

On September 27, 2007, the Company granted stock appreciation rights for 10,000 shares to its Executive Vice President of Sales, at $9.40 per share, which was the price of the stock on the day of the grant. The stock appreciation rights granted do not vest until two years after the grant date and expire five years after the grant date. Upon exercise, the option value would be paid through the issuance of Company stock. The Company had no charge against earnings in fiscal 2008 or 2009, and anticipates no charges in fiscal 2010 based on the current market value of the stock. The amounts for future years can change, as the valuation of the fair value, as required by ASC Topic 718, involves factors such as the Company’s dividend yield, interest rates, and share price volatility, all of which are subject to change. The Company has made its estimate of fiscal 2010 year charges against earnings based on those factors as of November 30, 2009.

The following summarizes stock option activity for the two years ended November 30, 2009 and 2008:

Weighted Average
	Number of	exercise price of	Weighted Average	Intrinsic
	Shares	Outstanding Options	Remaining Life	Value

Outstanding December 1, 2007	126,000	$8.00	1.35	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding November 30, 2008	126,000	8.00	1.35
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	126,000	8.00	—	—

Outstanding November 30, 2009	—	$—	—	—

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 — ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE
The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

	November 30, (In Thousands)
	2009	2008

Coop advertising	$1,218	$849
Accrued returns	1,207	1,443
Accrued bonuses	482	—	*
Media	548	1,326

	$3,455	$3,618

*	Did not exceed 5% of total current liabilities at November 30, 2008.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 — OTHER INCOME
Other income was comprised of the following:

	November 30,
	2009	2008	2007

Interest income	$211,644	$340,795	$755,569
Dividend income	158,973	94,775	33,697
Realized gain on sale of
Securities	113,272	88,096	60,697
Royalty income	151,768	169,482	125,158
Miscellaneous	34,508	23,665	70,589

	$670,165	$716,813	$1,045,710

NOTE 12 — COMMITMENTS AND CONTINGENCIES
Leases
The Company currently occupies approximately 58,625 square feet of space used for warehousing and corporate offices. The annual rental for this space is $390,835, with a CPI increase not to exceed 15% in any consecutive five year period. The lease requires the Company to pay for additional expenses “Expense Rent” (Common Area Maintenance “CAM”), which includes real estate taxes, common area expense, utility expense, repair and maintenance expense and insurance expense. CAM was estimated at $150,000 for the fiscal year ended November 30, 2009. The lease expires on May 31, 2012 with a renewal option for an additional five years.
On September 26, 2007 the Company entered into an additional lease for warehouse space at 99 Murray Hill Parkway, East Rutherford, New Jersey for a term commencing November 1, 2007 and ending on May 31, 2012. The premise comprises 16,438 square feet of space to be used for warehousing and storage. The annual rent is $123,285. The lease requires the Company to pay for additional expenses “Expense Rent” (Common Area Maintenance “CAM), which includes real estate taxes, common area expense, certain utility expense, repair and maintenance expense and insurance expense. For the fiscal year ended November 30, 2009, CAM was $29,988.
Rent expense for the years ended November 30, 2009, 2008 and 2007 was $618,311, $671,708 and $704,050, respectively.

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
Future commitments under non cancelable operating lease agreements having a remaining term in excess of one year for each of the next five (5) years and in the aggregate are as follows:

Year Ending
November 30,

2010	694,120
2011	694,120
2012	374,060
2013	—
2014	—
Royalty Agreements
In 1986, the Company entered into a license agreement with Alleghany Pharmacal Corporation (the “Alleghany Pharmacal License”). The Alleghany Pharmacal License agreement provided that when, in the aggregate, $9,000,000 in royalties have been paid thereunder, the royalty rate for those products originally “charged” at 6% will be reduced to 1%. The Company paid an aggregate of $9,000,000 in royalties to Alleghany as of April 2003. Commencing May 1, 2004, the license royalty was reduced to 1%. The royalties incurred to Alleghany-Pharmacal under the license were $96,769 for the fiscal year ended November 30, 2009.
In May of 1998, the Company entered into a License Agreement with Solar Sense, Inc. for the marketing of sun care products under trademark names. The Company’s License Agreement with Solar Sense, Inc. is for the exclusive use of the trademark names “Solar Sense” and “Kids Sense”, in connection with the commercial exploitation of sun care products. The Solar Sense License requires the Company to pay a royalty of 5% on net sales of said licensed products until $1 million total royalties are paid, at which time the royalty rate will be reduced to 1% for a period of twenty-five years. The royalty incurred to Solar Sense, Inc. under the License Agreement was $38,607 for the fiscal year ended November 30, 2009.
In October of 1999, the Company entered into a License Agreement with The Nail Consultants, Ltd. for the use of an activator invented in connection with a method for applying a protective covering to fingernails. The Company’s License Agreement with The Nail Consultants, Ltd. is for the exclusive use of the method and its composition in a new product kit packaged and marketed by CCA under its own name, “Nutra Nail Power Gel”. The Company pays a royalty of 5% of net sales of all licensed product sold. Royalties incurred to The Nail Consultants, Ltd. under the License Agreement were $7,280 for the fiscal year ended November 30, 2009.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 — COMMITMENTS AND CONTINGENCIES (Continued)
Royalty Agreements (Continued)
On February 26, 2004, the Company entered into an agreement with Dr. Stephen Hsu. PhD. to create green tea skin care products. Dr. Hsu is entitled to a commission of 3% of the net factory sales of all of the Company’s products using the green tea serum created exclusively for the Company by Dr. Hsu. The Company incurred commissions of $80,832 to Dr. Hsu for the fiscal year ended November 30, 2009.
On May 18, 2004, The Company entered into a license agreement with Tea-Guard, Inc. to manufacture and distribute Mega -T Green Tea chewing gum and Mega -T Green Tea mints. The Company pays a royalty of 6% of net sales of all products sold under the license agreement. The license agreement was amended on March 31, 2009, granting the Company a non-exclusive license, with no minimum royalty required. The royalty rate of 6% of net sales will remain unchanged during the term, including any term renewals, of the amended license agreement. The Company incurred royalties of $36,586 to Tea-Guard, Inc. for the fiscal year ended November 30, 2009.
Effective November 3, 2008, the Company entered into an agreement with Continental Quest Corp., to purchase certain trademarks and inventory relating to the Pain Bust R business for $285,106 paid at closing. In addition, the Company agreed to pay a royalty equal to 2% of net sales of all Pain Bust R products, which are topical analgesics, until an aggregate royalty of $1,250,000 is paid, at which time the royalty payments will cease. The Company incurred royalties of $12,301 to Continental Quest Corp. for the fiscal year ended November 30, 2009.
On March 22, 2002, the Company entered into an agreement with Joann Bradvica, granting the Company an exclusive license to manufacture and sell an Earlobe Patch Support for Earrings. The agreement provided for a royalty of 10% of net sales of the licensed product. A new agreement was entered into and effective on June 8, 2009 at the same royalty rate, and provides for a minimum royalty of $40,000 for annual periods beginning July 1, 2009 in order to maintain the license. The Company incurred royalties of $37,392 to Joann Bradvica for the fiscal year ended November 30, 2009.
On March 14, 2009, the Company entered into an agreement with LaRosa Innovation, LLC, granting the Company an exclusive license to manufacture and sell Instant Arm Lifts and Instant Thigh Lifts. The agreement provides for a royalty of 5% of net sales until the Licensor receives $5,000,000 in aggregate royalties, at which time the royalty rate shall be reduced to 1% of net sales. The license agreement provides for a minimum royalty of $150,000 for the first eighteen month period of the agreement, and $150,000 per year thereafter in order to maintain the license. The Company incurred royalties of $21,026 to LaRosa Innovations, LLC for the fiscal year ended November 30, 2009, representing a portion of the initial eighteen-month minimum royalty period.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 — COMMITMENTS AND CONTINGENCIES (Continued)
Royalty Agreements (Continued)
The Company is not party to any other license agreement that is currently material to its operations.
Total royalty costs expensed by licensor for each fiscal year are as follows:

Summary
Licensor	2009	2008	2007

A	$38,607	$56,051	$39,290
B	96,769	82,541	91,662
C	37,392	17,695	18,020
D	—	—	5,692
E	—	2	511
F	—	—	3,570
H	36,586	44,866	196,683
I	7,280	37,071	33,283
K	80,832	240,215	195,839
L	223	4,815	50,216
M	(572)	5,876	—
N	12,301	508	—
O	461	—	—
P	21,026	—	—
Employment Contracts
The Company has executed Employment Contracts with its Chief Executive Officer and its Chairman of the Board. The contracts for both are exactly the same. The contracts expire on December 31, 2010. The contracts provide for a base salary which commenced in 1994 in the amount of $300,000, with a year-to-year CPI or 6% plus 2.5% of the Company’s pre-tax income plus depreciation and amortization, plus 20% of the base salary for the fiscal year plus fringes. The “2.5% measure” in the bonus provision of the two contracts was amended on November 3, 1998 so as to calculate it against income before income taxes, plus depreciation, amortization and expenditures for media and cooperative advertising in excess of $8,000,000. On May 24, 2001, the contract was amended increasing the base salary then in effect by $100,000 per annum. Upon expiration of the employment contracts, the agreement provides that the executives will serve as consultants to the Company for an additional five years. For the consulting services provided, the executives will be paid fifty percent (50%) of their annual base salary plus bonus. The Employment Contracts also provide that upon the death of the Chief Executive Officer and its Chairman of the Board within the employment or consulting period, the Company is obligated for two successive years to pay their respective estate an amount equal to their total compensation at that time.

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
Collective Bargaining Agreement
On July 8, 2008, the Company signed a new collective bargaining agreement with Local 108, L.I.U. of N.A., AFL-CIO with similar provisions of the one that expired on January 1, 2008. The new agreement is effective January 1, 2008. Other than standard wage, holiday, vacation and sick day provisions, the agreement calls for CCA to contribute to the Recycling and General Industrial Union Local 108 Welfare Fund (“Welfare Fund”) certain benefits costs. The Welfare Fund will be providing medical, dental and life insurance for the Company’s employees covered under the collective bargaining agreement. Previously, the Company provided the covered employees medical, dental and life insurance benefits directly. The new collective bargaining agreement is in effect through December 31, 2010. This agreement pertains to 31% of the CCA labor force.
Litigation
On September 30, 2009 the Company was served with a class action suit Denise Wally v. CCA Industries, Inc. The claim, which did not specify any damages, was filed in the Superior Court, State of California, County of Los Angeles, alleging false and misleading claims about the Company’s weight loss dietary supplement product sold in California in violation of the California Business and Professional Code. The Company believes that the allegations are without any merit and intends to vigorously defend the case. However, there can be no assurance that the Company’s position will be upheld.
There is no other significant litigation presently outstanding against the Company.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 — COMMITMENTS AND CONTINGENCIES (Continued)
Dividends and Capital Transactions
On December 5, 2007, the board of directors declared a $0.10 per share dividend for the first quarter ending February 29, 2008. The dividend was payable to all shareholders of record as of February 1, 2008, and was paid on March 1, 2008. On February 25, 2008, the board of directors declared an $0.11 per share dividend for the second quarter ending May 31, 2008. The dividend was payable to all shareholders of record as of May 1, 2008, and was paid on June 1, 2008. On July 7, 2008, the board of directors declared an $0.11 per share dividend for the third quarter ending August 31, 2008. The dividend was payable to all shareholders of record as of August 1, 2008, and was paid on September 1, 2008. On October 13, 2008, the board of directors declared a $0.11 per share dividend for the fourth quarter ending November 30, 2008. The dividend was payable to all shareholders of record as of November 1, 2008 and was paid on December 1, 2008.
On January 28, 2009, the board of directors declared a $0.11 per share dividend for the 1st quarter ending February 28, 2009. The dividend was payable to all shareholders of record as of February 3, 2009 and was paid on March 3, 2009. On April 8, 2009 the board of directors declared a $0.07 per share dividend for the second quarter of 2009. The dividend was payable to all shareholders of record as of May 1, 2009 and was paid on June 1, 2009. On June 29, 2009, the board of directors declared a $0.07 dividend for the third quarter of 2009. The dividend was payable to all shareholders of record as of August 3, 2009 and was paid on September 3, 2009. On October 12, 2009, the board of directors declared a $0.07 dividend for the fourth quarter of 2009. The dividend was payable to all shareholders of record as of November 2, 2009 and was paid on December 2, 2009.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 — CONCENTRATION OF RISK (Continued)
During the years ended November 30, 2009, 2008 and 2007, certain customers each accounted for more than 5% of the Company’s net sales, as follows:

	For the Year Ended November 30,
Customer	2009	2008	2007

Walmart	36%	44%	40%
Walgreen	14%	10%	8%
Rite Aid	6%	5%	8%
CVS	7%	7%	6%
McLanes	*	*	5%

Foreign Sales	5.6%	4%	3%

*	under 5%
The loss of any one of these customers could have a material adverse affect on the Company’s earnings and financial position.
During the years November 30, 2009, 2008 and 2007, certain products within the Company’s product lines accounted for more than 10% of the Company’s net sales as follows:

	For the Year Ended November 30,
Category	2009	2008	2007

Dietary Supplement	42%	33%	31%
Skin Care	28%	29%	29%
Oral Care	16%	25%	25%
Nail Care	10%	10%	11%
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
NOTE 16 — SUBSEQUENT EVENTS
On December 21, 2009, the Board of Directors declared a $0.07 per share dividend for the first quarter of 2010 to all shareholders of record as of February 1, 2010 and payable on March 1, 2010.
On February 11, 2010, the Company received a letter from Wells Fargo Securities, LLC, informing the Company that they will be repurchasing the New Jersey Higher Education Bond auction rate security from the Company for the par value of $500,000 pursuant to a settlement agreement between Wells Fargo Securities LLC and the California Attorney General.
On February 24, 2010, the Board of Directors declared a $0.07 per share dividend for the second quarter of 2010 to all shareholders of record as of May 3, 2010 and payable on June 3, 2010.
The Company has evaluated subsequent events that occurred during the period of November 30, 2009 through February 25, 2010, the date that these financial statements were available to be issued. Except as disclosed above, management concluded that no other events required potential adjustment to, or disclosure in these consolidated financial statements.

NOTE 17 — EARNINGS PER SHARE
Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock method”.

	Year Ended November 30,
	2009	2008	2007

Net income available for common shareholders	$3,431,644	$1,412,886	$5,537,795

Weighted average common shares outstanding- Basic	7,054,442	7,054,442	7,029,611

Net effect of dilutive stock options	—	7,204	29,278

Weighted average common shares and common shares equivalents — Diluted	7,054,442	7,061,646	7,058,889

Basic earnings per share	$0.49	$0.20	$0.79

Diluted earnings per share	$0.49	$0.20	$0.78

SCHEDULE II
CCA INDUSTRIES, INC. AND SUBSIDIARIES
VALUATION ACCOUNTS
YEARS ENDED NOVEMBER 30, 2009, 2008 AND 2007

COL. A	COL. B	COL. C	COL. D	COL. E
		Additions
	Balance at	Charged To		Balance
	Beginning	Costs and		At End
	Of Year	Expenses	Deductions	Of Year
Description
Year Ended November 30, 2009:
Allowance for doubtful accounts	$154,291	$(23,068)	$—	$131,223
Reserve for returns and allowances	668,738	3,518,949	2,734,096	1,453,591

	$823,029	$3,495,881	$2,734,096	$1,584,814

Reserve of inventory obsolescence	$578,941	$538,653	$357,593	$760,001

Year Ended November 30, 2008:
Allowance for doubtful accounts	$141,607	$12,684	$—	$154,291
Reserve for returns and allowances	732,696	2,118,592	2,182,550	668,738

	$874,303	$2,131,276	$2,182,550	$823,029

Reserve of inventory obsolescence	$604,746	$173,715	$199,520	$578,941

Year Ended November 30, 2007:
Allowance for doubtful accounts	$185,779	$(42,544)	$1,628	$141,607

Reserve for returns and allowances	840,418	6,039,823	6,147,545	732,696

	$1,026,197	$5,997,279	$6,149,173	$874,303

Reserve of inventory obsolescence	$777,715	$62,827	$235,796	$604,746