Form 10-K/A
period 2009-11-30
CCA INDUSTRIES INC
filed 2010-04-14
CIK 721447

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1 to Form 10-K
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
The aggregate market value of the voting stock held by non-affiliates of the Registrant (i.e., by persons other than officers and directors of the Registrant), at the closing sales price $3.05 on May 29, 2009, was as follows:

Class of Voting Stock	Market Value
5,514,866 shares; Common Stock, $.01 par value	$16,820,341
On February 25, 2010 there was an aggregate of 7,054,442 shares of Common Stock and Class A Common Stock of the Registrant outstanding.

Item	Page
Amendment to PART II
9A.Controls and Procedures	2 - 4
Signatures	5

EXPLANATORY NOTE
OVERVIEW
The Company is making an amendment to Part II, Item 9A “Controls and Procedures” of Form 10-K for the fiscal year ended November 30, 2009, which was filed on March 1, 2010. The purpose of this amendment is to add additional language clarifying that the Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures and to disclose whether based on this evaluation the disclosure controls and procedures were deemed effective or ineffective as of November 30, 2009.
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
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of November 30, 2009, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, includes the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.
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
The Company’s management has assessed the effectiveness of its internal control over financial reporting as of November 30, 2009 using the criteria as set forth in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s assessment included documenting, evaluating and testing of the design and operating effectiveness of its internal control over financial reporting. Management of the Company has reviewed the results with the Audit Committee of the Board of Directors.
Based on the Company’s assessment, management has concluded that, as of November 30, 2009, the Company’s internal control over financial reporting was effective.

/s/ DAVID EDELL
David Edell, Chief Executive Officer

/s/ STEPHEN A. HEIT
Stephen A. Heit, Chief Financial Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15(A) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

CCA INDUSTRIES, INC.
By:	/s/ Dunnan Edell
DUNNAN EDELL, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Edell DAVID EDELL	Chief Executive Officer, Director	April 13, 2010

/s/ Ira W. Berman IRA W. BERMAN	Chairman of the Board of Directors, Executive Vice President, Secretary	April 13, 2010

/s/ Dunnan Edell DUNNAN EDELL	President, Chief Operating Officer, Director	April 13, 2010

/s/ Stephen Heit STEPHEN HEIT	Executive Vice President, Chief Financial Officer	April 13, 2010

/s/ Drew Edell DREW EDELL	Vice President, Research & Development	April 13, 2010

/s/ Stanley Kreitman STANLEY KREITMAN	Director	April 13, 2010

/s/ Robert Lage ROBERT LAGE	Director	April 13, 2010

/s/ Jack Polak JACK POLAK	Director	April 13, 2010

/s/ James P. Mastrian JAMES P. MASTRIAN	Director	April 13, 2010