Form 10-Q
period 2010-02-28
CCA INDUSTRIES INC
filed 2010-04-14
CIK 721447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-31643
CCA Industries Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-2795439

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
200 Murray Hill Parkway
East Rutherford, NJ 07073
(Address of principal executive offices)
(201) 330-1400
(Registrant’s telephone number, including area code)
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 14, 2010 there were (i) 6,086,740 shares of the issuer’s common stock, par value $0.01, outstanding; and (ii) 967,702 shares of the issuer’s Class A common stock, par value $0.01, outstanding.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
INDEX

Page
Number

PART I FINANCIAL INFORMATION:

Item 1. Financial Statements:

Consolidated Balance Sheets as of February 28, 2010 and November 30, 2009	2–3

Consolidated Statements of Income for the three months ended February 28, 2010 and February 28, 2009	4

Consolidated Statements of Comprehensive Income for the three months ended February 28, 2010 and February 28, 2009	5

Consolidated Statements of Cash Flows for the three months ended February 28, 2010 and February 28, 2009	6

Notes to Unaudited Consolidated Financial Statements	7–25

Item 2. Management Discussion and Analysis of Results of Operations and Financial Condition	26–29

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4T. Controls and Procedures	29–30

PART II OTHER INFORMATION	31–32

Item 1. Legal Proceedings

Item 4. Other Information

Item 5. Exhibits and Reports on Form 8-K

SIGNATURES	33

EXHIBITS

Exhibit 11
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	February 28,	November 30,
	2010	2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$6,899,526	$7,844,369
Short-term investments and marketable securities	7,758,285	9,636,103
Accounts receivable, net of allowances of $1,614,371 and $1,584,814, respectively	9,531,704	7,613,273
Inventories, net of reserve for inventory obsolescence of $816,563 and $760,001, respectively	8,563,845	8,327,277
Prepaid expenses and sundry receivables	626,200	739,139
Prepaid and refundable income taxes	431,932	89,535
Deferred income taxes	1,272,634	1,193,745

Total Current Assets	35,084,126	35,443,441

Property and Equipment, net of accumulated depreciation and amortization	642,465	682,921

Intangible Assets, net of accumulated amortization	696,970	697,506

Other Assets
Marketable securities	3,307,755	2,900,035
Other	65,300	65,300

Total Other Assets	3,373,055	2,965,335

Total Assets	$39,796,616	$39,789,203

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY

	February 28,	November 30,
	2010	2009
	(Unaudited)

Current Liabilities
Accounts payable and accrued liabilities	$8,668,931	$8,775,676
Capitalized lease obligation — current portion	48,460	53,233
Income taxes payable	—	147,153
Dividends payable	493,811	493,811

Total Current Liabilities	9,211,202	9,469,873

Deferred tax liability	120,646	76,929
Capitalized lease obligations-long term	12,891	22,553

Total Liabilities	9,344,739	9,569,355

Shareholders’ Equity
Preferred stock, $1.00 par; authorized 20,000,000 shares; none issued	—	—
Common stock, $.01 par; authorized 15,000,000 shares; 6,086,740 shares issued and outstanding	60,867	60,867
Class A common stock, $.01 par; authorized 5,000,000 shares; 967,702 shares issued and outstanding	9,677	9,677
Additional paid-in capital	2,329,049	2,329,049
Retained earnings	28,142,526	28,094,783
Unrealized (losses) on marketable securities	(90,242)	(274,528)

Total Shareholders’ Equity	30,451,877	30,219,848

Total Liabilities and Shareholders’ Equity	$39,796,616	$39,789,203

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	February 28,
	2010	2009
Revenues
Sales of health and beauty aid products — Net	$13,091,177	$14,758,850
Other income	107,108	185,616

Total Revenues	13,198,285	14,944,466

Costs and Expenses
Costs of sales	5,031,100	5,616,212
Selling, general and administrative expenses	5,468,631	5,315,097
Advertising, cooperative and promotions	1,551,506	3,559,279
Research and development	146,526	126,352
Provision for doubtful accounts	46,275	47,506
Interest expense	1,747	3,285

Total Costs and Expenses	12,245,785	14,667,731

Income before Provision for
Income Taxes	952,500	276,735

Provision for Income Taxes	410,946	152,369

Net Income	$541,554	$124,366

Earnings per Share:
Basic	$0.08	$0.02

Diluted	$0.08	$0.02

Weighted Average Common Shares Outstanding:
Basic	7,054,442	7,054,442

Diluted	7,054,442	7,057,168

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	February 28,
	2010	2009

Net Income	$541,554	$124,366

Other Comprehensive Income
Unrealized gain (loss) on investments, net of tax *	184,286	(798,726)

(Note 6, Note 8)

Comprehensive Income (Loss)	$725,840	$(674,360)

*	Unrealized holding gain for the three months ended February 28, 2010 is net of a deferred tax benefit from unrealized losses of $20,012.
See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	February 28,	February 28,
	2010	2009
Cash Flows from Operating Activities:
Net income	$541,554	$124,366
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	64,203	63,931
Loss on write off of fixed assets	—	2,653
(Gain) on sale of securities	(4,134)	(49,969)
(Increase) in deferred income taxes	(15,160)	(2,825)
(Increase) in accounts receivable	(1,918,431)	(3,056,082)
(Increase) in inventory	(236,568)	(509,845)
Decrease (increase) in prepaid expenses and miscellaneous receivables	112,939	(161,557)
(Increase) decrease in prepaid and refundable income taxes	(342,396)	156,996
(Decrease) increase in accounts payable and accrued Liabilities	(106,745)	1,346,644
(Decrease) in income taxes payable	(147,153)	—

Net Cash (Used In) Operating Activities	(2,051,891)	(2,085,688)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(23,211)	(18,252)
Purchase of marketable securities	(3,053,493)	(11,582,163)
Proceeds from sale and maturity of marketable securities	4,692,000	6,985,000

Net Cash Provided by (Used in) Investing Activities	1,615,296	(4,615,415)

Cash Flows from Financing Activities:
Payments of capital lease obligation	(14,437)	(13,956)
Dividends paid	(493,811)	(775,989)

Net Cash (Used in) Financing Activities	(508,248)	(789,945)

Net (Decrease) in Cash	(944,843)	(7,491,048)

Cash and Cash Equivalents at Beginning of Period	7,844,369	8,934,699

Cash and Cash Equivalents at End of Period	$6,899,526	$1,443,651

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,747	$3,285
Income taxes	920,698	817

Schedule of Non Cash Financing Activities:
Dividends declared	$493,811	$775,989
See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 —	BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ended November 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2009. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.
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
Estimates and Assumptions:
The consolidated financial statements include the use of estimates, which management believes are reasonable. The process of preparing financial statements in conformity with Accounting Principles Generally Accepted in the United States (“GAAP”), requires management to make estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accounting estimates and assumptions are those that management considers to be most critical to the financial statements because they inherently involve significant judgment and uncertainties. All of these estimates and assumptions reflect management’s best judgment about current economic and market conditions and their effects on the information available as of the date of the consolidated financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Comprehensive Income (Loss):
Comprehensive income (loss) includes changes in equity that are excluded from the consolidated statements of income (loss) and are recorded directly into a separate section of consolidated statements of comprehensive income (loss). The Company’s accumulated other comprehensive income (loss) shown on the consolidated balance sheets consist of unrealized gains and losses on investment holdings, net of tax.
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
Accounts Receivable
Accounts receivable consists of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowances for cooperative advertising and reserves for returns which are anticipated to be taken as credits against the balances as of the balance sheet date. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

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
Intangible Assets:
Intangible assets are stated at cost. Patents are amortized on the straight-line method over a period of 17 years. Such intangible assets are reviewed for potential impairment on a quarterly basis.
Web Site Costs:
Certain costs incurred in creating the graphics and content of the Company’s web site have been capitalized in accordance with the Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other”, issued by the Financial Accounting Standards Board (“FASB”). The Company had determined that these costs would be amortized over a two-year period. Web site design and conceptual costs are expensed as incurred.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Financial Instruments:
The carrying value of assets and liabilities considered financial instruments approximate their respective fair value.
Income Taxes:
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward for future periods are also reflected in the deferred tax assets. Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized.
Tax Credits:
Tax credits, when present, are accounted for using the flow-through method as a reduction of income taxes in the years utilized.
Earnings Per Common Share:
Basic earnings per share are calculated in accordance with ASC Topic 260, “Earnings Per Share”, which requires using the average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of any outstanding stock options using the “treasury stock method” and convertible debentures using the “if-converted” method. Common stock equivalents consist of stock options.
Revenue Recognition:
The Company recognizes sales upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Although no legal right of return exists between the customer and the Company, returns are accepted if it is in the best interests of the Company’s relationship with the customer. The Company, therefore, records a reserve for returns based on the historical returns as a percentage of sales in the five preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances. Those returns which are anticipated to be taken as credits against the balances as of the balance sheet date are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Sales Incentives:
In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expense. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income.
Advertising Costs:
The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expense for the three months ended February 28, 2010 and February 28, 2009 were $1,551,506 and $3,559,279, respectively.
Shipping Costs:
The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expense as incurred. Freight costs included were $635,716 and $674,772 for the three months ended February 28, 2010 and 2009, respectively.
Stock Options:
In December 2004, the FASB issued ASC Topic 718, “Stock Compensation”. ASC Topic 718 requires stock grants to employees to be recognized in the consolidated income statement based on their fair values.
Recent Accounting Pronouncements
In December 2007, the FASB amended certain provisions of Accounting Standard Codification (“ASC”) Topic 805, “Business Combinations”. This amendment changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research & development and restructuring costs. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. This amendment promotes greater use of fair values in financial reporting. In addition, under Topic 805, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings. Topic 805 became effective for fiscal years beginning on or after December 15, 2008.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (Continued)
Topic 805 will have an impact on accounting for any business acquired after the effective date of this pronouncement.
In December 2007, the FASB issued ASC Topic 810, “Consolidation”. Topic 810 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (“NCI”) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. Topic 810 became effective for fiscal years beginning after December 15, 2008. Topic 810 will have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.
In April 2008, the FASB amended certain provisions of ASC Topic 350, “Intangibles-Goodwill and Other”. Topic 350 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible. It further requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. Topic 350 became effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Topic 350 did not have a significant impact on the Company’s results of operations, financial condition or liquidity.
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
In April 2009, the FASB issued an amendment to ASC Topic 825, “Financial Instruments”. The amendment requires disclosure of the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The amendment to Topic 825 became effective for interim reporting periods ending after June 15, 2009. The adoption of this topic had no impact on the Company’s financial position or results of operation.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (Continued)
In April 2009, the FASB issued additional guidance under ASC Topic 820, “Fair Value Measurements and Disclosures”. Topic 820 provides additional guidance for estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased, and identifying circumstances in which a transaction may not be orderly. The adoption of this topic became effective for all interim and annual reporting periods ending after June 15, 2009. The adoption of the additional guidance provided by Topic 820 did not have any material impact on the Company’s financial position or results of operation.
In April 2009, the FASB issued an amendment to ASC Topic 320, “Investments — Debt and Equity” which amends the guidance in regard to other-than-temporary impairments on debt and equity securities in the financial statements. Topic 320 also requires additional disclosures in the financial statements that enable users to understand the types of debt and equity securities held, including those investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized. The adoption of the amendment to Topic 320 became effective for all interim and annual reporting periods ending after June 15, 2009. The adoption of this amended topic did not have any material impact on the Company’s financial position or results of operation.
In May 2009, the FASB issued ASC Topic 855, “Subsequent Events”. The statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Topic 855 became effective June 15, 2009 for all subsequent reporting periods. The adoption of Topic 855 did not have any material impact on the Company’s financial position or results of operation.
In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This update identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. This update is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASU 2009-01 did not have any material impact on the Company’s financial position or results of operation.

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
In February 2010, the FASB issued ASU 2010-09, which is an update to Topic 855, “Subsequent Events”. This update clarifies the date through which the Company is required to evaluate subsequent events. SEC filers will be required to evaluate subsequent events though the date that the financial statements are issued. ASU 2010-09 was effective upon issuance, and will not have a material impact on the Company’s financial position or results of operation.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 —	INVENTORIES
The components of inventory consist of the following:

	February 28,	November 30,
	2010	2009

Raw materials	$5,592,191	$5,246,185
Finished goods	2,971,654	3,081,092

	$8,563,845	$8,327,277

At February 28, 2010 and November 30, 2009, the Company had a reserve for obsolescence of $ 816,563 and $760,001, respectively.
NOTE 5 —	PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	February 28,	November 30,
	2010	2009

Machinery and equipment	$231,170	$217,323
Furniture and equipment	956,185	953,208
Tools, dies, and masters	342,103	335,716
Capitalized lease obligations	263,067	263,067
Web Site	20,000	20,000
Leasehold improvements	402,785	402,785

	2,215,310	2,192,099

Less: Accumulated depreciation and amortization	1,572,845	1,509,178

Property and Equipment — Net	$642,465	$682,921

Depreciation expense for the three months ended February 28, 2010 and 2009 amounted to $63,667 and $62,266, respectively. Furniture and equipment includes $132,550 of costs for computer equipment and software that has been purchased, but not placed in service as of yet. No depreciation expense for these assets will be recorded until they are placed in service.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 —	INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for ten product lines

	February 28,	November 30,
	2010	2009

Patents and trademarks	$856,005	$856,005
Less: Accumulated amortization	159,035	158,499

Intangible Assets — Net	$696,970	$697,506

Patents are amortized on a straight-line basis over their legal life of 17 years and trademarks are adjusted to realizable value for each quarterly reporting period. Amortization expense for the three months ended February 28, 2010 and 2009 amounted to $536 and $1,665, respectively. Estimated amortization expense for November 30, 2010, 2011, 2012, 2013 and 2014 will be $2,185, $2,185, $2,185, $2,163 and $2,123 respectively.
NOTE 7 —	SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
Short-term investments and marketable securities, which consist of fully guaranteed bank certificates of deposit, stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold within the ensuing twelve months. The remaining investments are considered non-current assets. The cost and market values of the investments at February 28, 2010 and November 30, 2009 were as follows:

	February 28, 2010		November 30, 2009
	COST	MARKET	COST	MARKET
Current
Guaranteed bank certificates of deposit	$450,000	$451,050	$942,000	$944,910
Corporate obligations	399,264	404,076	598,370	607,189
U.S. Government obligations (including mortgage backed securities)	6,096,199	6,096,680	7,494,318	7,497,900
Preferred stock	250,000	213,080	250,000	187,720
Common stock	394,408	386,844	189,552	196,873
Mutual funds	215,274	170,755	215,274	165,383
Other equity investments	70,206	35,800	70,206	36,128

Total Current	7,875,351	7,758,285	9,759,720	9,636,103

Non-Current:
Guaranteed bank Certificates of deposit	816,000	821,503	816,000	818,250
Corporate obligations	450,000	453,880	200,000	205,297
Preferred stock	2,074,845	2,032,372	2,074,845	1,876,488

Total Non-Current	3,340,845	3,307,755	3,090,845	2,900,035

Total	$11,216,196	$11,066,040	$12,850,565	$12,536,138

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of February 28, 2010, the Company had unrealized losses on its investments of $150,154. This amount was reduced by a deferred tax benefit of $59,912, of which $39,900 was recorded in prior periods and $20,012 was recorded in fiscal 2010. None of the unrealized losses have been deemed to be other-than-temporary or temporary impairments, and are accounted for under mark-to-market rules for Available-for-Sale securities. Please see Note 3 for further information.
Bank certificates of deposit are insured by the Federal Deposit Insurance Corporation for the full balance under the Temporary Liquidity Guarantee Program. The Company maintains accounts with several brokerage firms. The accounts contain cash and securities. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation (SIPC).
The Company had, at February 28, 2010, an auction rate bond issued by the New Jersey State Higher Education Assistance Authority (“NJHE”). The bond was originally recorded as a non-current marketable security. The NJHE bond has an original par value of $500,000, a maturity date of December 1, 2040, a rating of AA by S&P, and has been placed on negative watch. Fitch had withdrawn their rating. The current annualized interest rate is 0.683% as of March 16, 2010. Beginning in February 2008, more shares for sale were submitted in the regularly scheduled auctions for the NJHE auction rate bonds than there were offers to buy. This meant that these auctions “failed to clear” and that many or all auction bond holders who wanted to sell their shares in these auctions were unable to do so. The Company was notified by Wells Fargo Securities, LLC on February 11, 2010 that they will be repurchasing the NJHE bond from the Company at the original par value. See Note 13, Subsequent Events for further information.
The Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures” as of December 1, 2007, which expands disclosures about investments that are measured and reported at fair market value. ASC Topic 820 established a fair value hierarchy that prioritizes the inputs to valuations techniques utilized to measure fair value into three broad levels as follows:
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

			Significant
		Quoted Market	Other
		Price in Active	Observable
	February 28,	Markets	Inputs
Description	2010	(Level 1)	(Level 2)
Bank Certificates of Deposit	$1,272,553	$—	$1,272,553
Corporate obligations	857,956	—	857,956
Government Obligations	6,096,680	5,596,680	500,000
Preferred Stock	2,245,452	2,245,452	—
Common Stock	386,844	386,844	—
Mutual Funds	170,755	170,755	—
Other Equity	35,800	—	35,800

Total	$11,066,040	$8,399,731	$2,666,309

		Quoted	Significant
		Market Price	Other
		in Active	Observable
	November 30,	Markets	Inputs
Description	2009	(Level 1)	(Level 2)
Bank Certificates of Deposit	$1,763,157	$—	$1,763,157
Corporate obligations	812,490	—	812,490
Government Obligations	7,497,900	6,997,900	500,000
Preferred Stock	2,064,208	2,064,208	—
Common Stock	196,872	196,872	—
Mutual Funds	165,383	165,383	—
Other Equity	36,128		36,128

Total	$12,536,138	$9,424,363	$3,111,775

There was no realized income or loss from the Level 2 NJHE bond investment during the quarter ended February 28, 2010.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 —	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

	February 28,	November 30,
	2010	2009
	(In Thousands)	(In Thousands)
a) Media advertising	$1,776	$548
b) Accrued returns	1,134	1,207
c) Coop advertising	744	1,218
d) Accrued bonuses	*	482

	$3,654	$3,455

*	under 5%
All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.
NOTE 9 —	OTHER INCOME
Other income consists of the following:

	Three Months Ending
	February 28,
	2010	2009

Interest and dividend income	$57,938	$110,400
Royalty income	45,000	21,589
Realized gain on sale of Bonds	4,134	49,985
Miscellaneous	36	3,642

	$107,108	$185,616

NOTE 10 —	COMMITMENTS AND CONTINGENCIES
Litigation
The litigation Denise Wally v. CCA Industries was commenced in the Superior Court of the State of California, County of Los Angeles on September 29, 2009. “Wally” filed a class action on her own behalf and for all others similarly situated alleging four causes of action: Violations of Business & Professional Code 17200 and 17500 and the Cal. Civil Code 1750 et seq; and advertising Fraud.
The case was removed to the U.S. District Court authorized by the complaint alleging that the Company sold in excess of $5,000,000 of all SKU’s of Mega-T throughout the country over the last 5 years.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 —	COMMITMENTS AND CONTINGENCIES (CONTINUED)
Litigation (Continued)
The plaintiff then amended their complaint limiting the violation to one specific SKU only sold in California. Since the sales of the SKU sold in California were less than $5,000,000, the case was remanded back to the state court.
As part of its defense, the Company intends to oppose Wally’s application to certify the class. In order to have a class certified under California law, it must be established, among other items that an “ascertainable class” and “commonality of interest” among purported class members exists. The Company’s position is that there are factual issues with the individual purchasers of the Company’s dietary supplement that preclude class certification. There is also a body of law in California that supports the Company’s position on class certification. Should the court deny class certification, it is possible that the pending action may not continue.
Should the court grant class certification then the issues to be tried will include the merits of the plaintiff’s claim that the product did not provide the service it was advertised to perform to the purchasers of its product and that its advertising was misleading. The Company believes that it has marketed a product [green tea] that has been consumed by the public for centuries. The Company provides a product that contains a green tea extract caplet together with a diet and exercise plan. The Company contends that it has marketed its product in compliance with all applicable federal and state requirements.
As the Wally action is in its initial stages, the Company has not formed a conclusion that an adverse outcome in the pending action is more likely than not. Accordingly, the Company has not recorded any contingent liability related to the Wally action for the quarter ended February 28, 2010.
Dividends
On December 21, 2009, the board of directors declared a $0.07 per share dividend for the first quarter ended February 28, 2010. The dividend was payable to all shareholders of record as of February 1, 2010 and was paid on March 1, 2010.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 —	COMMITMENTS AND CONTINGENCIES (CONTINUED)
Collective Bargaining Agreement
On July 8, 2008, the Company signed a collective bargaining agreement with Local 108, L.I.U. of N.A., AFL-CIO with similar provisions of the one that expired on January 1, 2008. The new agreement is effective January 1, 2008. Other than standard wage, holiday, vacation and sick day provisions, the agreement requires the Company to contribute to the Recycling and General Industrial Union Local 108 Welfare Fund (“Welfare Fund”) certain benefits costs. The Welfare Fund provides medical, dental and life insurance for the Company’s employees covered under the collective bargaining agreement. The new collective bargaining agreement is in effect through December 31, 2010. This agreement pertains to 32% of the CCA labor force.
NOTE 11 —	401(K) PLAN
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
NOTE 12 —	INCOME TAXES
CCA and its subsidiaries file a consolidated federal income tax return.
The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of February 28, 2010 and February 28, 2009. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no penalties or related interest for the fiscal year to date ended February 28, 2010 or for the fiscal year to date ended February 28, 2009.
The United States Internal Revenue Service completed in 2009 an examination of the Company’s U.S. tax return for fiscal 2006. As a result of that examination, the Company received a refund of $94,195 in federal taxes for the 2006 fiscal year. The audit adjustments resulted in refunds from amended state tax returns for 2006 of $28,145, and an additional $196,335 in refunds from federal and state amended returns for fiscal 2007. The State of New Jersey, Department of The Treasury, Division of Taxation is currently examining state income and sales tax returns filed for the fiscal years 2004 — 2008. As of April 14, 2010, no adjustments have been proposed. No other state has notified the

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 —	INCOME TAXES (Continued)
Company of its intent to conduct an examination of tax returns filed in their jurisdictions. The Company had $167,734 and $107,691 of officer salaries during the three months ended February 28, 2010 and 2009, respectively that were not deductible for tax purposes in calculating the income tax provision. As of February 28, 2010, the Company had unrealized losses on its investments of $150,154. This amount was reduced by a deferred tax benefit of $59,912, of which $39,900 was recorded in prior periods and $20,012 was recorded in fiscal 2010. The deferred tax benefit has been recorded as a deferred tax asset, and offset against the unrealized losses reported on the balance sheet.
At February 28, 2010 and November 30, 2009, respectively, the Company had temporary differences arising from the following:

	February 28, 2010
			Classified As
		Deferred	Short-Term	Long- Term
Type	Amount	Tax	Asset	(Liability)

Depreciation	$(302,371)	$(120,646)	$—	$(120,646)
Unrealized loss on investments	150,154	59,912	59,912
Reserve for bad debts	36,500	14,563	14,563	—
Reserve for returns	1,577,871	629,571	629,571	—
Reserve for obsolete inventory	816,563	325,809	325,809	—
Vacation accrual	288,579	115,143	115,143	—
Charitable Contributions	52,952	21,127	21,127	—
Section 263A costs	266,939	106,509	106,509	—

Net deferred income tax		$1,151,988	$1,272,634	$(120,646)

	November 30, 2009
			Classified As
		Deferred	Short-Term	Long- Term
Type	Amount	Tax	Asset	(Liability)

Depreciation	$(192,804)	$(76,929)	$—	$(76,929)
Unrealized loss on investments	314,428	125,457	125,457	—
Reserve for bad debts	131,223	52,358	52,358	—
Reserve for returns	1,453,591	579,983	579,983	—
Reserve for obsolete inventory	760,001	303,240	303,240	—
Vacation accrual	276,161	110,188	110,188	—
Charitable Contributions	9,569	3,818	3,818
Section 263A costs	261,298	104,258	104,258	—

Deferred income tax		1,202,373	1,279,302	$(76,929)
Valuation allowance		(85,557)	(85,557)	—

Net deferred income tax		$1,116,816	$1,193,745	$(76,929)

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 —	INCOME TAXES (CONTINUED)
Income tax expense is made up of the following components:

	Three Months Ended February 28,
	2010	2009

Current tax expense — Federal	$329,681	$152,190
Current tax expense — State & Local	96,425	46,330
Deferred tax (benefit)	(15,160)	(46,151)

Total tax expense	$410,946	$152,369

Prepaid and refundable income taxes are made up of the following components:

		State &
	Federal	Local	Total

February 28, 2010	$378,616	$53,316	$431,932

November 30, 2009	$—	$89,535	$89,535

Income tax payable is made up of the following components:

		State &
	Federal	Local	Total

February 28, 2010	$—	$—	$—

November 30, 2009	$61,303	$85,850	$147,153

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 —	INCOME TAXES (CONTINUED)
A reconciliation of income tax expense computed at the statutory rate to income tax expense at the effective rate for the three months ended February 28, 2010 and 2009 is as follows:

			Three Months Ended
	Three Months Ended		February 28, 2009
	February 28, 2010			Percent
		Percent		of Pretax
	Amount	Amount	Amount	Income
Income tax expense at federal statutory rate	$323,850	34.00%	$94,090	34.00%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	56,579	5.94	16,438	5.94

Non-deductible expenses and other adjustments	30,517	3.20	41,841	15.11

Income tax expense at effective rate	$410,946	43.14%	$152,369	55.05%

NOTE 13 —	SUBSEQUENT EVENTS
The Company has just voluntarily requested that its accounts return three (3) lots consisting of approximately 140,000 units of its Plus White whitening gel which was shipped in March and early April, 2010. The gel subsequently liquefied (a cosmetic change) which caused the product to lose its efficacy. The Company has agreed to replace the units or credit all accounts and refund any consumer for their purchase of the defective product.
The Company has their whitening gels manufactured by a non-affiliated contract manufacturer and arranges with outside suppliers to ship the raw material used in the process directly to the manufacturer. The same manufacturer has been manufacturing the particular gel for several years without any prior incident. The cause of the liquefying of the gel is actively being investigated by both the Company and the manufacturer. The Company believes that the gross sales of the defective merchandise delivered to customers were approximately $435,000, however the Company does not know at this time the extent of the total damages which we may sustain. To the extent applicable, the Company is a “named insured” under the contract manufacturer’s two million dollar Product Liability Insurance policy.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 —	SUBSEQUENT EVENTS (CONTINUED)
On February 24, 2010, the Company announced that the Board of Directors had declared a $0.07 per share dividend for the second quarter of 2010, payable to all shareholders of record as of May 3, 2010, and payable on June 3, 2010.
On February 11, 2010, the Company received a letter from Wells Fargo Securities, LLC, informing the Company that they would be repurchasing the New Jersey Higher Education Bond auction rate security from the Company at par value pursuant to a settlement agreement between Wells Fargo Securities, LLC and the California Attorney General. In March 2010, the Company received payment in the amount of $500,000, which was the par value of the New Jersey Higher Education Bond.
The Company has evaluated subsequent events that occurred during the period of February 28, 2010 through April 14, 2010, the date that these financial statements were issued. Except as disclosed above, management concluded that no other events required potential adjustment to, or disclosure in these consolidated financial statements.

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
OVERVIEW
Net income for the first quarter ended February 28, 2010 was $541,554 as opposed to $124,366 for the same period in 2009, an increase of $417,188. Net income increased primarily due to a decrease in advertising expense during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 of $2,007,773, partially offset by lower net sales of $1,667,673. Net sales for the first quarter of fiscal 2010 were $13,091,177 as compared to $14,758,850 for the same period in fiscal 2009. The Company’s balance sheet as of February 28, 2010 reflects $35,084,126 in current assets and $9,211,202 in current liabilities. The Company does not have any loan or line of credit bank debt.
OPERATING RESULTS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010
For the three-month period ended February 28, 2010, the Company had revenues of $13,198,285 and net income of $541,554 after provision for taxes of $410,946. For the same three month period in 2009, revenues were $14,944,466 and net income was $124,366 after a provision for taxes of $152,369. Fully diluted earnings per share were $0.08 for the first quarter of 2010 as compared to fully diluted earnings per share of $0.02 for the first quarter of 2009. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the first quarter of 2010 were reduced by $1,556,676 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. In the same period of the prior year, net sales were reduced by $1,276,212 and trade promotion was credited by that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income.
The Company’s net sales decreased $1,667,673 to $13,091,177 for the three-month period ended February 28, 2010 from $14,758,850 for the three-month period ended February 28, 2009. Part of the net sales decrease was due to sales incentives for the first quarter of 2010, which increased $280,464 in the first quarter of 2010 as compared to the first quarter of 2009 in order to promote the Company’s brands with the consumer. The Company’s gross sales of its diet products were $1,333,213 less in the first quarter of 2010 as compared to the first quarter of 2009. Sales of the Plus+White® oral care brand were also $268,577 lower in the first quarter of 2010 as compared to the same period in 2009. The Company previously disclosed in Form 8-K, filed with the United States Securities and Exchange Commission on January 21, 2009, that Wal-Mart had advised the Company, due to the

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
slowdown in the economy it will only carry the leading brands in their oral care sections, and as a result will no longer be purchasing the Company’s Plus+White® oral care products brand. These gross sales decreases were partially offset by increases in the Cherry Vanilla (fragrance), Solar Sense (skin care) and Pain Buster-R II (analgesic) brands. Sales returns and allowances, not including sales incentives, were 7.47% of gross sales for the three-month period ended February 28, 2010 versus 9.39% for the same period last year. Returns were higher in the first quarter of 2009 due to discontinued products and related markdown allowances. As part of the Company’s brand strategies, products are constantly reviewed, with new products introduced and non-performing ones discontinued. Included in sales returns and allowances is the cost of the coupons issued by the Company, which was approximately $94 thousand in the first quarter of 2010 as compared to approximately $119 thousand in the first quarter of 2009. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or accrued includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.
The Company’s net sales by category for the first quarter of 2010 were: Dietary Supplement $4,939,051, 37.7%; Skin Care $3,782,780, 28.9%; Oral Care $2,517,673, 19.2%; Nail Care $1,349,600, 10.3%; Fragrance, $271,774, 2.1%; Analgesic $195,813, 1.5%; and Hair Care and Miscellaneous $34,486, 0.3%; for a total of $13,091,177.
The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases. The gross margin for the first quarter of 2010 was 61.6%, slightly less than the first quarter 2009 gross margin of 61.9%. Selling, general and administrative expenses were $153,535 higher in the first quarter of 2010 as compared to the same period in 2009. The Company had higher expenses for health insurance, rent, warehouse temporary help, new employee recruiting fees and the donation of inventory offset partly by lower personnel costs. The donation of inventory also gives the Company an additional tax benefit reflected in the provision for income tax. Advertising expense was $1,551,506 for the quarter ended February 28, 2010 as compared to $3,559,279 for the quarter ended February 28, 2009, or a decrease of $2,007,773. Of this amount, $1,666,286 was due to lower media advertising, $229,672 of lower co-operative advertising that is reflected as a selling expense and $107,193 of lower print advertising expense. The Company’s advertising expense changes from quarter to quarter based on the timing of the Company’s promotions.
Income before taxes was $952,500 for the quarter ended February 28, 2010 as compared to $276,735 for the same quarter in 2009. The effective tax rate for the first quarter of 2010 was 43.14% versus 55.05% for the first quarter of 2009. The provision for income tax included non-deductible expenses and adjustments that increased the income tax expense by $30,517 or 3.2% of pre-tax income for the first quarter of 2010 as compared to $41,841 or 15.11% of pre-tax income for the same period in fiscal 2009. The higher amount of non-deductible expenses and adjustment in the first quarter of 2009 resulted in the higher effective tax rate for that period. During the first quarter ending February 28, 2010 and 2009, there was $167,734 and $107,691, respectively of officer salaries incurred that were not deductible for tax purposes in calculating the income tax provision.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
FINANCIAL POSITION AS OF FEBRUARY 28, 2010
The Company’s financial position as of February 28, 2010 consisted of current assets of $35,084,126 and current liabilities of $9,211,202, or a current ratio of 3.8 to 1. The Company’s cash and cash equivalents were $6,899,526 as of February 28, 2010, a decrease of $944,843 from November 30, 2009. Included in this decrease was net cash used by operating activities of $2,051,891, net cash provided by investing activities of $1,615,296, and net cash used in financing activities of $508,248. Included in the net cash used in financing activities was $493,811 of dividends paid.
As of February 28, 2010, the Company had $7,758,285 of short term marketable securities and $3,307,755 of non-current securities. The Company’s cash and cash equivalents together with both short and long term marketable securities, net of current liabilities were $8,754,364 as of February 28, 2010. Please refer to Note No. 7 of the financial statements for further information regarding the Company’s investments.
Accounts receivable increased to $9,531,704 as of February 28, 2010 from $7,613,273 as of November 30, 2009. Included in net accounts receivable are reserves for returns and allowances of $1,577,871 and allowances for doubtful accounts of $36,500. Gross receivables were further reduced by $968,095, which were reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against payments. In addition, accrued liabilities include $743,562 which is an estimate of co-operative advertising expense relating to fiscal 2010 sales which are anticipated to be deducted from future invoices rather than against the current accounts receivable. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account. The gross accounts receivable as of February 28, 2010 was higher as compared to the balance on November 30, 2009 due to the timing of the Company’s sales.
Inventory increased to $8,563,845 as of February 28, 2010 from $8,327,277 as of November 30, 2009. The inventory increased to support the anticipated sales in the second quarter of 2010. The inventory obsolescence reserve increased to $816,563 as of February 28, 2010 from $760,001 as of November 30, 2009. Changes to the inventory obsolescence reserves are recorded as an increase or decrease to the cost of goods.
The deferred income tax asset increased to $1,272,634 as of February 28, 2010 from $1,193,745 as of November 30, 2009. The Company expects that all of the deferred tax assets will be realized within the next twelve month period subsequent to February 28, 2010. The deferred tax assets include $59,911 related to the Company’s unrealized losses of $150,154 on its investments as of February 28, 2010. The unrealized losses reported on the balance sheet were $90,242, which is net of the deferred tax benefit. The Company had reported a valuation allowance of $85,557 as of November 30, 2009 against the deferred tax benefit resulting from the unrealized losses on investments. There is no valuation allowance against the deferred tax benefit from unrealized losses at February 28, 2010, as the Company believes that if the unrealized losses were realized, the full amount of the deferred tax benefit would also be realized in the subsequent twelve months, based on capital gains earned over the prior three years and anticipated gains over the next year. The deferred tax liability increased to $120,646 at February 28, 2010 as compared to $76,929 as of November 30, 2009. The liability is due to the difference in depreciation between the Company’s books and income tax returns.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
Shareholders’ equity increased to $30,451,877 as of February 28, 2010 from $30,219,848 as of November 30, 2009. The increase was due to net income of $541,554 and unrealized holding gains of $184,286 during the first quarter ended February 28, 2010, offset partially by dividends declared of $493,811 during the same period. Unrealized holding gains or losses are recorded as other comprehensive income. The unrealized gains were mainly due to the change in the market price of the preferred stock investments. Total unrealized losses on marketable securities were $90,242 at February 28, 2010, net of a deferred tax benefit of $59,911.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company’s financial statements record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value). The investments are, categorically listed, in “Fully Guaranteed Bank Certificates of Deposit”, “Common Stock”, “Mutual Funds”, “Other Equity”, “Preferred Stock”, “Government Obligations” and “Corporate Obligations.” $422,644 of the Company’s $11,066,040 portfolio of investments (approximate, as at February 28, 2010) is invested in the “Common Stock” and “Other Equity” categories, and approximately $2,245,452 in the Preferred Stock holdings category. The Company invests in various investment securities. Investment securities are exposed to various risks such as interest rates, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will incur in the near term. The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, however, due to current securities market conditions, the Company cannot ascertain the risk of any future change in the market value of its’ investments.
ITEM 4T. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of February 28, 2010, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 4T. CONTROLS AND PROCEDURES (CONTINUED)
Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, which includes the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

CCA INDUSTRIES, INC.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS:
The litigation Denise Wally v. CCA Industries was commenced in the Superior Court of the State of California, County of Los Angeles on September 29, 2009. “Wally” filed a class action on her own behalf and for all others similarly situated alleging four causes of action: Violations of Business & Professional Code 17200 and 17500 and the Cal. Civil Code 1750 et seq; and advertising Fraud.
The case was removed to the U.S. District Court authorized by the complaint alleging that the Company sold in excess of $5,000,000 of all SKU’s of Mega-T throughout the country over the last 5 years.
The plaintiff then amended their complaint limiting the violation to one specific SKU only sold in California. Since the sales of the SKU sold in California were less than $5,000,000, the case was remanded back to the state court.
As part of its defense, the Company intends to oppose Wally’s application to certify the class. In order to have a class certified under California law, it must be established, among other items that an “ascertainable class” and “commonality of interest” among purported class members exists. The Company’s position is that there are factual issues with the individual purchasers of the Company’s dietary supplement that preclude class certification. There is also a body of law in California that supports the Company’s position on class certification. Should the court deny class certification, it is possible that the pending action may not continue.
Should the court grant class certification then the issues to be tried will include the merits of the plaintiff’s claim that the product did not provide the service it was advertised to perform to the purchasers of its product and that its advertising was misleading. The Company believes that it has marketed a product [green tea] that has been consumed by the public for centuries. The Company provides a product that contains a green tea extract caplet together with a diet and exercise plan. The Company contends that it has marketed its product in compliance with all applicable federal and state requirements.
While the Company continues to deny the allegations regarding the Company’s advertising, the costs and expenses to the Company associated with defending the case, together with the future payment, if any, of a judgment or settlement, could have a material effect on the operating earnings in the financial period in which the litigation is resolved. In addition, until the litigation is resolved, the Company will continue to incur legal costs that might have a material effect on the operating earnings in the period when the legal expense is incurred. The Company incurred legal costs as a result of the litigation of $61,636 during the first quarter of 2010. The Company previously incurred $100,319 in litigation legal costs during the fourth quarter of 2009. The Company is unable at this time to estimate the amount of future litigation costs. The plaintiff did not specify any monetary damages in the lawsuit, and accordingly the Company cannot estimate a potential loss or a range of potential loss as a result of any potential judgment or settlement, if any, of the litigation.

ITEM 5. EXHIBITS.
In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:
•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.
The following exhibits are included as part of this report:

Exhibit No.	Description

11	Computation of Unaudited Earnings Per Share

31.1	Certification of Chief Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2010	CCA INDUSTRIES, INC.
	By:	/s/ David Edell
David Edell, Chief Executive Officer

	By:	/s/ Stephen A. Heit
Stephen A. Heit, Chief Financial Officer