Form 10-K/A
period 2009-11-30
CCA INDUSTRIES INC
filed 2010-06-11
CIK 721447

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑.
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑.
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
The aggregate market value of the voting stock held by non-affiliates of the Registrant (i.e., by persons other than officers and directors of the Registrant), at the closing sales price $3.05 on May 29, 2009, was as follows:

Class of Voting Stock	Market Value
5,514,866 shares; Common
Stock, $.01 par value	$16,820,341
On February 25, 2010 there was an aggregate of 7,054,442 shares of Common Stock and Class A Common Stock of the Registrant outstanding.

Item	Page

Amendment to PART II and Schedule 31.1

9A. Controls and Procedures	2 – 4

Signatures	5

Exhibit 31.1
Exhibit 31.2

EXPLANATORY NOTE
OVERVIEW
The Company is filing this Amendment No. 2 on Form 10-K/A to amend Part II, Item 9A “Controls and Procedures” of Form 10-K for the fiscal year ended November 30, 2009, which was filed on March 1, 2010. The purpose of this amendment is to add additional language clarifying that the Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures and to disclose whether based on this evaluation the disclosure controls and procedures were deemed effective or ineffective as of November 30, 2009. In addition, a revision has been made to Schedules 31.1 and 31.2, for both David Edell and Stephen A. Heit, respectively, adding additional language in paragraph four in compliance with Item 601 of Regulation S-K.
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

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
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
Management of the Company is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over reporting is designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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

Signature	Title	Date

/s/ David Edell DAVID EDELL	Chief Executive Officer, Director	June 11, 2010

/s/ Ira W. Berman IRA W. BERMAN	Chairman of the Board of Directors, Executive Vice President, Secretary	June 11, 2010

/s/ Dunnan Edell DUNNAN EDELL	President, Chief Operating Officer, Director	June 11, 2010

/s/ Stephen Heit STEPHEN HEIT	Executive Vice President, Chief Financial Officer	June 11, 2010

/s/ Drew Edell DREW EDELL	Vice President, Research & Development	June 11, 2010

/s/ Stanley Kreitman STANLEY KREITMAN	Director	June 11, 2010

/s/ Robert Lage ROBERT LAGE	Director	June 11, 2010

/s/ Jack Polak JACK POLAK	Director	June 11, 2010

/s/ James P. Mastrian JAMES P. MASTRIAN	Director	June 11, 2010