Form 10-K/A
period 2009-11-30
CCA INDUSTRIES INC
filed 2010-06-15
CIK 721447

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 3
Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended	Commission File Number
November 30, 2009	001-31643
CCA INDUSTRIES, INC.
(Exact Name of Registrant as specified in Charter)

DELAWARE	04-2795439

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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

Exhibit 31.1
Exhibit 31.2

EXPLANATORY NOTE
OVERVIEW
The Company is filing this Amendment No. 3 on Form 10-K/A to amend Part II, Item 9A “Controls and Procedures” of Form 10-K for the fiscal year ended November 30, 2009, which was filed on March 1, 2010. The purpose of this amendment is to add additional language clarifying that the Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures and to disclose whether based on this evaluation the disclosure controls and procedures were deemed effective or ineffective as of November 30, 2009. In addition, a revision has been made to Schedules 31.1 and 31.2, for both David Edell and Stephen A. Heit, respectively, adding additional language in paragraph four in compliance with Item 601 of Regulation S-K.
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

Signature	Title	Date

/s/ David Edell DAVID EDELL	Chief Executive Officer, Director	June 15, 2010

/s/ Ira W. Berman IRA W. BERMAN	Chairman of the Board of Directors, Executive Vice President, Secretary	June 15, 2010

/s/ Dunnan Edell DUNNAN EDELL	President, Chief Operating Officer, Director	June 15, 2010

/s/ Stephen Heit STEPHEN HEIT	Executive Vice President, Chief Financial Officer	June 15, 2010

/s/ Drew Edell DREW EDELL	Vice President, Research & Development	June 15, 2010

/s/ Stanley Kreitman STANLEY KREITMAN	Director	June 15, 2010

/s/ Robert Lage ROBERT LAGE	Director	June 15, 2010

/s/ Jack Polak JACK POLAK	Director	June 15, 2010

/s/ James P. Mastrian JAMES P. MASTRIAN	Director	June 15, 2010