Form 10-Q
period 2010-05-31
CCA INDUSTRIES INC
filed 2010-07-14
CIK 721447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 14, 2010 there were (i) 6,086,740 shares of the issuer’s common stock, par value $0.01, outstanding; and (ii) 967,702 shares of the issuer’s Class A common stock, par value $0.01, outstanding.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
INDEX

Page
Number
PART I FINANCIAL INFORMATION:

Item 1. Financial Statements:

Consolidated Balance Sheets as of May 31, 2010 and November 30, 2009	2-3

Consolidated Statements of Operations for the three and six months ended May 31, 2010 and May 31, 2009	4

Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended May 31, 2010 and May 31, 2009	5

Consolidated Statements of Cash Flows for the three months and six months ended May 31, 2010 and May 31, 2009	6

Notes to Unaudited Consolidated Financial Statements	7 - 25

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	26 - 31

Item 3. Quantitative and Qualitative Disclosures about Market Risk	32

Item 4T. Controls and Procedures	32

PART II OTHER INFORMATION	33 - 34

Item 1. Legal Proceedings

Item 6. Exhibits

SIGNATURES	35

EXHIBITS	36-65

Exhibit 10.1
Exhibit 10.2
Exhibit 11
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
A S S E T S

	May 31,	November 30,
	2010	2009
	(Unaudited)

Current Assets
Cash and cash equivalents	$8,947,057	$7,844,369
Short-term investments and marketable securities	8,574,360	9,636,103
Accounts receivable, net of allowances of $1,808,900 and $1,584,814, respectively	8,500,031	7,613,273
Inventories, net of reserve for inventory obsolescence of $1,029,377 and $760,001, respectively	8,757,728	8,327,277
Insurance claim receivable	475,000	—
Prepaid expenses and sundry receivables	521,600	739,139
Prepaid and refundable income taxes	679,161	89,535
Deferred income taxes	1,509,158	1,193,745

Total Current Assets	37,964,095	35,443,441

Property and Equipment, net of accumulated depreciation and amortization	585,990	682,921

Intangible Assets, net of accumulated Amortization	696,414	697,506

Other Assets
Marketable securities	2,675,748	2,900,035
Other	65,300	65,300

Total Other Assets	2,741,048	2,965,335

Total Assets	$41,987,547	$39,789,203

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY

	May 31,	November 30,
	2010	2009
	(Unaudited)

Current Liabilities
Accounts payable and accrued liabilities	$12,326,264	$8,775,676
Capitalized lease obligation — current portion	35,789	53,233
Income taxes payable	—	147,153
Dividends payable	493,811	493,811

Total Current Liabilities	12,855,864	9,469,873

Deferred tax liability	117,154	76,929
Capitalized lease obligations-long term	11,339	22,553

Total Liabilities	12,984,357	9,569,355

Shareholders’ Equity
Preferred stock, $1.00 par; authorized 20,000,000 shares; none issued	—	—
Common stock, $.01 par; authorized 15,000,000 shares; 6,086,740 shares issued and outstanding	60,867	60,867
Class A common stock, $.01 par; authorized 5,000,000 shares; 967,702 shares issued and outstanding	9,677	9,677
Additional paid-in capital	2,329,049	2,329,049
Retained earnings	26,738,126	28,094,783
Unrealized (loss) on marketable securities	(134,529)	(274,528)

Total Shareholders’ Equity	29,003,190	30,219,848

Total Liabilities and Shareholders’ Equity	$41,987,547	$39,789,203

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2010	2009	2010	2009

Revenues
Sales of health and beauty aid products — Net	$14,708,108	$14,609,686	$27,799,285	$29,368,536
Other income	147,109	138,643	254,218	324,260

Total Revenues	14,855,217	14,748,329	28,053,503	29,692,796

Costs and Expenses
Costs of sales	6,119,823	5,527,838	11,150,922	11,144,050
Selling, general and administrative expenses	5,538,352	5,050,297	10,945,348	10,257,140
Advertising, cooperative and promotional expenses	2,353,530	2,782,150	3,905,037	6,449,490
Research and development	156,751	119,390	303,277	245,936
Bad debt (recovery) expense	(31,936)	(72,181)	14,339	(24,675)
Interest expense	1,004	2,383	2,751	5,668

Total	14,137,524	13,409,877	26,321,674	28,077,609

Advertising Litigation Expense	2,067,407	—	2,129,043	—

Total Costs and Expenses	16,204,931	13,409,877	28,450,717	28,077,609

(Loss) Income before (Benefit From) Provision for Income Taxes	(1,349,714)	1,338,452	(397,214)	1,615,187

(Benefit From) Provision for Income Taxes	(439,125)	644,316	(28,179)	796,685

Net (Loss) Income	$(910,589)	$694,136	$(369,035)	$818,502

(Loss) Earnings per Share:
Basic	$(0.13)	$0.10	$(.05)	$0.12

Diluted	$(0.13)	$0.10	$(.05)	$0.12

Weighted Average Common Shares Outstanding:
Basic	7,054,442	7,054,442	7,054,442	7,054,442

Diluted	7,054,442	7,054,442	7,054,442	7,054,442

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009

Net (Loss) Income	$(910,589)	$694,136	$(369,035)	$818,502

Other Comprehensive (Loss) Income — Unrealized (loss) gain on investments, net of tax * (Note 7, Note 12)	(44,287)	1,059,550	139,999	260,824

Comprehensive (Loss) Income	$(954,876)	$1,753,686	$(229,036)	$1,079,326

*	Unrealized holding (loss) gain for the three and six months ended May 31, 2010 is net of a deferred tax benefit from unrealized losses of $29,402 and $49,413 respectively.
See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	May 31,	May 31,
	2010	2009
Cash Flows from Operating Activities:
Net (loss) income	$(369,035)	$818,502
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	125,517	124,042
Loss on write off of fixed assets	—	3,262
Loss (Gain) on sale of securities	16,780	(49,971)
(Increase) decrease in deferred income taxes	(225,775)	37,337
(Increase) in accounts receivable	(886,758)	(1,262,827)
(Increase) decrease in inventory	(430,452)	151,864
(Increase) in insurance claim receivable	(475,000)	—
Decrease in prepaid expenses and miscellaneous receivables	217,539	62,020
(Increase) decrease in prepaid and refundable income taxes	(589,626)	720,949
Increase (Decrease) in accounts payable and accrued Liabilities	3,550,588	(331,560)
(Decrease) in income taxes payable	(147,153)

Net Cash Provided by Operating Activities	786,625	273,618

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(27,492)	(168,382)
Purchase of marketable securities	(9,008,164)	(9,626,163)
Proceeds from sale or maturity of investments	10,367,999	8,384,000

Net Cash Provided by (Used in) Investing Activities	1,332,343	(1,410,545)

Cash Flows from Financing Activities:
Payments of capital lease obligation	(28,658)	(28,219)
Dividends paid	(987,622)	(1,551,978)

Net Cash (Used in) Financing Activities	(1,016,280)	(1,580,197)

Net Increase (decrease) in Cash	1,102,688	(2,717,124)

Cash and Cash Equivalents at Beginning of Period	7,844,369	5,568,699

Cash and Cash Equivalents at End of Period	$8,947,057	$2,851,575

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,751	$5,668
Income taxes	957,768	41,017

Schedule of Non Cash Financing Activities:
Dividends declared	987,622	1,269,800
See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six month periods ended May 31, 2010 are not necessarily indicative of the results that may be expected for the entire year ended November 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2009. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Comprehensive (Loss) Income:
Comprehensive (loss) income includes changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of consolidated statements of comprehensive (loss) income. The Company’s accumulated other comprehensive (loss) income shown on the consolidated balance sheets consist of unrealized gains and losses on investment holdings, net of tax.
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
Inventories:
Inventories are stated at the lower of cost (weighted average) or market.
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
Depreciation and amortization are provided on the straight-line method over the following estimated useful lives or lease terms of the assets, whichever is shorter:

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
Web Site Costs:
Certain costs incurred in creating the graphics and content of the Company’s web site have been capitalized in accordance with the Accounting Standards Codification (“ASC”) Topic 350, “Intangible — Goodwill and Other”, issued by the Financial Accounting Standards Board (“FASB”). The Company had determined that these costs would be amortized over a two-year period. Web site design and conceptual costs are expensed as incurred.

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
(Loss) Earnings Per Common Share:
Basic (loss) earnings per share are calculated in accordance with ASC Topic 260, “Earnings Per Share”, which requires using the average number of shares of common stock outstanding during the period. Diluted (loss) earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of any outstanding stock options using the “treasury stock method”. Common stock equivalents consist of stock options.
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
Advertising Costs:
The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the three months ended May 31, 2010 and May 31, 2009 were $2,353,530 and $2,782,150, respectively. Advertising, cooperative and promotional expenses for the six months ended May 31, 2010 and May 31, 2009 were $3,905,037 and $6,449,490, respectively.
Shipping Costs:
The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. Freight costs included for the three months ended May 31, 2010 and May 31, 2009 were $681,604 and $722,360, respectively. Freight costs included for the six months ended May 31, 2010 and 2009 were $1,317,320 and $1,397,133, respectively.
Stock Options:
In December 2004, the FASB issued ASC Topic 718, “Stock Compensation”. ASC Topic 718 requires stock grants to employees to be recognized in the consolidated statement of operations based on their fair values.
Recent Accounting Pronouncements:
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
In February 2010, the FASB issued ASU 2010-09, which is an update to Topic 855, “Subsequent Events”. This update clarifies the date through which the Company is required to evaluate subsequent events. SEC filers will be required to evaluate subsequent events though the date that the financial statements are issued. ASU 2010-009 was effective upon issuance, and will not have a material impact on the Company’s financial position or results of operation.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 — INVENTORIES
The components of inventory consist of the following:

	May 31,	November 30,
	2010	2009

Raw materials	$5,464,822	$5,246,185
Finished goods	3,292,906	3,081,092

	$8,757,728	$8,327,277

At May 31, 2010 and November 30, 2009, the Company had a reserve for obsolescence of $1,029,377 and $760,001, respectively.
NOTE 5 — PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	May 31	November 30,
	2010	2009

Machinery and equipment	$231,170	$217,323
Furniture and equipment	958,218	953,208
Tools, dies, and masters	344,351	335,716
Capitalized lease obligations	263,067	263,067
Web Site	20,000	20,000
Leasehold improvements	402,785	402,785

	2,219,591	2,192,099

Less: Accumulated depreciation and amortization	1,633,601	1,509,178

Property and Equipment — Net	$585,990	$682,921

Depreciation expense for the six months ended May 31, 2010 and 2009 amounted to $124,425 and $120,711, respectively. Furniture and equipment includes $132,550 of costs for computer equipment and software that has been purchased, but not placed in service as of yet. No depreciation expense for these assets will be recorded until they are placed in service.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for ten product lines

	May 31,	November 30,
	2010	2009

Patents and trademarks	$856,006	$856,006
Less: Accumulated amortization	159,592	158,500

Intangible Assets — Net	$696,414	$697,506

Patents are amortized on a straight-line basis over their legal life of 17 years and trademarks are adjusted to realizable value for each quarterly reporting period. Amortization expense for the six months ended May 31, 2010 and 2009 amounted to $1,092 and $3,331, respectively. Estimated amortization expense for the years ending November 30, 2010, 2011, 2012, 2013 and 2014 will be $2,185, $2,185, $2,185, $2,163 and $2,123 respectively.
NOTE 7 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
Short-term investments and marketable securities, which consist of fully guaranteed bank certificates of deposit, stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold within the ensuing twelve months. The remaining investments are considered non-current assets. The cost and market values of the investments at May 31, 2010 and November 30, 2009 were as follows:

	May 31, 2010		November 30, 2009
	COST	MARKET	COST	MARKET
Current
Guaranteed bank certificates of deposit	$826,000	$832,758	$942,000	$944,910
Corporate obligations	399,614	404,104	598,370	607,189
U.S. Government obligations (including mortgage backed securities)	6,295,145	6,296,310	7,494,318	7,497,900
Preferred stock	454,855	402,570	250,000	187,720
Common stock	443,816	434,532	189,552	196,873
Mutual funds	215,274	171,722	215,274	165,383
Other equity investments	70,206	32,364	70,206	36,128

Total Current	8,704,910	8,574,360	9,759,720	9,636,103

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	May 31, 2010		November 30, 2009
	COST	MARKET	COST	MARKET

Non-Current:
Guaranteed bank Certificates of deposit	240,000	241,387	816,000	818,250
Corporate obligations	250,000	249,660	200,000	205,297
Preferred stock	2,279,039	2,184,701	2,074,845	1,876,488

Total Non-Current	2,769,039	2,675,748	3,090,845	2,900,035

Total	$11,473,949	$11,250,108	$12,850,565	$12,536,138

As of May 31, 2010, the Company had unrealized losses on its investments of $223,841. This amount was reduced by a deferred tax benefit of $89,313, of which $39,900 was recorded in prior periods and $49,413 was recorded in fiscal 2010. None of the unrealized losses have been deemed to be other-than-temporary or temporary impairments, and are accounted for under mark-to-market rules for Available-for-Sale securities. Please see Note 3 for further information.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

			Significant
		Quoted Market	Other
		Price in Active	Observable
	May 31,	Markets	Inputs
Description	2010	(Level 1)	(Level 2)
Bank Certificates of Deposit	$1,074,145	$—	$1,074,145
Corporate obligations	653,764	—	653,764
Government Obligations	6,296,310	6,296,310	—
Preferred Stock	2,587,271	2,587,271	—
Common Stock	434,532	434,532	—
Mutual Funds	171,722	171,722	—
Other Equity	32,364	—	32,364

Total	$11,250,108	$9,489,835	$1,760,273

		Quoted	Significant
		Market Price	Other
		in Active	Observable
	November 30,	Markets	Inputs
Description	2009	(Level 1)	(Level 2)

Bank Certificates of Deposit	$1,763,157	$—	$1,763,157
Corporate obligations	812,490	—	812,490
Government Obligations	7,497,900	6,997,900	500,000
Preferred Stock	2,064,208	2,064,208	—
Common Stock	196,872	196,872	—
Mutual Funds	165,383	165,383	—
Other Equity	36,128	—	36,128

Total	$12,536,138	$9,424,363	$3,111,775

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

	May 31,	November 30,
	2010	2009
	(In Thousands)	(In Thousands)
a) Trade payables	$2,549	$3,775
b) Advertising litigation	2,500	*
c) Media advertising	1,997	548
d) Accrued returns	1,410	1,207
e) Coop advertising	1,136	1,218
f) Accrued bonuses	938	482

	$10,530	$7,230

*	under 5%
All other liabilities were for trade payables or individually did not exceed 5% of total current liabilities.
NOTE 9 — OTHER INCOME
Other income consists of the following:

	Three Months Ending		Six Months Ending
	May 31,		May 31,
	2010	2009	2010	2009

Interest and dividend income	$83,295	$102,007	$141,472	$212,407
Royalty income	45,000	36,180	90,000	57,768
Realized (loss) gain on sale of Bonds	(21,264)	—	(17,368)	49,985
Miscellaneous	40,078	456	40,114	4,100

	$147,109	$138,643	$254,218	$324,260

NOTE 10 — COMMITMENTS AND CONTINGENCIES
Litigation
A class action lawsuit, “Wally v. CCA”, alleging false and misleading advertisement of the Company’s dietary supplement, was commenced in the Superior Court of the State of California, County of Los Angeles, on September 29, 2009. The action was brought seeking monetary and equitable remedies.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 — COMMITMENTS AND CONTINGENCIES (CONTINUED)
Litigation (Continued)
The Company denied all of the allegations of wrongdoing and liability in regard to its advertising. Nevertheless, it concluded that in the light of the costs, delays and risks, as well as the disruption that would be caused by the litigation and the legal expense to defend the action, it was in the best interest of the Company to settle the litigation.
The performance of any act of the Settlement Agreement, or any other circumstance regarding the parties’ agreement to settle, is not to be considered an admission of liability, or as an admission of any allegations made in any claim or litigation.
The settlement, subject to the Court’s final approval, provides for the deposit of Two Million Five Hundred Thousand dollars ($2,500,000) into a common fund to be dispersed as per provisions approved by the Court in the final Order of Settlement.
The Company also entered into a settlement with its insurance carrier in regard to liability insurance coverage for litigation and settlement costs. The settlement calls for the insurance carrier to pay fifty percent (50%) of any combination of defense fees and related costs incurred for any settlement of, or any judgment on the released claims, up to a total of Four Hundred Seventy-Five Thousand dollars ($475,000). The obligation for the insurance carrier to make payments under this claim will cease once it has paid $475,000 to or on behalf of the Company.
The Company recorded a charge of $2,500,000 as an advertising litigation expense during the second quarter of 2010, with the resultant liability recorded as an accrued liability. To date, the Company has incurred legal fees related to the litigation of approximately $204,362, of which $100,319 was taken as a charge against earnings in the fourth quarter of fiscal 2009, $61,636 was taken as a charge against earnings in the first quarter of fiscal 2010 and $42,407 has been charged against earnings for the second quarter of fiscal 2010. The Company also recorded, as a result of the insurance settlement, an insurance claim receivable of $475,000, during the second quarter of 2010. The advertising litigation expense was reduced by the amount of the insurance claim receivable. The net cost of the litigation is reflected in the consolidated statements of operations as advertising litigation expense and consists of the following:

	Three Months Ending		Six Months Ending
	May 31,		May 31,
	2010	2009	2010	2009

Litigation settlement	$2,500,000	$—	$2,500,000	$—
Legal expenses incurred	42,407	—	104,043	—
Insurance claim settlement	(475,000)	—	(475,000)	—

Litigation expense — Net	$2,067,407	$—	$2,129,043	$—

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 — COMMITMENTS AND CONTINGENCIES (CONTINUED)
Dividends

On December 21, 2009, the board of directors declared a $0.07 per share dividend for the first quarter ended February 28, 2010. The dividend was payable to all shareholders of record as of February 1, 2010 and was paid on March 1, 2010.

On February 23, 2010, the Board of Directors declared a $0.07 per share dividend for the second quarter ended May 31, 2010. The dividend was payable to all shareholders of record on May 3, 2010 and was paid on June 3, 2010.

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

NOTE 11 — 401(K) PLAN

The Company has adopted a 401(K) Profit Sharing Plan that all employees with over one year of service and have attained age 21 are eligible to join. Employees may make salary reduction contributions up to twenty-five percent of compensation not to exceed the federal government limits. The Plan allows for the Company to make discretionary contributions. For all fiscal periods to date, the Company did not make any contributions.

NOTE 12 – INCOME TAXES
CCA and its subsidiaries file a consolidated federal income tax return.

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of May 31, 2010 and May 31, 2009. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no penalties or related interest for the fiscal year to date ended May 31, 2010 or for the fiscal year to date ended May 31, 2009.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 – INCOME TAXES (Continued)

The United States Internal Revenue Service completed in 2009 an examination of the Company’s U.S. tax return for fiscal 2006. As a result of that examination, the Company received a refund of $94,195 in federal taxes for the 2006 fiscal year. The audit adjustments resulted in refunds from amended state tax returns for 2006 of $28,145, and an additional $196,335 in refunds from federal and state amended returns for fiscal 2007. The State of New Jersey, Department of The Treasury, Division of Taxation is currently examining state income and sales tax returns filed for the fiscal years 2004 – 2008. As of July 14, 2010, no adjustments have been proposed. No other state has notified the Company of its intent to conduct an examination of tax returns filed in their jurisdictions. The Company had $214,139 and $315,455 of officer salaries during the three months ended May 31, 2010 and 2009, and $381,873 and $423,146 during the six months ended May 31, 2010 and 2009, respectively that were not deductible for tax purposes in calculating the income tax provision. As of May 31, 2010, the Company had unrealized losses on its investments of $223,841. This amount was reduced by a deferred tax benefit of $89,313, of which $39,900 was recorded in prior periods, $20,012 was recorded in the first quarter of fiscal 2010 and $29,402 recorded in the second quarter of 2010. The deferred tax benefit has been recorded as a deferred tax asset, and offset against the unrealized losses on marketable securities reported on the consolidated balance sheets.

At May 31, 2010 and November 30, 2009, respectively, the Company had temporary differences arising from the following:

	May 31, 2010
			Classified As
		Deferred	Short-Term	Long- Term
Type	Amount	Tax	Asset	(Liability)
Depreciation	$(293,619)	$(117,154)	$—	$(117,154)
Unrealized loss on investments	233,841	89,313	89,313
Reserve for bad debts	38,333	15,295	15,295	—
Reserve for returns	1.770,567	706,456	706,456	—
Reserve for obsolete inventory	1,029,377	410,721	410,721	—
Vacation accrual	293,365	117,053	117,053	—
Charitable Contributions	145,448	58,034	58,034	—
Section 263A costs	281,421	112,286	112,286	—

Net deferred income taxes		$1,392,004	$1,509,158	$(117,154)

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 — INCOME TAXES (CONTINUED)

	November 30, 2009
			Classified As
		Deferred	Short-Term	Long- Term
Type	Amount	Tax	Asset	(Liability)

Depreciation	$(192,804)	$(76,929)	$—	$(76,929)
Unrealized loss on investments	314,428	125,457	125,457	—
Reserve for bad debts	131,223	52,358	52,358	—
Reserve for returns	1,453,591	579,983	579,983	—
Reserve for obsolete inventory	760,001	303,240	303,240	—
Vacation accrual	276,161	110,188	110,188	—
Charitable Contributions	9,569	3,818	3,818
Section 263A costs	261,298	104,258	104,258	—

Deferred income tax		1,202,373	1,279,302	$(76,929)
Valuation allowance		(85,557)	(85,557)	—

Net deferred income taxes		$1,116,816	$1,193,745	$(76,929)

Income tax expense is made up of the following components:

	Three Months Ended May 31,
	2010	2009

Current tax expense — Federal	$(177,373)	$514,952
Current tax expense — State & Local	(51,136)	149,759
Deferred tax (benefit)	(210,616)	(20,395)

Total tax expense	$(439,125)	$644,316

	Six Months Ended May 31,
	2010	2009

Current tax expense — Federal	$152,308	$586,748
Current tax expense — State & Local	45,289	172,600
Deferred tax (benefit) expense	(225,776)	37,337

Total tax expense	$(28,179)	$796,685

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 — INCOME TAXES (CONTINUED)
Prepaid and refundable income taxes are made up of the following components:

		State &
	Federal	Local	Total

May 31, 2010	$402,950	$276,211	$679,161

November 30, 2009	$—	$89,535	$89,535

Income tax payable is made up of the following components:

		State &
	Federal	Local	Total

May 31, 2010	$—	$—	$—

November 30, 2009	$61,303	$85,850	$147,153

A reconciliation of (benefit from) provision for income taxes computed at the statutory rate to the effective rate for the three months ended May 31, 2010 and 2009 is as follows:

	Three Months Ended		Three Months Ended
	May 31, 2010		May 31, 2009
				Percent
		Percent		of Pretax
	Amount	Amount	Amount	Income
(Benefit from) Provision for Income taxes at federal statutory rate	$(458,903)	(34.00)%	$455,074	34.00%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	(80,173)	(5.94)	79,504	5.94

Non-deductible expenses and other adjustments	99,951	7.41	109,738	8.19

(Benefit from) Provision for Income taxes at effective rate	$(439,125)	(32.53)%	$644,316	48.13%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended		Six Months Ended
	May 31, 2010		May 31, 2009
				Percent
		Percent		of Pretax
	Amount	Amount	Amount	Income
(Benefit from) Provision for Income taxes at federal statutory rate	$(135,053)	(34.00)%	$549,163	34.00%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	(23,595)	(5.94)	95,942	5.94

Non-deductible expenses and other adjustments	130,469	32.85	151,580	9.38

(Benefit from) Provision for Income taxes at effective rate	$(28,179)	(7.09)%	$796,685	49.32%

NOTE 13 — SUBSEQUENT EVENTS

On May 28, 2010, the Board of Directors declared a $0.07 per share dividend for the third quarter ended August 31, 2010. The dividend will be payable to all shareholders of record on August 2, 2010 and will be payable on September 2, 2010.

On June 16, 2010, the Company deposited $2,500,000 into an escrow account to fund the proposed settlement of the advertising litigation expense. Please see Note No. 10 for further information regarding the litigation.

The Company has evaluated subsequent events that occurred during the period of May 31, 2010 through July 14, 2010, the date that these financial statements were issued. Except as disclosed above, management concluded that no other events required potential adjustment to, or disclosure in these consolidated financial statements.

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
OVERVIEW
The Company had, for the three month period ended May 31, 2010, a net loss of $(910,589) as compared to net income of $694,136 for the same period in 2009. The reason for the second quarter loss was the recording of the proposed settlement of advertising litigation plus related legal fees, reduced by an insurance claim, for a net expense of $2,067,407 before tax. This advertising litigation expense also impacted the net income for the six month period ended May 31, 2010. If the advertising litigation expense had not occurred, the income before provision for income taxes would have been $717,693 and $1,731,829, respectively for the three months and six months ended May 31, 2010 as compared to $1,338,452 and $1,615,187, respectively for the same periods in 2009. Net sales for the second quarter of fiscal 2010 were $14,708,108 as compared to $14,609,686 for the same period in fiscal 2009. The Company’s balance sheet as of May 31, 2010 reflects $37,964,095 in current assets and $12,855,864 in current liabilities. The Company does not have any loan or line of credit bank debt.
OPERATING RESULTS FOR THE THREE MONTHS ENDED MAY 31, 2010
For the three-month period ended May 31, 2010, the Company had total revenues of $14,855,217 and a net loss of $(910,589) after (benefit from) income taxes of $(439,125). For the same three month period in 2009, total revenues were $14,748,329 and net income was $694,136 after a provision for taxes of $644,316. If the advertising litigation expense had not occurred, the income before provision for income taxes would have been $717,693 for the three months ended May 31, 2010 as compared to $1,338,452 for the same period in 2009. Basic and fully diluted losses per share were $(0.13) for the second quarter of 2010 as compared to basic and fully diluted earnings per share of $0.10 for the second quarter of 2009. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the second quarter of 2010 were reduced by $1,858,394 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. In the same period of the prior year, net sales were reduced by $1,630,652 and trade promotion was credited by that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income.
The Company’s net sales increased $98,422 to $14,708,108 for the three-month period ended May 31, 2010 from $14,609,686 for the three-month period ended May 31, 2009. The Company’s gross sales had increased by $423,102 in the second quarter of 2010 as compared to the second quarter of 2009. However, this increase was offset primarily by higher sales incentives of $227,242 and higher returns of $42,452. Sales returns and allowances, not including sales incentives, were 11.88% of gross sales for the three-month period ended May 31, 2010 as compared to 11.63% for the same period last year. Sales returns for the Plus White oral care brand were $201,278 higher during the second quarter of 2010 as compared to the second quarter of 2009, due to a voluntary product recall. A Form 8-K was filed on April 14, 2010 announcing that the Company had requested the voluntary recall of three lots of its Plus White whitening gel which had shipped in March and early April. The gel liquefied, subsequent to shipment (a cosmetic change), which caused the product to lose its efficacy.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
Included in sales incentives is the cost of the coupons issued by the Company, which was $246,005 in the second quarter of 2010 as compared to $280,389 in the second quarter of 2009. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.
The Company’s net sales by category for the second quarter of 2010 were: Dietary Supplement $5,517,103, 37.5%; Skin Care $4,749,930, 32.3%; Oral Care $1,966,020, 13.4%; Nail Care $1,757,105, 11.9%; Fragrance, $393,398, 2.7%; Analgesic $232,267, 1.6%; and Hair Care and Miscellaneous $92,285, 0.6%; for a total of $14,708,108.
The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases. The gross margin for the second quarter of 2010 was 58.4%, as compared to 62.2% for the second quarter of 2009. The gross margin was lower primarily due to higher inventory reserves related to the voluntary recall of the three lots of the Plus White whitening gel and higher sales incentives. The inventory reserve was increased by $271,153 for items directly related to the product recall. Increases in the inventory reserve are charged to the costs of sales. Sales incentives increased by $227,742 for the second quarter of 2010 as compared to the same period in 2009. Sales incentives reduce net sales and the resulting gross margin.
Selling, general and administrative expenses were $488,055 higher in the second quarter of 2010 as compared to the same period in 2009. The increase was due to higher employee compensation expense in the second quarter of 2010 as compared to the second quarter of 2009. The higher compensation expense was due to one additional payroll period in the second quarter of 2010 than the second quarter of 2009, and the timing of when additional compensation expense was recorded.
Advertising expense was $2,353,530 for the quarter ended May 31, 2010 as compared to $2,782,150 for the quarter ended May 31, 2009, or a decrease of $428,620. Of this amount, $283,139 was due to lower co-operative advertising that is reflected as a selling expense and $144,835 was as a result of lower advertising expense. The Company’s advertising expense changes from quarter to quarter based on the timing of the Company’s promotions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
The Company recorded an advertising litigation expense of $2,067,407 for the three month period ended May 31, 2010. This expense was a result of the class action lawsuit, “Wally v. CCA”, alleging false and misleading advertisement of the Company’s dietary supplement, which was commenced in the Superior Court of the State of California, County of Los Angeles, on September 29, 2009. Please see Note No. 10 to the financial statements for more information regarding the litigation. The proposed settlement agreement provides for the Company to pay $2,500,000 in order to settle the litigation. The Company incurred litigation related legal expenses of $42,407 during the three month period ended May 31, 2010. The Company has also entered into a settlement with its insurance carrier in regard to liability insurance coverage for litigation and settlement costs. As a result of the insurance settlement, the Company recorded an insurance claim receivable of $475,000 during the second quarter of 2010, which reduced the advertising litigation expense by the same amount.
The loss before taxes was $(1,349,714) for the quarter ended May 31, 2010 as compared to pre-tax income of $1,338,452 for the same quarter in 2009. As previously disclosed, the advertising litigation expense had a material effect on the second quarter results. If the advertising litigation expense had not occurred, the income before provision for income taxes would have been $717,693 for the three months ended May 31, 2010 as compared to $1,338,452 for the same period in 2009. The effective tax rate for the second quarter of 2010 was (32.5) % versus 48.1% for the second quarter of 2009. The (benefit from) provision for income taxes included non-deductible expenses and adjustments that decreased the (benefit from) income taxes by $99,951 or 7.4% of the pre-tax loss for the second quarter of 2010 as compared to $109,738 or 8.2% of pre-tax income for the same period in fiscal 2009. During the second quarter ended May 31, 2010 and 2009, there was $214,139 and $315,455, respectively of officer salaries incurred that were not deductible for tax purposes in calculating the income tax provision.
OPERATING RESULTS FOR THE SIX MONTHS ENDED MAY 31, 2010
For the six month period ended May 31, 2010, the Company had total revenues of $28,053,503 and a net loss of $(369,035) after (benefit from) income taxes of $(28,179). For the same six month period in 2009, total revenues were $29,692,796 and net income was $818,502 after a provision for taxes of $796,685. If the advertising litigation expense had not occurred, the income before provision for income taxes would have been $1,731,829 for the six months ended May 31, 2010 as compared to $1,615,187 for the same period in 2009. Basic and fully diluted losses per share were $(0.05) for the six months ended May 31, 2010 as compared to basic and fully diluted earnings per share of $0.12 for the same period in 2009. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the first six months of 2010 were reduced by $3,508,863 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. In the same period of the prior year, net sales were reduced by $3,025,750 and trade promotion was credited by that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
The Company’s net sales decreased $1,569,251 to $27,799,285 for the six month period ended May 31, 2010 from $29,368,536 for the six month period ended May 31, 2009. The Company’s gross sales of its diet products were $1,545,598 lower in the first six months of 2010 as compared to the same period in 2009, with most of the decrease occurring in the first quarter of 2010. Sales returns and allowances, not including sales incentives, were 9.6% of gross sales for the six month period ended May 31, 2010 as compared to 10.0% for the same period last year. Included in sales incentives is the cost of the coupons issued by the Company, which was $339,798 for the first six months of 2010 as compared to $399,275 for the same period in 2009.
The Company’s net sales by category for the first six months of 2010 were: Dietary Supplement $10,497,513, 37.8%; Skin Care $8,459,792, 30.4%; Oral Care $4,473,071, 16.1%; Nail Care $3,095,115, 11.1%; Fragrance, $656,369, 2.4%; Analgesic $460,354, 1.7%; and Hair Care and Miscellaneous $157,071, 0.5%; for a total of $27,799,285.
The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases. The gross margin for the six months ended May 31, 2010 was 59.9%, as compared to 62.1% for the same period in 2009. The gross margin was affected by higher inventory reserves related to the voluntary recall of the three lots of the Plus White whitening gel and higher sales incentives. The inventory reserve was increased by $271,153 for items directly related to the product recall. Increases in the inventory reserve are charged to the costs of sales. Sales incentives increased by $483,113 for the six months ended May 31, 2010 as compared to the same period in 2009. Sales incentives reduce net sales and the resulting gross margin. The Company has also had higher manufacturing costs for its Plus White whitening gel, since it had to utilize a secondary manufacturer at a higher unit cost due to the voluntary recall of the whitening gel.
Selling, general and administrative expenses were $688,208 higher in the first six months of 2010 as compared to the same period in 2009. The increase was due to higher employee compensation expense in the second quarter of 2010 as compared to the second quarter of 2009 as a result of the timing of when the additional compensation expense was recorded. The higher compensation expense was also due to the hiring of additional sales personnel. Health insurance costs continued to increase, with an additional expense of $37,896 for the first six months of 2010 as compared to the first six months of 2009. Advertising expense was $3,905,037 for the six months ended May 31, 2010 as compared to $6,449,490 for the six months ended May 31, 2009, or a decrease of $2,544,453. Of this amount, $512,811 was due to lower co-operative advertising that is reflected as a selling expense with the balance as a result of lower advertising expense. The Company’s advertising expense changes from quarter to quarter based on the timing of the Company’s promotions.
The Company recorded an advertising litigation expense of $2,129,043 for the six month period ended May 31, 2010, of which $2,067,407 was incurred in the second quarter of 2010. This expense was a result of the class action lawsuit, “Wally v. CCA”, alleging false and misleading advertisement of the Company’s dietary supplement, which was commenced in the Superior Court of the State of California, County of Los Angeles, on September 29, 2009. Please see Note No. 10 to the financial statements for more information regarding the litigation. The proposed settlement agreement provides for the Company to pay $2,500,000 in order to settle the litigation. The Company incurred litigation related legal expenses of $104,043 during the six month period ended May 31, 2010. The Company has also entered into a settlement with its insurance carrier in regard to liability insurance coverage for litigation and settlement costs. As a result of the insurance settlement, the Company recorded an insurance claim receivable of $475,000 during the second quarter of 2010, which reduced the advertising litigation expense by the same amount.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
The loss before taxes was $(397,214) for the six months ended May 31, 2010 as compared to pre-tax income of $1,615,187 for the same period in 2009. As previously disclosed, the advertising litigation expense had a material effect on the results for the first six months of 2010. If the advertising litigation expense had not occurred, the income before provision for income taxes would have been $1,731,829 for the six months ended May 31, 2010 as compared to $1,615,187 for the same period in 2009. The effective tax rate for the six months ended May 31, 2010 was (7.1) % versus 49.3% for the six months ended May 31, 2009. The (benefit from) provision for income tax included non-deductible expenses and adjustments that decreased the (benefit from) income taxes by $130,649 or 32.85% of pre-tax loss for the first six months of 2010 as compared to $151,580 or 9.4% of pre-tax income for the same period in fiscal 2009. During the six months ended May 31, 2010 and 2009, there was $381,873 and $423,146, respectively of officer salaries incurred that were not deductible for tax purposes in calculating the income tax provision.
FINANCIAL POSITION AS OF MAY 31, 2010
The Company’s financial position as of May 31, 2010 consisted of current assets of $37,964,095 and current liabilities of $12,855,864, or a current ratio of 3.0 to 1. The Company’s cash and cash equivalents were $8,947,057 as of May 31, 2010, an increase of $1,102,688 from November 30, 2009. Included in this increase was net cash provided by operating activities of $786,625 and net cash provided by investing activities of $1,332,343 offset by net cash used in financing activities of $1,016,280. Included in the net cash used in financing activities was $987,622 of dividends paid.
As of May 31, 2010, the Company had $8,574,360 of short term marketable securities and $2,675,748 of non-current securities. The Company’s cash and cash equivalents together with both short and long term marketable securities, net of current liabilities were $7,341,301 as of May 31, 2010. Please refer to Note No. 7 of the financial statements for further information regarding the Company’s investments.
Accounts receivable increased to $8,500,031 as of May 31, 2010 from $7,613,273 as of November 30, 2009. Included in net accounts receivable are reserves for returns and allowances of $1,770,567 and allowances for doubtful accounts of $38,333. Gross receivables were further reduced by $952,349, which were reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against payments. In addition, accrued liabilities include $1,136,088 which is an estimate of co-operative advertising expense relating to fiscal 2010 sales which are anticipated to be deducted from future invoices rather than against the current accounts receivable. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account. The gross accounts receivable as of May 31, 2010 was higher as compared to the balance on November 30, 2009 due to the timing of the Company’s sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
Inventory increased to $8,757,728 as of May 31, 2010 from $8,327,277 as of November 30, 2009. The inventory increased to support the anticipated sales in the third quarter of 2010. The inventory obsolescence reserve increased to $1,029,377 as of May 31, 2010 from $760,001 as of November 30, 2009. Changes to the inventory obsolescence reserves are recorded as an increase or decrease to the cost of goods. The inventory reserve was increased by $271,153 during the second quarter of 2010 as a result of the voluntary recall of the Plus White whitening gel. This additional reserve reflects the costs of the recalled product that remained in inventory as of May 31, 2010.
The Company recorded an insurance claim receivable of $475,000 during the second quarter of 2010 as a result of a settlement between the Company and its insurance carrier in regard to liability insurance coverage of the advertising litigation, “Wally vs. CCA”. The Company’s insurance carrier agreed to pay fifty-percent of all litigation and settlement expenses up to a maximum amount of $475,000.
Prepaid and refundable income taxes increased to $679,161 as of May 31, 2010 from $89,535 as of November 30, 2009. The increase was due to a reduction of the anticipated income taxes that will be due for the fiscal year ended November 30, 2010. The reduction is as a result of the recording of the advertising litigation expense. The Company had already made its estimated income payments in the first quarter of 2010.
The deferred income tax asset increased to $1,509,158 as of May 31, 2010 from $1,193,745 as of November 30, 2009. The Company expects that all of the deferred tax assets will be realized within the next twelve month period subsequent to May 31, 2010. The deferred tax assets include $89,313 related to the Company’s unrealized losses of $223,841 on its investments as of May 31, 2010. The unrealized losses reported on the balance sheet were $134,529, which is net of the deferred tax benefit. The Company had reported a valuation allowance of $85,557 as of November 30, 2009 against the deferred tax benefit resulting from the unrealized losses on investments. There is no valuation allowance against the deferred tax benefit from unrealized losses at May 31, 2010, as the Company believes that if the unrealized losses were realized, the full amount of the deferred tax benefit would also be realized in the subsequent twelve months, based on capital gains earned over the prior three years and anticipated gains over the next year. The deferred tax liability increased to $117,154 at May 31, 2010 as compared to $76,929 as of November 30, 2009. The liability is due to the difference in depreciation between the Company’s books and income tax returns.
Accounts payable and accrued liabilities increased to $12,326,264 as of May 31, 2010 from $8,775,676 as of November 30, 2009, or an increase of $3,550,588. The Company recorded an accrued liability of $2,500,000 during the second quarter of 2010 as a result of the proposed settlement of its advertising litigation. Please see Note No. 10 to the financial statement for further information regarding the litigation. The balance of the increase was for accrued liabilities in the normal course of business.
Shareholders’ equity decreased to $29,003,190 as of May 31, 2010 from $30,219,848 as of November 30, 2009. The decrease was due to the net loss of $369,035 and dividends declared of $987,622 during the first six months ended May 31, 2010, offset partially by unrealized gains on its investments of $139,999 during the same period. Unrealized holding gains or losses are recorded as other comprehensive income. Total unrealized losses on marketable securities were $134,529 at May 31, 2010, net of a deferred tax benefit of $89,313.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company’s financial statements record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value). The investments are, categorically listed, in “Fully Guaranteed Bank Certificates of Deposit”, “Common Stock”, “Mutual Funds”, “Other Equity”, “Preferred Stock”, “Government Obligations” and “Corporate Obligations.” $466,896 of the Company’s $11,250,108 portfolio of investments (approximate, as at May 31, 2010) is invested in the “Common Stock” and “Other Equity” categories, and approximately $2,587,451 in the Preferred Stock holdings category. The Company invests in various investment securities. Investment securities are exposed to various risks such as interest rates, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will incur in the near term. The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, however, due to current securities market conditions, the Company cannot ascertain the risk of any future change in the market value of its’ investments.

ITEM 4T.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of May 31, 2010, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended May 31, 2010 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control overall financial reporting.

CCA INDUSTRIES, INC.
PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS:
A class action lawsuit, “Wally v. CCA”, alleging false and misleading advertisement of the Company’s dietary supplement, was commenced in the Superior Court of the State of California, County of Los Angeles, on September 29, 2009. The action was brought seeking monetary and equitable remedies.
The Company denied all of the allegations of wrongdoing and liability in regard to its advertising. Nevertheless, it concluded that in the light of the costs, delays and risks, as well as the disruption that would be caused by the litigation and the legal expense to defend the action, it was in the best interest of the Company to settle the litigation.
The performance of any act of the Settlement Agreement, or any other circumstance regarding the parties’ agreement to settle, is not to be considered an admission of liability, or as an admission of any allegations made in any claim or litigation.
The settlement, subject to the Court’s final approval, provided for the deposit of Two Million Five Hundred Thousand dollars ($2,500,000) into a common fund to be dispersed as per provisions approved by the Court in the final Order of Settlement. On June 16, 2010, the Company deposited $2,500,000 into an escrow account to be used for the common fund upon the Court’s final approval.
The Company also entered into a settlement with its insurance carrier in regard to liability insurance coverage for litigation and settlement costs. The settlement calls for the insurance carrier to pay fifty percent (50%) of any combination of defense fees and related costs incurred for any settlement of, or any judgment on the released claims, up to a total of Four Hundred Seventy-Five Thousand dollars ($475,000). The obligation for the insurance carrier to make payments will cease once it has paid $475,000 to or on behalf of the Company.
The Company recorded a charge of $2,500,000 as an advertising litigation expense during the second quarter of 2010, with the resultant liability recorded as an accrued liability. To date, the Company has incurred legal fees related to the litigation of approximately $204,362, of which $100,319 was taken as a charge against earnings in the fourth quarter of fiscal 2009, $61,636 was taken as a charge against earnings in the first quarter of fiscal 2010 and $42,407 has been charged against earnings for the second quarter of fiscal 2010. The Company also recorded, as a result of the insurance settlement, an insurance claim receivable of $475,000, during the second quarter of 2010. The advertising litigation expense was reduced by the amount of the insurance claim receivable.

ITEM 6.	EXHIBITS.
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
The following exhibits are included as part of this report:

Exhibit No.	Description

10.1	Proposed Order of Settlement

10.2	Settlement and Mutual Release Agreement

11	Computation of Unaudited Earnings Per Share

31.1	Certification of Chief Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: July 14, 2010

CCA INDUSTRIES, INC.

By:	/s/ David Edell
David Edell, Chief Executive Officer

By:	/s/ Stephen A. Heit
Stephen A. Heit, Chief Financial Officer