Form 10-Q
period 2010-08-31
CCA INDUSTRIES INC
filed 2010-10-15
CIK 721447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-31643
CCA Industries Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-2795439

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 31, 2010 there were (i) 6,086,740 shares of the issuer’s common stock, par value $0.01, outstanding; and (ii) 967,702 shares of the issuer’s Class A common stock, par value $0.01, outstanding.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
ASSETS

	August 31,	November 30,
	2010	2009
	(Unaudited)

Current Assets
Cash and cash equivalents	$10,062,229	$7,844,369
Short-term investments and marketable securities	4,853,687	9,636,103
Accounts receivable, net of allowances of $1,906,863 and $1,584,814, respectively	7,890,907	7,613,273
Inventories, net of reserve for inventory obsolescence of $1,258,984 and $760,001, respectively	8,296,318	8,327,277
Insurance claim receivable	384,925	—
Prepaid expenses and sundry receivables	655,583	739,139
Prepaid and refundable income taxes	920,134	89,535
Deferred income taxes	1,598,886	1,193,745

Total Current Assets	34,662,669	35,443,441

Property and Equipment, net of accumulated depreciation and amortization	581,545	682,921

Intangible Assets, net of accumulated amortization	695,868	697,506

Other Assets
Marketable securities	2,713,120	2,900,035
Other	65,300	65,300

Total Other Assets	2,778,420	2,965,335

Total Assets	$38,718,502	$39,789,203

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
LIABILITIES AND SHAREHOLDERS’ EQUITY

	August 31,	November 30,
	2010	2009
	(Unaudited)

Current Liabilities
Accounts payable and accrued liabilities	$10,043,356	$8,775,676
Capitalized lease obligation — current portion	25,585	53,233
Income taxes payable	—	147,153
Dividends payable	493,811	493,811

Total Current Liabilities	10,562,752	9,469,873

Deferred tax liability	135,505	76,929
Capitalized lease obligations-long term	9,759	22,553

Total Liabilities	10,708,016	9,569,355

Shareholders’ Equity
Preferred stock, $1.00 par; authorized 20,000,000 shares; none issued	—	—
Common stock, $.01 par; authorized 15,000,000 shares; 6,086,740 shares issued and outstanding	60,867	60,867

Class A common stock, $.01 par; authorized 5,000,000 shares; 967,702 shares issued and outstanding	9,677	9,677
Additional paid-in capital	2,329,049	2,329,049
Retained earnings	25,646,089	28,094,783
Unrealized (loss) on marketable securities	(35,196)	(274,528)

Total Shareholders’ Equity	28,010,486	30,219,848

Total Liabilities and Shareholders’ Equity	$38,718,502	$39,789,203

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2010	2009	2010	2009
Revenues
Sales of health and beauty aid products — Net	$12,490,391	$15,139,754	$40,289,676	$44,508,290
Other income	106,009	204,841	360,227	529,100

Total Revenues	12,596,400	15,344,595	40,649,903	45,037,390

Costs and Expenses
Costs of sales	6,006,187	5,616,335	17,157,109	16,760,385
Selling, general and administrative expenses	5,371,167	5,247,923	16,312,271	15,505,062
Advertising, cooperative and promotional expenses	1,690,455	1,870,669	5,599,736	8,320,159
Research and development	144,882	123,808	448,159	369,744
Bad debt expense	25,228	82,735	39,567	58,061
Interest expense	748	3,588	3,499	9,256

Total	13,238,667	12,945,058	39,560,341	41,022,667

Advertising Litigation Expense	65,254	—	2,194,297	—

Total Costs and Expenses	13,303,921	12,945,058	41,754,638	41,022,667

(Loss) Income before (Benefit From) Provision for Income Taxes	(707,521)	2,399,537	(1,104,735)	4,014,723

(Benefit from) provision for income taxes	(109,296)	800,191	(137,475)	1,596,876

Net (Loss) Income	$(598,225)	$1,599,346	$(967,260)	$2,417,847

(Loss) Earnings per Share:
Basic	$(0.08)	$0.23	$(0.14)	$0.34

Diluted	$(0.08)	$0.23	$(0.14)	$0.34

Weighted Average Common Shares Outstanding:
Basic	7,054,442	7,054,442	7,054,442	7,054,442

Diluted	7,054,442	7,054,442	7,054,442	7,054,442

Cash dividends declared per common share	$0.07	$0.07	$0.21	$0.25

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2010	2009	2010	2009

Net (Loss) Income	$(598,225)	$1,599,346	$(967,260)	$2,417,847

Other Comprehensive Income — Unrealized gain on investments, net of tax * (Note 7, Note 12)	99,333	283,847	239,332	544,671

Comprehensive (loss) Income	$(498,892)	$1,883,193	$(727,928)	$2,962,518

*
Unrealized holding gain for the three and nine months ended August 31, 2010 is net of a deferred tax (expense) from unrealized gains of ($65,948) and ($16,534) respectively. The nine month deferred tax expense was net of a decrease in the valuation allowance of $85,557.

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	August 31,	August 31,
	2010	2009
Cash Flows from Operating Activities:
Net (loss) income	$(967,260)	$2,417,847
Adjustments to reconcile net income to net cash (Used in) provided by operating activities:
Depreciation and amortization	183,429	185,138
Loss on write off of fixed assets	—	3,262
Loss (gain) on sale of securities	14,386	(111,411)
(Increase) decrease in deferred income taxes	(363,099)	196,594
(Increase) in accounts receivable	(277,634)	(1,093,648)
Decrease (increase) in inventory	30,958	(317,386)
(Increase) in insurance claim receivable	(384,925)	—
Decrease in prepaid expenses and miscellaneous receivables	83,556	82,482
(Increase) decrease in prepaid and refundable income taxes	(830,599)	1,359,957
Increase (decrease) in accounts payable and accrued liabilities	1,267,680	(114,677)
(Decrease) in income taxes payable	(147,153)	—

Net Cash (Used in) Provided by Operating Activities	(1,390,661)	2,608,158

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(80,414)	(252,135)
Purchase of marketable securities	(9,157,181)	(14,242,206)
Proceeds from sale or maturity of investments	14,367,992	15,641,409

Net Cash Provided by Investing Activities	5,130,397	1,147,068

Cash Flows from Financing Activities:
Payments of capital lease obligation	(40,443)	(42,795)
Dividends paid	(1,481,433)	(2,045,789)

Net Cash (Used in) Financing Activities	(1,521,876)	(2,088,584)

Net Increase in Cash	2,217,860	1,666,642

Cash and Cash Equivalents at Beginning of Period	7,844,369	5,568,699

Cash and Cash Equivalents at End of Period	$10,062,229	$7,235,341

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$3,499	$9,256
Income taxes	1,422,836	42,945

Schedule of Non Cash Financing Activities:
Dividends declared	$1,481,433	$1,763,611
See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three and nine month periods ended August 31, 2010 are not necessarily indicative of the results that may be expected for the entire year ended November 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2009. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Comprehensive (Loss) Income:
Comprehensive (loss) income includes changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of consolidated statements of comprehensive (loss) income. The Company’s accumulated other comprehensive (loss) income shown on the consolidated balance sheets consist of unrealized gains and losses on investment holdings, net of deferred tax expense or benefit.
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
Depreciation and amortization are provided utilizing the straight-line method over the following estimated useful lives or lease terms of the assets, whichever is shorter:

Machinery and equipment	5–7 Years
Furniture and fixtures	3–10 Years
Tools, dies and masters	3 Years
Transportation equipment	5 Years
Leasehold improvements	Remaining life of the lease (ranging from 1–9 years)
Intangible Assets:
Intangible assets are stated at cost. Patents are amortized utilizing the straight-line method over a period of 17 years. Such intangible assets are reviewed for potential impairment on a quarterly basis.
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
(Loss) Earnings Per Common Share:
Basic (loss) earnings per share are calculated in accordance with ASC Topic 260, “Earnings Per Share”, which requires using the average number of shares of common stock outstanding during the period. Diluted (loss) earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of any common stock equivalents using the “treasury stock method”. Common stock equivalents consist of stock options.
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
Advertising Costs:
The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the three months ended August 31, 2010 and August 31, 2009 were $1,690,455 and $1,870,669, respectively. Advertising, cooperative and promotional expenses for the nine months ended August 31, 2010 and August 31, 2009 were $5,599,736 and $8,320,159, respectively.
Shipping Costs:
The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. Freight costs included for the three months ended August 31, 2010 and August 31, 2009 were $729,725 and $683,039, respectively. Freight costs included for the nine months ended August 31, 2010 and 2009 were $2,047,045 and $2,080,172, respectively.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 — INVENTORIES
The components of inventory consist of the following:

	August 31,	November 30,
	2010	2009

Raw materials	$4,911,420	$5,246,185
Finished goods	3,384,898	3,081,092

	$8,296,318	$8,327,277

At August 31, 2010 and November 30, 2009, the Company had a reserve for obsolescence of $ 1,258,984 and $760,001, respectively.
NOTE 5 — PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	August 31,	November 30,
	2010	2009

Machinery and equipment	$257,703	$217,323
Furniture and equipment	972,761	953,208
Tools, dies, and masters	345,876	335,716
Capitalized lease obligations	263,067	263,067
Web Site	20,000	20,000
Leasehold improvements	413,106	402,785

	2,272,513	2,192,099
Less: Accumulated depreciation and amortization	1,690,968	1,509,178

Property and Equipment — Net	$581,545	$682,921

Depreciation expense for the nine months ended August 31, 2010 and 2009 amounted to $181,791 and $180,142, respectively. Furniture and equipment includes $164,967 of costs for computer equipment and software that has been purchased, but not placed in service as of yet. No depreciation expense for these assets will be recorded until they are placed in service.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for ten product lines

	August 31,	November 30,
	2010	2009

Patents and trademarks	$856,006	$856,006
Less: Accumulated amortization	160,138	158,500

Intangible Assets — Net	$695,868	$697,506

Patents are amortized on a straight-line basis over their legal life of 17 years and trademarks are adjusted to realizable value for each quarterly reporting period. Amortization expense for the nine months ended August 31, 2010 and 2009 amounted to $1,638 and $4,996, respectively. Estimated amortization expense for the years ending November 30, 2010, 2011, 2012, 2013 and 2014 will be $2,185, $2,185, $2,185, $2,163 and $2,123 respectively.
NOTE 7 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
Short-term investments and marketable securities, which consist of fully guaranteed bank certificates of deposit, stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold within the ensuing twelve months. The remaining investments are considered non-current assets. The cost and market values of the investments at August 31, 2010 and November 30, 2009 were as follows:

	August 31, 2010		November 30, 2009
	COST	MARKET	COST	MARKET
Current
Guaranteed bank certificates of deposit	$1,066,000	$1,073,787	$942,000	$944,910
Corporate obligations	200,000	203,148	598,370	607,189
U.S. Government obligations (including mortgage backed securities)	2,497,153	2,499,275	7,494,318	7,497,900
Preferred stock	454,855	381,850	250,000	187,720
Common stock	443,816	479,625	189,552	196,873
Mutual funds	215,273	179,512	215,274	165,383
Other equity investments	70,206	36,490	70,206	36,128

Total Current	$4,947,302	$4,853,687	$9,759,720	$9,636,103

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	August 31, 2010		November 30, 2009
	COST	MARKET	COST	MARKET

Non-Current:
Guaranteed bank Certificates of deposit	$—	$—	$816,000	$818,250
Corporate obligations	250,000	251,333	200,000	205,297
Preferred stock	2,428,067	2,461,787	2,074,845	1,876,488

Total Non-Current	2,678,067	2,713,120	3,090,845	2,900,035

Total	$7,625,369	$7,566,807	$12,850,565	$12,536,138

As of August 31, 2010, the Company had unrealized losses on its investments of $58,562 This amount was reduced by a deferred tax benefit of $23,366, of which a $39,900 benefit was recorded in prior fiscal years and a ($16,534) expense was recorded in fiscal 2010. None of the unrealized losses have been deemed to be other-than-temporary or temporary impairments, and are accounted for under mark-to-market rules for Available-for-Sale securities. Please see Note 3 for further information.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

			Significant
		Quoted Market	Other
		Price in Active	Observable
	August 31,	Markets	Inputs
Description	2010	(Level 1)	(Level 2)
Bank Certificates of Deposit	$1,073,787	$—	$1,073,787
Corporate obligations	454,481	—	454,481
Government Obligations	2,499,275	2,499,275	—
Preferred Stock	2,843,637	2,843,637	—
Common Stock	479,625	479,625	—
Mutual Funds	179,512	179,512	—
Other Equity	36,490	—	36,490

Total	$7,566,807	$6,002,049	$1,564,758

			Significant
		Quoted Market	Other
		Price in Active	Observable
	November 30,	Markets	Inputs
Description	2009	(Level 1)	(Level 2)
Bank Certificates of Deposit	$1,763,157	$—	$1,763,157
Corporate obligations	812,490	—	812,490
Government Obligations	7,497,900	6,997,900	500,000
Preferred Stock	2,064,208	2,064,208	—
Common Stock	196,872	196,872	—
Mutual Funds	165,383	165,383	—
Other Equity	36,128	—	36,128

Total	$12,536,138	$9,424,363	$3,111,775

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

	August 31,	November 30,
	2010	2009
	(In Thousands)	(In Thousands)
a) Trade payables	$3,987	$3,775
b) Media advertising	580	548
c) Accrued returns	1,892	1,207
d) Coop advertising	1,398	1,218
e) Accrued bonuses	*	482

	$7,857	$7,230

*	under 5%
All other liabilities individually did not exceed 5% of total current liabilities.
NOTE 9 — OTHER INCOME
Other income consists of the following:

	Three Months Ending		Nine Months Ending
	August 31,		August 31,
	2010	2009	2010	2009

Interest and dividend income	$54,876	$32,960	$196,349	$245,367
Royalty income	45,000	30,000	135,000	87,768
Realized gain (loss) on sale of securities	2,394	112,473	(14,975)	162,458
Miscellaneous	3,739	29,408	43,853	33,507

	$106,009	$204,841	$360,227	$529,100

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

The settlement, subject to the Court’s final approval, provides for the deposit of Two Million Five Hundred Thousand dollars ($2,500,000) into a common fund to be dispersed as per provisions approved by the Court in the final Order of Settlement. On June 16, 2010, the Company deposited $2,500,000 into an escrow account to fund the proposed settlement of the advertising litigation expense. (See Note 13)

The Company also entered into a settlement with its insurance carrier in regard to liability insurance coverage for litigation and settlement costs. The settlement calls for the insurance carrier to pay fifty percent (50%) of any combination of defense fees and related costs incurred for any settlement of, or any judgment on the released claims, up to a total of Four Hundred Seventy-Five Thousand dollars ($475,000). The obligation for the insurance carrier to make payments under this claim will cease once it has paid $475,000 to or on behalf of the Company.

The Company recorded a charge of $2,500,000 as an advertising litigation expense during the second quarter of fiscal 2010, with the resultant liability recorded as an accrued liability. To date, the Company has incurred legal fees related to the litigation of approximately $269,616, of which $100,319 was taken as a charge against earnings in the fourth quarter of fiscal 2009, $61,636 was taken as a charge against earnings in the first quarter of fiscal 2010, $42,407 for the second quarter and $65,254 for the third quarter of fiscal 2010. The Company also recorded, as a result of the insurance settlement, an insurance claim receivable of $475,000, during the second quarter of fiscal 2010. The advertising litigation expense was reduced by the amount of the insurance claim receivable. The net cost of the litigation is reflected in the consolidated statements of operations as advertising litigation expense and consists of the following:

	Three Months Ending		Nine Months Ending
	August 31,		August 31,
	2010	2009	2010	2009

Litigation settlement	$—	$—	$2,500,000	$—
Legal expenses incurred	65,254	—	169,297	—
Insurance claim settlement	—	—	(475,000)	—

Litigation expense — Net	$65,254	$—	$2,194,297	$—

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

On May 28, 2010, the Board of Directors declared a $0.07 per share dividend for the third quarter ended August 31, 2010. The dividend was payable to all shareholders of record on August 2, 2010 and was paid on September 2, 2010.

Collective Bargaining Agreement

On July 8, 2008, the Company signed a collective bargaining agreement with Local 108, L.I.U. of N.A., AFL-CIO with similar provisions of the one that expired on January 1, 2008. The new agreement is effective January 1, 2008. Other than standard wage, holiday, vacation and sick day provisions, the agreement requires the Company to contribute to the Recycling and General Industrial Union Local 108 Welfare Fund (“Welfare Fund”) certain benefits costs. The Welfare Fund provides medical, dental and life insurance for the Company’s employees covered under the collective bargaining agreement. The new collective bargaining agreement is in effect through December 31, 2010. This agreement pertains to 30% of the CCA labor force.

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

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of August 31, 2010 and August 31, 2009. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no penalties or related interest for the fiscal year to date ended August 31, 2010 or for the fiscal year to date ended August 31, 2009.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 — INCOME TAXES (Continued)

The United States Internal Revenue Service completed in 2009 an examination of the Company’s U.S. tax return for fiscal 2006. As a result of that examination, the Company received a refund of $94,195 in federal taxes for the 2006 fiscal year. The audit adjustments resulted in refunds from amended state tax returns for 2006 of $28,145, and an additional $196,335 in refunds from federal and state amended returns for fiscal 2007. The State of New Jersey, Department of The Treasury, Division of Taxation is currently examining state income and sales tax returns filed for the fiscal years 2004 — 2008. As of July 14, 2010, no adjustments have been proposed. No other state has notified the Company of its intent to conduct an examination of tax returns filed in their jurisdictions. The Company had $79,650 and $238,252 of officer salaries during the three months ended August 31, 2010 and 2009, and $461,523 and $661,398 during the nine months ended August 31, 2010 and 2009, respectively that were not deductible for tax purposes in calculating the income tax provision. As of August 31, 2010, the Company had unrealized losses on its investments of $58,562. This amount was reduced by a deferred tax benefit of $23,366, of which a $39,900 benefit was recorded in prior fiscal years and a ($16,534) expense recorded in fiscal 2010. The deferred tax benefit has been recorded as a deferred tax asset, and offset against the unrealized losses on marketable securities reported on the consolidated balance sheets.

At August 31, 2010 and November 30, 2009, respectively, the Company had temporary differences arising from the following:

	August 31, 2010
			Classified As
		Deferred	Short-Term	Long-Term
Type	Amount	Tax	Asset	(Liability)

Depreciation	$(339,612)	$(135,505)	$—	$(135,505)
Unrealized loss on investments	58,562	23,366	23,366	—
Reserve for bad debts	37,719	15,050	15,050	—
Reserve for returns	1.869,144	745,788	745,790	—
Reserve for obsolete inventory	1,258,984	502,334	502,334	—
Vacation accrual	289,466	115,497	115,497	—
Charitable Contributions	233,031	92,979	92,979	—
Section 263A costs	260,327	103,870	103,870	—

Net deferred income taxes		$1,463,381	$1,598,886	$(135,505)

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 — INCOME TAXES (CONTINUED)

	November 30, 2009
			Classified As
		Deferred	Short-Term	Long-Term
Type	Amount	Tax	Asset	(Liability)

Depreciation	$(192,804)	$(76,929)	$—	$(76,929)
Unrealized loss on investments	314,428	125,457	125,457	—
Reserve for bad debts	131,223	52,358	52,358	—
Reserve for returns	1,453,591	579,983	579,983	—
Reserve for obsolete inventory	760,001	303,240	303,240	—
Vacation accrual	276,161	110,188	110,188	—
Charitable contributions	9,569	3,818	3,818
Section 263A costs	261,298	104,258	104,258	—

Deferred income tax		1,202,373	1,279,302	$(76,929)
Valuation allowance		(85,557)	(85,557)	—

Net deferred income taxes		$1,116,816	$1,193,745	$(76,929)

Income tax expense is made up of the following components:

	Three Months Ended August 31,
	2010	2009

Current tax (benefit) expense — Federal	$(29,757)	$660,138
Current tax expense — State & Local	57,784	192,024
Deferred tax (benefit)	(137,323)	(51,971)

Total tax (benefit) expense	$(109,296)	$800,191

	Nine Months Ended August 31,
	2010	2009

Current tax expense — Federal	$122,551	$1,280,342
Current tax expense — State & Local	103,073	374,493
Deferred tax (benefit)	(363,099)	(57,959)

Total tax (benefit) expense	$(137,475)	$1,596,876

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 — INCOME TAXES (CONTINUED)
Prepaid and refundable income taxes are made up of the following components:

		State &
	Federal	Local	Total

August 31, 2010	$438,681	$481,453	$920,134

November 30, 2009	$—	$89,535	$89,535

Income tax payable is made up of the following components:

		State &
	Federal	Local	Total

August 31, 2010	$—	$—	$—

November 30, 2009	$61,303	$85,850	$147,153

A reconciliation of (benefit from) provision for income taxes computed at the statutory rate to the effective rate for the three months ended August 31, 2010 and 2009 is as follows:

	Three Months Ended		Three Months Ended
	August 31, 2010		August 31, 2009
		Percent		Percent
		of Pretax		of Pretax
	Amount	Amount	Amount	Income
(Benefit from) Provision for Income taxes at federal statutory rate	$(240,557)	(34.00)%	$815,843	34.00%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	(42,027)	(5.94)	142,532	5.94

Non-deductible expenses and other adjustments	173,288	24.49	(158,184)	(6.59)

(Benefit from) Provision for Income taxes at effective rate	$(109,296)	(15.45)%	$800,191	33.35%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 — INCOME TAXES (CONTINUED)

	Nine Months Ended		Nine Months Ended
	August 31, 2010		August 31, 2009
		Percent		Percent
		of Pretax		of Pretax
	Amount	Amount	Amount	Income
(Benefit from) Provision for Income taxes at federal statutory rate	$(375,610)	(34.00)%	$1,307,147	34.00%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	(65,621)	(5.94)	228,366	5.94

Non-deductible expenses and other adjustments	303,756	27.50	73,243	1.91

(Benefit from) Provision for Income taxes at effective rate	$(137,475)	(12.44)%	$1,608,756	41.85%

NOTE 13 — SUBSEQUENT EVENTS
On September 28, 2010, the Superior Court for the State of California, County of Los Angeles, Central Civil West, entered a Final Order and Judgment in the case Denise Wally and Lauren Fleischer, etal. vs. CCA Industries, Inc. The Final Order reconfirms the Preliminary Approval order dated June 9, 2010, which, subject to the Court’s final approval, provided for the deposit of Two Million Five Hundred Thousand dollars ($2,500,000) into a common fund to be dispersed as per provisions approved by the Court in the final Order of Settlement. Please see Part II, Item 1 for further information regarding the advertising litigation.
On October 13, 2010, the Board of Directors declared a $0.07 dividend for the fourth quarter ending November 30, 2010. The dividend will be payable to all shareholders of record as of the close of business on November 1, 2010, to be paid on December 1, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED)
Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. These statements involve known and unknown risks and uncertainties that may cause actual results or outcomes to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements, and statements which explicitly describe such issues. Investors are urged to consider any statement labeled with the terms “believes,” “expects,” “intends’” or “anticipates” to be uncertain and forward-looking. No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.
OVERVIEW
The Company had, for the three month period ended August 31, 2010, a net loss of $(598,225) as compared to net income of $1,599,346 for the same period in 2009. The third quarter was adversely impacted by lower gross sales of its diet products, in addition to significantly higher returns. The higher returns were primarily due to the voluntarily recall of the Plus White whitening gel which the Company announced in May, 2010, returns of its instant lift product and returns from a major customer as a result of their program to reduce the number of products carried in their stores. In addition, the whitening gel manufacturing problem caused an increase in the Company’s cost of goods sold. Net sales for the third quarter of fiscal 2010 were $12,490,391 as compared to $15,139,754 for the same period in fiscal 2009. The Company’s balance sheet as of August 31, 2010 reflects $34,662,669 in current assets and $10,562,752 in current liabilities. The Company does not have any loan or line of credit bank debt.
OPERATING RESULTS FOR THE THREE MONTHS ENDED AUGUST 31, 2010
For the three-month period ended August 31, 2010, the Company had total revenues of $12,596,400 and a net loss of $(598,225) after (benefit from) income taxes of $(109,296). For the same three month period in 2009, total revenues were $15,344,595 and net income was $1,599,346 after a provision for taxes of $800,191. Basic and fully diluted losses per share were $(0.08) for the third quarter of fiscal 2010 as compared to basic and fully diluted earnings per share of $0.23 for the third quarter of fiscal 2009. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the third quarter of fiscal 2010 were reduced by $1,937,397 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. In the same period of the prior year, net sales were reduced by $1,897,795 and trade promotion was credited by that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
The Company’s net sales decreased $2,649,363 to $12,490,391 for the three-month period ended August 31, 2010 from $15,139,754 for the three-month period ended August 31, 2009. The decrease was a result of lower gross sales and higher returns. The following were factors that affected net sales:
•	There were lower sales of the Company’s diet products, which has been impacted by the economic recession resulting in a downward nation-wide trend in sales for all diet brands.
•	Sales returns and allowances, not including sales incentives, were 16.1% of gross sales for the three-month period ended August 31, 2010 as compared to 7.1% for the same period last year.
•	Gross sales for the Sudden Change skin-care brand continue to decrease as the Company focuses on its core brands.
•
A major customer embarked on a program to reduce the number of products that they were carrying in their retail stores. The customer returned to the Company the inventory they had for the products that were discontinued, resulting in a significantly higher return rate. Total returns from this customer were $389,933 higher in the third quarter ending August 31, 2010 as compared to the third quarter ending August 31, 2009. Due to the product reduction program, the customer’s gross sales were $1,062,794 less in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009. The combination of higher returns and lower gross sales for this customer resulted in a combined decrease of $1,452,727 in net sales for the third quarter of fiscal 2010 as compared to the same period in 2009.

•
Returns of Plus White oral care brand were $104,784 higher in the third quarter ending August 31, 2010 as compared to the same quarter in 2009, due to the voluntary recall of three lots of the Plus White whitening gel product that was announced on April 14, 2010.

•
Returns of the Instant Lift product were $265,725 in the third quarter of fiscal 2010 as compared to no returns in the third quarter of fiscal 2009. The product was introduced in the fourth quarter of fiscal 2009, and has now been discontinued.

•
The amount of expense as a result of a change in the general reserve for returns was $795,157 higher in the third quarter of fiscal 2010 as compared to the same quarter in 2009. The estimate for the returns reserve is based on the historical return rate as a percentage of sales over the prior five months adjusted for returns that can be put back into inventory, and any specific reserves based on customer circumstances. The reserve increased due to the higher returns experienced by the Company over the last five months. It is possible for the reserve to decrease if the rate of actual returns decreases.

Included in sales incentives is the cost of the coupons issued by the Company, which was $418,496 in the third quarter of fiscal 2010 as compared to $477,764 in the third quarter of fiscal 2009. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
The Company’s net sales by category for the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 were:

	Three Months Ended		Three Months Ended
	August 31, 2010		August 31, 2009
Category	Net Sales		Net Sales
Skin Care	$3,994,383	32.0%	$5,066,264	33.5%
Dietary Supplement	3,886,885	31.1%	6,299,682	41.6%
Oral Care	2,865,423	23.0%	2,055,762	13.5%
Nail Care	1,177,398	9.4%	1,234,359	8.2%
Fragrance	283,833	2.3%	119,858	0.8%
Analgesic	235,365	1.9%	205,173	1.3%
Hair Care	17,315	0.1%	24,722	0.2%
Misc.	29,789	0.2%	133,934	0.9%

	$12,490,391	100.00%	$15,139,754	100.00%

The gross margin for the third quarter of fiscal 2010 was 51.9%, as compared to 62.9% for the third quarter of fiscal 2009, or a decrease of 11.0%. The gross margin during the third quarter of fiscal 2010 was affected by the following resulting in the decrease:
•	The increase in sales returns and allowances accounted for approximately half of the 11.0% decrease in gross margin.
•
Changes to the inventory reserve are charged to the costs of sales. The inventory reserve was increased by $229,607 during the third quarter ending August 31, 2010, while it was decreased by $117,386 during the same period in 2009, resulting in reserve charges that were $346,993 higher in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009. The increase in the reserve during the third quarter of fiscal 2010 was primarily related to inventory of the Sudden Change skin care brand.

•	The Sales incentives increased by $39,602 for the third quarter of fiscal 2010 as compared to the same period in 2009. Sales incentives reduce net sales and the resulting gross margin.
•
The Company was forced to immediately switch the contract manufacturer producing the Plus White whitening gel due to its problems in the production of the product which resulted in the announced recall of three lots of the product. The Company incurred production costs for the whitening gel that resulted in an approximate $261,082 increase in the cost of goods during the third quarter of fiscal 2010, as compared to the third quarter of fiscal 2009, when the Company was using the original contract manufacturer. The Company is working with the new contract manufacturer in order to reduce the production costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
Selling, general and administrative expenses were $123,244 higher in the third quarter of fiscal 2010 as compared to the same period in 2009. The Company incurred additional expenses of $43,402 during the third quarter of fiscal 2010 as a result of the voluntary recall of three lots of the Plus White whitening gel. These temporary expenses included additional personnel needed in order to sort and account for the returned product. In addition, due to the large amount of recalled product, the Company was forced to rent additional warehouse space on a temporary basis. Health insurance costs for Company personnel were $89,750 higher in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009. The Company has been affected by a nation-wide trend of higher insurance costs.
Advertising expense was $1,690,455 for the quarter ended August 31, 2010 as compared to $1,870,669 for the quarter ended August 31, 2009, or a decrease of $180,214. The decrease was due to lower co-operative advertising that is reflected as a selling expense. The Company’s advertising expense changes from quarter to quarter based on the timing of the Company’s promotions.
The Company recorded an advertising litigation expense of $65,254 for the three month period ended August 31, 2010. This expense was a result of the class action lawsuit, “Wally v. CCA”, alleging false and misleading advertisement of the Company’s dietary supplement, which was commenced in the Superior Court of the State of California, County of Los Angeles, on September 29, 2009. Please see Note No. 10 to the financial statements for more information regarding the litigation.
The loss before taxes was $(707,521) for the quarter ended August 31, 2010 as compared to pre-tax income of $2,399,537 for the same quarter in 2009. The effective tax rate for the third quarter of fiscal 2010 was (15.4) % versus 33.3% for the third quarter of fiscal 2009. The (benefit from) income taxes included non-deductible expenses and adjustments that decreased the (benefit from) income taxes by $173,288 or 24.5% of the pre-tax loss for the third quarter of fiscal 2010. During the same period in 2009, non-deductible expenses and adjustments were an expense of $(158,184) or (6.6)% of pre-tax income for the same period in fiscal 2009. During the third quarter ended August 31, 2010 and 2009, there was $79,650 and $238,252, respectively of officer salaries incurred that were not deductible for tax purposes in calculating the income tax provision.
OPERATING RESULTS FOR THE NINE MONTHS ENDED AUGUST 31, 2010
For the nine month period ended August 31, 2010, the Company had total revenues of $40,649,903 and a net loss of $(967,260) after (benefit from) income taxes of $(137,475). For the same nine month period in fiscal 2009, total revenues were $45,037,390 and net income was $2,417,847 after a provision for taxes of $1,596,876. If the advertising litigation expense had not occurred, the income before provision for income taxes would have been $1,089,562 for the nine months ended August 31, 2010 as compared to $4,014,723 for the same period in 2009. Basic and fully diluted losses per share were $(0.14) for the nine months ended August 31, 2010 as compared to basic and fully diluted earnings per share of $0.34 for the same period in 2009. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the first nine months of 2010 were reduced by $5,446,259 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. In the same period of the prior year, net sales were reduced by $4,923,544 and trade promotion was credited by that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
The Company’s net sales decreased $4,218,614 to $40,289,676 for the nine month period ended August 31, 2010 from $44,508,290 for the nine month period ended August 31, 2009. Net sales for the nine months ended August 31, 2010 were affected by the following factors:
•
Gross sales were $2,526,750 lower in the first nine months of 2010 as compared to the same period in 2009. The lower gross sales were mainly due to lower sales of the Company’s diet products. As previously discussed, the economic recession has caused a nation-wide decrease of sales for all diet brands.

•	Gross sales for the Sudden Change skin-care brand continue to decrease as the Company focuses on its core brands.
•
Sales returns for the Instant Lift brand were $373,097 for the nine months ended August 31, 2010. The Company launched the product in the fourth quarter of fiscal 2009. The Company has discontinued the product.

•
Sales returns for the Plus White brand were $364,056 higher for the first nine months of 2010 as compared to the same period in 2009. As announced in April 2010, the Company had voluntarily recalled three lots of the Plus White whitening gel due to problems in the manufacturing process that caused the product to lose its efficacy.

•
Sales returns for the Solar Sense brand were $307,153 higher for the nine months ended August 31, 2010 as compared to the same period in 2009. Most of the returns were from a major customer who has embarked on a program to reduce the number of products that they were carrying in their retail stores, as well as the inventory they were carrying.

•
Sales incentives were $522,715 higher for the first nine months of 2010 as compared to the first nine months of 2009. Included in sales incentives is the cost of the Company’s co-operative advertising with its retail partners and the cost of coupons. Co-operative advertising increased $641,460 during the period ended August 31, 2010 as compared to the same period in 2009, while coupon redemption costs decreased by $118,745.

•
The amount of expense as a result of a change in the general reserve for returns was $448,406 higher in the third quarter of fiscal 2010 as compared to the same quarter in 2009. The estimate for the returns reserve is based on the historical return rate as a percentage of sales over the prior five months adjusted for returns that can be put back into inventory, and any specific reserves based on customer circumstances. The reserve increased due to the higher returns experienced by the Company over the last five months. It is possible for the reserve to decrease if the rate of actual returns decreases.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
The Company’s net sales by category for the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009 were:

	Nine Months Ended		Nine Months Ended
	August 31, 2010		August 31, 2009
Category	Net Sales		Net Sales
Dietary Supplement	$14,227,161	35.3%	$18,690,334	42.1%
Skin Care	12,422,467	30.8%	13,314,299	29.9%
Oral Care	7,275,803	18.1%	6,959,020	15.6%
Nail Care	4,235,646	10.5%	4,232,463	9.5%
Fragrance	938,697	2.3%	458,480	1.0%
Analgesic	690,279	1.7%	500,278	1.1%
Hair Care	35,443	0.1%	61,147	0.1%
Misc.	464,180	1.2%	292,269	0.7%

	$40,289,676	100.0%	$44,508,290	100.0%

Despite the nation-wide recession and weak economy, the Company did have some successes during the first nine months of fiscal 2010:
•	Gross sales of the Cherry Vanilla fragrance brand increased by $378,215 and returns decreased $131,233 during the nine month period ended August 31, 2010 as compared to the same period in 2009.
•
Gross sales of the Company’s analgesic brand, Pain Bust-R II, continued to increase during fiscal 2010. Gross sales increased $294,745 during the first nine months of 2010 as compared to the same period in 2009, while returns increased only slightly by $4,137. The Company acquired the Pain Bust-R II brand in November 2008.

•
Gross sales of the oral care brand, Plus White, continued to increase in fiscal 2010, despite the voluntary recall of three lots of the Plus White whitening gel announced in April 2010. Gross sales were $771,199 higher in the first nine months of fiscal 2010 as compared to the same period in 2009. As previously discussed, returns were $364,056 higher for the first nine months of fiscal 2010 as compared to the same period in 2009 as a result of the voluntary product recall.

•
Gross sales of the Solar Sense brand were $736,140 higher, and returns were $307,153 higher, during the first nine months of fiscal 2010 as compared to the same period in 2009. As previously discussed, a major customer embarked on a program to reduce the number of products and inventory being carried in-store, which affected the returns for this brand.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
The gross margin for the nine months ended August 31, 2010 was 57.4%, as compared to 62.3% for the same period in 2009, or a decrease of 4.9%. The following were factors that affected the gross margin during the first nine months of fiscal 2010 as compared to the same period in the prior year:
•
Sales returns and allowances increased to 11.8% of gross sales for the first nine months of fiscal 2010 as compared to 9.1% of gross sales for the same period in 2009. This increase accounted for approximately 4.3% of the 4.9% decrease in gross margin.

•
The expense as a result of the increase in the inventory reserve was $498,983 for the first nine months of fiscal 2010 as compared to a benefit of $23,924 as a result of a reserve decrease for the same period in 2009. Changes to the inventory reserve are charged directly to the cost of goods sold. Increased inventory reserves will result in an expense that will reduce the gross margin. The inventory reserve was increased approximately $201,009 as a result of the voluntary recall of three lots of the Plus White whitening gel product. In addition, the reserve was increased approximately $131,787 as a result of the discontinuance of the Instant Lift products.

•
Sales incentives were $522,715 higher for the nine months ended August 31, 2010 as compared to the same period in 2009. Sales incentives, which consists of co-operative advertising conducted with the Company’s retail partners and the redemption cost of coupons, is a reduction of net sales. Higher sales incentives will result in lowering the Company’s gross margin.

•
The Company was forced to immediately switch the contract manufacturer producing the Plus White whitening gel due to its problems in the production of the product which resulted in the announced recall of three lots of the product. The Company incurred production costs for the whitening gel that resulted in an approximate $261,082 increase in the cost of goods during the first nine months of fiscal 2010, as compared to the first nine months of fiscal 2009, when the Company was using the original contract manufacturer. The Company is working with the new contract manufacturer in order to reduce the production costs.

Selling, general and administrative expenses were $807,209 higher in the first nine months of fiscal 2010 as compared to the same period in 2009. The increase was due, in part, to $363,682 of higher employee compensation expense in the first nine months of fiscal 2010, as compared to the same period in fiscal 2009, due to the hiring of additional sales and marketing personnel. Health insurance costs continued to increase, with an additional expense of $127,645 for the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009. The Company incurred an additional expense of $78,652 during the first nine months of fiscal 2010 as a result of the voluntary recall of three lots of the Plus White whitening gel product. These temporary expenses included additional personnel needed in order to sort and account for the returned product. In addition, due to the large amount of recalled product, the Company was forced to rent additional warehouse space on a temporary basis. Consulting costs of $55,350 were incurred during the third quarter of fiscal 2010 related to the upgrade of the Company’s computer systems that is expected to be completed in the fourth quarter of fiscal 2010. The Company’s expense for contributions of inventory and donations increased $104,050 during the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009 for which the Company receives a tax benefit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
Advertising expense was $5,599,736 for the nine months ended August 31, 2010 as compared to $8,320,159 for the nine months ended August 31, 2009, or a decrease of $2,720,423. Of this amount, $819,386 was due to lower co-operative advertising that is reflected as a selling expense with the balance as a result of lower advertising expense. The Company’s advertising expense changes from quarter to quarter based on the timing of the Company’s promotions.
The Company recorded an advertising litigation expense of $2,194,297 for the nine month period ended August 31, 2010. This expense was a result of the class action lawsuit, “Wally v. CCA”, alleging false and misleading advertisement of the Company’s dietary supplement, which was commenced in the Superior Court of the State of California, County of Los Angeles, on September 29, 2009. Please see Note No. 10 to the financial statements for more information regarding the litigation. The proposed settlement agreement provides for the Company to pay $2,500,000 in order to settle the litigation. The Company incurred litigation related legal expenses of $169,297 during the nine month period ended August 31, 2010. The Company has also entered into a settlement with its insurance carrier in regard to liability insurance coverage for litigation and settlement costs. As a result of the insurance settlement, the Company recorded an insurance claim receivable of $475,000 during the second quarter of 2010, which reduced the advertising litigation expense by the same amount.
The loss before taxes was $(1,104,735) for the nine months ended August 31, 2010 as compared to pre-tax income of $4,014,723 for the same period in 2009. As previously disclosed, the advertising litigation expense had a material effect on the results for the first nine months of 2010. If the advertising litigation expense had not occurred, the income before provision for income taxes would have been $1,089,562 for the nine months ended August 31, 2010 as compared to $4,014,723 for the same period in 2009. The effective tax rate for the nine months ended August 31, 2010 was (12.4) % versus 39.8% for the nine months ended August 31, 2009. The (benefit from) provision for income tax included non-deductible expenses and adjustments that decreased the (benefit from) income taxes by $303,756 or 27.5% of pre-tax loss for the first nine months of 2010 as compared to an increase to the provision for taxes of $73,243 or 1.9% of pre-tax income for the same period in fiscal 2009. During the nine months ended August 31, 2010 and 2009, there was $461,523 and $661,398, respectively of officer salaries incurred that were not deductible for tax purposes in calculating the income tax provision.
FINANCIAL POSITION AS OF AUGUST 31, 2010
The Company’s financial position as of August 31, 2010 consisted of current assets of $34,662,669 and current liabilities of $10,562,752, or a current ratio of 3.3 to 1. The Company’s cash and cash equivalents were $10,062,229 as of August 31, 2010, an increase of $2,217,860 from November 30, 2009. Included in this increase was net cash used in operating activities of $(1,390,661) and net cash provided by investing activities of $5,130,397 offset by net cash used in financing activities of $(1,521,876). The operating activities cash out-flow included the expense of the advertising litigation. Included in the net cash used in financing activities was $(1,481,433) of dividends paid.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
Accounts receivable increased to $7,890,907 as of August 31, 2010 from $7,613,273 as of November 30, 2009. Included in net accounts receivable are reserves for returns and allowances of $1,869,144 and reserves for doubtful accounts of $37,719. The reserve for returns and allowances increased $415,553 during fiscal 2010 due to the higher returns experience during the year. As previously discussed, a major customer embarked on a program to reduce the number of products carried in-store, which has resulted in returns higher than normal. Gross receivables were further reduced by $795,215, which were reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against payments. In addition, accrued liabilities include $1,397,672 which is an estimate of co-operative advertising expense relating to fiscal 2010 sales which are anticipated to be deducted from future invoices rather than against the current accounts receivable. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account. The gross accounts receivable as of August 31, 2010 was higher as compared to the balance on November 30, 2009 due to the timing of the Company’s sales.
Inventory decreased to $8,296,318 as of August 31, 2010 from $8,327,277 as of November 30, 2009. The inventory obsolescence reserve increased to $1,258,984 as of August 31, 2010 from $760,001 as of November 30, 2009. Changes to the inventory obsolescence reserves are recorded as an increase or decrease to the cost of goods. The inventory reserve was increased by $201,009 during the fiscal 2010 as a result of the voluntary recall of the Plus White whitening gel. This additional reserve reflects the costs of the recalled product that remained in inventory as of August 31, 2010. In addition, the Company increased the reserve by $131,787 during fiscal 2010 as a result of recording a reserve for the now discontinued Instant Lift product.
The Company recorded an insurance claim receivable of $475,000 during the second quarter of 2010 as a result of a settlement between the Company and its insurance carrier in regard to liability insurance coverage of the advertising litigation, “Wally vs. CCA”. The Company’s insurance carrier agreed to pay fifty-percent of all litigation and settlement expenses up to a maximum amount of $475,000. As of August 31, 2010, the insurance carrier has made payments of $90,075 against the Company’s claim, leaving an insurance receivable balance of $384,925. Please see Note No. 10 for further information regarding the advertising litigation.
Prepaid and refundable income taxes increased to $920,134 as of August 31, 2010 from $89,535 as of November 30, 2009. The increase was due to a reduction of the anticipated income taxes that will be due for the fiscal year ended November 30, 2010. The reduction is as a result of the recording of the advertising litigation expense and the operating loss incurred during the third quarter of fiscal 2010.
The deferred income tax asset increased to $1,598,886 as of August 31, 2010 from $1,193,745 as of November 30, 2009. The increase was mainly due to increases in the reserves for returns and inventory obsolescence. The Company expects that all of the deferred tax assets will be realized within the next twelve month period subsequent to August 31, 2010. The deferred tax assets include $23,366 related to the Company’s unrealized losses of $58,562 on its investments as of August 31, 2010. The unrealized losses reported on the balance sheet were $(35,196), which is net of the deferred tax benefit. The Company had reported a valuation allowance of $85,557 as of November 30, 2009 against the deferred tax benefit resulting from the unrealized losses on investments. There is no valuation allowance against the deferred tax benefit from unrealized losses at August 31, 2010, as the Company believes that if the unrealized losses were realized, the full amount of the deferred tax benefit would also be realized in the subsequent twelve months, based on capital gains earned over the prior three years and anticipated gains over the next year. The deferred tax liability increased to $135,505 at August 31, 2010 as compared to $76,929 as of November 30, 2009. The liability is due to the difference in depreciation between the Company’s books and income tax returns.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
Accounts payable and accrued liabilities increased to $10,043,356 as of August 31, 2010 from $8,775,676 as of November 30, 2009, or an increase of $1,267,680. The increase was due to an increase in accrued liabilities in the normal course of business.
Shareholders’ equity decreased to $28,010,486 as of August 31, 2010 from $30,219,848 as of November 30, 2009. The decrease was due to the net loss of $(967,260) and dividends declared of $1,481.433 during the first nine months ended August 31, 2010, offset partially by unrealized gains on its investments of $239,332 during the same period. Unrealized holding gains or losses are recorded as other comprehensive income. Total unrealized losses on marketable securities were $(35,196) at August 31, 2010, net of a deferred tax benefit of $23,366.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is defined as the ability to generate adequate amounts of cash to meet short-term and long-term business needs. We assess our liquidity in terms of our total cash flow and the amounts of cash, short-term and long-term marketable securities on hand. Significant factors that could affect our liquidity include the following:
•	Cash flow generated or used by operating activities;
•	Dividend payments;
•	Capital expenditures;
•	Acquisitions.
Our primary capital needs are seasonal working capital requirements and dividend payments. In addition, funds are kept on hand for any potential acquisitions, which the Company continues to explore. As of August 31, 2010, the Company had $4,853,687 of short term marketable securities and $2,713,120 of non-current securities. The Company’s cash and cash equivalents together with both short and long term marketable securities, net of current liabilities were $7,066,284 as of August 31, 2010. Please refer to Note No. 7 of the financial statements for further information regarding the Company’s investments. The Company’s long term liabilities as of August 31, 2010, consist of deferred tax liability of $135,505 and long-term capitalized lease obligations of $9,759. The Company does not have any bank debt or a bank line of credit. Due to the amount of cash and marketable securities on-hand, the Company does not believe that it needs the availability of a bank line of credit at this time.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company’s financial statements record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value). The investments are, categorically listed, in “Fully Guaranteed Bank Certificates of Deposit”, “Common Stock”, “Mutual Funds”, “Other Equity”, “Preferred Stock”, “Government Obligations” and “Corporate Obligations.” $516,115 of the Company’s $7,566,807 portfolio of investments (approximate, as at August 31, 2010) is invested in the “Common Stock” and “Other Equity” categories, and approximately $2,843,637 in the Preferred Stock holdings category. The Company invests in various investment securities. Investment securities are exposed to various risks such as interest rates, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will incur in the near term. The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, however, due to current securities market conditions, the Company cannot ascertain the risk of any future change in the market value of its’ investments.

ITEM 4T.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of August 31, 2010, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended August 31, 2010 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control overall financial reporting.

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
The settlement, subject to the Court’s final approval, provided for the deposit of Two Million Five Hundred Thousand dollars ($2,500,000) into a common fund to be dispersed as per provisions approved by the Court in the final Order of Settlement. On June 16, 2010, the Company deposited $2,500,000 into an escrow account to be used for the common fund upon the Court’s final approval. On September 28, 2010, the Court entered a Final Order and Judgment reconfirming their preliminary orders and settlement agreement.
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
The Company recorded a charge of $2,500,000 as an advertising litigation expense during the second quarter of 2010, with the resultant liability recorded as an accrued liability. To date, the Company has incurred legal fees related to the litigation of approximately $269,616, of which $100,319 was taken as a charge against earnings in the fourth quarter of fiscal 2009, $61,636 was taken as a charge against earnings in the first quarter of fiscal 2010, $42,407 has been charged against earnings for the second quarter of fiscal 2010 and $65,254 has been charged against earnings for the third quarter of fiscal 2010. The Company also recorded, as a result of the insurance settlement, an insurance claim receivable of $475,000, during the second quarter of 2010. The advertising litigation expense was reduced by the amount of the insurance claim receivable. As of August 31, 2010, the insurance carrier has made payments of $90,075 against the Company’s claim, leaving an insurance receivable balance of $384,925.

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
Date: October 15, 2010

CCA INDUSTRIES, INC.
By:	/s/ STEPHEN A. HEIT
Stephen A. Heit
Executive Vice President and Chief Financial Officer, and duly authorized signatory on behalf of Registrant