Form 10-K
period 2010-11-30
CCA INDUSTRIES INC
filed 2011-02-28
CIK 721447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ________ to ________

Commission File No. 001-31643

CCA INDUSTRIES, INC.
(Exact Name of Registrant as specified in Charter)

DELAWARE	04-2795439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Murray Hill Parkway, East Rutherford, New Jersey 07073
(Address of principal executive offices, including zip code)

(201) 330-1400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange: AMEX
Class A Common Stock, par value $0.01 per share	New York Stock Exchange: AMEX
Preferred Stock Purchase Rights	New York Stock Exchange: AMEX

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of The Securities Act.  Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒.

The aggregate market value of the voting stock held by non-affiliates of the Registrant (i.e., by persons other than officers and directors of the Registrant), at the closing sales price $5.51 on May 28, 2010, was as follows:

Class of Voting Stock	Market Value

5,514,866 shares; Common Stock, $.01 par value	$30,386,912

On February 25, 2011 there was 6,086,740 shares of Common Stock and 967,702 shares of Class A Common Stock of the Registrant outstanding.

CROSS REFERENCE SHEET

Headings in this Form
Form 10-K		10-K for Year Ended
Item No.		November 30, 2010

1.	Business	Business

1A.	Risk Factors	Risk Factors

1B.	Unresolved Staff Comments	Unresolved Staff Comments

2.	Properties	Property

3.	Legal Proceedings	Legal Proceedings

5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	Market for the Company's Common Stock and Related Shareholder Matters

6.	Selected Financial Data	Selected Financial Data

7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Management's Discussion and Analysis of Financial Condition and Results of Operations

7A.	Quantitative and Qualitative Disclosures about Market Risk	Quantitative and Qualitative Disclosures about Market Risk

8.	Financial Statements and Supplementary Data	Financial Statements and Supplementary Data

9.	Changes In and Dis- agreements With Accountants On Accounting and Financial Disclosure	Changes In and Dis- agreements With Accountants On Accounting and Financial Disclosure

9A.	Controls and Procedures	Controls and Procedures

9B.	Other Information	Other Information

- i -

Headings in this Form
	Form 10-K	10-K for Year Ended
	Item No.	November 30, 2010

10.	Directors, Executive Officers and Corporate Governance	Directors and Executive Officers of the Registrant

11.	Executive Compensation	Executive Compensation

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

13.	Certain Relationships and Related Transactions, and Director Independence	Certain Relationships and Related Transactions

14.	Principal Accounting Fees and Services	Principal Accountant Fees and Services

15.	Exhibits, Financial Statements Schedules	Exhibits, Financial Statements, Schedules, and Reports on Form8-K

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

The Company owns registered trademarks, or exclusive licenses to use registered trademarks, that identify its products by brand-name.  Under most of the brand names, the Company markets several different but categorically-related products.  The principal brand and trademark names include “Plus+White” (oral health-care products), “Sudden Change” (skin-care products), “Nutra Nail” and “Power Gel” (nail treatments), “Bikini Zone” (pre and after-shave products), “Mega - T” Green Tea (dietary products), “Mega – T” chewing gum (anti-oxidant dietary product), “Hair Off” (depilatories), “IPR” (foot-care products), “Solar Sense” (sun-care products), “Wash 'N Curl” (shampoos), “Cherry Vanilla” and other Vanilla fragrances (perfumes),  “Lobe Wonder” (ear-care product), Pain Bust*R II (topical analgesic) and “Scar Zone” (scar diminishing cream).

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

The Company's net sales in fiscal 2010 were $ 50,345,213. Gross profits were $28,537,204.  International sales accounted for approximately 4.4% of net sales.  The Company had a net loss of ($1,664,760) for fiscal 2010.   Net worth at November 30, 2010 was $26,818,351.

Including the principal members of management (see Directors and Executive Officers), the Company, at November 30, 2010, had 135 sales, administrative, creative, accounting, receiving, and warehouse personnel in its employ.

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

The Company sells its products to approximately 425 accounts, most of which have numerous outlets. Approximately 40,000 stores carry at least one Company product (SKU).

During the fiscal year ended November 30, 2010, the Company's largest customers were Wal-Mart (approximately 41% of net sales), Walgreens (approximately 13%), CVS (approximately 5%), Target (approximately 4%), Sam’s Club (approximately 4%), Dollar General (approximately 3%) and Rite Aid (approximately 3%).  The loss of any of these principal customers, or substantial reduction of sales revenues realized from their business, could materially and negatively affect the Company's earnings.

Most of the Company's products are not particularly susceptible to seasonal-sales fluctuation. However, retail sales of depilatory, sun-care and diet-aids products customarily peak in the Spring and Summer months, while fragrance-product sales customarily peak in the Fall and Winter months.

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

The Company's in-house advertising department is responsible for the selection of its media advertising.  Placement is accomplished either directly or through media-service companies.

(d) "Wholly-Owned" Products

The majority of the Company's sales revenues are from sales of the Company's "wholly-owned" product lines (i.e., products sold under trademark names owned by the Company, and not subject to any other party’s interest or license), which include principally "Plus+White", "Sudden Change", “Wash ‘N Curl”,  "Bikini Zone", "Mega -T", "Cherry Vanilla", and "Scar Zone".

(e) All Products

The Company’s gross sales net of returns by category percentage were: Dietary Supplements 33%; Skin Care 30%; Oral Care 20%; Nail Care 10%; Fragrance 4%, Analgesic 2%; and Hair Care and Miscellaneous 1%.

(f) License-Agreements Products

i. Alleghany Pharmacal

In 1986, the Company entered into a license agreement with Alleghany Pharmacal Corporation (the "Alleghany Pharmacal License").  The Alleghany Pharmacal License agreement provides that if, and when, in the aggregate, $9,000,000 in royalties had been paid thereunder, the royalty-rate for those products 'charged' at 6% would be reduced to 1%.  The Company paid an aggregate of $9,000,000 in royalties to Allegheny as of April 2003.  Commencing May 1, 2003, the license royalty was reduced to 1%.  The Company incurred royalties totaling $96,484 to Alleghany Pharmacal for the fiscal year ended November 30, 2010.

ii. Solar Sense, Inc.

CCA commenced the marketing of its sun-care products line following a May 1998 License Agreement with Solar Sense, Inc. (the “Solar Sense License”), pursuant to which it acquired the exclusive right to use the trademark names "Solar Sense" and "Kids Sense” and the exclusive right to market mark-associated products.  The Solar Sense License requires the Company to pay a royalty of 5% on net sales of said licensed products until $1 million total royalties are paid, at which time the royalty rate will be reduced to 1% for a period of twenty-five years.  The Company incurred royalties of $71,232 to Solar Sense, Inc. for the fiscal year ended November 30, 2010.

iii. The Nail Consultants Ltd.

In October of 1999, the Company entered into a License Agreement with The Nail Consultants, Ltd. for the use of an activator invented in connection with a method for applying a protective covering to fingernails.  The Company’s License Agreement with The Nail Consultants, Ltd. is for the use of the method and its composition in a product kit packaged and marketed by CCA under its own name, “Nutra Nail Power Gel”.  The Company is required to pay a royalty of 5% of net sales of all products sold under the license, by the Company.   The Company incurred royalties totaling $4,631 to The Nail Consultants, Ltd. for the fiscal year ended November 30, 2010.  Effective December 1, 2010, the Company and The Nail Consultants, Ltd. agreed to eliminate the royalty on net sales and to increase the price that the Company pays for purchases of the activator from The Nail Consultants, Ltd.  The royalties previously paid were reported as part of selling, general and administrative expenses on the financial statements.  The increased cost of the activator will be reflected on the financial statements as part of cost of sales.

iv. Dr. Stephen Hsu - Green Tea

Stephen Hsu, PhD., research faculty member of the Medical College of Georgia, entered into an agreement with the Company on February 26, 2004, to create green tea skin care products based on his years of research related to the various uses of green tea anti-oxidants for skin care problems.  Dr. Hsu is entitled to a commission of 3% on the net factory sales of all of the Company’s products using the green tea serum created exclusively for the Company.  The Company incurred commissions totaling $42,174 to Dr. Hsu for the fiscal year ended November 30, 2010.  The Company had previously stopped using Dr. Hsu’s formula in its products.  Dr. Hsu notified the Company in a letter dated December 3, 2010 that he was terminating the agreement with the Company.

v. Tea-Guard Inc.

On May 18, 2004, the Company entered into a license agreement with Tea-Guard, Inc. to manufacture and distribute Mega -T Green Tea chewing gum and Mega -T Green Tea mints.  The license agreement required the Company to pay a royalty of 6% of net sales for the products sold under the license agreement.  The license agreement was amended on March 31, 2009, granting the Company a non-exclusive license, with no minimum royalty required.  The royalty rate of 6% of net sales will remain unchanged during the term, including any renewal terms, of the amended license agreement.  The Company commenced sales of the Mega -T Green Tea Chewing Gum in July 2004.  The Company incurred royalties to Tea-Guard, Inc. totaling $15,117 for the fiscal year ended November 30, 2010.

vi. Continental Quest Corp.

Effective November 3, 2008, the Company entered into an agreement with Continental Quest Corp., to purchase certain United States trademarks and inventory relating to the Pain Bust*R II business for $285,106 paid at closing.  In addition, the Company agreed to pay a royalty equal to 2% of net sales of all Pain Bust*R II products, which are topical analgesics, until an aggregate royalty of $1,250,000 is paid, at which time the royalty payments will cease.  The Company incurred royalties to Continental Quest Corp. totaling $21,315 for the fiscal year ended November 30, 2010.

vii. Joann Bradvica

On March 22, 2002, the Company entered into an agreement with Joann Bradvica, granting the Company an exclusive license to manufacture and sell an Earlobe Patch Support for Earrings.  The agreement provided for a royalty of 10% of net sales of the licensed product.  A new agreement was entered into and effective on June 8, 2009 at the same royalty rate, and provides for a minimum royalty of $40,000 for annual periods beginning July 1, 2009 in order to maintain the license.  The Company incurred royalties of $38,053 to Joann Bradvica for the fiscal year ended November 30, 2010 (please note that minimum royalty is based on different time period).

viii.  LaRosa Innovations, LLC

On March 14, 2009, the Company entered into an agreement with LaRosa Innovation, LLC, granting the Company an exclusive license to manufacture and sell Instant Arm Lifts and Instant Thigh Lifts.  The agreement provides for a royalty of 5% of net sales until the Licensor receives $5,000,000 in aggregate royalties, at which time the royalty rate shall be reduced to 1% of net sales.  The license agreement provides for a minimum royalty of $150,000 for the first eighteen month period of the agreement, and $150,000 per year thereafter in order to maintain the license.  The Company incurred royalties of ($8,860) to LaRosa Innovations, LLC for the fiscal year ended November 30, 2010.  The Company informed LaRosa Innovations, LLC in May, 2010 that it was not going to continue marketing the licensed products.

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

Item 1A. RISK FACTORS

Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters.  Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.  You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate”, “estimate”, “expect”, “believe”, “will likely result”, “outlook”, “project” and other words and expressions of similar meaning.  No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially.  The cautionary statements made in this Annual Report on Form 10K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

Risk Factors

Concentration of Risk.

The Company relies on mass merchandisers and major food and drug chains for the sales of its products.  The loss of any one of those accounts could have a substantive negative impact upon our financial operations. All of the Company’s products have independent competition and must be able to compete in order to maintain our position on the retail merchandisers’ shelves. {See Business - General, Item 1(c) i Marketing.}

We are Dependent on Independent Contract Manufacturers.

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

There is No Assurance That The Business Will Continue to Operate Profitably.

In fiscal 2010, net sales were $50,345,213.  Net loss was ($1,664,760).  There is no assurance that all of the Company’s products will be successful.   During 2010 consumer confidence was at a record low which had a general impact on the industry and retail sales.  There was a nation-wide trend of lower sales for all diet products in food, drug and mass market retailers.

Competition in the Cosmetic, Health and Beauty Aid Industry is Highly Competitive.

Reference is made to “Business ‘Sub-section’ of Competition” (Item 1 (h)).

CLASS A Shareholders Retain Control of Board of Directors.

See “Voting” in the Proxy Statement dated May 17, 2010.  Class A Shareholders, David Edell and Ira W. Berman, who are directors of the Company, have the right to elect four members to the Board of Directors.  The holders of Common Stock have the right to elect three members to the Board of Directors.

The Company’s stockholder protection rights agreement could deter acquisition proposals and make it difficult for a third party to acquire control of the Company, which could have a negative effect on the price of the Company’s Common Stock.

The Company has a stockholder protection rights agreement, which could discourage potential acquisition proposals and could delay or prevent a change in control of the Company.  This deterrent could adversely affect the price of the Company’s Common Stock and make it difficult to affect a change in the composition of the Board of Directors or a change in management of the Company.

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

All of the Company’s product must be in compliance with all FDA and state regulations and all products which are being manufactured for the Company by outside suppliers must conform to the FDA’s Good Manufacturing Practices requirements.  It is the Company’s responsibility to ascertain that the suppliers do conform.

The Company Relies On A Few Large Customers For A Significant Portion Of Its Sales.

In fiscal 2010, Wal-Mart Stores Inc. represented approximately 41% of the Company’s total revenues.   The Company’s ten largest customers accounted for 76% of the Company’s total revenues.  The Company has no agreements with any of its customers to stock its products.  The Company’s business would suffer materially if it lost Wal-Mart Stores, Inc. as a customer.  The loss of any of the Company’s ten top customers could have an adverse effect on the Company’s financial results.

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

The Price of the Company’s Stock May Be Volatile.

The Company’s stock could fluctuate substantially.  There is a limited float of shares tradable.  There are factors beyond the Company’s control, including but not limited to variations in the Company’s operating revenues and profits, the timing of advertising commitments, the volatility of small cap stock in general, general stock market conditions, and quarter to quarter variations.

Climate Change Effects.

The Company continues to monitor climate changes for any potential impact on its business.  At this time, the Company does not anticipate that any climate change regulations will have a material impact on its operations or business.

We Depend on Key Personnel.

Our employees are key to the growth and success of our business.  This depends, in large part, on our ability to attract, retain and motivate qualified personnel, including our executive officers and key management personnel.  If we are unable to attract and retain key personnel, our operating results could be adversely affected.  David Edell and Ira Berman, who were the two founding members of the Company, retired as of December 31, 2010, and became consultants to the Company for a period of five years beginning January 1, 2011.

The Future Growth of the Company Depends on an Effective Marketing Program.

An effective marketing program includes media advertising, co-operative advertising with our retail partners and product promotions that increase product awareness and help generate increased sales for our customers.  Our inability to develop an effective advertising campaign, marketing or promotional programs, that would succeed in a difficult economic environment and highly competitive marketplace, could have a material adverse effect on our business.

We Sell to International Accounts.

International sales account for 4.4% of our total net sales.  Our international sales expose the Company to additional risks of different political or regulatory conditions, and the dependence on other economics.  A terrorist attack or the threat of a terrorist attack could prevent us from shipping to our international accounts.  A loss of our international sales would have a material adverse effect on our business.

We Purchase Some Raw Materials or Components from International Suppliers.

Some of the components used in our products are sourced from international suppliers.  This exposes the Company to an additional risk of increased costs if the foreign currency exchange rates change unfavorably.  A terrorist attack or the threat of a terrorist attack could prevent the international suppliers from delivering their goods to the Company.  The interruption of the supply could have a material adverse effect on our business.

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTY

The principal executive offices of the Company are located at 200 Murray Hill Parkway, East Rutherford, New Jersey.  Under a net lease, the Company occupies approximately 58,625 square feet of space.  Approximately 43,598 square feet in such premises is used for warehousing and 15,027 square feet for offices.  The annual rental is $327,684, with an annual CPI increase not cumulatively exceeding 15% in any consecutive five year period. The lease expires on May 31, 2012 and had a renewal option at fair market value for an additional five years. The lease requires the Company to pay for additional expenses, Common Area Maintenance (“CAM”), which includes real estate taxes, common area expense, utility expense, repair and maintenance expense and insurance expense.  For the year ended November 30, 2010, CAM was estimated at $150,000.  The Company signed a new lease for the premises beginning June 1, 2012 and expiring May 31, 2022, with a renewal option for an additional five years.  The new lease will increase the space that the Company will rent to a total of 81,000 square feet, and the annual rental for this space will be $486,012, with a CPI increase not to exceed 30% in any consecutive five year period.  CAM is estimated to be $207,250 per year for future years beginning June 1, 2012.

On September 26, 2007, the Company entered into an additional lease for warehouse space located at 99 Murray Hill Parkway, East Rutherford, New Jersey, with Ninth Avenue Equities Co., Inc. for four and a half years commencing November 1, 2007 and ending on May 31, 2012.  The premises comprise 16,438 square feet of space.  The Company is obligated to pay maintenance which includes but is not limited to real estate taxes and all other common area expenses.  The annual rental is $123,285.  For the year ended November 30, 2010, CAM was $30,699.  The Company does not intend on renewing the lease at expiration.

Item 3. LEGAL PROCEEDINGS

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

The Company recorded a charge of $2,500,000 as an advertising litigation expense during the second quarter of 2010, with the resultant liability recorded as an accrued liability. To date, the Company has incurred legal fees related to the litigation of approximately $310,784, of which $100,319 was taken as a charge against earnings in the fourth quarter of fiscal 2009, $61,636 was taken as a charge against earnings in the first quarter of fiscal 2010, $42,407 was charged against earnings for the second quarter of fiscal 2010, $65,254 was charged against earnings for the third quarter of fiscal 2010 and $41,168 was charged against earnings for the fourth quarter of fiscal 2010. The Company also recorded, as a result of the insurance settlement, an insurance claim receivable of $475,000, during the second quarter of 2010. The advertising litigation expense was reduced by the amount of the insurance claim receivable. As of November 30, 2010, the insurance carrier has made payments of $113,361 against the Company’s claim, leaving an insurance receivable balance of $361,639.

There is no other material pending legal proceedings outstanding against the Company.

PART II

Item 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange Amex under the symbol “CAW”.

The Company’s Class A Common Stock is not traded on any public market.

The range of high and low sales prices of the Common Stock during each quarter of its 2010 and 2009 fiscal years were as follows:

Quarter Ended	2010	2009
February 28	$6.20 - $ 4.16	$2.55 - $ 4.24
May 31	$6.39 - $ 4.77	$2.05 - $ 3.40
August 31	$5.99 - $ 5.00	$2.74 - $ 4.20
November 30	$5.68 - $ 4.35	$5.50 - $ 3.81

The high and low prices for the Company’s Common Stock, on February 2, 2011 were $5.95 to $5.81 per share.

As of November 30, 2010, there were approximately 138 individual shareholders of record of the Company’s common stock.  There are a substantial number of shares held of record in various street and depository trust accounts, which represent approximately 1,000 additional shareholders.

As of November 30, 2010, there were two individual shareholders of record of the Company’s Class A common stock.

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

On December 21, 2009, the board of directors declared a $0.07 per share dividend for the first quarter ended February 28, 2010.  The dividend was payable to all shareholders of record as of February 1, 2010 and was paid on March 1, 2010.  On February 23, 2010, the Board of Directors declared a $0.07 per share dividend for the second quarter ended May 31, 2010.  The dividend was payable to all shareholders of record on May 3, 2010 and was paid on June 3, 2010.  On May 28, 2010, the Board of Directors declared a $0.07 per share dividend for the third quarter ended August 31, 2010. The dividend was payable to all shareholders of record on August 2, 2010 and was paid on September 2, 2010.  On October 13, 2010, the Board of Directors declared a $0.07 dividend for the fourth quarter ending November 30, 2010. The dividend was payable to all shareholders of record as of the close of business on November 1, 2010, and was paid on December 1, 2010.

On January 28, 2011, the Board of Directors declared a $0.07 per share dividend for the first quarter of 2011 to all shareholders of record as of February 10, 2011 and payable on March 10, 2011.

Item 6. SELECTED FINANCIAL DATA

x
	Year Ended November 30,
	2010	2009	2008	2007	2006
Statement of Income
Sales, Net	$50,345,213	$57,001,999	$56,741,133	$59,832,157	$63,302,220
Net (Loss) Income	(1,664,760)	$3,431,644	$1,412,886	$5,537,795	$5,604,251

(Loss) Earnings Per Share:
Basic	$(0.24)	$0.49	$0.20	$0.79	$0.80
Diluted	$(0.24)	$0.49	$0.20	$0.78	$0.79
Weighted Average Number of Shares Outstanding - Basic	7,054,442	7,054,442	7,054,442	7,029,611	7,034,276
Weighted Average Number of Shares Outstanding - Diluted	7,054,442	7,054,442	7,061,646	7,058,889	7,133,332

Balance Sheet Data:	As At November 30,
	2010	2009	2008	2007	2006

Working Capital	$22,531,597	$25,973,568	$23,836,264	$24,922,016	$22,295,983
Total Assets	36,555,590	39,789,203	39,345,861	39,903,876	36,516,571

Total Liabilities	9,737,239	9,569,355	11,091,982	9,153,558	9,131,780
Total Shareholders’ Equity	26,818,351	30,219,848	28,253,879	30,750,318	27,284,791

Cash Dividends Declared per Common Share	$0.28	$0.32	$0.43	$0.30	$0.24

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report.

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters.  Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.  You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate”, “estimate”, “expect”, “believe”, “will likely result”, “outlook”, “project” and other words and expressions of similar meaning.  No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially.  The cautionary statements made in this Annual Report on Form 10K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

Overview

Net Loss for the year ended November 30, 2010 was ($1,664,760) as compared to net income of $3,431,644 for the year ended November 30, 2009.  Earnings were materially impacted by two events in fiscal 2010, which were the settlement of litigation related to the Company’s advertising of its dietary supplement brand, and the voluntary recall of an oral care product.  Earnings were also impacted by a 22.6% reduction in gross sales of the Company’s diet products.  In addition, net sales were lower in fiscal 2010 as compared to fiscal 2009 due to lower gross sales and higher sales incentives given to the Company’s retail partners.  The loss per share, fully diluted was $(0.24) for the year ended November 30, 2010 as compared to earnings per share of $0.49 for the year ended November 30, 2009.  The Company had net cash used in operations of ($2,638,605) for the year ended November 30, 2010 as compared to net cash provided of $3,905,182 for the year ended November 30, 2009.  Comprehensive loss was ($1,426,253) for fiscal 2010 as compared to income of $4,223,391 for fiscal 2009.  The Company had current assets of $32,141,970 and current liabilities of $9,610,373 at November 30, 2010.  Retained earnings decreased to $24,454,779 at November 30, 2010 from $28,094,783 at November 30, 2009.  There was no change in the number of outstanding shares at November 30, 2010 as compared to November 30, 2009.

Comparison of Operating Results for Fiscal Years 2010 and 2009

For the year ended November 30, 2010, the Company had revenues of $50,811,642 and a net loss of $(1,664,760) after a benefit for income taxes of $(693,085).  For the year ended November 30, 2009, the Company had revenues of $57,672,164, and net income of $3,431,644, after a provision of $2,178,480 for taxes.  Other income declined to $466,429 as of November 30, 2010 as compared to $670,165 as of November 30, 2009.  The decrease was primarily due to lower interest and dividend income, as well as lower realized gains on sales of investments.  The basic and fully diluted loss per share for fiscal 2010 was $(0.24) as compared to basic and fully diluted earnings of $0.49 for fiscal 2009.

The Company’s net sales decreased to $50,345,213 for the fiscal year ended November 30, 2010 from $57,001,999 for the fiscal year ended November 30, 2009.  Net sales were affected by the following factors:

•
Gross sales were impacted by sales of the Company’s diet products, which were 22.6% lower in fiscal 2010 as compared to fiscal 2009.  This is part of a nation-wide trend of lower sales for all brands of diet products.

•	Sales continued to trend down for skin care products, although sales for the Solar Sense brand increased by over 90%.
•
Sales of oral care products increased 13.8% during fiscal 2010 as compared to fiscal 2009.  This increase occurred despite the Company’s recall in April 2010 of three lots of its whitening gel due to the gel liquefying which caused the product to lose its efficacy.  The recall caused the Company to cancel over six-hundred eleven thousand dollars of orders on hand at the time.

•	Gross sales of Pain Bust*R II, an analgesic product which was acquired in November 2008, increased 41.8% due to increased retail distribution.

Sales returns and allowances decreased to 11.4% of gross sales for fiscal 2010 versus 11.6% in fiscal 2009.  The decrease was primarily due to lower usage of coupons during fiscal 2010.  Coupon expense, charged against sales allowances, was $904,610 in fiscal 2010 as compared to $1,346,737 in fiscal 2009.  The Company, on an ongoing basis, has returns of products that have been phased out and replaced by new items as part of its marketing plan.  Returns as a percentage of gross sales was almost unchanged in fiscal 2010 as compared to fiscal 2009, despite returns of Plus White increasing 2.6% of gross sales during fiscal 2010 as a result of the whitening gel recall.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company reclassified certain advertising and promotional expenditures as a reduction of sales rather than report them as an expense, which has no affect on the net income.  This reclassification is the adoption by the Company of ASC Topic 605-10-S99, “Revenue Recognition” as more fully described in Note 2 (“Sales Incentives”), of the consolidated financial statements for fiscal 2010.  The reclassification reflects a reduction in sales for the fiscal years ended November 30, 2010 and 2009 by $6,507,212 and $4,889,941 respectively, an increase in the net sales reduction of $1,617,271.

The Company’s net sales, by category for fiscal 2010 as compared to fiscal 2009 were:

	Years Ended November 30,

	2010		2009
Category	Net Sales		Net Sales
Dietary Supplement	$16,695,074	33.2%	$24,243,598	42.5%
Skin Care	15,074,631	29.9%	15,807,074	27.7%
Oral Care	10,047,391	20.0%	8,859,354	15.6%
Nail Care	5,039,085	10.0%	5,529,822	9.7%
Fragrance	2,031,549	4.0%	1,938,084	3.4%
Analgesic	803,228	1.6%	617,554	1.1%
Hair Care	51,354	0.1%	6,513	0.0%
Misc.	602,901	1.2%	---	0.0%
	$50,345,213	100.0%	$57,001,999	100.0%

Gross profit margins decreased to 56.7% in fiscal 2010 from 61.7% in fiscal 2009.  The decrease was due in part to an increase in the Company’s co-operative advertising to 10.1% of gross sales in fiscal 2010 as compared to 7.0% in fiscal 2009.  This portion of the Company’s co-operative advertising is classified as a sales incentive, which reduces net sales.  The recall of the Plus White whitening gel caused the Company to change to another manufacturer who had higher labor charges, which resulted in a significant increase in the cost of sales.  The Company also had to reserve $219,171 of whitening gel inventory as a result of the recall, which was charged to cost of sales.  In addition, due to lower sales of the Company’s diet products the purchase volume decreased.  This resulted in an increase to the diet products cost of goods as the Company received lower quantity discounts from its raw material suppliers.

Selling, general and administrative expenses for fiscal 2010 were $21,139,743 as compared to $20,037,352 for fiscal 2009, an increase of $1,102,391.  The increase was mainly due to higher personnel costs.  The Company increased sales, marketing and other personnel during fiscal 2010.  The Company has since reduced its work force in response to the decrease in sales.  Health insurance costs increased $182,206 or 19.8% during fiscal 2010.  This increase is part of the national trend of increasing health insurance premium costs.  The Company had $92,236 of additional expenses related to the recall of the Plus White whitening gel which were included in selling, general and administrative expenses for fiscal 2010.

Advertising, cooperative and promotions expenses for fiscal 2010 were $7,493,282 as compared to $9,667,446 for fiscal 2009.  The decreased expense of $2,174,164 was comprised in part of the following:

•	A lower expense of $656,683 in fiscal 2010 as compared to fiscal 2009 due to cooperative advertising that was classified as a reduction of sales, rather than an expense

•	Lower media, trade advertising and related expenses of $936,417
•	Decreased print advertising expense of $199,776

The Company’s advertising expense changes from year to year based on the timing of the Company’s promotions.

The Company recorded an advertising litigation expense of $2,235,465 in fiscal 2010.  This consists of settlement costs of $2,500,000 and litigation related legal expenses of $210,465, less a recovery of $475,000 from the Company’s insurance carrier.  A class action lawsuit, “Wally v. CCA”, alleging false and misleading advertisement of the Company’s dietary supplement, was commenced in the Superior Court of the State of California, County of Los Angeles, on September 29, 2009. The action was brought seeking monetary and equitable remedies.  The Company denied all of the allegations of wrongdoing and liability in regard to its advertising. Nevertheless, it concluded that in the light of the costs, delays and risks, as well as the disruption that would be caused by the litigation and the legal expense to defend the action, it was in the best interest of the Company to settle the litigation.  The performance of any act of the Settlement Agreement, or any other circumstance regarding the parties’ agreement to settle, is not to be considered an admission of liability, or as an admission of any allegations made in any claim or litigation.  Please see Item 3 – Legal Proceedings for further information regarding the litigation.

The loss before benefit for income taxes was $(2,357,845) for the year ended November 30, 2010, as compared to income before provision for income taxes of $5,610,124 for the year ended November 30, 2009.

The effective tax rate for fiscal 2010 was a benefit of 29.4% of the loss before tax as compared to a provision of 38.8% of income before tax for fiscal 2009.  The fiscal 2010 effective tax rate was a benefit due to the loss that the Company sustained during the year.  The United States Internal Revenue Service completed in 2009 an examination of the Company’s U.S. tax return for fiscal 2006.  As a result of that examination, the Company received a refund of $94,195 in federal taxes for the 2006 fiscal year.  The audit adjustments resulted in refunds from amended state tax returns for 2006 of $28,145, and an additional $196,335 in refunds from federal and state amended returns for fiscal 2007.  The refunds resulted in decreasing the effective tax rate for fiscal 2009.  The Company had $547,566 of officer salaries during fiscal 2010 that were not deductible for tax purposes in calculating the income tax benefit.   The Company also lost the benefit of the domestic production activities federal tax credit as a result of the operating loss.  As of November 30, 2010, the Company has unrealized losses on its investments of $60,950, which, if realized, would have a tax benefit of $24,929.

Comprehensive income decreased to $(1,426,253) for the year ended November 30, 2010 from $4,223,391 for the year ended November 30, 2009.  This reflects the Company’s net loss of $(1,664,760) together with other comprehensive income, net of income tax benefits, of $238,507.  The tax expense of the unrealized gain is $(14,972) for the year ended November 30, 2010.  The other comprehensive income is as a result of the increase in the market value of the Company’s investments.  Further information regarding the Company’s investments can be found in Note 6 of the consolidated financial statements.

Comparison of Operating Results for Fiscal Years 2009 and 2008

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

In accordance with Generally Accepted Accounting Principles (“GAAP”), the Company reclassified certain advertising and promotional expenditures as a reduction of sales rather than report them as an expense, which has no affect on the net income. This reclassification is the adoption by the Company of ASC Topic 605-10-S99, “Revenue Recognition” as more fully described in Note 2 (“Sales Incentives”), of the consolidated financial statements for fiscal 2010. The reclassification reflects a reduction in sales for the fiscal years ended November 30, 2009 and 2008 by $4,889,941 and $4,557,507 respectively, an increase in the net sales reduction of $332,434.

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

Financial Position as of November 30, 2010

As of November 30, 2010, the Company had working capital of $22,531,597 as compared to $25,973,568 at November 30, 2009.  The ratio of total current assets to current liabilities is 3.3 to 1 as compared to a ratio of 3.7 to 1 for the prior year.  The Company’s cash position and short-term investments at November 30, 2010 were $12,738,103, versus $17,480,472 as at November 30, 2009.  Non-current or long term investments were $3,124,051 at November 30, 2010 versus $2,900,035 at November 30, 2009.  The Company paid cash dividends during fiscal 2010 in the amount of $1,975,244.  This amount includes the dividends declared at the end of fiscal 2009 but not paid until fiscal 2010 of $493,811 and $1,481,433 in dividends declared and paid for fiscal 2010.  As of November 30, 2010, there were dividends declared but not paid of $493,811.  The investment securities the Company purchased are all classified as “Available for Sale Securities”, and are reported at fair market value as of November 30, 2010, with the resultant unrealized gains or losses reported as a separate component of shareholders’ equity.  Due to the current securities market conditions, the Company cannot ascertain the risk of any future change in market value. Our investments are spread among many different obligors and municipalities to decrease the risk due to any specific concentrations.

Accounts receivable as of November 30, 2010 and 2009 were $5,990,010 and $7,613,273 respectively.  The gross accounts receivable was $793,778 lower as of November 30, 2010 versus November 30, 2009 due to lower sales volume.  Included in net accounts receivable are an allowance for doubtful accounts, a reserve for returns and allowances and a reduction based on an estimate of co-operative advertising that will be taken as credit against payments.  The allowance for doubtful accounts was $24,739 and $131,223 for November 30, 2010 and 2009, respectively. The allowance for doubtful accounts is a combination of specific and general reserve amounts relating to accounts receivable.  The general reserve is calculated based on historical percentages applied to aged accounts receivable and the specific reserve is established and revised based on individual customer circumstances.

The reserve for returns and allowances is based on the historical returns as a percentage of sales in the five preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances.  This allowance decreased to $2,555,099 as of November 30, 2010 from $2,660,469 as of November 30, 2009.  Of this amount, allowances and reserves in the amount of $1,316,589, which are anticipated to be deducted from future invoices, are included in accrued liabilities.  The decrease in the reserve for returns and allowances is due to the timing of the Company’s sales.  In addition, contained within the reserve as of November 30, 2009 was a provision of $293,845 for the Company’s Instant Lift product which was launched during fiscal 2009.  The product was returned to the Company during fiscal 2010, with the credit to the customer charged against the provision, eliminating the balance.

Gross receivables were further reduced by $1,778,547 as of November 30, 2010, which was reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against payments.  In addition, accrued liabilities include $1,610,236, which is an estimate of co-operative advertising expense relating to fiscal 2010 sales which are anticipated to be deducted from future invoices rather than current accounts receivable.

Inventories were $9,077,234 and $8,327,277, as of November 30, 2010 and 2009, respectively.  The inventory, which was purchased in anticipation of forecasted sales, increased as a result of the slowdown in customer shipments that occurred during the fourth quarter of 2010.  The reserve for inventory obsolescence is based on a detailed analysis of inventory movement. The inventory obsolescence reserve was increased to $1,372,798 as of November 30, 2010 from $760,001 as of November 30, 2009.  Included in the reserve increase was $219,171 as a result of the voluntary recall of the Plus White whitening gel inventory.  This additional reserve reflects the cost of the recalled product that remained in inventory as of November 30, 2010.  Changes to the inventory obsolescence reserves are recorded as an increase or decrease to the cost of goods.

The Company recorded an insurance claim receivable in the amount of $475,000 during the second quarter of 2010 as a result of the advertising litigation (please see Item 3 – Legal proceeding for further information regarding the litigation).  The Company subsequently received payments from its insurance carrier of $113,361 during fiscal 2010, leaving an insurance claim receivable balance of $361,639.  The balance of the insurance claim receivable was paid during the first quarter of 2011.

Prepaid expenses and sundry receivables increased to $976,108 as of November 30, 2010 from $739,139 as of November 30, 2009.  The increase was mainly due to accounts payable invoices paid at the end of November 2010 that had due dates in the beginning of December 2010.

Prepaid and refundable income taxes increased to $999,702 as of November 30, 2010, from $89,535 as of November 30, 2009.  The increase was a result of estimated tax payments that were made during fiscal 2010 and tax overpayments from the Company’s 2009 income returns that were carried forward as estimated tax payments.  The Company will seek to have the payments refunded when it files its 2010 tax returns.

The amount of deferred income tax reflected as a current asset increased to $1,999,174 as of November 30, 2010 from $1,193,745 as of November 30, 2009.  Of the $805,429 increase, $560,257 was the recording of a deferred tax asset as a result of the net operating loss that occurred during fiscal 2010.  The balance of the increase of the deferred tax asset was as a result of increases in the Company’s reserves for bad debt and obsolete inventory during fiscal 2010, and an increase in charitable contributions that could not be deducted due to the Company’s operating loss and were carried forward.  The increase was partially offset by a reduction in the reserve for returns.  Also included is a deferred income tax asset of $24,929, as of November 30, 2010, as a result of the unrealized losses on the Company’s marketable securities, as compared to $125,457 as of November 30, 2009.  The Company had reported a valuation allowance of $85,557 as of November 30, 2009 against the deferred tax benefit resulting from the unrealized losses on investments.  There is no valuation allowance against the deferred tax benefit from unrealized losses at November 30, 2010, as the Company believes that if the unrealized losses were realized, the full amount of the deferred tax benefit would also be realized in the subsequent twelve months, based on capital gain earned over the prior three years and anticipated gains over the next year.

The Company’s investment in property and equipment consisted mostly of computer hardware and software, racking for our warehouse facilities, leasehold improvements and furniture to accommodate our personnel in addition to tools and dies used in the manufacturing process.  The Company acquired $95,058 of additional property and equipment during fiscal 2010.

Current liabilities are $9,610,373 and $9,469,873, as of November 30, 2010 and 2009 respectively.  Current liabilities at November 30, 2010 consisted of accounts payable, accrued liabilities, short-term capital lease obligations and dividends payable.  As of November 30, 2010, there was $3,196,093 of open cooperative advertising commitments, of which $2,372,139 is from 2010, $457,685 is from 2009, $92,181 is from 2008, $258,528 is from 2007 and $15,559 is from 2006.  Of the total amount of $3,196,093, $1,778,547 is reflected as a reduction of gross accounts receivables, and $1,417,546 is recorded as an accrued expense.  Any changes to the amount of co-operative advertising reflected as an accrued expense are recorded as a debit or credit to the reserve for returns and allowances account.  Cooperative advertising is advertising that is run by the retailers in which the Company shares in part of the cost.  If it becomes apparent that this cooperative advertising was not utilized, the unclaimed cooperative advertising will be offset against the expense during the fiscal year in which it is determined that it did not run.  This procedure is consistent with the prior year’s methodology with regard to the accrual of unsupported cooperative advertising commitments.

The Company’s long term obligations are for a portion of its capitalized leases, which is for certain office and warehouse equipment and deferred tax liabilities.  The deferred tax liability increased to $118,717 as of November 30, 2010 as compared to $76,929 as of November 30, 2009.  The liability is due to the difference in depreciation between the Company’s books and income tax returns.

Stockholders’ equity decreased to $26,818,351 in fiscal 2010 from $30,219,848 in fiscal 2009.  The decrease was due to decreases in retained earnings as a result of operating losses and dividends issued, offset partially by lower unrealized losses on marketable securities.  Retained earnings decreased to $24,454,779 at November 30, 2010 from $28,094,783 at November 30, 2009.  The decrease was due to a net loss of $(1,664,760) during fiscal 2010 and dividends declared of $1,975,244. Unrealized losses on marketable securities were $(36,021) at November 30, 2010 as compared to unrealized losses of $(274,528) at November 30, 2009.  Unrealized gains or losses reflect the difference between the cost and market price of the Company’s marketable securities as of the date of the financial statements, net of any tax expense or benefit.  See Note 6 of the consolidated financial statements for further information regarding the Company’s marketable securities.  The Company did not purchase any treasury stock during fiscal 2010.  There were no common or preferred stock shares issued during fiscal 2010.

The Company had $(2,638,605) that was used in operating activities during fiscal 2010, as compared to $3,905,182 that was provided by operating activities in fiscal 2009.  The decrease in operating cash flow was mainly due to the decrease in net income, increases in deferred income taxes, inventory, insurance claim receivable and prepaid and refundable income taxes, and decreases in income taxes payable, partially offset by a decrease in accounts receivable and an increase in accounts payable and accrued liabilities.  The Company’s operating cash flow was materially impacted by the advertising litigation expense of $2,235,465 during fiscal 2010.  Net cash provided by investing activities was $4,886,178 during fiscal 2010, generated by the excess of the proceeds from the sale of some of the Company’s investments less securities purchased and the acquisition of equipment.  The Company’s cash balance increased by $219,886 during fiscal 2010, net of $1,975,244 in dividends paid to the shareholders.

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

Our primary capital needs are seasonal working capital requirements and dividend payments.  In addition, funds are kept on hand for any potential acquisitions, which the Company continues to explore.  As of November 30, 2010, the Company had $4,673,848 of short-term marketable securities and $3,124,051 of non-current securities.  The Company’s cash and cash equivalents together with both short and long term marketable securities, net of current liabilities were $6,251,781 as of November 30, 2010.  The Company’s long term liabilities as of November 30, 2010, consist of deferred income tax liability of $118,717 and long-term capitalized lease obligations of $8,149.  The Company does not have any bank debt or a bank line of credit.  Due to the amount of cash and marketable securities on-hand, the Company does not believe that it needs the availability of a bank line of credit at this time.  The Company believes that it has sufficient capital resources to meet its working capital requirements for the fiscal 2011 year.

Critical Accounting Estimates

 Our consolidated financial statements include the use of estimates, which management believes are reasonable.  The process of preparing financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accounting estimates and assumptions are those management considers to be most critical to the financial statements because they inherently involve significant judgment and uncertainties.  All of these estimates and assumptions reflect management’s best judgment about current economic and market conditions and their effects on the information available as of the date of the consolidated financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

An accounting estimate is deemed to be critical if it is reasonably possible that it subsequent correction could have a material effect on future operating results or financial condition.  The following are estimates that management has deemed to be critical:

1.
Reserve for Returns - The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. The estimated reserve is based in part on historical returns as a percentage of gross sales.  The current estimated return rate is 8.4% of gross sales.  Management estimates that 37.6% of returns received are placed back into inventory, and the estimate for returns is adjusted to reflect the value of the returns placed into inventory.

2.
Allowance for Doubtful Accounts – The allowance for doubtful accounts is an estimate of the loss that could be incurred if our customers do make required payments.  Trade receivables are periodically evaluated by management for collectability based on past credit history with customers and their current financial condition.  Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised.  Estimates are made based on specific disputes and additional reserves for bad debt based on the accounts receivable aging ranging from 0.35% for invoices currently due to 2.0% for invoices more than ninety-one days overdue.  Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts.  The Company generally does not require collateral for trade receivables.

3.
Inventory Obsolescence Reserve – Management reviews the inventory records on a monthly basis.  Management deems to be obsolete finished good items that are no longer being sold, and have no possibility of sale within the ensuing twelve months.  Components and raw materials are deemed to be obsolete if management has no planned usage of those items within the ensuing twelve months.  In addition, management conducts periodic testing of inventory to make sure that the value reflects the lower of cost or market.  If the value is below market, a provision is made within the inventory obsolescence reserve.  This reserve is adjusted monthly, with changes recorded as part of cost of sales in the results of operations.

Inventory, Seasonality, Inflation and General Economic Factors

The Company attempts to keep its inventory for its product at levels that will enable shipment against orders within a three-week period.  However, certain components must be inventoried well in advance of actual orders because of time-to-acquire circumstances.   For the most part, purchases are based upon anticipated quarterly requirements, which are projected based upon sales indications received by the sales and marketing departments, and general business factors.  All of the Company's contract manufactured products and components are purchased from non-affiliated entities.  Warehousing is provided at Company facilities, and all products are shipped from the Company's warehouse facilities.

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

Contractual Obligations

The following table sets forth the contractual obligations as of November 30, 2010.  Such obligations include the current lease for the Company’s premises, written employment contracts and License Agreements.

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 years
Leases on Premises (1)	$694,120	$1,386,953	$1,386,524	$4,506,203
Royalty Expense (2)	40,000	80,000	80,000	40,000
Employment Contracts (3)	2,063,611	3,641,109	3,363,322	144,186
Other Operating Leases	128,634	110,877	12,824	---
Capital Lease Obligations	15,196	8,154	---	---
Open Purchase Orders	3,689,180	---	---	---
Total Contractual Obligations	$6,630,741	$5,227,093	$4,842,670	$4,690,389

(1)
The major lease is a net lease requiring a yearly rental of $390,835 plus Common Area Maintenance “CAM”.  See Section Part I, Item 2. The rental provided above is the base rental and estimated CAM.  CAM for future years is estimated at $150,000 up to the expiration of the lease. The lease has an annual CPI adjustment, not to cumulatively exceed 15% in any consecutive five year period.  The lease expires on May 31, 2012 and had a renewal option at fair market value for an additional five years. The Company signed a new lease for the premises beginning June 1, 2012 and expiring May 31, 2022, with a renewal option at fair market value for an additional five years.  The new lease will increase the space that the Company will rent to 81,000 square feet, and the annual rental for this space will be $486,012, with a CPI increase not to exceed 30% in any consecutive five year period.  CAM has been estimated at $207,250 per year for future years beginning June 1, 2012.  On September 26, 2007, the Company entered into a warehouse lease with Ninth Avenue Equities Co., Inc. to lease 16,438 square feet of space known as Unit B located at Murray Hill Industrial Center in East Rutherford, New Jersey for a four and a half year period.  The annual rental is $123,285 plus CPI adjustments, real estate taxes and common area maintenance expenses.  CAM is estimated at $30,000 per year for future years. The Company does not intend on renewing the lease upon the expiration at May 31, 2012.  The figures for both leases above do not include adjustments for future CPI.

(2)
See Section Part I, Item 1(f).  The Company is not required to pay any royalty in excess of realized sales if the Company chooses not to continue under the license.  The figures set forth above reflect estimates of the royalty expense anticipated minimum requirements to maintain the licenses under the various contracts for the licensed products based on fiscal 2010 sales. The more than 5 years column only reflects one year of minimum payments; the payments can continue in perpetuity in order to maintain the license.  Royalty expense noted is for Joann Bradvica.

(3)
The Company had executed Employment Contracts on December 1, 1993, with its former Chief Executive Officer, David Edell, and its former Corporate Secretary, Ira W. Berman. The contracts for both are exactly the same.  Employment under the contracts expired on December 31, 2010, and Edell/Berman became consultants for an ensuing five years in accordance with the provisions of the contract.  For the consulting services provided, Edell/Berman shall be paid consideration equal to 50% of their annual base salary plus bonus that they received in 2010. Under the provisions of the Employment Contracts, the consulting payments will increase six (6%) percent for each successive year of the consulting term.  Edell/Berman are also entitled to all benefits that they had previously received as employees for the duration of the consulting term.  The figures above include the consulting payments due under the contracts and the yearly six (6%) percent increase for the successive years of the consulting period.  Mr. Berman remains as Chairman of the Board, and both Mr. Edell and Mr. Berman remain as directors of the Company.  During the employment period, the contracts had provided for a base salary which commenced in 1994 in the amount of $300,000 (plus a bonus of 20% of the base salary), with a year-to-year CPI of 6% increase, plus 2.5% of the Company’s pre-tax income plus depreciation and amortization plus certain fringe benefits including the cost of certain life insurance, auto expenses,  and health insurance.  The 2.5% measure in the bonus provision of the Edell/Berman contracts was amended on November 3, 1998 so as to calculate it against earnings before income taxes, plus depreciation, amortization and expenditures for media and cooperative advertising in excess of $8,000,000.  On May 24, 2001, the contract was amended increasing the base salary then in effect by $100,000 per annum.  On June 1, 2001, the Company added a provision to the Contracts stating that in the event of death within the employment and consulting periods, the Company would be obligated for two successive years to pay the executive’s estate an amount equal to their total compensation at that time.

David Edell’s sons, Dunnan Edell and Drew Edell have five-year employment contracts in the amounts of $270,000 and $200,000 respectively, which expired on November 30, 2007 (See Item 11, Summary Compensation Table).  In July 2003, Dunnan Edell’s salary was increased to $300,000 and in January 2004, Drew Edell’s salary was increased to $225,000.  In fiscal 2005, Drew Edell’s salary was increased to $250,000.  Dunnan Edell is a director and during fiscal 2003 was appointed President of the Company and Chief Operating Officer. Drew Edell is the Executive Vice President of Research, and Product Development.

On February 10, 2006, the Board of Directors extended the employment contracts for Dunnan Edell and Drew Edell to December 31, 2010.  On May 17, 2007, the employment contracts for Dunnan Edell and Drew Edell were amended by the Board of Directors, extending the contracts to November 30, 2012, and increasing Dunnan Edell’s base salary to $350,000 and Drew Edell’s base salary to $275,000.  Dunnan Edell became Chief Executive Officer of the Company, effective December 1, 2011.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) amended certain provisions of Accounting Standard Codification (“ASC”) Topic 805, “Business Combinations”.  This amendment changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research & development and restructuring costs.  More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard.  This amendment promotes greater use of fair values in financial reporting. In addition, under Topic 805, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings.  Topic 805 became effective for fiscal years beginning on or after December 15, 2008.  Topic 805 will have an impact on accounting for any business acquired after the effective date of this pronouncement.

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

In April 2009, the FASB issued an amendment to ASC Topic 320, “Investments – Debt and Equity” which amends the guidance in regard to other-than-temporary impairments on debt and equity securities in the financial statements.  Topic 320 also requires additional disclosures in the financial statements that enable users to understand the types of debt and equity securities held, including those investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized.  The adoption of the amendment to Topic 320 became effective for all interim and annual reporting periods ending after June 15, 2009.  The adoption of this amended topic did not have any material impact on the Company’s financial position or results of operation.

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

In February 2010, the FASB issued ASU 2010-09, which is an update to Topic 855, “Subsequent Events”.  This update clarifies the date through which the Company is required to evaluate subsequent events.  SEC filers will be required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 was effective upon issuance, and will not have a material impact on the Company’s operations, financial condition or liquidity.

In December 2010, the FASB issued ASU 2010-28, which is an update to Topic 350, “Intangibles – Goodwill and Other”.  This update provides additional guidance with regard to performing goodwill impairment testing for reporting units with zero or negative carrying amounts.  ASU 2010-28 is effective for all interim and annual reporting periods beginning after December 15, 2010.  ASU 2010-28 is not expected to have a material impact on the Company’s operations, financial condition or liquidity.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s financial statements (See Item 15) record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value).  The investments are, categorically listed, in “Common Stock”, “Mutual Funds”, “Other Equity”, “Preferred Stock”, “Government Obligations” and “Corporate Obligations” (which, primarily, are intended to be held to maturity).  $746,769 of the Company’s $7,797,899 portfolio of investments (as at Nov. 30, 2010) is invested in the ”Common Stock” and “Other Equity” category, and $2,591,562 is invested in Preferred Stock holdings.  The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, however due to current securities market conditions, the Company cannot ascertain the risk of any future change in the market value of its’ investments.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are listed under Item 15 in this Form 10-K.  The following financial data is a summary of the quarterly results of operations (unaudited) during and for the years ended November 30, 2010 and 2009:

	Three Months Ended
Fiscal 2010	Feb. 28	May 31	Aug. 31	Nov. 30

Net Sales	$13,091,177	$14,708,108	$12,490,391	$10,055,537
Total Revenue	13,198,285	14,855,217	12,596,400	10,161,740

Cost of Products Sold	5,031,100	6,119,823	6,006,187	4,650,899
Gross Profit	8,060,077	8,588,285	6,484,204	5,404,638

Net Income (Loss)	$541,554	$(910,589)	$(598,225)	$(697,500)

Earnings (Loss) Per Share:
Basic	$0.08	$(0.13)	$(0.08)	$(0.10)
Diluted	$0.08	$(0.13)	$(0.08)	$(0.10)

	Three Months Ended
Fiscal 2009	Feb. 28	May 31	Aug. 31	Nov. 30

Net Sales	$14,758,850	$14,609,686	$15,139,754	$12,493,709
Total Revenue	14,944,466	14,748,329	15,344,595	12,634,774

Cost of Products Sold	5,616,212	5,527,838	5,616,335	5,090,190
Gross Profit	9,142,638	9,081,848	9,523,419	7,403,519

Net Income	$124,366	$694,136	$1,599,346	$1,013,796

Earnings Per Share:
Basic	$0.02	$0.10	$0.23	$0.14
Diluted	$0.02	$0.10	$0.23	$0.14

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change its accountants within the twenty-four months prior to the date of the most recent financial statements (nor since), and had no reported disagreement with its accountants on any matter of accounting principles or practices.

Item 9A. CONTROLS AND PROCEDURES

Under Section 404 of the Sarbanes-Oxley Act of 2002, The Company’s fiscal 2010 annual report is required to be accompanied by a “Section 404 Formal Report” by management on the effectiveness of internal controls over financial reporting.  The Company has engaged the services of CBIZ Risk & Advisory Services, LLC to assist in the development and implementation of procedures to determine and test the effectiveness of the Company’s internal controls over financial reporting. The Company’s officers are continually working to evaluate and confirm that the Company’s data processing software systems and other procedures are effective and that the information created by the Company’s systems adequately confirm the validity of the information upon which the Company relies.

The Company continually takes a thorough review of the effectiveness of its internal controls and procedures, including financial reporting.  It is working to strengthen all of its procedures wherever necessary.

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of November 30, 2010, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that pertain to smaller reporting companies, and permit the Company to provide only management's report in this annual report.

Management’s Report on Internal Control Over Financial Reporting

Under Section 404 of the Sarbanes-Oxley Act of 2002, our management, including our Chief Executive Officer and Chief Financial Officer, are required to assess the effectiveness of the Company’s internal control over financial reporting as of November 30, 2010 and report, based on that assessment, whether the Company’s internal controls over financial reporting are effective.

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

The Company’s management has assessed the effectiveness of its internal control over financial reporting as of November 30, 2010 using the criteria as set forth in Internal Control – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s assessment included documenting, evaluating and testing of the design and operating effectiveness of its internal control over financial reporting.  Management of the Company has reviewed the results with the Audit Committee of the Board of Directors.

Based on the Company’s assessment, management has concluded that, as of November 30, 2010, the Company’s internal control over financial reporting was effective.

/s/ DUNNAN EDELL
Dunnan Edell, Chief Executive Officer

/s/ STEPHEN A. HEIT
Stephen A. Heit, Chief Financial Officer

ITEM 9B.  OTHER INFORMATION

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have a code of ethics that applies to the Chairman of the Board, Directors, Officers and Employees, including our Chief Executive Officer and Chief Financial Officer.  You can find our code of ethics in Exhibit 14.

The Executive Officers and Directors of the Company are as follows:

NAME	POSITION	YEAR OF FIRST COMPANY SERVICE

Ira W. Berman	Chairman of the Board of Directors (1)	1983

David Edell	Director (2)	1983

Stanley Kreitman	Director	1996

Jack Polak	Director	1983

Robert Lage	Director	2003

James Mastrian	Director	2009

Dunnan Edell	Chief Executive Officer, President and Director (3)	1984

Stephen Heit	Executive Vice President and Chief Financial Officer	2005

Drew Edell	Executive Vice President-Product Development and Production, Corporate Secretary (4)	1983

John Bingman	Vice President and Treasurer	1986

(1)	Ira Berman was also Secretary and Executive Vice President until November 30, 2010.
(2)	David Edell was also Chief Executive Officer until November 30, 2010.
(3)	Dunnan Edell was also Chief Operating Officer until November 30, 2010 and became Chief Executive Officer, effective December 1, 2010.
(4)	Drew Edell became Secretary effective December 1, 2010.

Ira W. Berman, age 79, is the Chairman of the Board of Directors.  Mr. Berman is an attorney who has been engaged in the practice of law since 1955.  He received a Bachelor of Arts Degree (1953) and Bachelor of Law Degree (1955) from Cornell University, and is a member of the American Bar Association.  Mr. Berman was also Secretary and Executive Vice President until November 30, 2010, and now serves as a consultant to the Company for a five year term that commenced January 1, 2011.

David Edell, age 78, is a director of the Company, and was the Company's Chief Executive Officer until November 30, 2010.  He now serves as a consultant to the Company for a five year term that commenced January 1, 2011.  Prior to his association with the Company, he was a marketing and financial consultant; and, by 1983, he had extensive experience in the health and beauty aids field as an executive director and/or officer of Hazel Bishop, Lanolin Plus and Vitamin Corporation of America.  In 1954, David Edell received a Bachelor of Arts degree from Syracuse University.

Stanley Kreitman, age 78, is a director of the Company. He has been Vice Chairman of Manhattan Associates an equity investment firm since 1994.  He is a director of Medallion Financial Corp. (NASDAQ), Capital Lease Financial Corp. (NYSE), and KSW Corp.  He also serves as a director of the New York City Board of Corrections, Nassau County Crime Stoppers, and serves on the board of the Police Athletic League.  From 1975 to 1993 he was President of United States Banknote Corp. (NYSE) a securities printer.

Jack Polak, age 98, is a director of the Company.  He has been a private investment consultant and a banker since April 1982.  He is a certified Dutch Tax Consultant and a member of The Netherlands Federation of Certified Tax Consultants.  He was knighted on his 80th birthday by Queen Beatrix of the Netherlands for his untiring efforts on behalf of the Anne Frank Center USA for which he is still actively working as the “Chairman-Emeritus.”  On May 23, 2004, Hofstra University in Long Island, NY awarded him with an honorary doctorate in humane letters.

Robert Lage, age 74, is a director of the Company, and a retired CPA.  He was a partner at Pricewaterhouse Coopers Management Consulting Service prior to his retirement in 1997.  He has been engaged in the practice of public accounting and management consulting since 1959.  He received a BBA from Bernard Baruch College of the City University of New York in 1958.

James P. Mastrian, age 68, is a director of the Company.  He retired from the Rite Aid Corp. in August 2008.  He was the special advisor to the Chairman and Chief Executive Officer.  Prior to that, he was the Chief Operating Officer of Rite Aid Corp. from October 2005 to August 2007. He had been Senior Executive Vice President, Marketing, Logistics and Pharmacy Services from November 2002 to October 2005, and was Senior Executive Vice President, Marketing and Logistics of Rite Aid from October 2000 until November 2002. Prior to that he was Executive Vice President, Marketing from November 1999 to October 2000. Mr. Mastrian was also Executive Vice President, Category Management of Rite Aid from July 1998 to November 1999. Mr. Mastrian was Senior Executive Vice President, Merchandising and Marketing of OfficeMax, Inc. from June 1997 to July 1998 and Executive Vice President, Marketing of Revco D.S., Inc. from July 1994 to June 1997, and served in other positions from September 1990.  Mr. Mastrian also serves on the National Board of the Boys Hope Girls Hope, an international educational and residential program for academically capable abused, neglected and abandoned children.  Mr. Mastrian received a B.S. Pharmacy from the University of Pittsburgh in 1965.

Dunnan Edell is the 55 year-old son of David Edell.  He is a graduate of George Washington University.  Mr. Edell was appointed Chief Executive Officer and President of the Company, effective December 1, 2010.  He has been a director since 1994, and in fiscal 2003, he was promoted to position of President of the Company and Chief Operating Officer.  He joined the Company in 1984 and was appointed Divisional Vice-President in 1986.  He was employed by Alleghany Pharmacal Corporation from 1982 to 1984 and by Hazel Bishop from 1977 to 1981.

Stephen Heit, age 56 joined CCA in May 2005 as Executive Vice President – Operations, and was appointed Chief Financial Officer in March 2006. Prior to that he was Vice President – Business Strategies for Del Laboratories, Inc., a consumer products company that was listed on the American stock exchange, from 2003 to 2005.  Mr. Heit served as President of AM Cosmetics, Inc. from 2001 to 2003, as Chief Financial Officer from 1998 to 2003, and Corporate Secretary to the Board of Directors from 1999 to 2003.  From 1986 to 1997 he was the Chief Financial Officer of Pavion Limited, and also served on the Board of Directors.  He also served as a Director of Loeb House, Inc., a non-profit organization serving mentally handicapped adults from 1987 to 1995, and Director of Nyack Hospital Foundation from 1993 to 1995.  He received a Bachelor of Science from Dominican College in 1976, with additional graduate work in Professional Accounting at Fordham University from 1976 – 1978, and is a MBA Candidate at the University of Connecticut Graduate Business School.

Drew Edell, the 53 year-old son of David Edell, is a graduate of Pratt Institute, where he received a Bachelor's degree in Industrial Design. Mr. Edell has been Executive Vice President – Product Development and Production, and became Secretary, effective December 1, 2010.  He joined the Company in 1983, and in 1985, he was appointed Vice President of Product Development and Production.

John Bingman, age 59, received a Bachelor of Science degree from Farleigh Dickenson University in 1973.  He worked as a Certified Public Accountant who practiced with the New Jersey accounting firm of Zarrow, Zarrow & Klein from 1976 to 1986.

Committees of the Board of Directors

The Board of Directors has established three committees.  The audit committee is comprised of Robert Lage, who serves as its’ Chairman, Stanley Kreitman, and Jack Polak.  Robert Lage, Chairman of the Committee, qualifies as a “financial expert” as defined by the United States Securities and Exchange Commission in Instruction 1 to proposed Item 309 of Regulation S-K, which is set forth in the SEC Release No. 34-46701 dated October 22, 2003.  Robert Lage, Stanley Kreitman, and Jack Polak are “independent” as that term is used in Section 10(m)(3) of the Exchange Act.  The compensation committee is comprised of Stanley Kreitman, Jack Polak, James P. Mastrian and Robert Lage.  Each member of the compensation committee is “independent”.  The investment committee is comprised of Ira Berman, Stanley Kreitman, Bob Lage and Jack Polak.

Code of Ethics

The Company had adopted Standards of Business Conduct, which apply to all employees of the Company, including the Chief Executive Officer and Chief Financial Officer.  A copy of the Standard of Business Conduct may be found in the investor section of the Company’s web site, www.ccaindustries.com, under Corporate Governance.

Item 11. EXECUTIVE COMPENSATION

i. Summary Compensation Table

The following table summarizes compensation earned in the 2010, 2009 and 2008 fiscal years by the Chief Executive Officer and Chief Financial Officer (the "Named Officers"), the three most highly compensated executive officers other than the Named Officers, and the non-executive officer who would be among the three most highly compensated employees of the Company other than the Named Officers.

	Annual Compensation			Long-Term Compensation
				All Other Annual Compen-	Number of Shares Covered by Stock Options	Other Long-Term Compen-
Name and Principal Position	Year	Salary	Bonus(1)	sation(2)	Granted(3)	sation
David Edell,	2010	$930,042	$350,776	$44,888	---	0	(4)
Former Chief	2009	878,354	513,328	43,652	---	0	(4)
Executive Officer	2008	812,700	422,285	43,639	---	0	(4)

Ira W. Berman,	2010	$930,042	$350,776	$47,811	---	0	(4)
Former Secretary and	2009	878,354	513,328	45,552	---	0	(4)
Executive Vice President	2008	812,700	422,285	45,443	---	0	(4)

Dunnan Edell,	2010	$350,000	$64,000	$17,977	---	0
President, Chief	2009	350,000	96,000	17,909	---	0
Executive Officer	2008	343,269	96,000	16,632	---	0

Stephen Heit	2010	$250,000	$23,333	$12,709	---	0
Executive Vice President,	2009	250,000	35,000	10,370	---	0
Chief Financial Officer	2008	234,615	24,000	9,093	---	0

Drew Edell	2010	$275,000	$32,000	$17,140	---	0
Executive Vice	2009	275,000	48,000	12,620	---	0
President Product	2008	269,711	48,000	11,442	---	0
Development &
Production, Secretary

Jon Denis	2010	$325,000	$10,000	$11,979	---	0
Senior Executive	2009	325,000	15,000	13,252	---	0
Vice President – Sales	2008	318,750	6,250	10,578	---	0

(1)	Bonus amounts represent amounts earned in each respective fiscal year, not necessarily paid in each year.
(2)
Includes the personal use value of Company leased automobiles, the value of Company-provided life insurance, and health insurance that is made available to all employees.  The Employment Agreement of Edell/Berman expired on December 31, 2010.  Please see Item. 11, section v. - Employment Contracts/Compensation Program for further information regarding the compensation of David Edell and Ira Berman.

(3)
Information in respect of stock option plans appears below in the sub-topic, Employment Contracts/Executive Compensation Program.  For information in regard to stock appreciation rights, refer to Note 9 of the financial statements.

(4)
The Employment Agreements of Edell/Berman provides that in the event of death within the employment or consulting periods, the Company is obligated for two successive years to pay the executive’s estate an amount equal to the annual base salary and bonus.

ii.	Fiscal 2010 Option Grants and Option Exercises, Year-End Option Valuation, Option Repricing

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

There were no stock options granted or options exercised during fiscal 2010.  All outstanding options expired during fiscal 2009.

iii.	Compensation of Directors and Committees of the Board

Director	Year Ended Nov. 30, 2010
Stanley Kreitman	$17,500
Robert Lage	47,500
James Mastrian	17,500
Jack Polak	17,500

Total	$100,000

Each outside director was paid $2,500 for a conference call meeting and $5,000 per meeting for attendance at board meetings in fiscal 2010 (without additional compensation for committee meetings, other than as noted below). The full Board of Directors met three times in fiscal 2010, for an aggregate compensation of $60,000, not including Mr. Lage’s additional compensation of $30,000 as chairman of the audit committee. The Board of Directors participated in one conference call in May 2010, for an aggregate compensation of $10,000.  No stock options were awarded.

iv.	Executive Compensation Principles - Compensation Committee

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

The Compensation Committee has a charter, which was published with the proxy statement for the 2010 annual meeting of shareholders.  Compensation, including annual bonus amounts, for the executive officers named in the Summary Compensation Table (other than David Edell and Ira Berman, whose compensation and bonus were determined in accordance with their employment agreement) are recommended by Dunnan Edell, Chief Executive Officer, and approved by the Compensation Committee.

v.	Employment Contracts/Compensation Program

The total compensation program consists of both cash and equity based compensation.  The Compensation Committee (the "Committee") determines the level of salary and bonuses, if any, for key executive officers of the Company.  The Committee determines the salary or salary range based upon competitive norms.  Actual salary changes are based upon performance, and bonuses were awarded by the Committee in consideration of the employee's performance during the 2010 fiscal year.

The Company had executed Employment Contracts with its former Chief Executive Officer, David Edell, and its Chairman of the Board and former Secretary, Ira W. Berman. Mr. Berman remains as Chairman of the Board, and both Mr. Edell and Mr. Berman remain as directors of the Company.  The contracts for both are exactly the same.  Employment under the contracts expired on December 31, 2010.  The contracts provided for a base salary which commenced in 1994 in the amount of $300,000 (plus a bonus of 20% of the base salary), with a year-to-year CPI of 6% increase, plus 2.5% of the Company’s pre-tax income plus depreciation and amortization.  The 2.5% measure in the bonus provision of the Edell/Berman contracts was amended on November 3, 1998 so as to calculate it against income before income taxes, plus depreciation, amortization and expenditures for media and cooperative advertising in excess of $8,000,000.  On May 24, 2001, the contract was amended increasing the base salary then in effect by $100,000 per annum (See Item 11, Summary Compensation Table).  Upon expiration of the employment term on December 31, 2010, Mr. Edell and Mr. Berman became consultants to the Company for an ensuing five year term in accordance with the provisions of the agreement.  For the consulting services provided, Mr. Edell and Mr. Berman will be paid fifty percent (50%) of their annual base salary plus bonus that they received in 2010.  Under the provisions of the employment contracts, this amount will increase six percent (6%) per year for each successive year of the consulting term.  Mr. Edell and Mr. Berman are also entitled to all benefits that they had previously received as employees for the consulting term.  The contracts also provide that in the event of the death of Edell/Berman within the employment or consulting periods, the Company is obligated for two successive years to pay the executive’s estate an amount equal to their total compensation as that time.  The Company, per the Employment Agreement, pays for life insurance policies owned by Edell/Berman with a face value of $750,000 each.  Edell/Berman are entitled to have the Company pay for a complete physical examination and reimbursement of up to $5,000 of medical expenses during each benefit year.

David Edell’s sons, Dunnan Edell and Drew Edell have five-year employment contracts in the amounts of $270,000 and $200,000 respectively, which were to expire on November 30, 2007.  On February 10, 2006, the Board of Directors extended the contracts for Dunnan Edell and Drew Edell to December 31, 2010.  On July 1 2003, Dunnan Edell’s salary was increased to $300,000, and on January 5, 2004, Drew Edell’s salary was increased to $225,000 and in 2005, it was increased to $250,000.  On May 17, 2007, the employment contracts for Dunnan Edell and Drew Edell were extended to November 30, 2012 (See Item 11, Summary Compensation Table).  Dunnan Edell’s salary was increased to $350,000 and Drew Edell’s salary was increased to $275,000.  Dunnan Edell was appointed President and Chief Executive Officer of the Company, effective December 1, 2010.  He also serves as a director of the Company.  Prior to his appointment, Mr. Edell was President and Chief Operating Officer.  Drew Edell serves as Executive Vice President of Product Development and Production.  He was appointed Secretary, effective December 1, 2010.

vi.	Stock Option Plans

Long-term incentives are provided through the issuance of stock options.

The 1984 Stock Option Plan covered 1,500,000 shares of its Common Stock, and the 1986 Stock Option Plan covered 1,500,000 shares of its Common Stock.  On July 9, 2003, the Company’s Stock Option Plan was approved by the shareholders authorizing the issuance of options to issue up to 1,000,000 shares of common stock.

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

The exercise price of all nonqualified stock options must be at least equal to eighty-five percent (85%) of the fair market value of the underlying stock on the date of grant.  The exercise price of all Incentive Stock Options must be at least equal to the fair market value of the underlying stock on the date of grant.  The aggregate fair market value of stock of the Company  (determined at the date of the option grant) for which any employee may be granted Incentive Stock Options in any calendar year may not exceed $100,000, plus certain carryover allowances.  The exercise price of an Incentive Stock Option granted to any participant who owns stock possessing more than ten percent (10%) of the voting rights of the Company's outstanding capital stock must be at least one hundred-ten percent (110%) of the fair market value on the date of grant. As of November 30, 2010, there were no outstanding stock options.

The Company has adopted Stock Appreciation Rights incentives and Restricted Stock grants in the 2005 Amended Stock Option Plan.  No such grants were issued in fiscal 2010.  All of the terms and conditions of the Plan were included in the June 15, 2005 Proxy, which Plan was approved by the shareholders at the annual meeting.  The Proxy was incorporated by reference to the 10K Annual Report for fiscal 2005.

vii.	Performance Graph

Set forth below is a line graph comparing cumulative total shareholder return on the Company's Common Stock, with the cumulative total return of companies in the Dow Jones US Index and the cumulative total return of Dow Jones's Personal Products Index.

CCA Industries - ASE

Copyright© 2010 Dow Jones & Company. All rights reserved.

	11/05	11/06	11/07	11/08	11/09	11/10

CCA Industries, Inc.	100.00	144.41	124.28	49.61	62.60	83.39
Dow Jones US	100.00	114.42	123.47	75.77	96.73	108.50
Dow Jones US Personal Products	100.00	119.92	143.12	110.52	147.68	146.87

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock and/or Class A Common Stock as of November 30, 2010 by (i) all those known by the Company to be owners of more than five percent of the outstanding shares of Common Stock or Class A Common Stock; (ii) each officer and director; and (iii) all officers and directors as a group.

Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is beneficial owner of them.

	Number of Shares Owned (1):			Ownership, As A Percentage of All Shares Out-Standing/Assuming Option
Name and Address	Common Stock	Class A (2)	“Option Shares” (1)	Share Exercise (1)
David Edell
c/o CCA Industries, Inc.	146,609	484,615	---	8.9%
200 Murray Hill Parkway
East Rutherford, NJ 07073

Ira W. Berman
c/o CCA Industries, Inc.	160,533	483,087	---	9.1%

Stanley Kreitman
c/o CCA Industries, Inc.	15,000	---	---	0.2%

Robert Lage
c/o CCA Industries, Inc.	---	---	---	0.0%

James P. Mastrian
c/o CCA Industries, Inc.	---	---	---	0.0%

Jack Polak
c/o CCA Industries, Inc.	53,254	---	---	0.8%

Dunnan Edell
c/o CCA Industries, Inc.	97,158	---	---	1.4%

Drew Edell c/o CCA Industries, Inc.	98,108	---	---	1.4%

John Bingman c/o CCA Industries, Inc.	---	---	---	0.0%

Stephen A. Heit
c/o CCA Industries, Inc.	2,279	---	---	0.0%

All Officers and Directors as a group (10 persons)	572,941	967,702	---	21.8%

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company did not purchase any shares of common stock from officers, directors or affiliates in fiscal 2010.

During fiscal 2010, several related parties provided services to the Company, which were deemed immaterial to the financial statements.

The independent directors of the Company are: Robert Lage, Stanley Kreitman, Jack Polak and James P. Mastrian.  There were no transactions, relationships or arrangements not disclosed in this item that would need to be considered by the Company’s board of directors in determining the director’s independence.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

KGS LLP (“KGS”) served as the Company’s independent registered public accounting firm for 2010 and 2009.  The services performed by KGS in this capacity included conducting an audit in accordance with generally accepted auditing standards of, and expressing an opinion on, the Company’s consolidated financial statements.

Audit Fees

KGS’s fees for professional services rendered in connection with the audit and review of Forms 10-K and all other SEC regulatory filings were $320,000 for the 2010 fiscal year and $340,000 for the 2009 fiscal year.  The Company has paid and is current on all billed fees.

Audit Related Fees

Audit related fees billed in Fiscal 2010 and 2009 by KGS were $2,500 and $4,000 respectively.  Audit related fees consist primarily of fees billed for professional services rendered by KGS for accounting consultations and readiness consultations for Section 404 of the Sarbanes Oxley Act of 2002.

Tax Fees

KGS’s fees for professional services rendered in connection with Federal and State tax return preparation and other tax matters for the 2010 and 2009 fiscal years were $35,000 and $55,000, respectively.

All Other Fees

All other fees of $0 and $0 billed in Fiscal years 2010 and 2009, respectively, represent fees for miscellaneous services other than those described above.

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements:

Table of Contents, Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of November 30, 2010 and 2009, Consolidated Statements of Operations for the years ended November 30, 2010, 2009 and 2008, Consolidated Statements of Comprehensive (Loss) Income for the years ended November 30, 2010, 2009 and 2008, Consolidated Statements of Shareholders' Equity for the years ended November 30, 2010, 2009 and 2008, Consolidated Statements of Cash Flows for the years ended November 30, 2010, 2009 and 2008, Notes to Consolidated Financial Statements.

Financial Statement Supplementary Information:

Schedule II: Valuation Accounts; Years Ended November 30, 2010, 2009 and 2008.

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

The following reports were filed with the Securities and Exchange Commission during the three months ended November 30, 2010:

(1)
Form 8-K, filed on October 18, 2010, announcing that the Board of Directors had appointed Dunnan D. Edell as Chief Executive Officer and President of the Company, effective December 1, 2010, and that Drew Edell had been appointed Corporate Secretary effective on the same date.  It was also announced that the employment contracts of David Edell and Ira Berman will expire on December 31, 2010, and that pursuant to the terms of the contracts, they will become consultants to the Company for a period of five years, and will also continue to serve on the Board of Directors.

(2)	Form 10-Q, filed on October 15, 2010, for the quarter ended August 31, 2010

(3)
Form 8-K, filed on October 11, 2010, announcing that the Superior Court for the State of California, County of Los Angeles, Central Civil West, had entered a Final Order and Judgment in the case Denise Wally and Lauren Fleischer, etal. vs. CCA Industries, Inc.

(11)	Statement re Per Share Earnings (included in Item 15, Financial Statements).

(14)	Code of Ethics for Chief Executive Officer and Senior Financial Officers are referenced.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) included herein.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) included herein.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 included herein.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 included herein.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

CCA INDUSTRIES, INC.

By:	/s/ DUNNAN D. EDELL
DUNNAN D. EDELL, President and Chief Executive Officer

Date:	February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DUNNAN EDELL	Chief Executive Officer,	February 28, 2011
DUNNAN EDELL	President, Director

/s/ IRA BERMAN	Chairman of the Board	February 28, 2011
IRA W. BERMAN	of Directors

/s/ STEPHEN A. HEIT	Executive Vice President,	February 28, 2011
STEPHEN A. HEIT	Chief Financial Officer

/s/ DREW EDELL	Executive Vice President,	February 28, 2011
DREW EDELL	Product Development and Production

/s/ DAVID EDELL	Director	February 28, 2011
DAVID EDELL

/s/ STANLEY KREITMAN	Director	February 28, 2011
STANLEY KREITMAN

/s/ ROBERT LAGE	Director	February 28, 2011
ROBERT LAGE

/s/ JACK POLAK	Director	February 28, 2011
JACK POLAK

/s/ JAMES P. MASTRIAN	Director	February 28, 2011
JAMES P. MASTRIAN

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2010 AND 2009

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	55

FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS	56 - 57

CONSOLIDATED STATEMENTS OF OPERATIONS	58

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME	59

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY	60

CONSOLIDATED STATEMENTS OF CASH FLOWS	61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	62 - 96

SUPPLEMENTARY INFORMATION

SCHEDULE II – VALUATION ACCOUNTS	97

SIGNATURES	98 - 101

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CCA Industries, Inc.
East Rutherford, New Jersey

We have audited the consolidated balance sheets of CCA Industries, Inc. and Subsidiaries as of November 30, 2010 and 2009, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended November 30, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCA Industries, Inc. and Subsidiaries as of November 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended November 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KGS  LLP

February 28, 2011
Jericho, New York

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

A S S E T S

	NOVEMBER 30,
	2010	2009

Current Assets
Cash and cash equivalents	$8,064,255	$7,844,369
Short-term investments and marketable securities (Notes 2 and 6)	4,673,848	9,636,103
Accounts receivable, net of allowances of $1,263,250 and $1,584,814, respectively	5,990,010	7,613,273
Inventories, net of reserve for inventory obsolescence of $1,372,798 and $760,001, respectively (Notes 2 and 3)	9,077,234	8,327,277
Insurance claim receivable	361,639	---
Prepaid expenses and sundry receivables	976,108	739,139
Prepaid and refundable income taxes (Note 8)	999,702	89,535
Deferred income taxes (Note 8)	1,999,174	1,193,745

Total Current Assets	32,141,970	35,443,441

Property and equipment, net of accumulated depreciation and amortization (Notes 2 and 4)	550,689	682,921

Intangible assets, net of accumulated amortization (Notes 2 and 5)	673,580	697,506

Other assets
Marketable securities (Notes 2 and 6)	3,124,051	2,900,035
Other	65,300	65,300

Total Other Assets	3,189,351	2,965,335

Total Assets	$36,555,590	$39,789,203

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	NOVEMBER 30,
	2010	2009

Current Liabilities
Accounts payable and accrued liabilities (Note 10)	$9,101,365	$8,775,676
Capitalized lease obligations	15,197	53,233
Income taxes payable (Note 8)	---	147,153
Dividends payable (Note 12)	493,811	493,811

Total Current Liabilities	9,610,373	9,469,873
Deferred income tax liability (Note 8)	118,717	76,929
Capitalized lease obligations – long term	8,149	22,553

Total Liabilities	9,737,239	9,569,355

Commitments and Contingencies (Note 12)

Shareholders' Equity
Preferred stock, $1.00 par; authorized 20,000,000 shares; none issued	---	---
Common stock, $.01 par; authorized 15,000,000 shares; issued and outstanding 6,086,740 and 6,086,740 shares, respectively	60,867	60,867
Class A common stock, $.01 par; authorized 5,000,000 shares; issued and outstanding 967,702 and 967,702 shares, respectively	9,677	9,677
Additional paid-in capital	2,329,049	2,329,049
Retained earnings	24,454,779	28,094,783
Unrealized (losses) on marketable securities (Note 2)	(36,021)	(274,528)

Total Shareholders' Equity	26,818,351	30,219,848

Total Liabilities and Shareholders' Equity	$36,555,590	$39,789,203

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended November 30,
	2010	2009	2008

Revenues
Sales of health and beauty aid products, net	$50,345,213	$57,001,999	$56,741,133
Other income	466,429	670,165	716,813

	50,811,642	57,672,164	57,457,946
Costs and Expenses
Cost of sales	21,808,009	21,850,575	21,769,142
Selling, general and administrative expenses	21,139,743	20,037,352	22,122,849
Advertising, cooperative and promotions	7,493,282	9,667,446	10,466,740
Research and development	619,147	499,636	603,486
(Benefit from) provision for doubtful accounts	(130,192)	(4,901)	12,886
Interest expense	4,033	11,932	16,444

Total	50,934,022	52,062,040	54,991,547

Advertising Litigation Expense	2,235,465	---	---

Total Costs and Expenses	53,169,487	---	---

(Loss) Income before (Benefit) Provision for Income Taxes	(2,357,845)	5,610,124	2,466,399

(Benefit) Provision for income taxes	(693,085)	2,178,480	1,053,513

Net (Loss) Income	$(1,664,760)	$3,431,644	$1,412,886

Weighted Average Shares Outstanding
Basic	7,054,442	7,054,442	7,054,442
Diluted	7,054,442	7,054,442	7,061,646

(Loss) Earnings Per Common Share (Note 2):
Basic	$(0.24)	$0.49	$0.20
Diluted	$(0.24)	$0.49	$0.20

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended November 30,
	2010	2009	2008

Net (Loss) Income	$(1,664,760)	$3,431,644	$1,412,886

Other Comprehensive Income (Loss)
Unrealized holding gain (loss) on investments, net of tax* (Note 6, Note 8)	238,507	791,747	(875,914)

Comprehensive (Loss) Income	$(1,426,253)	$4,223,391	$536,972

*Unrealized holding gain (loss) for the years ended November 2010, 2009, and 2008 is net of a deferred tax (expense) benefit from unrealized gains (losses) of $(14,972), $39,900 and $0, respectively.

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2010, 2009 AND 2008

	COMMON STOCK		ADDITIONAL PAID IN	RETAINED	UNREALIZED GAIN (LOSS) ON MARKETABLE	TOTAL SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	EARNINGS	SECURITIES	EQUITY

Balance – November 30, 2007	7,054,442	$70,544	$2,329,049	$28,541,086	$(190,361)	$30,750,318
Net Income for the year	---	---	---	1,412,886	---	1,412,886
Dividends declared	---	---	---	(3,033,411)	---	(3,033,411)
Unrealized (loss) on marketable securities, net of tax	---	---	---	---	(875,914)	(875,914)
Balance – November 30, 2008	7,054,442	70,544	2,329,049	26,920,561	(1,066,275)	28,253,879
Net Income for the year	---	---	---	3,431,644	---	3,431,644
Dividends declared	---	---	---	(2,257,422)	---	(2,257,422)
Unrealized gain on marketable securities, net of tax	---	---	---	---	791,747	791,747
Balance – November 30, 2009	7,054,442	70,544	2,329,049	28,094,783	(274,528)	30,219,848
Net Loss for the year	---	---	---	(1,664,760)	---	(1,664,760)
Dividends declared	---	---	---	(1,975,244)	---	(1,975,244)
Unrealized gain on marketable securities, net of tax	---	---	---	---	238,507	238,507
Balance – November 30, 2010	7,054,442	$70,544	$2,329,049	$24,454,779	$(36,021)	$26,818,351

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended November 30,
	2010	2009	2008 *
Cash Flows from Operating Activities:
Net (Loss) Income	$(1,664,760)	$3,431,644	$1,412,886
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	229,476	252,998	246,165
Loss (Gain) on sale of securities	10,481	(113,272)	(88,096)
Loss on write off of fixed assets	---	3,262	---
Loss on impairment of intangible assets	21,742	23,548	1,332
(Increase) Decrease in deferred income taxes	(778,611)	40,235	(321,855)
Decrease in accounts receivable	1,623,263	617,444	888,463
(Increase) in inventory	(749,957)	(394,479)	(75,476)
(Increase) in insurance claim receivable	(361,639)	---	---
(Increase) Decrease in prepaid expenses and sundry receivables	(236,969)	(161,139)	52,893
(Increase) Decrease in prepaid and refundable income taxes	(910,167)	1,464,623	(714,465)
Increase (Decrease) in accounts payable and accrued liabilities	325,689	(1,406,835)	1,828,052
(Decrease) Increase in income taxes payable	(147,153)	147,153	---
Net Cash (Used in ) Provided by Operating Activities	(2,638,605)	3,905,182	3,229,899

Cash Flows from Investing Activities:
Acquisition of property and equipment	(95,058)	(321,293)	(289,533)
Acquisition of intangible assets	---	---	(250,000)
Purchase of available for sale securities	(12,637,821)	(20,239,331)	(25,382,587)
Proceeds from sale of available for sales securities	17,619,057	21,528,407	24,440,000

Net Cash Provided by (Used in) Investing Activities	4,886,178	967,783	(1,482,120)

Cash Flows from Financing Activities:
Increase in capital lease obligation	---	---	20,814
Payments for capital lease obligation	(52,443)	(57,696)	(51,532)
Dividends paid	(1,975,244)	(2,539,599)	(2,892,322)

Net Cash (Used in) Financing Activities	(2,027,687)	(2,597,295)	(2,923,040)

Net Increase (Decrease) In Cash and Cash Equivalents	219,886	2,275,670	(1,175,261)

Cash and Cash Equivalents at Beginning of Year	7,844,369	5,568,699	6,743,960

Cash and Cash Equivalents at End of Year	$8,064,255	$7,844,369	$5,568,699

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$4,033	$11,932	$16,444
Income taxes	1,422,836	667,945	2,086,300

Supplemental Disclosure of Non-Cash Information:
Dividends declared and accrued	$493,811	$493,811	$775,989

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

Short-Term Investments and Marketable Securities:

Short-term investments and marketable securities consist of certificates of deposits, corporate and government bonds, and equity securities.  The Company has classified its investments as Available-for-Sale securities.  Accordingly, such investments are reported at fair market value, with the resultant unrealized gains and losses reported as a separate component of shareholders' equity.   Fair value for Available-for-Sale securities is determined by reference to quoted market prices or other relevant information.

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

Depreciation and amortization are provided on the straight-line method over the following estimated useful lives or lease terms of the assets:

Machinery and equipment	5-7 Years
Furniture and fixtures	3-10 Years
Tools, dies and masters	3 Years
Transportation equipment	5 Years
Leasehold improvements	Remaining life of the lease (ranging from 1-12 years)

Intangible Assets:

Intangible assets are stated at cost.  Patents are amortized on the straight-line method over a period of 17 years.  Such intangible assets are reviewed for potential impairment on a quarterly basis.

Web Site Costs:

Certain costs incurred in creating the graphics and content of the Company’s web site have been capitalized in accordance with the Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other”, issued by the Financial Accounting Standards Board (“FASB”).  The Company has determined that these costs would be amortized over a two year period.  Web site design and conceptual costs are expensed as incurred.

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

Income Taxes (continued)

contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets.  Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized.

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

Sales Incentives

In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expense.  These accounting adjustments under ASC Topic 605-10-S99 do not affect net (loss) income.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs:

The Company’s policy for financial reporting is to charge advertising costs to expense as incurred.  Advertising, cooperative and promotional expense for the years ended November 30, 2010, 2009 and 2008 were $7,493,282, $9,667,446 and $10,466,740, respectively.

Shipping Costs:

The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expense as incurred.  For the years ended November 30, 2010, 2009 and 2008, included in selling, general and administrative expenses are shipping costs amounting to $2,706,883, $2,821,315 and $3,377,366, respectively.

Research and Development Costs:

The Company’s policy for financial reporting is to charge research and development costs to expense as incurred.  Research and development costs for the years ended November 30, 2010, 2009 and 2008 were $619,147, $499,636 and $603,486, respectively.

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

In April 2009, the SEC issued Staff Accounting Bulletin No. 111 (“SAB No. 111”).  SAB No. 111 amends Topic 5.M. in regard to other than temporary impairment of certain investments in debt and equity securities.  SAB No. 111 confirms the establishment of the “other than temporary” category of investment impairment.  The adoption of SAB No. 111 became effective upon issuance and did not have a material impact on the Company’s operations, financial condition or liquidity.

In April 2009, the FASB issued an amendment to ASC Topic 825, “Financial Instruments”.  The amendment requires disclosure of the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The amendment to Topic 825 became effective for interim reporting periods ending after June 15, 2009.  The adoption of this topic had no impact on the Company’s operations, financial condition or liquidity.

In April 2009, the FASB issued additional guidance under ASC Topic 820, “Fair Value Measurements and Disclosures”.  Topic 820 provides additional guidance for estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased, and identifying circumstances in which a transaction may not be orderly.  The adoption of this topic became effective for all interim and annual reporting periods ending after June 15, 2009.  The adoption of the additional guidance provided by Topic 820 did not have any material impact on the Company’s operations, financial condition or liquidity.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In April 2009, the FASB issued an amendment to ASC Topic 320, “Investments – Debt and Equity” which amends the guidance in regard to other-than-temporary impairments on debt and equity securities in the financial statements.  Topic 320 also requires additional disclosures in the financial statements that enable users to understand the types of debt and equity securities held, including those investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized.  The adoption of the amendment to Topic 320 became effective for all interim and annual reporting periods ending after June 15, 2009.  The adoption of this amended topic did not have any material impact on the Company’s operations, financial condition or liquidity.

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events”.  The statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  Topic 855 became effective June 15, 2009 for all subsequent reporting periods.  The adoption of Topic 855 did not have any material impact on the Company’s operations, financial condition or liquidity.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  This update identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  This update is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of ASU 2009-01 did not have any material impact on the Company’s operations, financial condition or liquidity.

In August 2009, the FASB issued ASU 2009-05, which is an update to Topic 820, “Fair Value Measurements and Disclosures”.  The update provides clarification in regard to the estimation of the fair value of a liability.  In addition, it also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  This update became effective for all interim and annual reporting periods ending after August 31, 2009.  The adoption of ASU 2009-05 did not have a material impact on the Company’s operations, financial condition or liquidity.

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

In February 2010, the FASB issued ASU 2010-09, which is an update to Topic 855, “Subsequent Events”.  This update clarifies the date through which the Company is required to evaluate subsequent events.  SEC filers will be required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 was effective upon issuance, and did not have a material impact on the Company’s operations, financial condition or liquidity.

In December 2010, the FASB issued ASU 2010-28, which is an update to Topic 350, “Intangibles – Goodwill and Other”.  This update provides additional guidance with regard to performing goodwill impairment testing for reporting units with zero or negative carrying amounts.  ASU 2010-28 is effective for all interim and annual reporting periods beginning after December 15, 2010.  ASU 2010-28 is not expected to have a material impact on the Company’s operations, financial condition or liquidity.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -	INVENTORIES

At November 30, 2010 and 2009, inventories consist of the following:

	2010	2009

Raw materials	$5,773,121	$5,246,185
Finished goods	3,304,113	3,081,092
	$9,077,234	$8,327,277

At November 30, 2010 and 2009, the Company had a reserve for obsolete inventory of $1,372,798 and $760,001, respectively.

NOTE 4 -	PROPERTY AND EQUIPMENT

At November 30, 2010 and 2009, property and equipment consisted of the following

	2010	2009

Machinery and equipment	$261,676	$217,323
Office furniture and equipment	961,378	953,208
Transportation equipment	---	---
Tools, dies, and masters	352,276	335,716
Capitalized lease obligations	263,067	263,067
Web Site	20,000	20,000
Leasehold improvements	428,761	402,785
	2,287,158	2,192,099

Less: Accumulated depreciation and amortization	1,736,469	1,509,178

Property and Equipment – Net	$550,689	$682,921

Depreciation expense for the years ended November 30, 2010, 2009, and 2008 amounted to $227,291, $246,337, and $239,504, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -	INTANGIBLE ASSETS

Intangible assets consist of Company owned trademarks and patents for ten product lines covering twenty-four countries.  The cost and accumulated amortization at November 30, 2010 and 2009 are as follows:

	2010	2009
Trademarks and patents	$822,896	$856,005
Less: Accumulated amortization	149,316	158,499
Intangible Assets – Net	$673,580	$697,506

Patents are amortized on a straight-line basis over their legal life of 17 years and trademarks are adjusted to realizable value for each quarterly reporting period. During 2010, $33,110 (including $11,368 of accumulated amortization) of intangibles was deemed to be impaired. Amortization expense for the years ended November 30, 2010, 2009 and 2008 amounted to $ 2,185, $ 6,661 and $6,661, respectively.  Estimated amortization expense for November 30, 2011, 2012, 2013, 2014 and 2015 is $2,185, $2,185, $2,163, $2,122 and $2,105, respectively.

NOTE 6 -	SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value.  The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets.  The cost and market values of the investments at November 30, 2010 and November 30, 2009 are as follows:

	November 30, 2010		November 30, 2009

Current:	COST	MARKET	COST	MARKET
Guaranteed bank
Certificates of deposit	$816,000	$821,836	$942,000	$944,910

Corporate obligations	200,000	202,364	598,370	607,189
Government obligations (including mortgage backed securities)	2,499,185	2,499,100	7,494,318	7,497,900
Preferred stock	250,000	216,140	250,000	187,720
Common Stock	667,188	710,023	189,552	196,873
Mutual funds	215,273	187,639	215,274	165,383
Other equity	70,202	36,746	70,206	36,128

Total	4,717,848	4,673,848	9,759,720	9,636,103

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -	SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (Continued)

	November 30, 2010		November 30, 2009

Non-Current:	COST	MARKET	COST	MARKET
Guaranteed bank
Certificates of deposit	---	---	816,000	818,250
Corporate obligations	750,000	748,629	200,000	205,297
Government obligations	---	---	---	---
Preferred stock	2,391,002	2,375,422	2,074,845	1,876,488
Total	3,141,002	3,124,051	3,090,845	2,900,035

Total	$7,858,850	$7,797,899	$12,850,565	$12,536,138

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -	SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

The market value at November 30, 2010 was $7,797,899 as compared to $12,536,138 at November 30, 2009.  The gross unrealized gains and (losses) were $26,440 and $(87,390) for November 30, 2010 and $35,640 and $(350,068) for November 30, 2009.  The cost and market values of the investments at November 30, 2010 were as follows:

COL. A			COL. B	COL. C	COL.D	COL.E
Name of Issuer and Title of Each Issue	Maturity Date	Interest Rate	Number of Units-Principal Amount of Bonds and Notes	Cost of Each Issue	Market Value of Each Issue at Balance Sheet Date	Amount at Which Each Portfolio of Equity Security Issue and Each Other Security Issue Carried in Balance Sheet

CERTIFICATES OF DEPOSITS

American Express Bank	05/13/11	2.050	96,000	$96,000	$96,756	$96,756
Capmark Bank	04/29/11	2.350	96,000	96,000	96,708	96,708
Citi Bank – UT	04/29/11	2.250	96,000	96,000	96,668	96,668
Discover Bank – DE	04/29/11	2.300	96,000	96,000	96,668	96,668
GE Money Bank	07/25/11	1.750	240,000	240,000	241,651	241,651
Keybank Nat’l Assoc	04/29/11	2.050	96,000	96,000	96,587	96,587
Sallie Mae	05/13/11	2.350	96,000	96,000	96,778	96,778

				816,000	821,836	821,836

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -	SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

COL. A			COL. B	COL. C	COL.D	COL.E
Name of Issuer and Title of Each Issue	Maturity Date	Interest Rate	Number of Units-Principal Amount of Bonds and Notes	Cost of Each Issue	Market Value of Each Issue at Balance Sheet Date	Amount at Which Each Portfolio of Equity Security Issue and Each Other Security Issue Carried in Balance Sheet
CORPORATE OBLIGATIONS:
American Express credit Corp	12/12/12	3.900%	250,000	250,000	251,033	251,033
Barclays Bank	10/07/13	1.150	500,000	500,000	497,600	497,600
Caterpillar Fin Service Corp	05/15/11	3.900	200,000	200,000	202,360	202,360

				950,000	950,993	950,993
GOVERNMENT OBLIGATIONS:
US Treasury Bill	02/24/11	0.000	2,500,000	2,499,185	2,499,100	2,499,100
				2,499,185	2,499,100	2,499,100

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -	SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

Name of Issuer and Title of Each Issue	Maturity Date	Interest Rate	Number of Units-Principal Amount of Bonds and Notes	Cost of Each Issue	Market Value of Each Issue at Balance Sheet Date	Amount at Which Each Portfolio of Equity Security Issue and Each Other Security Issue Carried in Balance Sheet
Preferred Stock:

Bank of America Ser H	05/01/13	8.200	20,000	250,000	248,690	248,690
Bank of America	05/28/13	8.625	20,000	250,000	250,700	250,700
Citigroup	03/30/15	0.000	7,600	199,644	201,628	201,628
Citigroup Cap XII Trups	03/30/40	8.500	10,000	255,000	265,300	265,300
Deutsche Bank Capital TR V	05/23/17	6.550	6,000	151,500	143,220	143,220
General Electric Cap Corp	11/15/32	6.100	8,800	224,845	223,256	223,256
JP Morgan Chase	06/15/33	5.875	2,000	50,000	49,960	49,960
MetLife Floater		4.000	8,000	200,000	187,680	187,680
Morgan Stanley Cap	01/15/46	6.450	6,300	149,020	154,728	154,728
Morgan Stanley Cap Tr	07/15/33	5.750	4,000	100,000	95,160	95,160
PNC	03/15/13	7.750	4,000	106,579	102,320	102,320
RBS Capital Funding		5.900	2,000	50,000	28,460	28,460
Suntrust Capital IX	03/15/68	7.875	10,000	249,559	255,000	255,000
Wells Fargo			7,000	204,855	190,660	190,660
Wells Fargo Cap Tr VIII	08/01/33	5.625	8,000	200,000	194,800	194,800

				2,641,002	2,591,562	2,591,562

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -	SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

COL. A			COL. B	COL. C	COL. D	COL. E
Name of Issuer and Title of Each Issue	Maturity Date	Interest Rate	Number of Units-Principal Amount of Bonds and Notes	Cost of Each Issue	Market Value of Each Issue at Balance Sheet Date	Amount at Which Each Portfolio of Equity Security Issue and Each Other Security Issue Carried in Balance Sheet

Common Stock:
American Electric Power Co		5.256%	7,500	254,263	267,000	267,000
Consolidate Edison Inc.		5.995	2,000	76,381	96,740	96,740
DTE Energy Company			1,200	51,648	53,460	53,460
Energy Transfer Partners			1,000	50,695	50,670	50,670
Enterprise Prods			500	21,190	21,040	21,040
Frontier Communications Corp			480	3,814	4,368	4,368
Kinder Morgan			500	34,762	35,225	35,225
Magellan Midstream			1,000	53,113	56,000	56,000
Plains All Amern			1,000	63,614	61,500	61,500
Verizon Communications			2,000	57,708	64,020	64,020
				667,188	710,023	710,023
Mutual Funds:
Dreyfus Premier Ltd High Income			16,296.314	215,273	187,639	187,639

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -	SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

COL. A			COL. B	COL. C	COL. D	COL. E

Name of Issuer and Title of Each Issue	Maturity Date	Interest Rate	Number of Units-Principal Amount of Bonds and Notes	Cost of Each Issue	Market value of Each Issue at Balance Sheet Date	Amount at Which Each Portfolio of Equity Security Issue and Each Other Security Issue Carried in Balance Sheet

PIMCO Floating Rate Strategy			2,900	70,202	36,746	36,746

Totals				$7,858,850	$7,797,899	$7,797,899

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -	SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

During the years ended November 30, 2010, 2009 and 2008, available-for-sale securities were liquidated and proceeds amounting to $17,619,057, $21,528,407 and $24,440,000 were received, with resultant realized (losses) gains totaling $(10,481), $113,272, and $88,096, respectively.  Cost of available-for-sale securities includes unamortized premium or discount.

The Company had, at November 30, 2009, an auction rate bond issued by the New Jersey State Higher Education Assistance Authority (“NJHE”).  The bond was recorded as a non-current marketable security.  The NJHE bond had an original par value of $500,000, a maturity date of December 1, 2040, a rating of AA by S&P, and had been placed on negative watch.  Beginning in February 2008, more shares for sale were submitted in the regularly scheduled auctions for the NJHE auction rate bonds than there were offers to buy. This meant that these auctions "failed to clear" and that many or all auction bond holders who wanted to sell their shares in these auctions were unable to do so.  The Company had recognized a temporary impairment charge of $40,000 against the $500,000 par value of the bond in fiscal 2008. The Company recognized an additional impairment charge of $60,000 in the second quarter of 2009, for a total impairment charge of $100,000.  Due to the notification by Wells Fargo Investments of its intent to repurchase the NJHE bond, the Company reversed the impairment charges previously recognized as of November 30, 2009.  In March 2010, the Company received payment in the amount of $500,000 from Wells Fargo Securities, LLC, which was the par value of the New Jersey Higher Education Bond.

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -	SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

Description	November 30, 2010	Quoted Market Price in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)
Bank Certificates of Deposit	$821,836	$	---	$821,836
Corporate obligations	950,993		---	950,993
Government Obligations	2,499,100		2,499,100	---
Preferred Stock	2,591,562		2,591,562	---
Common Stock	710,023		710,023	---
Mutual Funds	187,639		187,639	---
Other Equity	36,746		---	36,746

Total	$7,797,899		$5,988,324	$1,809,575

Description	November 30, 2009	Quoted Market Price in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)
Bank Certificates of Deposit	$1,763,157	$	---	$1,763,157
Corporate obligations	812,490		---	812,490
Government Obligations	7,497,900		6,997,900	500,000
Preferred Stock	2,064,208		2,064,208	---
Common Stock	196,872		196,872	---
Mutual Funds	165,383		165,383	---
Other Equity	36,128		---	36,128

Total	$12,536,138		$9,424,363	$3,111,775

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -	SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

The following table discloses a reconciliation of the NJHE bond Level 2 investment at measured fair value during the year ended November 30, 2009:

Beginning Balance as of December 1, 2008	$460,000
Unrealized (loss) as of May 31, 2009	(60,000)
Ending Balance as of May 31, 2009	400,000
Unrealized gain as of November 30, 2009	100,000
Ending Balance as of November 30, 2009	$500,000

There was no realized income or loss from the Level 2 NJHE bond investment during the fiscal year ended November 30, 2010.  The NJHE bond was repurchased from the Company by Wells Fargo Securities, LLC in March 2010.

NOTE 7 -	LINE OF CREDIT

The Company had a $20,000,000 unsecured line of credit which expired on August 31, 2009.  The Company elected not to renew the line of credit.  The unsecured line was subject to certain financial covenants.  The Company had never utilized the line of credit, and as of November 30, 2010 and November 30, 2009, there was no outstanding balance.

NOTE 8 -	INCOME TAXES

CCA and its subsidiaries file a consolidated federal income tax return.

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”.  Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of November 30, 2010 and November 30, 2009. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  There were no penalties or related interest for the fiscal years ended November 30, 2010 and ended November 30, 2009.

The United States Internal Revenue Service completed in 2009 an examination of the Company’s U.S. tax return for fiscal 2006.  As a result of that examination, the Company received a refund of $94,195 in federal taxes for the 2006 fiscal year.  The audit adjustments resulted in refunds from amended state tax returns in 2006 of $28,145, and an additional $196,335 in refunds from federal and state amended returns for fiscal 2007.  The refunds resulted in the decreased effective tax rate for fiscal 2009.  The Company had $547,566 of officer salaries during fiscal 2010 that were not deductible for tax purposes in calculating the income tax provision.   As of November 30, 2010, the Company had unrealized losses on its investments of $60,950, which, if realized, would have a tax benefit of $24,929.  The Company had a net operating loss of $1,369,822 that it has elected to carry forward to the 2011 fiscal year.  The net operating loss deduction for carry forward purposes would expire at the end of fiscal 2030.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -	INCOME TAXES (Continued)

At November 30, 2010 and 2009, respectively, the Company has temporary differences arising from the following:

	November 30, 2010

Type	Amount	Deferred Tax	Classified As Short-Term Asset		Long- Term (Liability)

Depreciation	$(290,262)	$(118,717)	$	---	$(118,717)
Unrealized loss on xinvestments	60,950	24,929		24,929	---
Reserve for bad debts	24,739	10,119		10,119	---
Reserve for returns	1,238,510	506,551		506,551	---
Reserve for obsolete inventory	1,372,798	561,474		561,474	---
Vacation accrual	251,083	102,693		102,693	---
Net operating loss	1,369,823	560,257		560,257	---
Charitable contributions	285,221	116,655		116,655	---
Section 263A costs	284,831	116,496		116,496	---

Net deferred income tax		$1,880,457		$1,999,174	$(118,717)

Valuation allowance		---		---	---
Net deferred income tax		$1,880,457		$1,999,174	$(118,717)

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -	INCOME TAXES (Continued)

	November 30, 2009
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset		Long- Term (Liability)

Depreciation	$(192,804)	$(76,929)	$	---	$(76,929)
Unrealized loss on investments	314,428	125,457		125,457	---
Reserve for bad debts	131,223	52,358		52,358	---
Reserve for returns	1,453,591	579,983		579,983	---
Reserve for obsolete inventory	760,001	303,240		303,240	---
Vacation accrual	276,161	110,188		110,188	---
Charitable Contributions	9,569	3,818		3,818	---
Section 263A costs	261,298	104,258		104,258	---

Deferred income tax		1,202,373		1,279,302	(76,929)
Valuation allowance		(85,557)		(85,557)	---
Net deferred income tax		$1,116,816		$1,193,745	$(76,929)

Income tax expense (benefit) is made up of the following components:

	November 30, 2010
	Federal	State & Local	Total
Current tax (benefit) expense	$(390)	$85,916	$85,526
Deferred tax (benefit)	(605,740)	(172,871)	(778,611)
	$(606,130)	$(86,955)	$(693,085)

	November 30, 2009
	Federal	State & Local	Total
Current tax expense	$1,613,144	$525,101	$2,138,245
Deferred tax expense	30,981	9,254	40,235
	$1,644,125	$534,355	$2,178,480

	November 30, 2008
	Federal	State & Local	Total
Current tax expense	$1,030,348	$345,020	$1,375,368
Deferred tax (benefit)	(241,116)	(80,739)	(321,855)
	$789,232	$264,281	$1,053,513

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -	INCOME TAXES (Continued)

Prepaid and refundable income taxes are made up of the following components:

	Federal x		State & Local	Total x

November 30, 2010		$519,825	$479,877	$999,702

November 30, 2009	$	---	$89,535	$89,535

Income tax payable is made up of the following components:

	Federal x	State & Local	Total
November 30, 2009	$61,303	$85,850	$147,153

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -	INCOME TAXES (Continued)

A reconciliation of income tax expense computed at the statutory rate to income tax expense at the effective rate for each of the three years ended November 30, 2010, 2009 and 2008 is as follows:

	2010		2009		2008
		Percent		Percent		Percent Of Pretax
	Amount	Amount	Amount	Amount	Amount	Income
Income tax expense at federal statutory rate	$(801,667)	34.00%	$1,907,442	34.00%	$838,576	34.00%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal income tax benefit	(128,045)	5.43	320,899	5.72	141,078	5.72

Non-deductible expenses and other adjustments	236,627	(10.04)	(49,861)	(0.89)	73,859	2.99

Income tax (benefit) expense at effective rate	$(693,085)	29.39%	$2,178,480	38.83%	$1,053,513	42.71%

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -	STOCK-BASED COMPENSATION

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

On September 27, 2007, the Company granted stock appreciation rights for 10,000 shares to its Executive Vice President of Sales, at $9.40 per share, which was the price of the stock on the day of the grant.  The stock appreciation rights granted do not vest until two years after the grant date and expire five years after the grant date.  Upon exercise, the option value would be paid through the issuance of Company stock.  The Company had no charge against earnings in fiscal 2010, 2009 or 2008, and anticipates no charges in fiscal 2011 based on the current market value of the stock.  The amounts for future years can change, as the valuation of the fair value, as required by ASC Topic 718, involves factors such as the Company’s dividend yield, interest rates, and share price volatility, all of which are subject to change.  The Company has made its estimate of fiscal 2011 year charges against earnings based on those factors as of November 30, 2010.

The following summarizes stock option activity for the two years ended November 30, 2010 and 2009:

	Number of Shares	Weighted Average exercise price of Outstanding Options		Weighted Average Remaining Life	Intrinsic Value

Outstanding December 1, 2008	126,000		$8.00	1.35	---
Granted	---		---	---	---
Exercised	---		---	---	---
Forfeited	126,000		8.00	---	---
Outstanding November 30, 2009	---		---	---
Granted	---		---	---	---
Exercised	---		---	---	---
Forfeited	---		---	---	---
Outstanding November 30, 2010	---	$	---	---	---

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -	ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

	November 30, (In Thousands)
	2010	2009

Coop advertising	$1,610	$1,218
Accrued returns	1,317	1,207
Accrued bonuses	*	482
Media	*	548
	$2,927	$3,455

*Did not exceed 5% of total liabilities at November 30, 2010

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -	OTHER INCOME

Other income was comprised of the following:

	November 30,
	2010	2009	2008

Interest income	$137,545	$211,644	$340,795
Dividend income	136,756	158,973	94,775
Realized (loss) gain on sale of securities	(10,481)	113,272	88,096
Royalty income	157,850	151,768	169,482
Miscellaneous	44,759	34,508	23,665
	$466,429	$670,165	$716,813

NOTE 12 -	COMMITMENTS AND CONTINGENCIES

Leases

The Company currently occupies approximately 58,625 square feet of space used for warehousing and corporate offices.  The annual rental for this space is $390,835, with a CPI increase not to exceed 15% in any consecutive five year period.  The lease requires the Company to pay for additional expenses “Expense Rent” (Common Area Maintenance “CAM”), which includes real estate taxes, common area expense, utility expense, repair and maintenance expense and insurance expense. CAM was estimated at $150,000 for the fiscal year ended November 30, 2010, and for future lease commitments through the lease May 31, 2012.  The lease expires on May 31, 2012 and had a renewal option for an additional five years.  The Company signed a new lease for the premises beginning June 1, 2012 and expiring May 31, 2022, with a renewal option for an additional five years.  The new lease will increase the space that the Company will rent to a total of 81,000 square feet, and the annual rental for this space will be $486,012, with a CPI increase not to exceed 30% in any consecutive five year period.  CAM was estimated at $207,250 per year for future years beginning June 1, 2012.

On September 26, 2007 the Company entered into an additional lease for warehouse space at 99 Murray Hill Parkway, East Rutherford, New Jersey for a term commencing November 1, 2007 and ending on May 31, 2012.  The premise comprises 16,438 square feet of space to be used for warehousing and storage.  The annual rent is $123,285.  The lease requires the Company to pay for additional expenses “Expense Rent” (Common Area Maintenance “CAM), which includes real estate taxes, common area expense, certain utility expense, repair and maintenance expense and insurance expense.  For the fiscal year ended November 30, 2010, CAM was $30,699.  The Company does not intend on renewing the lease at expiration.  CAM is estimated at $30,000 for future years up to the expiration of the lease on May 31, 2012.

Rent expense for the years ended November 30, 2010, 2009 and 2008 was $631,139, $618,311 and $671,708, respectively.

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

Future commitments under non cancelable operating lease agreements having a remaining term in excess of one year for each of the next five (5) years and in the aggregate are as follows:

Year Ending November 30,
2011	822,754
2012	779,665
2013	718,165
2014	706,086
2015	693,262

Royalty Agreements

In 1986, the Company entered into a license agreement with Alleghany Pharmacal Corporation (the “Alleghany Pharmacal License”).  The Alleghany Pharmacal License agreement provided that when, in the aggregate, $9,000,000 in royalties have been paid thereunder, the royalty rate for those products originally “charged” at 6% will be reduced to 1%.  The Company paid an aggregate of $9,000,000 in royalties to Alleghany as of April 2003.  Commencing May 1, 2004, the license royalty was reduced to 1%.  The royalties incurred to Alleghany-Pharmacal under the license were $96,484 for the fiscal year ended November 30, 2010.

In May of 1998, the Company entered into a License Agreement with Solar Sense, Inc. for the marketing of sun care products under trademark names.  The Company’s License Agreement with Solar Sense, Inc. is for the exclusive use of the trademark names “Solar Sense” and “Kids Sense”, in connection with the commercial exploitation of sun care products.  The Solar Sense License requires the Company to pay a royalty of 5% on net sales of said licensed products until $1 million total royalties are paid, at which time the royalty rate will be reduced to 1% for a period of twenty-five years. The royalty incurred to Solar Sense, Inc. under the License Agreement was $71,232 for the fiscal year ended November 30, 2010.

In October of 1999, the Company entered into a License Agreement with The Nail Consultants, Ltd. for the use of an activator invented in connection with a method for applying a protective covering to fingernails.  The Company’s License Agreement with The Nail Consultants, Ltd. is for the exclusive use of the method and its composition in a new product kit packaged and marketed by CCA under its own name, “Nutra Nail Power Gel”.  The Company pays a royalty of 5% of net sales of all licensed product sold.  Royalties incurred to The Nail Consultants, Ltd. under the License Agreement were $4,631 for the fiscal year ended November 30, 2010.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -	COMMITMENTS AND CONTINGENCIES (Continued)

Royalty Agreements (Continued)

On February 26, 2004, the Company entered into an agreement with Dr. Stephen Hsu. PhD. to create green tea skin care products.  Dr. Hsu is entitled to a commission of 3% of the net factory sales of all of the Company’s products using the green tea serum created exclusively for the Company by Dr. Hsu.  The Company incurred commissions of $42,174 to Dr. Hsu for the fiscal year ended November 30, 2010.

On May 18, 2004, The Company entered into a license agreement with Tea-Guard, Inc. to manufacture and distribute Mega -T Green Tea chewing gum and Mega -T Green Tea mints.  The Company pays a royalty of 6% of net sales of all products sold under the license agreement.  The license agreement was amended on March 31, 2009, granting the Company a non-exclusive license, with no minimum royalty required.  The royalty rate of 6% of net sales will remain unchanged during the term, including any term renewals, of the amended license agreement.  The Company incurred royalties of $15,117 to Tea-Guard, Inc. for the fiscal year ended November 30, 2010.

Effective November 3, 2008, the Company entered into an agreement with Continental Quest Corp., to purchase certain trademarks and inventory relating to the Pain Bust R business for $285,106 paid at closing.  In addition, the Company agreed to pay a royalty equal to 2% of net sales of all Pain Bust R products, which are topical analgesics, until an aggregate royalty of $1,250,000 is paid, at which time the royalty payments will cease.  The Company incurred royalties of $21,315 to Continental Quest Corp. for the fiscal year ended November 30, 2010.

On March 22, 2002, the Company entered into an agreement with Joann Bradvica, granting the Company an exclusive license to manufacture and sell an Earlobe Patch Support for Earrings.  The agreement provided for a royalty of 10% of net sales of the licensed product.  A new agreement was entered into and effective on June 8, 2009 at the same royalty rate, and provides for a minimum royalty of $40,000 for annual periods beginning July 1, 2009 in order to maintain the license.  The Company incurred royalties of $38,053 to Joann Bradvica for the fiscal year ended November 30, 2010.

On March 14, 2009, the Company entered into an agreement with LaRosa Innovation, LLC, granting the Company an exclusive license to manufacture and sell Instant Arm Lifts and Instant Thigh Lifts.  The agreement provides for a royalty of 5% of net sales until the Licensor receives $5,000,000 in aggregate royalties, at which time the royalty rate shall be reduced to 1% of net sales.  The license agreement provides for a minimum royalty of $150,000 for the first eighteen month period of the agreement, and $150,000 per year thereafter in order to maintain the license.  The Company incurred royalties of ($8,860) to LaRosa Innovations, LLC for the fiscal year ended November 30, 2010, representing a portion of the initial eighteen-month minimum royalty period.  The Company informed LaRosa Innovations, LLC in May, 2010 that it was not going to continue marketing the licensed products.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -	COMMITMENTS AND CONTINGENCIES (Continued)

Royalty Agreements (Continued)

The Company is not party to any other license agreement that is currently material to its operations.

Total royalty costs expensed by licensor for each fiscal year are as follows:

Summary Licensor	2010	2009	2008

Solar Sense	$71,232	$38,607	$56,051
Alleghany	96,484	96,769	82,541
Lobe Wonder	38,053	37,392	17,695
Tea-Guard	15,117	36,586	44,866
Nail Consultants	4,631	7,280	37,071
Dr Hsu	42,174	80,832	240,215
Spiffer	---	223	4,815
Perlman	---	(572)	5,876
Pain Bust*R II	21,315	12,301	508
Hugger	4,406	461	---
Instant Lift	(8,860)	21,026	---

Employment Contracts

The Company had executed Employment Contracts with David Edell, its former Chief Executive Officer and Ira Berman, former Corporate Secretary.  Mr. Berman remains as Chairman of the Board, and both Mr. Edell and Mr. Berman (the “Executives”) remain as directors of the Company.  The contracts for both are exactly the same.  Employment under the contracts expired on December 31, 2010.  The contracts had provided for a base salary which commenced in 1994 in the amount of $300,000, with a year-to-year CPI of 6% plus 2.5% of the Company’s pre-tax income plus depreciation and amortization, plus 20% of the base salary for the fiscal year plus fringes.  The “2.5% measure” in the bonus provision of the two contracts was amended on November 3, 1998 so as to calculate it against income before income taxes, plus depreciation, amortization and expenditures for media and cooperative advertising in excess of $8,000,000.  On May 24, 2001, the contract was amended increasing the base salary then in effect by $100,000 per annum.  Upon expiration of the employment term on December 31, 2010, the Executives became consultants to the Company for an ensuing five year term in accordance with the provisions of the agreement.  For the consulting

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -	COMMITMENTS AND CONTINGENCIES (Continued)

Employment Contracts (Continued)

services provided, the Executives will be paid fifty percent (50%) of their annual base salary plus bonus that they received in 2010.  Under the provisions of the employment contracts, this amount will increase six (6%) percent per year for each successive year of the consulting term.  The Executives are also entitled to all benefits that they had previously received as employees for the consulting term.  Upon the death of the Executives within the consulting period, the Company is obligated for two successive years to pay their respective estate an amount equal to their total compensation at that time.

David Edell’s sons, Dunnan Edell and Drew Edell had five year employment contracts in the amounts of $270,000 and $200,000 respectively, which were to expire on November 2007.  On February 10, 2006, the Board of Directors extended the contracts for Dunnan Edell and Drew Edell to December 31, 2010.   Dunnan Edell is a director, Chief Executive Officer and President of the Company.  Drew Edell is the Executive Vice President of Product Development and Production and Corporate Secretary.  On July 1, 2003, Dunnan Edell’s salary was increased to $300,000, and on January 5, 2004 Drew Edell’s salary  was increased to $225,000 and in 2005, it was increased to $250,000.  On May 17, 2007 the Board of Directors amended the contracts for Dunnan Edell and Drew Edell, extending the contracts to November 30, 2012, and increasing the base salary to $350,000 and $275,000 respectively.

Collective Bargaining Agreement

The Company signed a new collective bargaining agreement with Local 108, L.I.U. of N.A., AFL-CIO that became effective January 1, 2011.  The new agreement is effective for a one year term expiring December 31, 2011.  Other than standard wage, holiday, vacation and sick day provisions, the agreement calls for CCA to contribute to the Recycling and General Industrial Union Local 108 Welfare Fund (“Welfare Fund”) certain benefit costs.  The Welfare Fund provides medical, dental and life insurance for the Company’s employees covered under the collective bargaining agreement.  This agreement pertains to 28% of the CCA labor force.

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

The Company recorded a charge of $2,500,000 as an advertising litigation expense during the second quarter of 2010, with the resultant liability recorded as an accrued liability. During fiscal 2010 the Company incurred legal fees related to the litigation of $210,465.  The Company also recorded, as a result of the insurance settlement, an insurance claim receivable of $475,000, during the second quarter of 2010. The advertising litigation expense was reduced by the amount of the insurance claim receivable. As of November 30, 2010, the insurance carrier has made payments of $113,361 against the Company’s claim, leaving an insurance receivable balance of $361,639.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -	COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)

The net cost of the litigation is reflected in the consolidated statements of operations as     advertising litigation expense and consists of the following for each fiscal year:

	2010	2009		2008

Litigation settlement	$2,500,000	$	---	$	---
Legal expenses incurred	210,465		---		---
Insurance claim settlement	(475,000)		---		---

Litigation expense - Net	$2,235,465	$	---	$	---

There is no other significant litigation presently outstanding against the Company.

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

On December 21, 2009, the board of directors declared a $0.07 per share dividend for the first quarter ended February 28, 2010.  The dividend was payable to all shareholders of record as of February 1, 2010 and was paid on March 1, 2010.  On February 23, 2010, the Board of Directors declared a $0.07 per share dividend for the second quarter ended May 31, 2010.  The dividend was payable to all shareholders of record on May 3, 2010 and was paid on June 3, 2010.  On May 28, 2010, the Board of Directors declared a $0.07 per share dividend for the third quarter ended August 31, 2010. The dividend was payable to all shareholders of record on August 2, 2010 and was paid on September 2, 2010.  On October 13, 2010, the Board of Directors declared a $0.07 dividend for the fourth quarter ending November 30, 2010. The dividend was payable to all shareholders of record as of the close of business on November 1, 2010, and was paid on December 1, 2010.

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

During the years ended November 30, 2010, 2009 and 2008, certain customers each accounted for more than 5% of the Company's net sales, as follows:

	For the Year Ended November 30,
Customer	2010	2009	2008

Walmart	41%	36%	44%
Walgreen	13%	14%	10%
CVS	5%	7%	7%
Rite Aid	*	6%	5%

Foreign Sales	4.4%	5.6%	4%

* under 5%

The loss of any one of these customers could have a material adverse affect on the Company’s earnings and financial position.

During the years November 30, 2010, 2009 and 2008, certain products within the Company’s product lines accounted for more than 10% of the Company’s net sales as follows:

	For the Year Ended November 30,
Category	2010	2009	2008

Dietary Supplement	33%	42%	33%
Skin Care	30%	28%	29%
Oral Care	20%	16%	25%
Nail Care	10%	10%	10%

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -	CONCENTRATION OF RISK (Continued)

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

NOTE 15 -	SUBSEQUENT EVENTS

On January 14, 2011, the Company filed Form 8-K with the United States Securities and Exchange Commission announcing that the Company had voluntarily requested that its customers return one (1) lot consisting of approximately 29,459 units of its Plus White whitening gel which was shipped in December 2010 and January 2011. The gel subsequently liquefied (a cosmetic change) which caused the product to lose its efficacy. The Company agreed to replace the units or credit all trade accounts and refund any consumer for their purchase of the defective product. The Company believes that the gross sales of the defective merchandise delivered to customers were approximately $98,000, however we do not know at this time the extent of the total damages which we may sustain.

On January 28, 2011, the Board of Directors declared a $0.07 per share dividend for the first quarter of 2011 to all shareholders of record as of February 10, 2011 and payable on March 10, 2011.

On February 9, 2011, the Board of Directors of the Company declared a dividend, payable to holders of record as of the close of business on February 22, 2011 of one preferred stock purchase right (a Right) for each outstanding share of common stock, par value $0.01 per share, and of Class A common stock, par value $0.01 per share, of the Company (together, the Common Stock).  In addition, the Company will issue one Right with each new share of Common Stock issued.  In connection therewith, on February 9, 2011, the Company entered into a Stockholder Protection Rights Agreement (as amended from time to time, the Rights Agreement) with American Stock Transfer & Trust Company LLC, as Rights Agent, which has a term of one year, unless amended by the Board of Directors (and in certain circumstances with certain stockholder approval) in accordance with the terms of the Rights Agreement.  The Rights will initially trade with and be inseparable from our Common Stock and will not be evidenced by separate certificates unless they become exercisable.  Each Right entitles its holder to purchase from the Company one-hundredth of a share of participating preferred stock having economic and voting terms similar to the Common Stock at an exercise price of $18 per Right, subject to adjustment in accordance with the terms of the Rights Agreement, once the Rights become exercisable.  Under the Rights Agreement, the Rights become exercisable if any person or group acquires 20% or more of the Common Stock or, in the case of any person or group that owned 20% or more of the Common Stock as of February 9, 2011, upon the acquisition of any additional shares by such person or group.  The Company, its subsidiaries, employee benefit plans of the Company or any of its subsidiaries and any entity holding Common Stock for or pursuant to the terms of any such plan are excepted.  Upon exercise of the Right in accordance with the Rights Agreement, the holder would be able to purchase a number of shares of Common Stock from the Company having an aggregate market price (as defined in the Rights Agreement) equal to twice the then-current exercise price for an amount in cash equal to the then-current exercise price.  In addition, the Company may, in certain circumstances and pursuant to the terms of the Rights Agreement, exchange the Rights for one share of Common Stock or an equivalent security for each Right or, alternatively, redeem the Rights for $0.001 per Right.  The Rights will not prevent a takeover of our Company, but may cause substantial dilution to a person that acquires 20% or more of the Company’s Common Stock.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 -	EARNINGS PER SHARE

Basic (loss) earnings per share is calculated using the average number of common shares outstanding.  Diluted (loss) earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock method”.

	Year Ended November 30,
	2010	2009	2008

Net (loss) income available for common shareholders	$(1,664,760)	$3,431,644	$1,412,886

Weighted average common shares outstanding- Basic	7,054,442	7,054,442	7,054,442

Net effect of dilutive stock options	---	---	7,204

Weighted average common shares and common shares equivalents - Diluted	7,054,442	7,054,442	7,061,646

Basic (loss) earnings per share	$(0.24)	$0.49	$0.20
Diluted (loss) earnings per share	$(0.24)	$0.49	$0.20

SCHEDULE II
CCA INDUSTRIES, INC. AND SUBSIDIARIES

VALUATION ACCOUNTS

YEARS ENDED NOVEMBER 30, 2010, 2009 AND 2008
COL. A	COL. B	COL. C	COL. D		COL. E
	Balance at Beginning Of Year	Additions Charged To Costs and Expenses	Deductions		Balance At End Of Year
Description

Year Ended November 30, 2010:
Allowance for doubtful accounts	$131,223	$379,967		$486,451	$24,739
Reserve for returns and allowances	1,453,591	3,630,694		3,845,774	1,238,511

	$1,584,814	$4,010,661		$4,332,225	$1,263,250

Reserve of inventory obsolescence	$760,001	$969,942		$357,145	$1,372,798

Year Ended November 30, 2009:
Allowance for doubtful accounts	$154,291	$(23,068)	$	---	$131,223
Reserve for returns and allowances	668,738	3,518,949		2,734,096	1,453,591

	$823,029	$3,495,881		$2,734,096	$1,584,814

Reserve of inventory obsolescence	$578,941	$538,653		$357,593	$760,001

Year Ended November 30, 2008:
Allowance for doubtful accounts	$141,607	$12,684	$	---	$154,291
Reserve for returns and allowances	732,696	2,118,592		2,182,550	668,738

	$874,303	$2,131,276		$2,182,550	$823,029

Reserve of inventory obsolescence	$604,746	$173,715		$199,520	$578,941