Form 10-Q
period 2011-02-28
CCA INDUSTRIES INC
filed 2011-04-14
CIK 721447

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-31643

CCA Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2795439 (IRS Employer Identification No.)

200 Murray Hill Parkway
East Rutherford, NJ 07073
(Address of principal executive offices)

(201) 330-1400
(Registrant's telephone number, including area code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of February 28, 2011 there were (i) 6,086,740 shares of the issuer's common stock, par value $0.01, outstanding; and (ii) 967,702 shares of the issuer's Class A common stock, par value $0.01, outstanding.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS

		RESTATED
	February 28, 2011	November 30, 2010
	(Unaudited)
Current Assets
Cash and cash equivalents	$8,932,900	$8,064,255
Short-term investments and marketable securities	2,443,117	4,673,848
Accounts receivable, net of allowances of $1,191,524 and $1,263,250, respectively	9,363,537	5,990,010
Inventories, net of reserve for inventory obsolescence of $1,349,230 and $1,372,798, respectively	8,447,776	9,077,234
Insurance claim receivable	—	361,639
Prepaid expenses and sundry receivables	569,992	976,108
Prepaid and refundable income taxes	988,818	999,702
Deferred income taxes	1,478,809	1,755,783

Total Current Assets	32,224,949	31,898,579

Property and Equipment, net of accumulated depreciation and amortization	514,327	550,689

Intangible Assets, net of accumulated amortization	673,464	673,580

Other Assets
Marketable securities	2,950,849	3,124,051
Other	65,300	65,300

Total Other Assets	3,016,149	3,189,351

Total Assets	$36,428,889	$36,312,199

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Continued)

LIABILITIES AND SHAREHOLDERS' EQUITY

		RESTATED
	February 28, 2011	November 30, 2010
	(Unaudited)
Current Liabilities
Accounts payable and accrued liabilities	$8,722,176	$8,506,279
Capitalized lease obligation—current portion	8,020	15,197
Income taxes payable	7,500	—
Dividends payable	493,811	493,811

Total Current Liabilities	9,231,507	9,015,287
Deferred tax liability	115,826	118,717
Capitalized lease obligations-long term	5,924	8,149

Total Liabilities	9,353,257	9,142,153

Shareholders' Equity
Preferred stock, $1.00 par; authorized 20,000,000 shares; none issued	—	—
Common stock, $.01 par; authorized 15,000,000 shares; 6,086,740 shares issued and outstanding	60,867	60,867
Class A common stock, $.01 par; authorized 5,000,000 shares; 967,702 shares issued and outstanding	9,677	9,677
Additional paid-in capital	2,329,049	2,329,049
Retained earnings (Restated November 30, 2010)	24,655,768	24,806,474
Unrealized Gain (Loss) on marketable securities	20,271	(36,021)

Total Shareholders' Equity	27,075,632	27,170,046

Total Liabilities and Shareholders' Equity	$36,428,889	$36,312,199

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended February 28,
	2011	2010
Revenues
Sales of health and beauty aid products—Net	$12,410,914	$13,091,177
Other income	160,192	107,108

Total Revenues	12,571,106	13,198,285

Costs and Expenses
Costs of sales	4,730,374	5,031,100
Selling, general and administrative expenses	5,461,283	5,468,631
Advertising, cooperative and promotional expenses	1,657,803	1,551,506
Research and development	139,470	146,526
Bad debt (recovery) expense	(14,784)	46,275
Interest expense	344	1,747

Total Costs and Expenses	11,974,490	12,245,785

Income before
Provision for Income Taxes	596,616	952,500
Provision for income taxes	253,511	410,946

Net Income	$343,105	$541,554

Earnings per Share:
Basic	$0.05	$0.08

Diluted	$0.05	$0.08

Weighted Average Common Shares Outstanding:
Basic	7,054,442	7,054,442

Diluted	7,054,442	7,054,442

Cash dividends declared per common share	$0.07	$0.07

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended February 28,
	2011	2010
Net Income	$343,105	$541,554
Other Comprehensive
Income—Unrealized gain on investments, net of tax*	56,293	184,286

(Note 7, Note 12)
Comprehensive Income	$399,398	$725,840

*
Unrealized holding gains for the three months ended February 28, 2011 and 2010 is net of a deferred tax (expense) benefit from unrealized gains of ($38,957) and $20,012, respectively.

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	February 28, 2011	February 28, 2010
Cash Flows from Operating Activities:
Net income	$343,105	$541,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,277	64,203
Bad debt expense recovery	14,130	(6,243)
(Gain) on sale of securities	(815)	(4,134)
Deferred income taxes	235,126	(15,160)
Change in Operating Assets and Liabilities:
(Increase) in accounts receivable	(3,387,657)	(1,912,188)
Decrease (increase) in inventory	629,457	(236,568)
Decrease in prepaid expenses and miscellaneous receivables	767,756	112,939
Decrease (increase) in prepaid and refundable income taxes	10,884	(342,396)
Increase (decrease) in accounts payable and accrued liabilities	215,898	(106,745)
Increase (decrease) in income taxes payable	7,500	(147,153)

Net Cash (Used in) Operating Activities	(1,112,339)	(2,051,891)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(15,800)	(23,211)
Purchase of marketable securities	—	(3,053,493)
Proceeds from sale or maturity of investments	2,500,000	4,692,000

Net Cash Provided by Investing Activities	2,484,200	1,615,296

Cash Flows from Financing Activities:
Payments of capital lease obligation	(9,405)	(14,437)
Dividends paid	(493,811)	(493,811)

Net Cash (Used in) Financing Activities	(503,216)	(508,248)

Net Increase (Decrease) in Cash	868,645	(944,843)
Cash and Cash Equivalents at Beginning of Period	8,064,255	7,844,369

Cash and Cash Equivalents at End of Period	$8,932,900	$6,899,526

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$344	$1,747
Income taxes	—	920,698
Schedule of Non Cash Financing Activities:
Dividends declared	493,811	493,811

See Notes to Unaudited Consolidated Financial Statements

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three month period ended February 28, 2011 are not necessarily indicative of the results that may be expected for the entire year ended November 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2010 and to Note No. 13 regarding prior period adjustments. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

NOTE 2—ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

        The consolidated financial statements include the accounts of CCA and its wholly-owned subsidiaries (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated.

Estimates and Assumptions:

        The consolidated financial statements include the use of estimates, which management believes are reasonable. The process of preparing financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"), requires management to make estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accounting estimates and assumptions are those that management considers to be most critical to the financial statements because they inherently involve significant judgment and uncertainties. All of these estimates and assumptions reflect management's best judgment about current economic and market conditions and their effects on the information available as of the date of the consolidated financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Comprehensive Income:

        Comprehensive income includes changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of consolidated statements of comprehensive income. The Company's accumulated other comprehensive income (loss) shown on the consolidated

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Continued):

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment and Depreciation and Amortization (Continued):

        Depreciation and amortization are provided utilizing the straight-line method over the following estimated useful lives or lease terms of the assets, whichever is shorter:

Machinery and equipment	5 - 7 Years
Furniture and fixtures	3 - 10 Years
Tools, dies and masters	3 Years
Transportation equipment	5 Years
Leasehold improvements	Remaining life of the lease (ranging from 1 - 12 years)

Intangible Assets:

        Intangible assets are stated at cost. Patents are amortized utilizing the straight-line method over a period of 17 years. Such intangible assets are reviewed for potential impairment on a quarterly basis.

Web Site Costs:

        Certain costs incurred in creating the graphics and content of the Company's web site have been capitalized in accordance with the Accounting Standards Codification ("ASC") Topic 350, "Intangibles—Goodwill and Other", issued by the Financial Accounting Standards Board ("FASB"). The Company had determined that these costs would be amortized over a two-year period. Web site design and conceptual costs are expensed as incurred.

Financial Instruments:

        The carrying value of assets and liabilities considered financial instruments approximate their respective fair value.

Income Taxes:

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company's financial statements and the carrying amounts as reflected on the Company's income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward for future periods are also reflected in the deferred tax assets. Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized.

Tax Credits:

        Tax credits, when present, are accounted for using the flow-through method as a reduction of income taxes in the years utilized.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share:

        Basic earnings per share are calculated in accordance with ASC Topic 260, "Earnings Per Share", which requires using the average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of any common stock equivalents using the "treasury stock method". Common stock equivalents consist of stock options. Based on the Stockholder Protection Rights Agreement discussed in Note No. 10, there is a potential dilution of earnings per common share if an acquirer accumulated twenty percent (20%) or more of the outstanding common shares of the Company.

Revenue Recognition:

        The Company recognizes sales upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Although no legal right of return exists between the customer and the Company, returns are accepted if it is in the best interests of the Company's relationship with the customer. The Company, therefore, records a reserve for returns based on the historical returns as a percentage of sales in the five preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances. Those returns which are anticipated to be taken as credits against the balances as of the balance sheet date are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities.

Sales Incentives:

        In accordance with ASC Topic 605-10-S99, "Revenue Recognition", the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expense. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income.

Advertising Costs:

        The Company's policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the three months ended February 28, 2011 and February 28, 2010 were $1,657,803 and $1,551,506, respectively.

Shipping Costs:

        The Company's policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. Freight costs included for the three months ended February 28, 2011 and February 28, 2010 were $596,678 and $635,716, respectively.

Stock Options:

        In December 2004, the FASB issued ASC Topic 718, "Stock Compensation". ASC Topic 718 requires stock grants to employees to be recognized in the consolidated statement of operations based on their fair values.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements:

        In January 2010, the FASB issued ASU 2010-06, which is an update to Topic 820, "Fair Value Measurement and Disclosures". This update establishes further disclosure requirements regarding transfers in and out of levels 1 and 2, and activity in level 3 fair value measurements. The update also provides clarification as to the level of disaggregation for each class of assets and liabilities, requires disclosures about inputs and valuation techniques, and also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets. ASU 2010-06 will be effective for all interim and annual reporting periods beginning after December 15, 2010. ASU 2010-06 is not expected to have a material impact on the Company's financial position or results of operation.

        In February 2010, the FASB issued ASU 2010-09, which is an update to Topic 855, "Subsequent Events". This update clarifies the date through which the Company is required to evaluate subsequent events. SEC filers will be required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 was effective upon issuance, and will not have a material impact on the Company's operations, financial condition or liquidity.

        In December 2010, the FASB issued ASU 2010-28, which is an update to Topic 350, "Intangibles—Goodwill and Other". This update provides additional guidance with regard to performing goodwill impairment testing for reporting units with zero or negative carrying amounts. ASU 2010-28 is effective for all interim and annual reporting period beginning after December 15, 2010. ASU 2010-28 is not expected to have a material impact on the Company's operations, financial condition or liquidity.

        Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4—INVENTORIES

        The components of inventory consist of the following:

	February 28, 2011	November 30, 2010
Raw materials	$5,418,006	$5,773,121
Finished goods	3,029,770	3,304,113

	$8,447,776	$9,077,234

        At February 28, 2011 and November 30, 2010, the Company had a reserve for obsolescence of $1,349,230 and $1,372,798, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—PROPERTY AND EQUIPMENT

        The components of property and equipment consisted of the following:

	February 28, 2011	November 30, 2010
Machinery and equipment	$261,676	$261,676
Furniture and equipment	961,378	961,378
Tools, dies, and masters	356,076	352,276
Capitalized lease obligations	263,067	263,067
Web Site	20,000	20,000
Leasehold improvements	440,761	428,761

	2,302,958	2,287,158
Less: Accumulated depreciation and amortization	1,788,631	1,736,469

Property and Equipment—Net	$514,327	$550,689

        Depreciation expense for the three months ended February 28, 2011 and 2010 amounted to $52,162 and $63,667, respectively. Furniture and equipment includes $164,967 of costs for computer equipment and software that has been purchased, but not yet placed in service. No depreciation expense for these assets will be recorded until they are placed in service.

NOTE 6—INTANGIBLE ASSETS

        Intangible assets consist of owned trademarks and patents for ten product lines

	February 28, 2011	November 30, 2010
Patents and trademarks	$822,896	$822,896
Less: Accumulated amortization	149,432	149,316

Intangible Assets—Net	$673,464	$673,580

        Patents are amortized on a straight-line basis over their legal life of 17 years and trademarks are adjusted to realizable value for each quarterly reporting period. Amortization expense for the three months ended February 28, 2011 and February 28, 2010 amounted to $116 and $536, respectively. Estimated amortization expense for the years ending November 30, 2011, 2012, 2013, 2014 and 2015 will be $462, $462, $462, $439 and $421 respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

        Short-term investments and marketable securities, which consist of fully guaranteed bank certificates of deposit, stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold within the ensuing twelve months. The remaining investments are considered non-current assets. The cost and market values of the investments at February 28, 2011 and November 30, 2010 were as follows:

	February 28, 2011		November 30, 2010
	COST	MARKET	COST	MARKET
Current:
Guaranteed bank certificates of deposit	$816,000	$818,843	$816,000	$821,836
Corporate obligations	200,000	201,132	200,000	202,364
U.S. Government obligations (including mortgage backed securities)	—	—	2,499,185	2,499,100
Preferred stock	454,855	442,480	250,000	216,140
Common stock	443,815	502,721	667,188	710,023
Limited Partnership	223,373	239,365	—	—
Mutual funds	215,274	199,914	215,274	187,639
Other equity	70,206	38,662	70,206	36,746

Total Current	2,423,523	2,443,117	4,717,848	4,673,848

	February 28, 2011		November 30, 2010
	COST	MARKET	COST	MARKET
Non-Current:
Corporate obligations	750,000	746,685	750,000	748,629
Preferred stock	2,186,147	2,204,164	2,391,002	2,375,422

Total Non-Current	2,936,147	2,950,849	3,141,002	3,124,051

Total	$5,359,670	$5,393,966	$7,858,850	$7,797,899

        As of February 28, 2011, the Company had unrealized gains on its investments of $34,300. This amount was reduced by a deferred tax (expense) of $(14,029), of which a $24,928 benefit was recorded in prior fiscal years and an (expense) of $(38,957) was recorded in fiscal 2011. None of the unrealized losses have been deemed to be other-than-temporary or temporary impairments, and are accounted for under mark-to-market rules for Available-for-Sale securities. Please see Note 3 for further information.

        Bank certificates of deposit are insured by the Federal Deposit Insurance Corporation for the full balance under the Temporary Liquidity Guarantee Program. The Company maintains accounts with several brokerage firms. The accounts contain cash and securities. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation (SIPC).

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (Continued)

        The Company adopted ASC Topic 820, "Fair Value Measurements and Disclosures" as of December 1, 2007, which expands disclosures about investments that are measured and reported at fair market value. ASC Topic 820 established a fair value hierarchy that prioritizes the inputs to valuations techniques utilized to measure fair value into three broad levels as follows:

  Level 1—Quoted market prices in active markets for the identical asset or liability that the reporting entity has ability to access at measurement date.

  Level 2—Quoted market prices for identical or similar assets or liabilities in markets that are not active, and where fair value is determined through the use of models or other valuation methodologies.

  Level 3—Unobserved inputs for the asset or liability. Fair value is determined by the reporting entity's own assumptions utilizing the best information available, and includes situations where there is little market activity for the investment.

Description	February 28, 2011	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Bank Certificates of Deposit	$818,843	$—	$818,843
Corporate obligations	947,817	—	947,817
Preferred Stock	2,646,644	2,646,644	—
Common Stock	502,721	502,721	—
Limited Partnership	239,365	239,365	—
Mutual Funds	199,914	199,914	—
Other Equity	38,662	—	38,662

Total	$5,393,966	$3,588,644	$1,805,322

Description	November 30, 2010	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Bank Certificates of Deposit	$821,836	$—	$821,836
Corporate obligations	950,993	—	950,993
Government Obligations	2,499,100	2,499,100	—
Preferred Stock	2,591,562	2,591,562	—
Common Stock	710,023	710,023	—
Mutual Funds	187,639	187,639	—
Other Equity	36,746	—	36,746

Total	$7,797,899	$5,988,324	$1,809,575

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

	February 28, 2011	November 30, 2010
	(In Thousands)	(In Thousands)
a) Media advertising	$720	$ *
b) Consulting	532	*
c) Accrued returns	1,143	1,317
d) Coop advertising	2,061	1,610

	$4,456	$2,927

*
Did not exceed 5% of total liabilities at November 30, 2010.

        All other liabilities individually did not exceed 5% of total current liabilities.

NOTE 9—OTHER INCOME

        Other income consists of the following:

	Three Months Ending February 28,
	2011	2010
Interest and dividend income	$71,397	$57,938
Royalty income	87,965	45,000
Realized gain on sale of securities	815	4,134
Miscellaneous	15	36

	$160,192	$107,108

NOTE 10—COMMITMENTS AND CONTINGENCIES

Litigation

        There is no significant litigation presently outstanding against the Company.

Dividends and Capital Transactions

        On January 28, 2011, the board of directors declared a $0.07 per share dividend for the first quarter ended February 28, 2011. The dividend was payable to all shareholders of record as of February 10, 2011 and was paid on March 10, 2011.

        On February 9, 2011, the Board of Directors of the Company declared a dividend, payable to holders of record as of the close of business on February 22, 2011 of one preferred stock purchase right (a Right) for each outstanding share of common stock, par value $0.01 per share, and of Class A common stock, par value $0.01 per share, of the Company (together, the Common Stock). In addition, the Company will issue one Right with each new share of Common Stock issued. In connection therewith, on February 9, 2011, the Company entered into a Stockholder Protection Rights Agreement (as amended from time to time, the Rights Agreement) with American Stock Transfer & Trust Company LLC, as Rights Agent, which has a

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—COMMITMENTS AND CONTINGENCIES (Continued)

Dividends and Capital Transactions (Continued)

term of one year, unless amended by the Board of Directors (and in certain circumstances with certain stockholder approval) in accordance with the terms of the Rights Agreement. The Rights will initially trade with and be inseparable from our Common Stock and will not be evidenced by separate certificates unless they become exercisable. Each Right entitles its holder to purchase from the Company one-hundredth of a share of participating preferred stock having economic and voting terms similar to the Common Stock at an exercise price of $18 per Right, subject to adjustment in accordance with the terms of the Rights Agreement, once the Rights become exercisable. Under the Rights Agreement, the Rights become exercisable if any person or group acquires 20% or more of the Common Stock or, in the case of any person or group that owned 20% or more of the Common Stock as of February 9, 2011, upon the acquisition of any additional shares by such person or group. The Company, its subsidiaries, employee benefit plans of the Company or any of its subsidiaries and any entity holding Common Stock for or pursuant to the terms of any such plan are excepted. Upon exercise of the Right in accordance with the Rights Agreement, the holder would be able to purchase a number of shares of Common Stock from the Company having an aggregate market price (as defined in the Rights Agreement) equal to twice the then-current exercise price for an amount in cash equal to the then-current exercise price. In addition, the Company may, in certain circumstances and pursuant to the terms of the Rights Agreement, exchange the Rights for one share of Common Stock or an equivalent security for each Right or, alternatively, redeem the Rights for $0.001 per Right. The Rights will not prevent a takeover of our Company, but may cause substantial dilution to a person that acquires 20% or more of the Company's Common Stock.

Collective Bargaining Agreement

        The Company signed a collective bargaining agreement with Local 108, L.I.U. of N.A., AFL-CIO that became effective January 1, 2011. The agreement is effective for a one year term expiring December 31, 2011. Other than standard wage, holiday, vacation and sick day provisions, the agreement calls for CCA to contribute to the Recycling and General Industrial Union Local 108 Welfare Fund ("Welfare Fund") certain benefit costs. The Welfare Fund provides medical, dental and life insurance for the Company's employees covered under the collective bargaining agreement. This agreement pertains to 28% of the CCA labor force.

NOTE 11—401(K) PLAN

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES

        CCA and its subsidiaries file a consolidated federal income tax return.

        The Company previously adopted the provisions of ASC Subtopic 740-10-25, "Uncertain Tax Positions". Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of February 28, 2011 and February 28, 2010. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no penalties or related interest for the fiscal year to date ended February 28, 2011 or for the fiscal year to date ended February 28, 2010.

        The Company had no officer salaries that were not deductible for tax purposes during the three months ended February 28, 2011. During the same period in fiscal 2010, the Company had $167,734 of officer salaries that were not deductible for tax purposes in calculating the income tax provision. As of February 28, 2011, the Company had unrealized gains on its investments of $34,300. This amount was reduced by a deferred tax (expense) of $(14,029), of which a $24,928 benefit was recorded in prior fiscal years and an expense of ($38,957) was recorded in the first quarter of fiscal 2011. The deferred tax expense has been recorded as part of the deferred tax asset, and offset against the unrealized gains on marketable securities reported on the consolidated balance sheets.

        At February 28, 2011 and November 30, 2010, respectively, the Company had temporary differences arising from the following:

	February 28, 2011
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term (Liability)
Depreciation	$(283,194)	$(115,826)	$—	$(115,826)
Unrealized gain on investments	(34,300)	(14,029)	(14,029)	—
Reserve for bad debts	38,870	15,898	15,898	—
Reserve for returns	1,152,655	471,436	471,436	—
Reserve for obsolete inventory	1,349,230	551,835	551,835	—
Vacation accrual	288,822	118,128	118,128	—
Net Operating Loss	317,319	129,783	129,783	—
Charitable Contributions	237,994	97,340	97,340	—
Section 263A costs	265,080	108,418	108,418	—

Net deferred income tax		$1,362,983	$1,478,809	$(115,826)

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES (Continued)

	November 30, 2010
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term (Liability)
Depreciation	$(290,262)	$(118,717)	$—	$(118,717)
Unrealized loss on investments	60,950	24,929	24,929	—
Reserve for bad debts	24,739	10,119	10,119	—
Reserve for returns	1,238,510	506,551	506,551	—
Reserve for obsolete inventory	1,372,798	561,474	561,474	—
Vacation accrual	251,083	102,693	102,693	—
Net Operating Loss (Restated)	774,736	316,866	316,866	—
Charitable Contributions	285,221	116,655	116,655	—
Section 263A costs	284,831	116,496	116,496	—

Net deferred income tax		$1,637,066	$1,755,783	$(118,717)

        Income tax expense is made up of the following components:

	Three Months Ended February 28,
	2011	2010
Current tax expense—Federal	$—	$329,681
Current tax expense—State & Local	18,385	96,425
Deferred tax expense (benefit)	235,126	(15,160)

Total tax expense	$253,511	$410,946

        Prepaid and refundable income taxes are made up of the following components:

	Federal	State & Local	Total
February 28, 2011	$519,825	$468,993	$988,818

November 30, 2010	$519,825	$479,877	$999,702

        Income tax payable is made up of the following components:

	Federal	State & Local	Total
February 28, 2011	$—	$7,500	$7,500

November 30, 2010	$—	$—	$—

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES (Continued)

        A reconciliation of the provision for income taxes computed at the statutory rate to the effective rate for the three months ended February 28, 2011 and 2010 is as follows:

	Three Months Ended February 28, 2011		Three Months Ended February 28, 2010
	Amount	Percent of Pretax Amount	Amount	Percent of Pretax Income
Provision for Income taxes at federal statutory rate	$202,849	34.00%	$323,850	34.00%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	41,166	6.90	56,579	5.94
Non-deductible expenses and other adjustments	9,496	1.59	30,517	3.2

Provision for income taxes at effective rate	$253,511	42.49%	$410,946	43.14%

NOTE 13—PRIOR PERIOD ADJUSTMENT

        An error was discovered in the 2010 financial statements, whereby accounts payable was overstated by $595,087. This error occurred over several years originating prior to fiscal 2006, and was not material in any one year. This error has also resulted in a reduction of the current deferred tax asset by $243,391 due to the decrease in the net operating loss carried forward. The cumulative effect of the change resulted in an increase of $351,696 to retained earnings as of November 30, 2010. Management reviewed this adjustment from both a quantitative and qualitative basis, and does not believe this adjustment is material to the financial statements. Accordingly the previously filed 10-K for the year ended November 30, 2010 will not be amended. If the 10-K was amended, it would have reflected an additional expense in fiscal 2010 of $13,796, additional income of $53,266 in fiscal 2009, and an additional expense of $6,441 for fiscal 2008. No adjustment to earnings (loss) per share would have been required for the fiscal years 2010, 2009, and 2008. The following are the original and revised amounts:

CONSOLIDATED BALANCE SHEETS
As of November 30, 2010

	Original	Revised	Change
Deferred Income Tax	$1,999,174	$1,755,783	$(243,391)

Total Assets	36,555,590	36,312,199	(243,391)

Accounts Payable	9,101,365	8,506,279	(595,086)

Retained Earnings	24,454,779	24,806,474	351,695

Total Liabilities and Shareholders' Equity	$36,555,590	$36,312,199	$(243,391)

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SUBSEQUENT EVENTS

        On February 28, 2011, the Board of Directors declared a $0.07 dividend for the second quarter ending May 31, 2011. The dividend will be payable to all shareholders of record as of the close of business on May 2, 2011, to be paid on June 2, 2011.

        On March 15, 2011, the compensation committee of the board of directors, acting on behalf of the Company, entered into a Change of Control Agreement (together, the "COC Agreements") with each of Ira W. Berman and David Edell (the "Consultants"). Each of Mr. Berman and Mr. Edell was employed as a senior executive of the Company until December 31, 2010, at which point they each became consultants to the Company pursuant to the terms of their respective Amended and Restated Employment Agreements, as amended (each, an "Employment/Consulting Agreement"), which are listed as Exhibits 10.1 and 10.2 to the Company's Annual Report on Form 10-K for the year ended November 30, 2010. Messrs. Berman and Edell each are directors of the Company.

        The COC Agreements contained identical terms and conditions to each other and provide that, in the event of a Change of Control of the Company, each of the Consultants is entitled to cease performing consulting services under his respective Employment/Consulting Agreement, and is entitled to certain payments from the Company, including a lump sum payment of all fees under the Employment/Consulting Agreement from the date of occurrence of the Change of Control through the end of the original term of that Employment/Consulting Agreement. In addition, upon on Change of Control, all of the Consultants' unvested awards under the Company's equity-based compensation plans, if any, automatically vest in full.

        Under the COC Agreements, each Consultant has agreed to a non-competition and non-solicitation restriction for two years, during which two-year period the Consultant is entitled to continued coverage under the Company's group health, dental, long-term disability and life insurance plans. The foregoing summary of the COC Agreements are qualified in their entirety by the full text of the COC Agreements, copies of which may be found in Form 8-K, filed by the Company with the United States Securities and Exchange Commission on March 17, 2011.

        On March 21, 2011, the compensation committee of the board of directors, acting on behalf of the Company, entered into an Employment Agreement (each, an "Employment Agreement") with each of Dunnan Edell, Stephen A. Heit, and Drew Edell (each, an "Executive"). Pursuant their respective Employment Agreements, Mr. Dunnan Edell has been engaged to continue to serve as the Company's President and Chief Executive Officer, Mr. Heit has been engaged to continue to serve as the Company's Executive Vice President and Chief Financial Officer, and Mr. Drew Edell has been engaged to continue to serve as the Company's Executive Vice President, Product Development and Production.

        Mr. Dunnan Edell and Mr. Drew Edell are brothers and are the sons of David Edell, who is a member of the Board of Directors of the Company and serves as a consultant to the Company.

        Except as set forth below, the Employment Agreements contain substantially similar terms to each other. The term of employment under each of the Employment Agreements runs from March 21, 2011 through December 31, 2013, and will continue thereafter for successive one-year periods unless the Company or the Executive chooses not to renew the respective Employment Agreement.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SUBSEQUENT EVENTS (Continued)

        Under the respective Employment Agreements, the base salaries of Mr. Dunnan Edell, Mr. Heit, and Mr. Drew Edell are $350,000, $250,000, and $275,000 per annum, respectively, and may be increased each year at the discretion of the Company's Compensation Committee. The Executives are eligible to receive an annual performance-based bonus under their respective Employment Agreement, and are entitled to participate in Company equity compensation plans. In addition, each of the Executives will receive an automobile allowance, health insurance and certain other benefits.

        In the event of termination of the respective Employment Agreement as a result of the disability or death of the Executive, the Executive (or his estate or beneficiaries) shall be entitled to receive all base salary and other benefits earned and accrued until such termination as well as a single-sum payment equal to the Executive's base salary and a single-sum payment equal to the value of the highest bonus earned by the Executive in the one-year period preceding the date of termination pro-rated for the number of days served in that fiscal year.

        If the Company terminates the Executive for Cause (as defined in the respective Employment Agreement), or the Executive terminates his employment in a manner not considered to be for Good Reason, the Executive shall be entitled to receive all base salary and other benefits earned and accrued prior to the date of termination. If the Company terminates the Executive in a manner that is not for Cause or due to the Executive's death or disability, the Executive terminates his employment for Good Reason, or the Company does not renew the Employment Agreement after December 31, 2013, the Executive shall be entitled to receive a single-sum payment equal to his unpaid base salary and other benefits earned and accrued prior to the date of termination and a single-sum payment of an amount equal to three times (a) the average of the base salary amounts paid to Executive over the three calendar years prior to the date of termination, (b) if less than three years have elapsed between March 21, 2011 and the date of termination, the highest base salary paid to the Executive in any calendar year prior to the date of termination, or (c) if less than twelve months have elapsed between March 21, 2011 and the date of termination, the highest base salary received in any month times twelve. In addition, each Executive is entitled to certain benefits in connection with a Change of Control (as defined in the respective Employment Agreements).

        Under the Employment Agreements, each Executive has agreed to non-competition restrictions for a period of six months following the end of the term of his Employment Agreement, during which period the Executive will be paid an amount equal to his base salary for a period of six months, and an amount equal to the pro rata share of any bonus attributable to the portion of the year completed prior to the date of termination. The Executives have also agreed to confidentiality and non-solicitation restrictions under the Employment Agreements.

        The foregoing summary of the Employment Agreements are qualified in their entirety by the full text of the Employment Agreements, copies of which may be found in Form 8-K that was filed by Company on March 21, 2011 with the United States Securities and Exchange Commission.

        The Company also entered into an Employment Agreement with another Company executive, who is not a "named executive officer" within the meaning of the Securities Exchange Act of 1934, as amended, and related regulations. The additional Employment Agreement referred to in the preceding sentence contains substantially similar terms as the Employment Agreements discussed above, except that the employee's base salary is $135,000 per annum.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SUBSEQUENT EVENTS (Continued)

        As a result of the execution of the Employment Agreements referred to above, the Amended and Restated Employment Agreement, by and between Mr. Dunnan Edell and the Company, effective as of December 1, 2002 and amended on February 10, 2007 and May 17, 2007, has been terminated. Similarly, as a result of the execution of the Employment Agreement referred to above, the Amended and Restated Employment Agreement, by and between Mr. Drew Edell and the Company, effective as of December 1, 2002 and amended on February 10, 2007 and May 17, 2007, has also been terminated.

        The Company has a license agreement with Alleghany Pharmacal Corporation ("Alleghany"), which it entered into in 1986 for the use of certain trademarks, including Nutra Nail and Hair Off. The license agreement provides that if, and when, in the aggregate, $9,000,000 in royalties had been paid thereunder, the royalty rate for those products charged at 6% would be reduced to 1%. The Company paid an aggregate of $9,000,000 in royalties to Alleghany as of April 2003, and commencing on May 1, 2003, the license royalty was reduced to 1%. On March 25, 2011, the Company received a letter on behalf of Alleghany in regard to certain minimum royalties that Alleghany claims is due to them. It has been the Company's understanding since the inception of the license agreement, that once the royalty rate was reduced to 1%, the minimum royalties would end. The Company believes that Alleghany's claims are without merit, and intends to vigorously defend its position.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Except for historical information contained herein, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. These statements involve known and unknown risks and uncertainties that may cause actual results or outcomes to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements, and statements which explicitly describe such issues. Investors are urged to consider any statement labeled with the terms "believes," "expects," "intends"' or "anticipates" to be uncertain and forward-looking. No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

  OVERVIEW

        The Company had, for the three month period ended February 28, 2011, net income of $343,105 as compared to net income of $541,554 for the same period in 2010. Earnings were impacted by lower gross sales in the first quarter of 2011 as compared to 2010, as well as the expensing of fifty-eight percent (58%) in the first quarter of 2011 consulting payments, based on the services provided, to two former executives of the Company, pursuant to their employment agreements. Net sales for the first quarter of fiscal 2011 were $12,410,914 as compared to $13,091,177 for the same period in 2010. As of February 28, 2011 the Company had $32,224,949 in current assets and $9,231,507 in current liabilities. The Company does not have any loan or line of credit bank debt.

  OPERATING RESULTS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2011

        For the three-month period ended February 28, 2011, the Company had total revenues of $12,571,106 and a net income of $343,105 after provision for income taxes of $253,511. For the same three month period in 2010, total revenues were $13,198,285 and net income was $541,554 after a provision for taxes of $410,946. Basic and fully diluted earnings per share were $0.05 for the first quarter of fiscal 2011 as compared to basic and fully diluted earnings per share of $0.08 for the first quarter of fiscal 2010. In accordance with ASC Topic 605-10-S99, "Revenue Recognition", the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the first quarter of fiscal 2011 were reduced by $1,249,862 and offset by an equal reduction of trade promotional expenses, which were included in the Company's advertising expense budget. In the same period of the prior year, net sales were reduced by $1,650,469 and trade promotion was credited by that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income.

        The Company's net sales decreased $680,263 to $12,410,914 for the three month period ended February 28, 2011 from $13,091,177 for the three month period ended February 28, 2010. The decrease was a result of lower gross sales offset by lower customer credits and sales incentives. The following were factors that affected net sales:

  •
  Sales of the Company's diet products decreased as compared to the first quarter of 2010, consistent with the impact of the economic recession that has resulted in a continued downward nation-wide trend in sales for all diet brands.

  •
  Gross sales for the Plus White products were lower in the first quarter of 2011, due in part to the voluntary recall of one lot of the Plus White whitening gel.

  •
  Gross sales of Sudden Change increased significantly due to the positive exposure and recommendation of the Under Eye Firming Serum on the Rachel Ray show. Overall skin care sales were lower however, due to lower promotions for Hair Off products during the first quarter of 2011 as compared to the first quarter of 2010.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  •
  Sales incentives were $400,607 lower, partially offsetting the decreased gross sales.

        Included in sales incentives is the cost of the coupons issued by the Company, which was $178,679 in the first quarter of fiscal 2011 as compared to $93,793 in the first quarter of fiscal 2010. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.

        The Company's net sales by category for the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 were:

	Three Months Ended February 28, 2011		Three Months Ended February 28, 2010
Category	Net Sales		Net Sales
Dietary Supplement	$4,824,673	38.9%	$4,939,051	37.7%
Skin Care	3,686,568	29.7%	3,782,780	28.9%
Oral Care	2,236,492	18.1%	2,517,673	19.2%
Nail Care	1,103,136	8.9%	1,349,600	10.3%
Fragrance	334,031	2.7%	271,774	2.0%
Analgesic	83,523	0.6%	195,813	1.5%
Hair Care	14,855	0.1%	4,701	0.0%
Misc.	127,636	1.0%	61,373	0.4%

	$12,410,914	100.00%	$13,091,177	100.00%

        The gross margin for the first quarter of fiscal 2011 increased slightly to 61.9%, as compared to 61.6% for the first quarter of fiscal 2010. The gross margin during the first quarter of fiscal 2011 increased, despite the fact that the Company was forced to switch the contract manufacturer producing the Plus White whitening gel in the second quarter of 2010 due to its problems in the production of the product which resulted in the announced voluntary recall of three lots of the product in 2010, and one lot in the first quarter of 2011. Cost of goods for Plus White products, as a percentage of gross sales, increased 1.9% as compared to the first quarter of 2010 due to higher production costs. The Company is working with the new contract manufacturer in order to reduce costs.

        Selling, general and administrative expenses decreased to $5,461,283 for the first quarter ended February 28, 2011 as compared to $5,468,631 for the same period in 2010, or a decrease of $7,348. Selling, general and administrative expenses included the cost of consulting payments made to Ira Berman and David Edell, former company executives ("Former Executives") made pursuant to their employment agreements which expired on December 31, 2010. The agreements provided for consulting payments, equal to fifty percent of the annual base salary and bonus paid in fiscal 2010, to be paid for each of the five years subsequent to the employment agreement expiration. The cost of the consulting services for fiscal 2011 will be a total of $1,291,871 for both Former Executives together. The agreement also provides for the consulting payments to increase six percent per year, beginning in the second year of the consulting period.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consulting agreements provide that the former executives consult for a maximum of sixty days per year, except in the case of disability. The Former Executives provided thirty-five days of consulting services during the months of January and February 2011, and accordingly $753,591 of consulting services cost was expensed in the first quarter of 2011. In addition, the Former Executives each received $110,859 of compensation related to their employment for the month of December 2010 pursuant to their respective employment agreements. Total employment and consulting expense incurred for the Former Executives was $975,309 during the first quarter of 2011 as compared to employment compensation of $642,801 for the first quarter of 2010, an increased expense of $332,508. The Company anticipates that $538,280 of consulting services cost will be expensed in the second quarter of fiscal 2011, and that no costs will be expensed for the third or fourth quarter of 2011. The allocation of the consulting expense to each quarter does not affect the total expense for the fiscal year.

        Advertising expense was $1,657,803 for the quarter ended February 28, 2011 as compared to $1,551,506 for the quarter ended February 28, 2010, or an increase of $106,297. The increase was due to higher media advertising during the first quarter of 2011. The Company's advertising expense changes from quarter to quarter based on the timing of the Company's promotions.

        Income before provision for taxes was $596,616 for the quarter ended February 28, 2011 as compared to pre-tax income of $952,500 for the same quarter in 2010. The effective tax rate for the first quarter of fiscal 2011 was 42.49% versus 43.14% for the first quarter of fiscal 2010. The provision for income taxes of $253,511 for the first quarter of 2011 included a state income tax expense of $18,385, and a deferred tax expense of $235,126. Due to the net operating loss from fiscal 2010 that was carried forward, there was no current Federal income tax expense for the first quarter of fiscal 2011. The current state income tax expense of $18,385 reflects minimum income tax expense for various state jurisdictions. During the first quarter ended February 28, 2011, the Company did not have any officer salaries which were not deductible for tax purposes in calculating the income tax provision, as compared to the first quarter of 2010 which had $167,734 of officer salaries incurred that were not deductible.

  FINANCIAL POSITION AS OF FEBRUARY 28, 2011

        The Company's financial position as of February 28, 2011 consisted of current assets of $32,224,949 and current liabilities of $9,231,507, or a current ratio of 3.5 to 1. The Company's cash and cash equivalents were $8,932,900 as of February 28, 2011, an increase of $868,645 from November 30, 2010. Included in this increase was net cash used in operating activities of $1,112,339 and net cash provided by investing activities of $2,484,200 offset by net cash used in financing activities of $503,216. Included in the net cash used in financing activities was $493,811 of dividends paid.

        Accounts receivable increased to $9,363,537 as of February 28, 2011 from $5,990,010 as of November 30, 2010. Included in net accounts receivable are reserves for returns and allowances of $1,152,655 and reserves for doubtful accounts of $38,870. The reserve for returns and allowances decreased $85,856 during the first quarter of fiscal 2011 due the timing of the Company's gross sales over the past five months, together with the utilization of specific reserves. Gross receivables were further reduced by $947,971, which were reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against payments. In addition, accrued liabilities include $2,060,393 which is an estimate of co-operative advertising expense relating to fiscal 2010 sales which are anticipated to be deducted from future invoices rather than against the current accounts receivable. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account. The gross accounts receivable as of February 28, 2011 was higher as compared to the balance on November 30, 2010 due to the timing of the Company's sales.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Inventory decreased to $8,447,776 as of February 28, 2011 from $9,077,234 as of November 30, 2010. The inventory obsolescence reserve decreased to $1,349,230 as of February 28, 2011 from $1,372,798 as of November 30, 2010. Changes to the inventory obsolescence reserves are recorded as an increase or decrease to the cost of goods.

        Prepaid and refundable income taxes decreased to $988,818 as of February 28, 2011 from $999,702 as of November 30, 2010. The decrease was due minimum state income taxes that will be due in fiscal 2011.

        The deferred income tax asset decreased to $1,478,809 as of February 28, 2011 from $1,755,783 as of November 30, 2010 (as restated). The decrease was mainly due to the utilization of the net operating loss from fiscal 2010 that was carried forward, the benefit of which is reflected as a component of the deferred income tax asset. The taxable income that was earned for the first quarter of 2011 reduced the net operating loss carry forward to $317,319 as of February 28, 2011 from $774,736 as of November 30, 2010. The Company expects that all of the deferred tax assets will be realized within the next twelve month period subsequent to February 28, 2011, and accordingly have classified them as current assets. The deferred tax assets were offset by a deferred tax liability of $14,029 related to the Company's unrealized gain of $34,300 on its investments as of February 28, 2011. The unrealized gains reported on the balance sheet were $20,271 which is net of the deferred tax expense. The deferred tax liability decreased slightly to $115,826 at February 28, 2011 as compared to $118,717 as of November 30, 2010. The liability is due to the difference in depreciation between the Company's books and income tax returns.

        Accounts payable and accrued liabilities increased to $8,722,176 as of February 28, 2011 from $8,506,279 as of November 30, 2010 (as restated), or an increase of $215,897. The increase was due to an increase in accrued liabilities in the normal course of business.

        Shareholders' equity decreased to $27,075,632 as of February 28, 2011 from $27,170,046 as of November 30, 2010 (as restated). The decrease was due to the net income of $343,105 and unrealized gains on marketable securities of $56,292, offset by dividends declared of $493,811 during the first quarter of fiscal 2011. Unrealized holding gains or losses are recorded as other comprehensive income.

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

  •
  Dividend payments;

  •
  Capital expenditures;

  •
  Acquisitions.

        Our primary capital needs are seasonal working capital requirements and dividend payments. In addition, funds are kept on hand for any potential acquisitions, which the Company continues to explore. As of February 28, 2011, the Company had $2,443,117 of short term marketable securities and $2,950,849 of non-current securities. The Company's cash and cash equivalents together with both short and long term marketable securities, net of current liabilities were $5,095,359 as of February 28, 2011. Please refer to Note No. 7 of the financial statements for further information regarding the Company's investments. The Company's long term liabilities as of February 28, 2011, consist of deferred tax liability of $115,826 and long-term capitalized lease obligations of $5,924. The Company does not have any bank debt or a bank line of credit. Due to the amount of cash and marketable securities on-hand, the Company does not believe that it needs the availability of a bank line of credit at this time.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company's financial statements record the Company's investments under the "mark to market" method (i.e., at date-of-statement market value). The investments are, categorically listed, in "Fully Guaranteed Bank Certificates of Deposit", "Common Stock", "Mutual Funds", "Other Equity", "Preferred Stock", "Government Obligations" and "Corporate Obligations." $780,748 of the Company's $5,393,966 portfolio of investments (approximate, as at February 28, 2011) is invested in the "Common Stock", "Limited Partnership" and "Other Equity" categories, and approximately $2,646,644 in the Preferred Stock holdings category. The Company invests in various investment securities. Investment securities are exposed to various risks such as interest rates, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term. The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, however, due to current securities market conditions, the Company cannot ascertain the risk of any future change in the market value of its' investments.

ITEM 4T.    CONTROLS AND PROCEDURES

        An evaluation was performed under the supervision of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of February 28, 2011, the Company's disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

        There have been no changes in the Company's internal control over financial reporting during the quarterly period ended February 28, 2011 that have materially affected, or is reasonably likely to materially affect, the Company's internal control overall financial reporting.

CCA INDUSTRIES, INC.
PART II OTHER INFORMATION

ITEM 1.A.    RISK FACTORS.

        As reported on Form 8-K, filed with the United States Securities and Exchange Commission on March 17, 2011, the Company entered into a Change of Control Agreement with Ira Berman and David Edell, who provide substantial consulting services to the Company. Mr. Berman is the Chairman of the Board of the Company, and Mr. Edell is a director, and former Chief Executive Officer. The change of control agreements provide for an acceleration of payments that would be due through 2016 under each of Mr. Berman's and Mr. David Edell's employment agreements with the Company, which were entered into in 1993. Any remaining payments due under the agreements would be paid as a lump sum upon a change of control. A change of control would be deemed to take place if more than 50% of the outstanding shares of the Company were acquired, and under certain other circumstances. Please refer to Item 7 of the 10-K for fiscal 2010 for a discussion of the contractual obligation under the employment agreements. If a change of control occurred, the Company could be required to make a substantial payment to Mr. Berman and Mr. Edell, which would affect the Company's cash reserves; however, the Company does not believe it would cause any material impairment of its liquidity. Please refer to Note No. 14 of the financial statements for further information regarding the Change of Control Agreements.

        The Company also reported on Form 8-K, filed with the United States Securities and Exchange Commission on March 21, 2011, that it had entered into an Employment Agreement with each of Dunnan Edell, Drew Edell, Stephen Heit and another Company executive (collectively, "Executives"), which the Company negotiated in order to stabilize and maintain the Executives as management of the Company in alignment with its long term objectives. Each of the Employment Agreements may, in the event of a change of control of the Company, result in a lump sum payment equal to three times the Executive's base salary plus other benefits. Please refer to Note No. 14 of the financial statements for further information regarding the Executive's Employment Agreements. A change of control would be deemed to take place if more than 50% of the outstanding shares of the Company were acquired, and under certain other circumstances. If a change of control occurred, the Company could be required to make substantial payments to the Executives which would affect the Company's cash reserves and earnings; however the Company does not believe it would cause any material impairment of its liquidity. Please refer to Note No. 14 of the financial statements for further information regarding the Employment Agreements.

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

ITEM 6.    EXHIBITS. (Continued)

        Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

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

Date: April 14, 2011

CCA INDUSTRIES, INC.
By:	/s/ STEPHEN A. HEIT Stephen A. Heit Executive Vice President and Chief Financial Officer, and duly authorized signatory on behalf of Registrant