Form 10-Q
period 2011-05-31
CCA INDUSTRIES INC
filed 2011-07-15
CIK 721447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2011
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
Yes ☐ No ☑
As of July 14, 2011 there were (i) 6,086,740 shares of the issuer’s common stock, par value $0.01, outstanding; and (ii) 967,702 shares of the issuer’s Class A common stock, par value $0.01, outstanding.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
A S S E T S

		RESTATED
	May 31,	November 30,
	2011	2010
	(Unaudited)

Current Assets
Cash and cash equivalents	$9,193,336	$8,064,255
Short-term investments and marketable securities	1,673,224	4,673,848
Accounts receivable, net of allowances of $1,036,332 and $1,263,250, respectively	7,869,255	5,990,010
Inventories, net of reserve for inventory obsolescence of $1,017,188 and $1,372,798, respectively	8,859,721	9,077,234
Insurance claim receivable	—	361,639
Prepaid expenses and sundry receivables	887,959	976,108
Prepaid income taxes	1,002,182	999,702
Deferred income taxes	1,667,942	1,755,783

Total Current Assets	31,153,619	31,898,579

Property and Equipment, net of accumulated depreciation and amortization	512,530	550,689

Intangible Assets, net of accumulated amortization	673,349	673,580

Other Assets
Marketable securities	2,972,780	3,124,051
Other	65,300	65,300

Total Other Assets	3,038,080	3,189,351

Total Assets	$35,377,578	$36,312,199

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY

		RESTATED
	May 31,	November 30,
	2010	2010
	(Unaudited)

Current Liabilities
Accounts payable and accrued liabilities	$8,391,506	$8,506,279
Capitalized lease obligation — current portion	6,444	15,197
Income taxes payable	15,000	—
Dividends payable	493,811	493,811

Total Current Liabilities	8,906,761	9,015,287

Deferred tax liability	115,421	118,717
Capitalized lease obligations-long term	4,272	8,149

Total Liabilities	9,026,454	9,142,153

Shareholders’ Equity
Preferred stock, $1.00 par; authorized 20,000,000 shares; none issued	—	—
Common stock, $.01 par; authorized 15,000,000 shares; 6,086,740 shares issued and outstanding	60,867	60,867
Class A common stock, $.01 par; authorized 5,000,000 shares; 967,702 shares issued and outstanding	9,677	9,677
Additional paid-in capital	2,329,049	2,329,049
Retained earnings	23,914,689	24,806,474
Unrealized gain (loss) on marketable securities	36,842	(36,021)

Total Shareholders’ Equity	26,351,124	27,170,046

Total Liabilities and Shareholders’ Equity	$35,377,578	$36,312,199

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
Revenues
Sales of health and beauty aid products — Net	$12,797,773	$14,708,108	$25,208,687	$27,799,285
Other income	87,540	147,109	247,732	254,218

Total Revenues	12,885,313	14,855,217	25,456,419	28,053,503

Costs and Expenses
Costs of sales	4,988,813	6,119,823	9,719,186	11,150,922
Selling, general and administrative expenses	6,344,647	5,538,352	11,799,784	10,945,348
Advertising, cooperative and promotional expenses	1,784,845	2,353,530	3,448,793	3,905,037
Research and development	203,922	156,751	343,393	303,277
Bad debt expense (recovery)	15,920	(31,936)	1,135	14,339
Interest expense	205	1,004	549	2,751

Total	13,338,352	14,137,524	25,312,840	26,321,674
Advertising Litigation Expense	—	2,067,407	—	2,129,043

Total Costs and Expenses	13,338,352	16,204,931	25,312,840	28,450,717

(Loss) Income before (Benefit from)
Provision for Income Taxes	(453,039)	(1,349,714)	143,579	(397,214)

(Benefit from) Provision for Income Taxes	(205,771)	(439,125)	47,742	(28,179)

Net (Loss) Income	$(247,268)	$(910,589)	$95,837	$(369,035)

(Loss) Earnings per Share:
Basic	$(0.04)	$(0.13)	$0.01	$(.05)

Diluted	$(0.04)	$(0.13)	$0.01	$(.05)

Weighted Average Common Shares Outstanding:
Basic	7,054,442	7,054,442	7,054,442	7,054,442

Diluted	7,054,442	7,054,442	7,054,442	7,054,442

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2011	2010	2011	2010

Net (Loss) Income	$(247,268)	$(910,589)	$95,837	$(369,035)

Other Comprehensive Income
(Loss) — Unrealized gain (loss) on investments, net of tax * (Note 7, Note 12)	16,570	(44,287)	72,863	139,999

Comprehensive (Loss) Income	$(230,698)	$(954,876)	$168,700	$(229,036)

*
Unrealized holding gain for the three and six months ended May 31, 2011 is net of a deferred tax (expense) from unrealized gains of $(11,468) and $(50,425) respectively. Unrealized holding loss for the three and six months ended May 31, 2010 is net of a deferred tax benefit from unrealized losses of $29,402 and $49,413 respectively.

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	May 31,	May 31,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$95,837	$(369,035)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	97,644	125,517
Bad debt expense recovery	11,990
(Gain) loss on sale of securities	(815)	16,780
Deferred income taxes	34,120	(225,775)
Change in Operating Assets and Liabilities:
(Increase) in accounts receivable	(1,891,237)	(886,758)
Decrease (increase) in inventory	217,512	(430,452)
Decrease (increase) in insurance claim receivable	361,639	(475,000)
Decrease in prepaid expenses and miscellaneous receivables	88,149	217,539
(Increase) in prepaid income taxes	(2,480)	(589,626)
(Decrease) increase in accounts payable and accrued liabilities	(114,773)	3,550,588
Increase (decrease) in income taxes payable	15,000	(147,153)

Net Cash (Used in) Provided by Operating Activities	(1,087,414)	786,625

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(59,255)	(27,492)
Purchase of marketable securities	—	(9,008,164)
Proceeds from sale or maturity of investments	3,276,000	10,367,999

Net Cash Provided by Investing Activities	3,216,745	1,332,343

Cash Flows from Financing Activities:
Payments of capital lease obligation	(12,628)	(28,658)
Dividends paid	(987,622)	(987,622)

Net Cash (Used in) Financing Activities	(1,000,250)	(1,016,280)

Net Increase in Cash	1,129,081	1,102,688

Cash and Cash Equivalents at Beginning of Period	8,064,255	7,844,369

Cash and Cash Equivalents at End of Period	$9,193,336	$8,947,057

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$549	$2,751
Income taxes	2,670	957,768

Schedule of Non Cash Financing Activities:
Dividends declared	987,622	987,622
See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three and six month periods ended May 31, 2011 are not necessarily indicative of the results that may be expected for the entire year ended November 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2010 and to Note 13 regarding prior period adjustments. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.
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
Estimates and Assumptions:
The consolidated financial statements include the use of estimates, which management believes are reasonable. The process of preparing financial statements in conformity with GAAP requires management to make estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accounting estimates and assumptions are those that management considers to be most critical to the financial statements because they inherently involve significant judgment and uncertainties. All of these estimates and assumptions reflect management’s best judgment about current economic and market conditions and their effects on the information available as of the date of the consolidated financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

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
Intangible Assets:
Intangible assets, which consist of trademarks and patents, are stated at cost. Patents are amortized utilizing the straight-line method over a period of 17 years. Such intangible assets are reviewed for potential impairment on a quarterly basis.
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
Advertising Costs:
The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the three months ended May 31, 2011 and May 31, 2010 were $1,784,845 and $2,353,530, respectively. Advertising, cooperative and promotional expenses for the six months ended May 31, 2011 and May 31, 2010 were $3,448,793 and $3,905,037, respectively.
Shipping Costs:
The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. Freight costs included for the three months ended May 31, 2011 and May 31, 2010 were $803,338 and $681,604, respectively. Freight costs included for the six months ended May 31, 2011 and 2010 were $1,400,016 and $1,317,320, respectively.
Stock Options:
In December 2004, the FASB issued ASC Topic 718, “Stock Compensation”. ASC Topic 718 requires stock grants to employees to be recognized in the consolidated statements of operations based on their fair values.
Recent Accounting Pronouncements:
In January 2010, the FASB issued ASU 2010-06, which is an update to Topic 820, “Fair Value Measurement and Disclosures”. This update establishes further disclosure requirements regarding transfers in and out of levels 1 and 2, and activity in level 3 fair value measurements. The update also provides clarification as to the level of disaggregation for each class of assets and liabilities, requires disclosures about inputs and valuation techniques, and also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 was effective for all interim and annual reporting periods beginning after December 15, 2010. ASU 2010-06 did not have a material impact on the Company’s financial position or results of operation.
In February 2010, the FASB issued ASU 2010-09, which is an update to Topic 855, “Subsequent Events”. This update clarifies the date through which the Company is required to evaluate subsequent events. SEC filers will be required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 was effective upon issuance, and did not have a material impact on the Company’s financial position or results of operation.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (Continued):
In December 2010, the FASB issued ASU 2010-28, which is an update to Topic 350, “Intangibles — Goodwill and Other”. This update provides additional guidance with regard to performing goodwill impairment testing for reporting units with zero or negative carrying amounts. ASU 2010-28 was effective for all interim and annual reporting periods beginning after December 15, 2010. ASU 2010-28 did not have a material impact on the Company’s financial position or results of operation.
In May 2011, the FASB issued ASU 2011-04, which is an update to Topic 820, “Fair Value Measurement”. This update establishes common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United Sates and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 is effective for all interim and annual reporting periods beginning after December 15, 2011. ASU 2011-04 is not expected to have a material impact on the Company’s financial position or results of operation.
In June 2011, the FASB issued ASU 2011-05, which is an update to Topic 220, “Comprehensive Income”. This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011. ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operation.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 — INVENTORIES
The components of inventory consist of the following:

	May 31,	November 30,
	2011	2010

Raw materials	$5,655,160	$5,773,121
Finished goods	3,204,561	3,304,113

	$8,859,721	$9,077,234

At May 31, 2011 and November 30, 2010, the Company had a reserve for obsolescence of $1,017,188 and $1,372,798, respectively.
NOTE 5 — PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	May 31,	November 30,
	2011	2010

Machinery and equipment	$270,160	$261,676
Furniture and equipment	962,475	961,378
Tools, dies, and masters	363,775	352,276
Capitalized lease obligations	263,067	263,067
Web Site	20,000	20,000
Leasehold improvements	466,933	428,761

	2,346,412	2,287,158
Less: Accumulated depreciation and amortization	1,833,882	1,736,469

Property and Equipment — Net	$512,530	$550,689

Depreciation expense for the three months ended May 31, 2011 and 2010 amounted to $45,252 and $60,757, respectively. Depreciation expense for the six months ended May 31, 2011 and 2010 amounted to $97,413 and $124,425, respectively. Furniture and equipment includes $132,550 of costs for computer equipment and software that has been purchased, but not placed in service as of yet. No depreciation expense for these assets will be recorded until they are placed in service.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for ten product lines

	May 31,	November 30,
	2010	2010

Patents and trademarks	$822,896	$822,896
Less: Accumulated amortization	149,547	149,316

Intangible Assets — Net	$673,349	$673,580

Patents are amortized on a straight-line basis over their legal life of 17 years and trademarks are adjusted to realizable value for each quarterly reporting period. Amortization expense for the three months ended May 31, 2011 and 2010 were $116 and $557, respectively. Amortization expense for the six months ended May 31, 2011 and 2010 amounted to $231 and $1,092, respectively. Estimated amortization expense for the years ending November 30, 2011, 2012, 2013, 2014 and 2015 will be $462, $462, $462, $439 and $421 respectively.
NOTE 7 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
Short-term investments and marketable securities, which consist of fully guaranteed bank certificates of deposit, stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold within the ensuing twelve months. The remaining investments are considered non-current assets. The cost and market values of the investments at May 31, 2011 and November 30, 2010 were as follows:

	May 31, 2011		November 30, 2010
	COST	MARKET	COST	MARKET
Current:
Guaranteed bank certificates of deposit	$240,000	$240,497	$816,000	$821,836
Corporate obligations	—	—	200,000	202,364
U.S. Government obligations (including mortgage backed securities)	—	—	2,499,185	2,499,100
Preferred stock	454,855	429,950	250,000	216,140
Common stock	443,815	532,672	667,188	710,023
Limited Partnership	223,373	226,910	—	—
Mutual funds	215,274	203,990	215,273	187,639
Other equity	70,206	39,205	70,202	36,746

Total Current	1,647,523	1,673,224	4,717,848	4,673,848

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (Continued)

	May 31, 2011		November 30, 2010
	COST	MARKET	COST	MARKET

Non-Current:
Corporate obligations	750,000	754,085	750,000	748,629
Preferred stock	2,186,142	2,218,695	2,391,002	2,375,422

Total Non-Current	2,936,142	2,972,780	3,141,002	3,124,051

Total	$4,583,665	$4,646,004	$7,858,850	$7,797,899

As of May 31, 2011, the Company had unrealized gains on its investments of $62,339. This amount was reduced by a deferred tax (expense) of $(25,497), of which a $24,928 benefit was recorded in prior fiscal years and an (expense) of $(50,425) was recorded in fiscal 2011. None of the unrealized losses have been deemed to be other-than-temporary or temporary impairments, and are accounted for under mark-to-market rules for Available-for-Sale securities. Please see Note 3 for further information.
Bank certificates of deposit and interest bearing accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. Non-interest bearing accounts are insured for the full balance under the Temporary Liquidity Guarantee Program. The Company maintains accounts with several brokerage firms. The accounts contain cash and securities. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation (SIPC).
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (Continued)

		Quoted	Significant
		Market Price	Other
		in Active	Observable
	May 31,	Markets	Inputs
Description	2011	(Level 1)	(Level 2)
Bank Certificates of Deposit	$240,497	$—	$240,497
Corporate obligations	754,085	—	754,085
Preferred Stock	2,648,645	2,648,645	—
Common Stock	532,672	532,672	—
Limited Partnership	226,910	226,910	—
Mutual Funds	203,990	203,990	—
Other Equity	39,205	—	39,205

Total	$4,646,004	$3,612,217	$1,033,787

		Quoted	Significant
		Market Price	Other
		in Active	Observable
	November 30,	Markets	Inputs
Description	2010	(Level 1)	(Level 2)
Bank Certificates of Deposit	$821,836	$—	$821,836
Corporate obligations	950,993	—	950,993
Government Obligations	2,499,100	2,499,100	—
Preferred Stock	2,591,562	2,591,562	—
Common Stock	710,023	710,023	—
Mutual Funds	187,639	187,639	—
Other Equity	36,746	—	36,746

Total	$7,797,899	$5,988,324	$1,809,575

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following items, which exceeded 5% of total current liabilities, are included in accounts payable and accrued liabilities as of:

	May 31,	November 30,
	2011	2010
	(In Thousands)	(In Thousands)
a) Media advertising	$1,192	$ *
b) Accrued returns	1,335	1,317
c) Coop advertising	1,080	1,610
d) Royalties **	781	*

	$4,388	$2,927

*	Did not exceed 5% of total liabilities at November 30, 2010.

**	Includes $695,000 related to the Alleghany claim (see Note 10).
All other liabilities individually did not exceed 5% of total current liabilities.
NOTE 9 — OTHER INCOME
Other income consists of the following:

	Three Months Ending		Six Months Ending
	May 31,		May 31,
	2011	2010	2011	2010

Interest and dividend income	$55,594	$83,295	$126,990	$141,472
Royalty income	20,867	45,000	108,832	90,000
Realized (loss) gain on sale of Bonds	—	(21,264)	815	(17,368)
Miscellaneous	11,079	40,078	11,095	40,114

	$87,540	$147,109	$247,732	$254,218

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Litigation
The Company has a license agreement with Alleghany Pharmacal Corporation (“Alleghany”), which it entered into in 1986 for the use of certain trademarks, including Nutra Nail and Hair Off. The license agreement provides that if, and when, in the aggregate, $9,000,000 in royalties had been paid thereunder, the royalty rate for those products charged at 6% would be reduced to 1%. The Company paid an aggregate of $9,000,000 in royalties to Alleghany as of April 2003, and commencing on May 1, 2003, the license royalty was reduced to 1%. On March 25, 2011, the Company received a letter on behalf of Alleghany claiming that the Company was in default of the license agreement, and that minimum annual royalties of $360,000 per year were due to Alleghany for fiscal 2003 and subsequent years. The Company had understood since the inception of the license agreement, that once the royalty rate was reduced to 1%, the minimum royalties would end. The Company has reached a tentative settlement in which it agreed to a one-time payment to Alleghany of $600,000, an increase in the royalty rate from 1% to 2.5%, and a minimum annual royalty of $250,000 in order to settle this matter in full. Although management believed that the Company had a meritorious defense and could prevail in a court of law, it was decided to settle the dispute due to the risk of loss of two profitable core brands, “Nutra Nail” and “Hair Off”, and possible substantial liabilities that the Company estimated could be as high as $1,900,000. While the settlement agreement has not been finalized, a contingent liability of $695,000 was recorded in the second quarter of fiscal 2011 to reflect the anticipated costs of settling this matter, with the expense included in selling, general and administrative expenses in the statement of operations.
We may be subject to additional various claims, complaints and legal actions that arise from time to time in the normal course of business. Other than as described above, we do not believe we are party to any currently pending legal proceedings that will result in a material adverse effect on our business. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.
Dividends and Capital Transactions
On January 28, 2011, the board of directors declared a $0.07 per share dividend for the first quarter ended February 28, 2011. The dividend was payable to all shareholders of record as of February 10, 2011 and was paid on March 10, 2011.
On February 9, 2011, the Board of Directors of the Company declared a dividend, payable to holders of record as of the close of business on February 22, 2011 of one preferred stock purchase right (a Right) for each outstanding share of common stock, par value $0.01 per share, and of Class A common stock, par value $0.01 per share, of the Company (together, the Common Stock). In addition, the Company will issue one Right with each new share of Common Stock issued. In connection therewith, on February 9, 2011, the Company entered into a Stockholder Protection Rights Agreement (as amended from time to time, the Rights Agreement) with American Stock Transfer & Trust Company LLC, as Rights Agent, which has a term of one year, unless amended by the Board of Directors (and in certain circumstances with certain stockholder approval) in accordance with the terms of the Rights Agreement. The Rights will initially trade with and be inseparable from our Common Stock and will not be evidenced by separate certificates unless they become exercisable. Each Right entitles its holder to purchase from the Company one-hundredth of a share of participating preferred stock having economic and voting terms similar to the Common Stock

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 — COMMITMENTS AND CONTINGENCIES (Continued)
Dividends and Capital Transactions (Continued)
at an exercise price of $18 per Right, subject to adjustment in accordance with the terms of the Rights Agreement, once the Rights become exercisable. Under the Rights Agreement, the Rights become exercisable if any person or group acquires 20% or more of the Common Stock or, in the case of any person or group that owned 20% or more of the Common Stock as of February 9, 2011, upon the acquisition of any additional shares by such person or group. The Company, its subsidiaries, employee benefit plans of the Company or any of its subsidiaries and any entity holding Common Stock for or pursuant to the terms of any such plan are excepted. Upon exercise of the Right in accordance with the Rights Agreement, the holder would be able to purchase a number of shares of Common Stock from the Company having an aggregate market price (as defined in the Rights Agreement) equal to twice the then-current exercise price for an amount in cash equal to the then-current exercise price. In addition, the Company may, in certain circumstances and pursuant to the terms of the Rights Agreement, exchange the Rights for one share of Common Stock or an equivalent security for each Right or, alternatively, redeem the Rights for $0.001 per Right. The Rights will not prevent a takeover of our Company, but may cause substantial dilution to a person that acquires 20% or more of the Company’s Common Stock.
On February 28, 2011, the Board of Directors of the Company declared a $0.07 per share dividend for the second quarter ended May 31, 2011. The dividend was payable to all shareholders of record as of May 2, 2011, and was paid on June 2, 2011.
Change of Control Agreements
On March 15, 2011, the compensation committee of the board of directors, acting on behalf of the Company, entered into a Change of Control Agreement (together, the “COC Agreements”) with each of Ira W. Berman and David Edell (the “Consultants”). Each of Mr. Berman and Mr. Edell was employed as a senior executive of the Company until December 31, 2010, at which point they each became consultants to the Company pursuant to the terms of their respective Amended and Restated Employment Agreements, as amended (each, an “Employment/Consulting Agreement”), which are listed as Exhibits 10.1 and 10.2 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010. Messrs. Berman and Edell each are directors of the Company.
The COC Agreements contained identical terms and conditions to each other and provide that, in the event of a Change of Control of the Company, each of the Consultants is entitled to cease performing consulting services under his respective Employment/Consulting Agreement, and is entitled to certain payments from the Company, including a lump sum payment of all fees under the Employment/Consulting Agreement from the date of occurrence of the Change of Control through the end of the original term of that Employment/Consulting Agreement. In addition, upon on Change of Control, all of the Consultants’ unvested awards under the Company’s equity-based compensation plans, if any, automatically vest in full.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 — COMMITMENTS AND CONTINGENCIES (Continued)
Change of Control Agreements (Continued)
Under the COC Agreements, each Consultant has agreed to a non-competition and non-solicitation restriction for two years, during which two-year period the Consultant is entitled to continued coverage under the Company’s group health, dental, long-term disability and life insurance plans. The foregoing summary of the COC Agreements are qualified in their entirety by the full text of the COC Agreements, copies of which may be found in Form 8-K, filed by the Company with the United States Securities and Exchange Commission on March 17, 2011.
Employment Agreements
On March 21, 2011, the compensation committee of the board of directors, acting on behalf of the Company, entered into an Employment Agreement (each, an “Employment Agreement”) with each of Dunnan Edell, Stephen A. Heit, and Drew Edell (each, an “Executive”). Pursuant their respective Employment Agreements, Mr. Dunnan Edell has been engaged to continue to serve as the Company’s President and Chief Executive Officer, Mr. Heit has been engaged to continue to serve as the Company’s Executive Vice President and Chief Financial Officer, and Mr. Drew Edell has been engaged to continue to serve as the Company’s Executive Vice President, Product Development and Production.
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
Under the respective Employment Agreements, the base salaries of Mr. Dunnan Edell, Mr. Heit, and Mr. Drew Edell are $350,000, $250,000, and $275,000 per annum, respectively, and may be increased each year at the discretion of the Company’s Compensation Committee. The Executives are eligible to receive an annual performance-based bonus under their respective Employment Agreement, and are entitled to participate in Company equity compensation plans. In addition, each of the Executives will receive an automobile allowance, health insurance and certain other benefits.
In the event of termination of the respective Employment Agreement as a result of the disability or death of the Executive, the Executive (or his estate or beneficiaries) shall be entitled to receive all base salary and other benefits earned and accrued until such termination as well as a single-sum payment equal to the Executive’s base salary and a single-sum payment equal to the value of the highest bonus earned by the Executive in the one-year period preceding the date of termination pro-rated for the number of days served in that fiscal year.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 — COMMITMENTS AND CONTINGENCIES (Continued)
Employment Agreements (Continued)
If the Company terminates the Executive for Cause (as defined in the respective Employment Agreement), or the Executive terminates his employment in a manner not considered to be for Good Reason, the Executive shall be entitled to receive all base salary and other benefits earned and accrued prior to the date of termination. If the Company terminates the Executive in a manner that is not for Cause or due to the Executive’s death or disability, the Executive terminates his employment for Good Reason, or the Company does not renew the Employment Agreement after December 31, 2013, the Executive shall be entitled to receive a single-sum payment equal to his unpaid base salary and other benefits earned and accrued prior to the date of termination and a single-sum payment of an amount equal to three times (a) the average of the base salary amounts paid to Executive over the three calendar years prior to the date of termination, (b) if less than three years have elapsed between March 21, 2011 and the date of termination, the highest base salary paid to the Executive in any calendar year prior to the date of termination, or (c) if less than twelve months have elapsed between March 21, 2011 and the date of termination, the highest base salary received in any month times twelve. In addition, each Executive is entitled to certain benefits in connection with a Change of Control (as defined in the respective Employment Agreements).
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
The Company also entered into an Employment Agreement with another Company executive, who is not a “named executive officer” within the meaning of the Securities Exchange Act of 1934, as amended and related regulations. The additional Employment Agreement referred to in the preceding sentence contains substantially similar terms as the Employment Agreements discussed above, except that the employee’s base salary is $135,000 per annum.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 — COMMITMENTS AND CONTINGENCIES (Continued)
Employment Agreements (Continued)
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
The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of May 31, 2011 and May 31, 2010. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no penalties or related interest for the fiscal year to date ended May 31, 2011 or for the fiscal year to date ended May 31, 2010. The Company had no officer salaries that were not deductible for tax purposes during the three months and six months ended May 31, 2011. During the three and six months ended May 31, 2010, the Company had $214,139 and $381,872, respectively of officer salaries that were not deductible for tax purposes in calculating the income tax provision.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 — INCOME TAXES (Continued)
As of May 31, 2011, the Company had unrealized gains on its investments of $62,339. This amount was reduced by a deferred tax (expense) of $(25,497), of which a $24,928 benefit was recorded in prior fiscal years and an expense of ($50,425) was recorded during fiscal 2011. The deferred tax expense has been recorded as part of the deferred tax asset, and offset against the unrealized gains on marketable securities reported on the consolidated balance sheets.
At May 31, 2011 and November 30, 2010, respectively, the Company had temporary differences arising from the following:

	May 31, 2011
			Classified As
		Deferred	Short-Term	Long- Term
Type	Amount	Tax	Asset	(Liability)

Depreciation	$(282,202)	$(115,421)	$—	$(115,421)
Unrealized gain on investments	(62,339)	(25,497)	(25,497)
Reserve for bad debts	36,731	15,023	15,023	—
Reserve for returns	999,601	408,837	408,837	—
Reserve for obsolete inventory	1,017,188	416,030	416,030	—
Vacation accrual	354,818	145,121	145,121	—
Net Operating Loss	1,205,533	493,062	493,062
Charitable Contributions	302,364	123,667	123,667	—
Section 263A costs	224,203	91,699	91,699	—

Net deferred income taxes		$1,552,521	$1,667,942	$(115,421)

	November 30, 2010
			Classified As
		Deferred	Short-Term	Long-Term
Type	Amount	Tax	Asset	(Liability)

Depreciation	$(290,262)	$(118,717)	$—	$(118,717)
Unrealized loss on investments	60,950	24,929	24,929	—
Reserve for bad debts	24,739	10,119	10,119	—
Reserve for returns	1,238,510	506,551	506,551	—
Reserve for obsolete inventory	1,372,798	561,474	561,474	—
Vacation accrual	251,083	102,693	102,693	—
Net Operating Loss (Restated)	774,736	316,866	316,866	—
Charitable Contributions	285,221	116,655	116,655	—
Section 263A costs	284,831	116,496	116,496	—

Net deferred income tax		$1,637,066	$1,755,783	$(118,717)

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 — INCOME TAXES (Continued)
Income tax expense consists of the following components:

	Three Months Ended May 31,
	2011	2010

Current tax (benefit) — Federal	$—	$(177,373)
Current tax (benefit) — State & Local	(4,763)	(51,136)
Deferred tax (benefit)	(201,006)	(210,616)

Total tax (benefit)	$(205,769)	$(439,125)

	Six Months Ended May 31,
	2011	2010

Current tax expense — Federal	$—	$152,308
Current tax expense — State & Local	13,622	45,289
Deferred tax expense (benefit)	34,120	(225,776)

Total tax expense (benefit)	$47,742	$(28,179)

Prepaid income taxes consist of the following components:

		State &
	Federal	Local	Total

May 31, 2011	$519,825	$482,357	$1,002,182

November 30, 2010	$519,825	$479,877	$999,702

Income tax payable consists of the following components:

		State &
	Federal	Local	Total

May 31, 2011	$—	$15,000	$15,000

November 30, 2010	$—	$—	$—

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 — INCOME TAXES (Continued)
A reconciliation of (benefit from) provision for income taxes computed at the statutory rate to the effective rate for the three months ended May 31, 2011 and 2010 is as follows:

	Three Months Ended		Three Months Ended
	May 31, 2011		May 31, 2010
				Percent
		Percent		of Pretax
	Amount	Amount	Amount	Income
(Benefit from) Income taxes at federal statutory rate	$(154,033)	(34.00)%	$(458,903)	(34.00)%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	(31,260)	(6.90)	(80,173)	(5.94)

Non-deductible expenses and other adjustments	(20,476)	(4.52)	99,951	7.41

(Benefit from) Income taxes at effective rate	$(205,769)	(45.42)%	$(439,125)	(32.53)%

	Six Months Ended		Six Months Ended
	May 31, 2011		May 31, 2010
				Percent
		Percent		of Pretax
	Amount	Amount	Amount	Income
Provision for (Benefit from) Income taxes at federal statutory rate	$48,817	34.00%	$(135,053)	(34.00)%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	9,907	6.90	(23,595)	(5.94)

Non-deductible expenses and other adjustments	(10,982)	(7.65)	130,469	32.85

Provision for (Benefit from) Income taxes at effective rate	$47,742	33.25%	$(28,179)	(7.09)%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 — PRIOR PERIOD ADJUSTMENT
An error was discovered in the November 2010 financial statements, whereby accounts payable was overstated by $595,087. This error occurred over several years originating prior to fiscal 2006, and was not material in any one year. This error has also resulted in a reduction of the current deferred tax asset by $243,391 due to the decrease in the net operating loss carried forward. The cumulative effect of the change resulted in an increase of $351,695 to retained earnings as of November 30, 2010. Management reviewed this adjustment from both a quantitative and qualitative basis, and does not believe this adjustment is material to the financial statements. Accordingly the previously filed 10-K for the year ended November 30, 2010 will not be amended. If the 10-K was amended, it would have reflected an additional expense in fiscal 2010 of $13,796, additional income of $53,266 in fiscal 2009, and an additional expense of $6,441 for fiscal 2008. No adjustment to earnings (loss) per share would have been required for the fiscal years 2010, 2009, and 2008. The following are the original and revised amounts:
CONSOLIDATED BALANCE SHEETS
As of November 30, 2010

	Original	Revised	Change
Deferred Income Tax	$1,999,174	$1,755,783	$(243,391)

Total Assets	36,555,590	36,312,199	(243,391)

Accounts Payable	9,101,365	8,506,279	(595,086)
Retained Earnings	24,454,779	24,806,474	351,695

Total Liabilities and Shareholders’ Equity	$36,555,590	$36,312,199	$(243,391)

NOTE 14 — SUBSEQUENT EVENTS
On July 5, 2011, the Board of Directors of the Company approved a $0.07 per share dividend for the third quarter ending August 31, 2011, payable to all shareholders as of August 2, 2011 and to be paid on September 2, 2011.
The Company had received a letter from Alleghany on March 25, 2011, in which Alleghany claimed that the Company was in default of the license agreement and that the Company owed a minimum royalty of $360,000 per year for the fiscal 2003 and subsequent years. It had been the Company’s understanding that the former management of Alleghany had agreed to eliminate any minimum annual royalty payments when the royalty rate was reduced from six percent (6%) to one percent (1%) in April 2003. The Company has reached a tentative settlement in which it agreed to a one-time payment to Alleghany of $600,000, an increase in the royalty rate from 1% to 2.5%, and a minimum annual royalty of $250,000 in order to settle this matter in full.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 — SUBSEQUENT EVENTS (continued)
Although management believed that the Company had a meritorious defense and could prevail in a court of law, it was decided to settle the dispute due to the risk of loss of two profitable core brands, “Nutra Nail” and “Hair Off”, and possible substantial liabilities that the Company estimated could be as high as $1,900,000. While the settlement agreement has not been finalized, a contingent liability of $695,000 was recorded in the second quarter of fiscal 2011 to reflect the anticipated costs of settling this matter, with the expense included in selling, general and administrative expenses in the statement of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED)
Except for historical information contained herein, this “Management’s Discussion and Analysis of Results of Operations and Financial Condition” contains forward-looking statements. These statements involve known and unknown risks and uncertainties that may cause actual results or outcomes to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements, and statements which explicitly describe such issues. Investors are urged to consider any statement labeled with the terms “believes,” “expects,” “intends’” or “anticipates” to be uncertain and forward-looking. No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.
OVERVIEW
The Company had, for the three month period ended May 31, 2011, a net loss of $(247,268) as compared to a net loss of $(910,589) for the same period in 2010. The second quarter financial results were materially impacted by the recording of a contingent liability in the amount of $695,000 as a result of the settlement of the Alleghany claim (see Note 10, Commitments and Contingencies, and Note 14, Subsequent Events, for further information). The second quarter results were further impacted by the allocation of consulting expense pursuant to the employment agreements of David Edell and Ira Berman (see operating results analysis below for further details). This resulted in an additional expense to the Company of $215,312 during the second quarter of 2011, to be offset by a lower expense in the second half of 2011. Net sales for the second quarter of fiscal 2011 were $12,797,773 as compared to $14,708,108 for the same period in fiscal 2010. The Company had, for six month period ended May 31, 2011, net income of $95,837, as compared to a net loss of $(369,035) for the same period in 2010. As mentioned above, the results for the first six months of 2011 were materially impacted by the Alleghany claim, as well as the allocation of consulting expense pursuant to the employment agreements of David Edell and Ira Berman resulting in an extra expense of $645,936, which will be offset by a lower expense in the second half of 2011. The Company’s balance sheet as of May 31, 2011 reflects $31,153,619 in current assets and $8,906,761 in current liabilities. The Company does not have any loan or line of credit bank debt.
OPERATING RESULTS FOR THE THREE MONTHS ENDED MAY 31, 2011
For the three-month period ended May 31, 2011, the Company had total revenues of $12,885,313 and a net loss of $(247,268) after (benefit from) income taxes of $(205,771). For the same three month period in 2010, total revenues were $14,855,217 and the net loss was $(910,589) after a (benefit from) income taxes of $(439,125). Basic and fully diluted losses per share were $(0.04) for the second quarter of 2011 as compared to basic and fully diluted losses per share of $(0.13) for the second quarter of 2010. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the second quarter of 2011 were reduced by $1,383,690 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. In the same period of the prior year, net sales were reduced by $1,858,394 and trade promotion was credited by that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
The Company’s net sales decreased to $12,797,773 for the three-month period ended May 31, 2011 from $14,708,108 for the three-month period ended May 31, 2010. The following were factors that affected net sales:
•	Gross sales were impacted by lower sales of the Company’s diet and nail care products offset by higher sales of oral care products.

•
Sales of the Company’s diet products continued to decrease as compared to the second quarter of 2010. This is consistent with the impact of the economic recession that has resulted in a continued nation-wide trend of lower sales for all diet brands.

•
Oral care gross sales were higher in the second quarter of 2011 as compared to the same period in 2010 due to a manufacturing problem that resulted in the voluntary recall of the Plus White whitening gel which affected the second quarter 2010 sales. The Company believes that the manufacturing problem has now been corrected.

•	Sales returns and allowances, not including sales incentives, were 9.97% of gross sales for the three-month period ended May 31, 2011 as compared to 11.88% for the same period last year.

•	Sales incentives, consisting of co-operative advertising with the Company’s retail partners and coupons, decreased by $474,703 for the second quarter of 2011 as compared to the same period in 2010.
Included in sales incentives is the cost of the coupons issued by the Company, which was $245,983 in the second quarter of 2011 as compared to $245,005 in the second quarter of 2010. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.
The following table is the Company’s net sales by category for the second quarter of 2011 as compared to the second quarter of 2010:

	Three Months Ended		Three Months Ended
	May 31, 2011		May 31, 2010
Category	Net Sales		Net Sales
Skin Care	$4,647,005	36.3%	$4,749,930	32.3%
Dietary Supplement	3,438,148	26.8%	5,517,103	37.5%
Oral Care	3,207,422	25.2%	1,966,020	13.4%
Nail Care	936,234	7.3%	1,757,105	11.9%
Fragrance	218,232	1.7%	393,398	2.7%
Analgesic	168,688	1.3%	232,267	1.6%
Hair Care and Misc.	182,044	1.4%	92,285	0.6%

	$12,797,773	100.00%	$14,708,108	100.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases. The Company outsources its manufacturing to outside contract manufacturers. The gross margin for the second quarter of 2011 was 61.0%, as compared to 58.4% for the second quarter of 2010. The gross margin was higher due to lower sales returns and allowances and lower sales incentives during the second quarter of 2011 as compared to the same period in 2010.
Selling, general and administrative expenses were $806,295 higher in the second quarter of 2011 as compared to the same period in 2010. The following are factors that resulted in the higher expense:
•
The Company recorded an expense in the amount of $695,000 reflecting the contingent liability related to the Alleghany claim (see Note 10, Commitments and Contingencies, and Note 14, Subsequent Events, for information regarding the claim).

•
The Company incurred legal and other expenses of $142,211 as a result of the Company’s response to the SEC filings of Biglari Holdings, Inc. and related parties. The Company does not expect to have any further legal costs in connection with this matter.

•	Health insurance costs were $61,955 higher in the second quarter of 2011 as compared to the same period in 2010.
The Company incurred consulting expense of $538,280 in the second quarter of 2011. The payments were made pursuant to the employment contracts of Ira Berman and David Edell that expired on December 31, 2011. The contracts provided for consulting payments to be made for a five year period, after expiration of the respective employment agreements. The payments for fiscal 2011 were to be equal to fifty percent (50%) of the prior year salary and bonus, plus certain other benefits. In accordance with GAAP, the payments due for the entire fiscal 2011 year were recorded as an expense during the first and second quarter of 2011, and accordingly, no expense will be recorded in the third and fourth quarter of 2011.
Advertising expense was $1,784,845 for the quarter ended May 31, 2011 as compared to $2,353,530 for the quarter ended May 31, 2010, or a decrease of $568,685. This was due to lower media expenditures, and lower expenditures for co-operative advertising with the Company’s retail partners that is classified as an advertising expense rather than a sales incentive. The Company’s advertising expense changes from quarter to quarter based on the timing of the Company’s promotions.
The Company recorded an advertising litigation expense of $2,067,407 for the three month period ended May 31, 2010. This expense was a result of the class action lawsuit, “Wally v. CCA”, alleging false and misleading advertisement of the Company’s dietary supplement, which was commenced in the Superior Court of the State of California, County of Los Angeles, on September 29, 2009. This matter was settled in fiscal 2010, with no further expense other than minor legal costs for follow up anticipated.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
The loss before taxes was $(453,039) for the quarter ended May 31, 2011 as compared to a pre-tax loss of $(1,349,714) for the same quarter in 2010. As previously disclosed, the expense of $695,000 for the Alleghany claim, together with $142,211 of excess legal costs related to a potential shareholder action had a material effect on the second quarter results. The effective tax rate for the (benefit from) income taxes for the second quarter of 2011 was (45.4)% versus (32.5)% for the second quarter of 2010. The (benefit from) income taxes included non-deductible expenses and adjustments that increased the (benefit from) income taxes by $(20,476) or (4.5)% of the pre-tax loss for the second quarter of 2011 as compared to an adjustment that decreased the (benefit from) income taxes by $99,951 or 7.4% of pre-tax income for the same period in fiscal 2010. During the second quarter ended May 31, 2011 and 2010, there was $0 and $214,139, respectively of officer salaries incurred that were not deductible for tax purposes in calculating the income tax provision.
OPERATING RESULTS FOR THE SIX MONTHS ENDED MAY 31, 2011
For the six month period ended May 31, 2011, the Company had total revenues of $25,456,419 and net income of $95,837 after provision for income taxes of $47,742. For the same six month period in 2010, total revenues were $28,053,503 and the net loss was $(369,035) after a (benefit from) income taxes of $(28,179). Basic and fully diluted earnings per share were $0.01 for the six months ended May 31, 2011 as compared to basic and fully diluted losses per share of $(0.05) for the same period in 2010. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the first six months of 2011 were reduced by $2,633,552 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. In the same period of the prior year, net sales were reduced by $3,508,863 and trade promotion was credited by that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income.
The Company’s net sales decreased $2,590,598 to $25,208,687 for the six month period ended May 31, 2011 from $27,799,285 for the six month period ended May 31, 2010. The Company’s gross sales and net sales of its diet products were $2,737,789 and $2,230,688, respectively, lower in the first six months of 2011 as compared to the same period in 2010. This is consistent with a nation-wide trend of lower sales for all diet brands in the United States and the continuing economic recession. In addition, the Company has experienced decreased sales in its nail care products offset by increased sales of its oral care products. Sales returns and allowances, not including sales incentives, were 8.0% of gross sales for the six month period ended May 31, 2011 as compared to 9.6% for the same period last year. Sales incentives consist of co-operative advertising with the Company’s retail partners and coupons. The amount of co-operative advertising included in sales incentives decreased by $875,311 for the first half of 2011 as compared to the same period in 2010. The cost of the coupons issued by the Company was $424,572 for the first six months of 2011 as compared to $339,798 for the same period in 2010. The increased coupon expense took place in the first quarter of 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
The following table is the Company’s net sales by category for the first six months of 2011 as compared to the first six months of 2010:

	Six Months Ended		Six Months Ended
	May 31, 2011		May 31, 2010
Category	Net Sales		Net Sales
Skin Care	$8,333,607	33.1%	$8,459,792	30.4%
Dietary Supplement	8,266,825	32.8%	10,497,513	37.8%
Oral Care	5,443,914	21.6%	4,473,071	16.1%
Nail Care	2,039,370	8.1%	3,095,115	11.1%
Fragrance	548,201	2.1%	656,369	2.4%
Analgesic	252,211	1.0%	460,354	1.7%
Misc.	324,559	1.3%	157,071	0.5%

	$25,208,687	100.00%	$27,799,285	100.00%

The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases. The gross margin for the six months ended May 31, 2011 was 61.4%, as compared to 59.9% for the same period in 2010. The gross margin increase was a result of lower returns and sales incentives.
Selling, general and administrative expenses were $854,436 higher in the first six months of 2011 as compared to the same period in 2010. The following are factors that resulted in the higher expense:
•
The Company recorded an expense in the amount of $695,000 reflecting the contingent liability related to the Alleghany claim in the second quarter of 2011 (see Note 10, Commitment and Contingencies, and Note 14, Subsequent Events, for information regarding the claim).

•
The Company incurred legal and other expenses of $303,975 as a result of the Company’s response to the SEC filings of Biglari Holdings, Inc. and related parties. The Company does not expect to have any further legal costs in connection with this matter.

•	Health insurance costs were $111,050 higher in the first half of 2011 as compared to the same period in 2010.
The Company incurred consulting expense of $1,291,871 in the first half of 2011. The payments were made pursuant to the employment contracts of Ira Berman and David Edell that expired on December 31, 2011. The contracts provided for consulting payments to be made for a five year period, after expiration of the respective employment agreements. The payments for fiscal 2011 were to be equal to fifty percent (50%) of the prior year salary and bonus, plus certain other benefits. In accordance with GAAP, the payments due for the entire fiscal 2011 year were recorded as an expense during the first and second quarter of 2011, and accordingly, no expense will be recorded in the third and fourth quarter of 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
Advertising expense was $3,448,793 for the six months ended May 31, 2011 as compared to $3,905,037 for the six months ended May 31, 2010. Of this amount, $598,695 was due to lower co-operative advertising that is classified as a selling expense. The Company’s advertising expense changes from quarter to quarter based on the timing of the Company’s promotions.
The Company recorded an advertising litigation expense of $2,129,043 for the six month period ended May 31, 2010, of which $2,067,407 was incurred in the second quarter of 2010. This expense was a result of the class action lawsuit, “Wally v. CCA”, alleging false and misleading advertisement of the Company’s dietary supplement, which was commenced in the Superior Court of the State of California, County of Los Angeles, on September 29, 2009. This matter was settled in fiscal 2010, with no further expense other than minor legal costs anticipated.
Income before the provision for income taxes was $143,579 for the six months ended May 31, 2011 as compared to a pre-tax loss of $(397,214) for the same period in 2010. As previously disclosed, the expense of $695,000 for the Alleghany claim, together with $303,975 of excess legal costs related to a potential shareholder action had a material effect on the results for the six months ended May 31, 2011. The effective tax rate for the six months ended May 31, 2011 was 33.3% versus (7.1) % for the six months ended May 31, 2010. The provision for income taxes included non-deductible expenses and adjustments that decreased the provision for income taxes by $11,082 or (7.6)% of pre-tax income for the first six months of 2011 as compared to a decrease in the (benefit from) income taxes of $130,469 or 32.85% of the pre-tax loss for the same period in fiscal 2010. During the six months ended May 31, 2011 and 2010, there was $0 and $381,873, respectively of officer salaries incurred that were not deductible for tax purposes in calculating provision for (benefit from) income taxes.
FINANCIAL POSITION AS OF MAY 31, 2011
The Company’s financial position as of May 31, 2011 consisted of current assets of $31,153,619 and current liabilities of $8,906,761, or a current ratio of 3.5 to 1. The Company’s cash and cash equivalents were $9,193,336 as of May 31, 2011, an increase of $1,129,081 from November 30, 2010. Included in this increase was net cash (used in) operating activities of $(1,087,414) and net cash provided by investing activities of $3,216,745 offset by net cash (used in) financing activities of $(1,000,250). Included in the net cash used in financing activities was $987,622 of dividends paid to shareholders.
As of May 31, 2011, the Company had $1,673,224 of short term marketable securities and $2,972,780 of non-current securities. The Company’s cash and cash equivalents together with both short and long term marketable securities, net of current liabilities were $4,932,579 as of May 31, 2011. Please refer to Note 7 of our consolidated financial statements of this Quarterly report on Form 10-Q for further information regarding the Company’s investments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
Accounts receivable increased to $7,869,255 as of May 31, 2011 from $5,990,010 as of November 30, 2010. Included in net accounts receivable are reserves for returns and allowances of $999,601 and allowances for doubtful accounts of $36,731. In addition, accrued liabilities include $1,080,438 which is an estimate of co-operative advertising expense relating to fiscal 2011 sales which are anticipated to be deducted from future invoices rather than against the current accounts receivable. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account. The gross accounts receivable as of May 31, 2011 was higher as compared to the balance on November 30, 2009 due to the timing of the Company’s sales.
Inventory decreased to $8,859,721 as of May 31, 2011 from $9,077,234 as of November 30, 2010. The inventory obsolescence reserve decreased to $1,017,188 as of May 31, 2011 from $1,372,798 as of November 30, 2010. Changes to the inventory obsolescence reserves are recorded as an increase or decrease to the cost of goods.
The Company had an insurance claim receivable of $361,639 as of November 30, 2010 as result of a settlement between the Company and its insurance carrier in regard to liability insurance coverage of the advertising litigation, “Wally vs. CCA”. The insurance claim was paid during the first quarter of 2011.
Prepaid income taxes increased to $1,002,182 as of May 31, 2011 from $999,702 as of November 30, 2010. Due to the net operating loss carry forward from fiscal 2010, the Company has not been required to make any estimated tax payments other than certain minimum tax payments required by certain states.
The deferred income tax asset decreased to $1,667,942 as of May 31, 2011 from $1,755,783 as of November 30, 2010. The decrease was mainly due to the utilization of a portion of the net operating loss during fiscal 2011 and changes in tax estimates. The Company expects that all of the deferred tax assets will be realized within the next twelve month period subsequent to May 31, 2011. The deferred tax assets include $25,497 of deferred tax liability related to the Company’s unrealized gains of $62,339 on its investments as of May 31, 2011. The unrealized gains reported on the balance sheet were $36,842, which is net of the deferred tax liability. The long-term deferred tax liability decreased to $115,421 at May 31, 2011 as compared to $118,717 as of November 30, 2010. The liability is due to the difference in depreciation between the Company’s books and income tax returns.
Accounts payable and accrued liabilities decreased to $8,391,506 as of May 31, 2011 from $8,506,279 as of November 30, 2010. Included in this balance was the recording of a liability of $695,000 during the second quarter of 2011 as a result of the Alleghany claim. Please see Note 10, Commitment and Contingencies, and Note 14, Subsequent Events for further information regarding the claim.
Shareholders’ equity decreased to $26,351,124 as of May 31, 2011 from $27,170,046 as of November 30, 2010. The decrease was due to the dividends declared of $987,622 during the first six months ended May 31, 2011, offset partially by net income of $95,837 and unrealized gains on its investments of $72,863 during the same period. Unrealized holding gains or losses are recorded as other comprehensive income.

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
Our primary capital needs are seasonal working capital requirements and dividend payments. In addition, funds are kept on hand for any potential acquisitions, which the Company continues to explore. As of May 31, 2011, the Company had $9,193,336 of cash and cash equivalents, $1,673,224 of short term marketable securities and $2,972,780 of non-current securities. Total liabilities were $9,026,454 as of May 31, 2011. Please refer to Note No. 7 of the financial statements for further information regarding the Company’s investments. The Company’s long term liabilities as of May 31, 2011, consisted of deferred tax liability of $115,421 and long-term capitalized lease obligations of $4,272. The Company does not have any bank debt or a bank line of credit. Due to the amount of cash and marketable securities on-hand, the Company does not believe that it needs the availability of a bank line of credit at this time.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company’s financial statements record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value). The investments are, categorically listed, in “Fully Guaranteed Bank Certificates of Deposit”, “Common Stock”, “Mutual Funds”, “Other Equity”, “Preferred Stock”, “Government Obligations” and “Corporate Obligations.” $798,787 of the Company’s $4,646,004 portfolio of investments (approximate, as at May 31, 2011) is invested in the “Common Stock”, “Limited Partnership” and “Other Equity” categories, and approximately $2,648,645 in the Preferred Stock holdings category. The Company invests in various investment securities. Investment securities are exposed to various risks such as interest rates, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term. The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, however, due to current securities market conditions, the Company cannot ascertain the risk of any future change in the market value of its’ investments.

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of May 31, 2011, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended May 31, 2011 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control overall financial reporting.

CCA INDUSTRIES, INC.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company had received a letter from Alleghany on March 25, 2011, in which Alleghany claimed that the Company was in default of the license agreement and that the Company owed a minimum royalty of $360,000 per year for the fiscal 2003 and subsequent years. It had been the Company’s understanding that the former management of Alleghany had agreed to eliminate any minimum annual royalty payments when the royalty rate was reduced from six percent (6%) to one percent (1%) in April 2003. The Company has reached a tentative settlement in which it agreed to a one-time payment to Alleghany of $600,000, an increase in the royalty rate from 1% to 2.5%, and a minimum annual royalty of $250,000 in order to settle this matter in full. Although management believed that the Company had a meritorious defense and could prevail in a court of law, it was decided to settle the dispute due to the risk of loss of two profitable core brands, “Nutra Nail” and “Hair Off”, and possible substantial liabilities that the Company estimated could be as high as $1,900,000. While the settlement agreement has not been finalized, a contingent liability of $695,000 was recorded in the second quarter of fiscal 2011 to reflect the anticipated costs of settling this matter, with the expense included in selling, general and administrative expenses in the statement of operations.

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
Date: July 15, 2011

CCA INDUSTRIES, INC.
By:	/s/ STEPHEN A. HEIT
Stephen A. Heit
Executive Vice President and Chief Financial Officer, and duly authorized signatory on behalf of Registrant