Form 10-Q
period 2011-08-31
CCA INDUSTRIES INC
filed 2011-10-14
CIK 721447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 14, 2011 there were (i) 6,086,740 shares of the issuer’s common stock, par value $0.01, outstanding; and (ii) 967,702 shares of the issuer’s Class A common stock, par value $0.01, outstanding.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
INDEX

Page
Number

PART I FINANCIAL INFORMATION:

Item 1. Financial Statements:

Consolidated Balance Sheets as of August 31, 2011 and November 30, 2010	2 - 3

Consolidated Statements of Operations for the three and nine months ended August 31, 2011 and August 31, 2010	4

Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended August 31, 2011 and August 31, 2010	5

Consolidated Statements of Cash Flows for the nine months ended August 31, 2011 and August 31, 2010	6

Notes to Unaudited Consolidated Financial Statements	7 - 28

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	29 - 36

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37

Item 4. Controls and Procedures	37

PART II OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 6. Exhibits	38

SIGNATURE	39

EXHIBITS

Exhibit 11
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

		RESTATED
	August 31,	November 30,
	2011	2010
	(Unaudited)

Current Assets
Cash and cash equivalents	$7,679,011	$8,064,255
Short-term investments and marketable securities	2,346,122	4,673,848
Accounts receivable, net of allowances of $1,777,106 and $1,263,250, respectively	8,011,570	5,990,010
Inventories, net of reserve for inventory obsolescence of $813,217 and $1,372,798, respectively	9,146,439	9,077,234
Insurance claim receivable	—	361,639
Prepaid expenses and sundry receivables	591,714	976,108
Prepaid income taxes	973,841	999,702
Deferred income taxes	1,491,948	1,755,783

Total Current Assets	30,240,645	31,898,579

Property and Equipment, net of accumulated depreciation and amortization	542,525	550,689

Intangible Assets, net of accumulated amortization	673,233	673,580

Other Assets
Marketable securities	3,114,663	3,124,051
Other	52,800	65,300

Total Other Assets	3,167,463	3,189,351

Total Assets	$34,623,866	$36,312,199

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY

		RESTATED
	August 31,	November 30,
	2011	2010
	(Unaudited)

Current Liabilities
Accounts payable and accrued liabilities	$7,777,273	$8,506,279
Capitalized lease obligation — current portion	6,180	15,197
Income taxes payable	22,500	—
Dividends payable	493,811	493,811

Total Current Liabilities	8,299,764	9,015,287

Deferred tax liability	146,677	118,717
Capitalized lease obligations-long term	3,135	8,149

Total Liabilities	8,449,576	9,142,153

Shareholders’ Equity
Preferred stock, $1.00 par; authorized 20,000,000 shares; none issued	—	—
Common stock, $.01 par; authorized 15,000,000 shares; 6,086,740 shares issued and outstanding	60,867	60,867
Class A common stock, $.01 par; authorized 5,000,000 shares; 967,702 shares issued and outstanding	9,677	9,677
Additional paid-in capital	2,329,049	2,329,049
Retained earnings	23,820,172	24,806,474
Unrealized (loss) on marketable securities	(45,475)	(36,021)

Total Shareholders’ Equity	26,174,290	27,170,046

Total Liabilities and Shareholders’ Equity	$34,623,866	$36,312,199

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2011	2010	2011	2010
Revenues
Sales of health and beauty aid products — Net	$12,113,942	$12,490,391	$37,322,630	$40,289,676
Other income	115,046	106,009	362,778	360,227

Total Revenues	12,228,988	12,596,400	37,685,408	40,649,903

Costs and Expenses
Costs of sales	5,130,071	6,006,187	14,849,258	17,157,109
Selling, general and administrative expenses	4,980,756	5,371,167	16,779,297	16,312,271
Advertising, cooperative and promotional expenses	1,322,522	1,690,455	4,771,316	5,599,736
Research and development	158,937	144,882	503,572	448,159
Bad debt (recovery) expense	(61,308)	25,228	(60,173)	39,567
Interest expense	154	748	703	3,499

Total	11,531,132	13,238,667	36,843,973	39,560,341

Advertising Litigation Expense	—	65,254	—	2,194,297

Total Costs and Expenses	11,531,132	13,303,921	36,843,973	41,754,638

Income (Loss) before
Provision for (Benefit from)
Income Taxes	697,856	(707,521)	841,435	(1,104,735)

Provision for (Benefit from)
Income Taxes	298,562	(109,296)	346,304	(137,475)

Net Income (Loss)	$399,294	$(598,225)	$495,131	$(967,260)

Earnings (Loss) per Share:
Basic	$0.06	$(0.08)	$0.07	$(0.14)

Diluted	$0.06	$(0.08)	$0.07	$(0.14)

Weighted Average Common Shares Outstanding:
Basic	7,054,442	7,054,442	7,054,442	7,054,442

Diluted	7,054,442	7,054,442	7,054,442	7,054,442

Cash dividends declared per common share	$0.07	$0.07	$0.21	$0.21

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2011	2010	2011	2010

Net Income (Loss)	$399,294	$(598,225)	$495,131	$(967,260)

Other Comprehensive (Loss)
Income — Unrealized (loss) gain on investments, net of tax * (Note 7, Note 12)	(82,317)	99,333	(9,454)	239,332

Comprehensive Income (Loss)	$316,977	$(498,892)	$485,677	$(727,928)

*
Unrealized holding loss for the three and nine months ended August 31, 2011 is net of a deferred tax benefit from unrealized losses of $56,323 and $5,898 respectively. Unrealized holding gain for the three and nine months ended August 31, 2010 is net of a deferred tax (expense) from unrealized gains of $(65,948) and $(16,534) respectively.

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	August 31,	August 31,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$495,131	$(967,260)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	147,677	183,429
Bad debt expense	19,201	—
(Gain) loss on sale of securities	(815)	14,386
Deferred income taxes	297,693	(363,099)
Change in Operating Assets and Liabilities:
(Increase) in accounts receivable	(2,040,761)	(277,634)
(Increase) decrease in inventory	(69,205)	30,958
Decrease (increase) in insurance claim receivable	361,639	(384,925)
Decrease in prepaid expenses and miscellaneous receivables	384,395	83,556
Decrease in prepaid income taxes	25,861	(830,599)
Decrease in other assets	12,500	—
(Decrease) increase in accounts payable and accrued liabilities	(729,006)	1,267,680
Increase (decrease) in income taxes payable	22,500	(147,153)

Net Cash (Used in) Operating Activities	(1,073,190)	(1,390,661)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(139,168)	(80,414)
Purchase of marketable securities	(1,193,419)	(9,157,181)
Proceeds from sale or maturity of marketable securities	3,516,000	14,367,992

Net Cash Provided by Investing Activities	2,183,413	5,130,397

Cash Flows from Financing Activities:
Payments of capital lease obligation	(14,034)	(40,443)
Dividends paid	(1,481,433)	(1,481,433)

Net Cash (Used in) Financing Activities	(1,495,467)	(1,521,876)

Net (Decrease) Increase in Cash	(385,244)	2,217,860

Cash and Cash Equivalents at Beginning of Period	8,064,255	7,844,369

Cash and Cash Equivalents at End of Period	$7,679,011	$10,062,229

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$703	$3,499
Income taxes	2,690	1,422,836

Schedule of Non Cash Financing Activities:
Dividends declared	$1,481,433	$1,481,433
See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three and nine month periods ended August 31, 2011 are not necessarily indicative of the results that may be expected for the entire year ended November 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2010 and to Note 13 regarding prior period adjustments. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.
NOTE 2 — ORGANIZATION AND DESCRIPTION OF BUSINESS
CCA Industries, Inc. (“CCA”) was incorporated in the State of Delaware on March 25, 1983.
CCA manufactures and distributes health and beauty aid products.
CCA has two wholly-owned active subsidiaries, CCA Online Industries, Inc., and CCA IND., S.A. DE C.V., a Variable Capital Corporation organized pursuant to the laws of Mexico. CCA Cosmetics, Inc., CCA Labs, Inc., and Berdell, Inc, are wholly-owned subsidiaries that are currently inactive.
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
Depreciation and amortization are provided utilizing the straight-line method over the following estimated useful lives or lease terms of the assets, whichever is shorter:

Machinery and equipment	5-7 Years
Furniture and fixtures	3-10 Years
Tools, dies and masters	3 Years
Transportation equipment	5 Years
Leasehold improvements	Lesser of remaining life of the lease or life of the asset (ranging from 1-12 years)
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Income Taxes:
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the tax effect of charitable contributions that cannot be deducted in the current period and are carried forward for future periods are also reflected as deferred tax assets. Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized.
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
Advertising Costs:
The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the three months ended August 31, 2011 and August 31, 2010 were $1,322,522 and $1,690,455, respectively. Advertising, cooperative and promotional expenses for the nine months ended August 31, 2011 and August 31, 2010 were $4,771,316 and $5,599,736, respectively.
Shipping Costs:
The Company’s policy for financial reporting purposes is to include shipping costs as part of selling, general and administrative expenses as incurred. Shipping costs included for the three months ended August 31, 2011 and August 31, 2010 were $670,043 and $729,725, respectively. Shipping costs included for the nine months ended August 31, 2011 and 2010 were $2,126,917 and $2,047,045, respectively.
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
In May 2011, the FASB issued ASU 2011-04, which is an update to Topic 820, “Fair Value Measurement”. This update establishes common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United States of America and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 is effective for all interim and annual reporting periods beginning after December 15, 2011. ASU 2011-04 is not expected to have a material impact on the Company’s financial position or results of operation.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 — INVENTORIES
The components of inventory consist of the following:

	August 31,	November 30,
	2011	2010

Raw materials	$6,036,650	$5,773,121
Finished goods	3,109,789	3,304,113

	$9,146,439	$9,077,234

At August 31, 2011 and November 30, 2010, the Company had a reserve for obsolescence of $813,217 and $1,372,798, respectively.
NOTE 5 — PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	August 31,	November 30,
	2011	2010

Machinery and equipment	$273,003	$261,676
Furniture and equipment	988,473	961,378
Transportation Equipment	27,538	—
Tools, dies, and masters	387,311	352,276
Capitalized lease obligations	263,067	263,067
Web Site	20,000	20,000
Leasehold improvements	466,934	428,761

	2,426,326	2,287,158
Less: Accumulated depreciation and amortization	1,883,801	1,736,469

Property and Equipment — Net	$542,525	$550,689

Depreciation expense for the three months ended August 31, 2011 and 2010 amounted to $49,918 and $57,366, respectively. Depreciation expense for the nine months ended August 31, 2011 and 2010 amounted to $147,332 and $181,791, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for ten product lines

	August 31,	November 30,
	2010	2010

Patents and trademarks	$822,896	$822,896
Less: Accumulated amortization	149,663	149,316

Intangible Assets — Net	$673,233	$673,580

Patents are amortized on a straight-line basis over their legal life of 17 years and trademarks are adjusted to realizable value for each quarterly reporting period. Amortization expense for the three months ended August 31, 2011 and 2010 were $116 and $546, respectively. Amortization expense for the nine months ended August 31, 2011 and 2010 amounted to $347 and $1,638, respectively. Estimated amortization expense for the years ending November 30, 2011, 2012, 2013, 2014 and 2015 will be $462, $462, $462, $439 and $421 respectively.
NOTE 7 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
Short-term investments and marketable securities, which consist of fully guaranteed bank certificates of deposit, stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold within the ensuing twelve months. The remaining investments are considered non-current assets. The cost and market values of the investments at August 31, 2011 and November 30, 2010 were as follows:

	August 31, 2011		November 30, 2010
	COST	MARKET	COST	MARKET
Current:
Guaranteed bank certificates of deposit	$—	$—	$816,000	$821,836
Corporate obligations	970,461	967,811	200,000	202,364
U.S. Government obligations (including mortgage backed securities)	—	—	2,499,185	2,499,100
Preferred stock	454,855	391,080	250,000	216,140
Common stock	443,815	538,742	667,188	710,023
Limited Partnership	223,373	221,815	—	—
Mutual funds	215,274	191,377	215,273	187,639
Other equity	70,206	35,297	70,202	36,746

Total Current	2,377,984	2,346,122	4,717,848	4,673,848

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (Continued)

	August 31, 2011		November 30, 2010
	COST	MARKET	COST	MARKET

Long-term:
Corporate obligations	754,518	743,628	750,000	748,629
Preferred stock	2,404,587	2,371,035	2,391,002	2,375,422

Total Long-term	3,159,105	3,114,663	3,141,002	3,124,051

Total	$5,537,089	$5,460,785	$7,858,850	$7,797,899

As of August 31, 2011, the Company had unrealized losses on its investments of $(76,301). This amount was reduced by a deferred tax benefit of $30,826, of which a $24,928 benefit was recorded in prior fiscal years and a benefit of $5,898 was recorded in fiscal 2011. None of the unrealized losses have been deemed to be other-than-temporary or temporary impairments, and are accounted for under mark-to-market rules for Available-for-Sale securities. Please see Note 3 for further information.
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
Level 1 — Quoted market prices in active markets for the identical asset or liability that the reporting entity has ability to access at the measurement date.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (Continued)

		Quoted	Significant
		Market Price	Other
		in Active	Observable
	August 31,	Markets	Inputs
Description	2011	(Level 1)	(Level 2)
Bank Certificates of Deposit	$—	$—	$—
Corporate obligations	1,711,439	—	1,711,439
Preferred Stock	2,762,115	2,762,115	—
Common Stock	538,742	538,742	—
Limited Partnership	221,815	221,815	—
Mutual Funds	191,377	191,377	—
Other Equity	35,297	—	35,297

Total	$5,460,785	$3,714,049	$1,746,736

		Quoted	Significant
		Market Price	Other
		in Active	Observable
	November 30,	Markets	Inputs
Description	2010	(Level 1)	(Level 2)
Bank Certificates of Deposit	$821,836	$—	$821,836
Corporate obligations	950,993	—	950,993
Government Obligations	2,499,100	2,499,100	—
Preferred Stock	2,591,562	2,591,562	—
Common Stock	710,023	710,023	—
Mutual Funds	187,639	187,639	—
Other Equity	36,746	—	36,746

Total	$7,797,899	$5,988,324	$1,809,575

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following items, which exceeded 5% of total current liabilities, are included in accounts payable and accrued liabilities as of:

	August 31,	November 30,
	2011	2010
	(In Thousands)	(In Thousands)
a) Media advertising	$871	$ *
b) Accrued returns	1,262	1,317
c) Coop advertising	1,701	1,610

	$3,834	$2,927

*	Did not exceed 5% of total current liabilities at November 30, 2010.
All other liabilities individually did not exceed 5% of total current liabilities.
NOTE 9 — OTHER INCOME
Other income consists of the following:

	Three Months Ending		Nine Months Ending
	August 31,		August 31,
	2011	2010	2011	2010

Interest and dividend income	$62,608	$54,876	$189,599	$196,349
Royalty income	50,863	45,000	159,694	135,000
Realized (loss) gain on sale of Bonds	—	2,394	815	(14,975)
Miscellaneous	1,575	3,739	12,670	43,853

	$115,046	$106,009	$362,778	$360,227

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
Alleghany for fiscal 2003 and subsequent years. The Company had understood since the inception of the license agreement, that once the royalty rate was reduced to 1%, the minimum royalties would end. On July 8, 2011, the Company reached a settlement in which it agreed to a one-time payment to Alleghany of $600,000, an increase in the royalty rate from 1% to 2.5%, and a minimum annual royalty of $250,000 in order to settle this matter in full. Although management believed that the Company had a meritorious defense and could prevail in a court of law, it was decided to settle the dispute due to the risk of loss of two profitable core brands, “Nutra Nail” and “Hair Off”, and possible substantial liabilities that the Company estimated could be as high as $1,900,000. An expense of $695,000 was recorded in the second quarter of fiscal 2011 to reflect the anticipated costs of settling this matter and the increased royalty rate, with the expense included in selling, general and administrative expenses in the statement of operations. The one-time payment of $600,000 was paid by the Company to Alleghany on July 18, 2011.
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
On July 15, 2011, the Board of Directors of the Company declared a $0.07 per share dividend for the third quarter ended August 31, 2011. The dividend was payable to all shareholders of record as of August 2, 2011, and was paid on September 2, 2011.
Change of Control Agreements
On March 15, 2011, the compensation committee of the board of directors, acting on behalf of the Company, entered into a Change of Control Agreement (together, the “COC Agreements”) with each of Ira W. Berman and David Edell (the “Consultants”). Each of Mr. Berman and Mr. Edell was employed as a senior executive of the Company until December 31, 2010, at which point they each became consultants to the Company pursuant to the terms of their respective Amended and Restated Employment Agreements, as amended (each, an “Employment/Consulting Agreement”), which are listed as Exhibits 10.1 and 10.2 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010. Mr. Edell is a director of the Company, and Mr. Berman was a director until August 4, 2011.

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
Under the respective Employment Agreements, the base salaries of Mr. Dunnan Edell, Mr. Heit, and Mr. Drew Edell are $350,000, $250,000, and $275,000 per annum, respectively, and may be increased each year at the discretion of the Company’s Board of Directors. The Executives are eligible to receive an annual performance-based bonus under their respective Employment Agreement, and are entitled to participate in Company equity compensation plans. In addition, each of the Executives will receive an automobile allowance, health insurance and certain other benefits.

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
If the Company terminates the Executive for Cause (as defined in the respective Employment Agreement), or the Executive terminates his employment in a manner not considered to be for Good Reason, the Executive shall be entitled to receive all base salary and other benefits earned and accrued prior to the date of termination. If the Company terminates the Executive in a manner that is not for Cause or due to the Executive’s death or disability, the Executive terminates his employment for Good Reason, or the Company does not renew the Employment Agreement after December 31, 2013, the Executive shall be entitled to receive a single-sum payment equal to his unpaid base salary and other benefits earned and accrued prior to the date of termination and a single-sum payment of an amount equal to three times (a) the average of the base salary amounts paid to Executive over the three calendar years prior to the date of termination, (b) if less than three years have elapsed between March 21, 2011 and the date of termination, the highest base salary paid to the Executive in any calendar year prior to the date of termination, or (c) if less than twelve months have elapsed between March 21, 2011 and the date of termination, the highest base salary received in any month times twelve. In addition, each Executive is entitled to certain benefits in connection with a Change of Control (as defined in their respective Employment Agreements).
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
The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of August 31, 2011 and August 31, 2010. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no penalties or related interest for the fiscal year to date ended August 31, 2011 or for the fiscal year to date ended August 31, 2010. The Company had no officer salaries that were not deductible for tax purposes during the three months and nine months ended August 31, 2011. During the three and nine months ended August 31, 2010, the Company had $79,650 and $461,523, respectively of officer salaries that were not deductible for tax purposes in calculating the income tax provision.
As of August 31, 2011, the Company had unrealized losses on its investments of $(76,301). This amount was reduced by a deferred tax benefit of $30,826, of which a $24,928 benefit was recorded in prior fiscal years and a benefit of $5,898 was recorded during fiscal 2011. The deferred tax benefit has been recorded as part of the deferred tax asset, and offset against the unrealized losses on marketable securities reported on the consolidated balance sheets.
At August 31, 2011 and November 30, 2010, respectively, the Company had temporary differences arising from the following:

	August 31, 2011
			Classified As
		Deferred	Short-Term	Long-Term
Type	Amount	Tax	Asset	(Liability)

Depreciation	$(363,062)	$(146,677)	$—	$(146,677)
Unrealized loss on investments	76,301	30,826	30,826
Reserve for bad debts	43,941	17,752	17,752	—
Reserve for returns	1,777,106	717,951	717,951	—
Reserve for obsolete inventory	813,217	328,540	328,540	—
Vacation accrual	337,688	136,426	136,426	—
Charitable Contributions	413,228	166,944	166,944	—
Section 263A costs	231,459	93,509	93,509	—

Net deferred tax asset (liability)		$1,345,271	$1,491,948	$(146,677)

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 — INCOME TAXES (Continued)

	November 30, 2010
			Classified As
		Deferred	Short-Term	Long-Term
Type	Amount	Tax	Asset	(Liability)

Depreciation	$(290,262)	$(118,717)	$—	$(118,717)
Unrealized loss on investments	60,950	24,929	24,929	—
Reserve for bad debts	24,739	10,119	10,119	—
Reserve for returns	1,238,510	506,551	506,551	—
Reserve for obsolete inventory	1,372,798	561,474	561,474	—
Vacation accrual	251,083	102,693	102,693	—
Net Operating Loss (Restated)	774,736	316,866	316,866	—
Charitable Contributions	285,221	116,655	116,655	—
Section 263A costs	284,831	116,496	116,496	—

Net deferred tax asset (liability)		$1,637,066	$1,755,783	$(118,717)

Income tax expense (benefit) consists of the following components:

	Three Months Ended August 31,
	2011	2010

Current (benefit) — Federal	$—	$(29,757)
Current tax — State & Local	34,989	57,784
Deferred tax expense (benefit)	263,573	(137,323)

Total tax expense (benefit)	$298,562	$(109,296)

	Nine Months Ended August 31,
	2011	2010

Current tax expense — Federal	$—	$122,551
Current tax expense — State & Local	48,611	103,073

Deferred tax expense (benefit)	297,693	(363,099)

Total tax expense (benefit)	$346,304	$(137,475)

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 — INCOME TAXES (Continued)
Prepaid income taxes consist of the following components:

		State &
	Federal	Local	Total

August 31, 2011	$520,230	$453,611	$973,841

November 30, 2010	$519,825	$479,877	$999,702

Income tax payable consists of the following components:

		State &
	Federal	Local	Total

August 31, 2011	$—	$22,500	$22,500

November 30, 2010	$—	$—	$—

A reconciliation of (benefit from) provision for income taxes computed at the statutory rate to the effective rate for the three months ended August 31, 2011 and 2010 is as follows:

			Three Months Ended
	Three Months Ended		August 31, 2010
	August 31, 2011			Percent
		Percent		of Pretax
	Amount	Amount	Amount	Income
Provision for (benefit from) income taxes at federal statutory rate	$237,271	34.00%	$(240,557)	(34.00)%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	41,453	5.94	(42,027)	(5.94)

Non-deductible expenses and other adjustments	19,838	2.84	173,288	24.49

Provision for (benefit from) income taxes	$298,562	42.78%	$(109,296)	(15.45)%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 — INCOME TAXES (Continued)

			Nine Months Ended
	Nine Months Ended		August 31, 2010
	August 31, 2011			Percent
		Percent		of Pretax
	Amount	Amount	Amount	Income
Provision for (benefit from) Income taxes at federal statutory rate	$286,088	34.00%	$(375,610)	(34.00)%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	49,981	5.94	(65,621)	(5.94)

Non-deductible expenses and other adjustments	10,235	1.22	303,756	27.50

Provision for (benefit from) income taxes	$346,304	41.16%	$(137,475)	(12.44)%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 — PRIOR PERIOD ADJUSTMENT
An error was discovered in the November 2010 financial statements, whereby accounts payable was overstated by $595,086. This error occurred over several years originating prior to fiscal 2006, and was not material in any one year. This error has also resulted in a reduction of the current deferred tax asset by $243,391 due to the decrease in the net operating loss carried forward. The cumulative effect of the change resulted in an increase of $351,695 to retained earnings as of November 30, 2010. Management reviewed this adjustment from both a quantitative and qualitative basis, and does not believe this adjustment is material to the financial statements. Accordingly the previously filed 10-K for the year ended November 30, 2010 will not be amended. If the 10-K was amended, it would have reflected an additional expense in fiscal 2010 of $13,796, additional income of $53,266 in fiscal 2009, and an additional expense of $6,441 for fiscal 2008. No adjustment to earnings (loss) per share would have been required for the fiscal years 2010, 2009, and 2008. The following are the original and revised amounts:
CONSOLIDATED BALANCE SHEETS
As of November 30, 2010

	Original	Revised	Change
Deferred Income Tax	$1,999,174	$1,755,783	$(243,391)

Total Assets	36,555,590	36,312,199	(243,391)

Accounts Payable	9,101,365	8,506,279	(595,086)
Retained Earnings	24,454,779	24,806,474	351,695

Total Liabilities and Shareholders’ Equity	$36,555,590	$36,312,199	$(243,391)

NOTE 14 — SUBSEQUENT EVENTS
On October 10, 2011, the Board of Directors of the Company approved a $0.07 per share dividend for the fourth quarter ending November 30, 2011, payable to all shareholders as of November 1, 2011 and to be paid on December 2, 2011.
On September 27, 2011, a lawsuit, entitled Shirilla v. CCA Industries, Inc., was instituted against the Company in the Superior Court of California, County of Los Angeles. The plaintiff named in the complaint relating to the lawsuit seeks to have the case certified as a class action. The complaint alleges unfair or deceptive business practices by the Company and asserts that the Company made false and misleading claims about its “Mega-T” product line in violation of the California Consumer Legal Remedies Act and the California Business and Professions Code. The complaint states that the plaintiff is seeking injunction and other equitable remedies, and restitution, disgorgement and unspecified monetary damages and expenses. The Company

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 — SUBSEQUENT EVENTS (Continued)
denies the allegations of wrongdoing and liability with regard to its advertising and other business practices. Moreover, the Company believes that the claims asserted in the Shirilla matter are the same as or similar to those asserted in the class action Wally v. CCA Industries, Inc., which was filed in the same court in 2009 and was settled, without admission of any liability or allegations made in the case, in 2010. The court-approved settlement in Wally dismissed all claims that were made, or could have been made, in the case by members of the plaintiff class. Accordingly, the Company believes the claims asserted in Shirilla are without merit and should be dismissed. There can be no assurance, however, that the court will concur with the Company’s position.
On September 20, 2011, the Company filed Form 8-K announcing that it had voluntarily requested that retailers and other outlets carrying the Company’s Plus+White® whitening gel return three (3) lots of the oral care product, consisting of approximately 90,000 units of its Plus White whitening gel, shipped in June, July and August 2011. Some of the gel included in these lots liquefied (primarily a cosmetic change to the product) which caused the product to lose its efficacy. The Company has agreed to replace the units or issue credits and refund any consumer for their purchase of the defective product. The Company believes that the gross sales of the defective merchandise delivered to customers, together with additional retailer charges related to the return, were approximately $646,106, which was recorded as an additional reserve for returns in the third quarter ended August 31, 2011. At present, the Company is unable to predict the impact on future sales or the cost it will incur as a result of this action, though the impact could be material.

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
OVERVIEW
The Company had, for the three month period ended August 31, 2011, net income of $399,294 as compared to a net loss of $(598,225) for the same period in 2010. Net sales for the third quarter of fiscal 2011 were $12,113,942 as compared to $12,490,391 for the same period in fiscal 2010. The Company had, for the nine month period ended August 31, 2011, net income of $495,131, as compared to a net loss of $(967,260) for the same period in 2010. The results for the third quarter were materially impacted by the recording of a reserve in the amount of $646,106 due to the Company’s recall of three lots of its Plus+White® whitening gel that was announced on September 20, 2011. The Company’s balance sheet as of August 31, 2011 reflects $30,240,645 in current assets and $8,299,764 in current liabilities. The Company does not have any loan or line of credit bank debt.
OPERATING RESULTS FOR THE THREE MONTHS ENDED AUGUST 31, 2011
For the three-month period ended August 31, 2011, the Company had total revenues of $12,228,988 and net income of $399,294 after provision for income taxes of $298,562. For the same three month period in 2010, total revenues were $12,596,400 and the net loss was $(598,225) after a (benefit from) income taxes of $(109,296). Basic and fully diluted earnings per share were $0.06 for the third quarter of 2011 as compared to basic and fully diluted losses per share of $(0.08) for the third quarter of 2010. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the third quarter of 2011 were reduced by $1,432,992 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. In the same period of the prior year, net sales were reduced by $1,937,397 and trade promotion was credited by that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
The Company had a small decrease in net sales to $12,113,942 for the three-month period ended August 31, 2011 from $12,490,391 for the three-month period ended August 31, 2010. The following were factors that affected net sales:
•
Gross sales continue to be impacted by the nationwide trend of decreased sales of all diet brands. The Company’s diet brand gross sales decreased 32.4% for the third quarter of 2011 as compared to the third quarter of 2010.

•
The Company successfully launched the Nutra Nail branded product Gel Perfect in the third quarter of 2011 resulting in a 40.1% increase in the gross sales of Nutra Nail in the third quarter of 2011 as compared to the third quarter of 2010.

•
Product returns decreased 43.0% to $1,452,326 in the third quarter of 2011 from $2,547,379 in the third quarter of 2010. This decrease took place despite increasing the reserve for returns by $646,106 as a result of the Company’s announcement on September 20, 2011 that it had voluntarily requested that retailers and other outlets carrying the Company’s Plus+White® whitening gel return three (3) lots of the oral care product (see Note 14, Subsequent Events for further information).

•
Sales incentives, consisting of co-operative advertising with the Company’s retail partners and coupons, decreased by $504,404, or 26.0% for the third quarter of 2011 as compared to the same period in 2010.

Included in sales incentives is the cost of the coupons issued by the Company, which was $252,376 in the third quarter of 2011 as compared to $418,496 in the third quarter of 2010. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.
The following table is the Company’s net sales by category for the third quarter of 2011 as compared to the third quarter of 2010:

	Three Months Ended		Three Months Ended
	August 31, 2011		August 31, 2010
Category	Net Sales		Net Sales
Skin Care	$4,406,285	36.4%	$3,994,383	32.0%
Dietary Supplement	2,951,022	24.4%	3,886,885	31.1%
Oral Care	2,059,618	17.0%	2,865,423	23.0%
Nail Care	1,816,115	15.0%	1,177,398	9.4%
Fragrance	577,376	4.8%	283,833	2.3%
Analgesic	187,717	1.5%	235,365	1.9%
Hair Care and Misc.	115,809	0.9%	47,104	0.3%

	$12,113,942	100.00%	$12,490,391	100.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases. The Company outsources its manufacturing to outside contract manufacturers. The gross margin for the third quarter of 2011 was 57.7%, as compared to 51.9% for the second quarter of 2010. The gross margin was higher due to lower sales returns and allowances and lower sales incentives during the third quarter of 2011 as compared to the same period in 2010. Sales returns in the third quarter of 2011 were 9.5% of gross sales as compared to 14.8% for the same period in 2010. The decrease was mainly due to the Company’s diet products, the returns of which decreased to 4.2% of gross sales in the third quarter of 2011 as compared to 12.8% for the same period in 2010.
Selling, general and administrative expenses were $390,411 lower in the third quarter of 2011 as compared to the same period in 2010. The expense was lower primarily due to lower payroll costs as a result of the expiration of Ira Berman and David Edell’s employment contracts on December 31, 2010. The contracts provide for consulting payments to be made for a five year period, after expiration of the employment period in their respective employment agreements. The payments for fiscal 2011 were to be equal to fifty percent (50%) of the prior year salary and bonus, plus certain other benefits. In accordance with GAAP, the payments due for the entire fiscal 2011 year were recorded as an expense when paid during the first and second quarters of 2011, as their required consulting services were fully utilized, and accordingly, no expense was recorded in the third quarter of 2011.
Advertising expense was $1,322,522 for the quarter ended August 31, 2011 as compared to $1,690,455 for the quarter ended August 31, 2010, or a decrease of $367,933. This was due to lower media expenditures, and lower expenditures for co-operative advertising with the Company’s retail partners that is classified as an advertising expense rather than a sales incentive. The Company’s advertising expense changes from quarter to quarter based on the timing of the Company’s promotions.
The Company recorded an advertising litigation expense of $65,254 for the three month period ended August 31, 2010. This expense was a result of the class action lawsuit, “Wally v. CCA”, alleging false and misleading advertisement of the Company’s dietary supplement, which was commenced in the Superior Court of the State of California, County of Los Angeles, on September 29, 2009. This matter was settled in fiscal 2010, with no further expense anticipated.
Income before taxes was $697,856 for the third quarter ended August 31, 2011 as compared to a pre-tax loss of $(707,521) for the same quarter in 2010. The effective tax rate for income taxes for the third quarter of 2011 was 42.8% versus a benefit from income taxes of (15.4)% for the third quarter of 2010. The provision for income taxes included non-deductible expenses and adjustments that increased the provision by $19,838 or 2.8% of the pre-tax loss for the third quarter of 2011 as compared to an adjustment that decreased the (benefit from) income taxes by $173,288 or 24.5% of pre-tax income for the same period in fiscal 2010. During the third quarter ended August 31, 2011 and 2010, there was $0 and $79,650, respectively of officer salaries that were not deductible for tax purposes in calculating the income tax provision. The Company filed its federal and state income tax returns for fiscal 2010 in the third quarter of 2011. As a result, the income tax provision for the third quarter ended August 31, 2011 includes an expense of $21,998 due to an under accrual of state income taxes for fiscal 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
OPERATING RESULTS FOR THE NINE MONTHS ENDED AUGUST 31, 2011
For the nine month period ended August 31, 2011, the Company had total revenues of $37,685,408 and net income of $495,131 after provision for income taxes of $346,304. For the same nine month period in 2010, total revenues were $40,649,903 and the net loss was $(967,260) after a (benefit from) income taxes of $(137,475). Basic and fully diluted earnings per share were $0.07 for the nine months ended August 31, 2011 as compared to basic and fully diluted losses per share of $(0.14) for the same period in 2010. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the first nine months of 2011 were reduced by $4,066,545 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. In the same period of the prior year, net sales were reduced by $5,446,259 and trade promotion was credited by that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income.
The Company’s net sales decreased $2,967,046 to $37,322,630 for the nine month period ended August 31, 2011 from $40,289,676 for the nine month period ended August 31, 2010. The following are factors that affected net sales for the nine months ended August 31, 2011:
•
Net sales of the Company’s diet products were 8.5% lower in fiscal 2011 as compared to fiscal 2010, which is consistent with a nation-wide trend of lower sales for all diet brands in the United States and the continuing economic recession.

•
Skin care products net sales decreased 10.0% in fiscal 2011 as compared to fiscal 2010. The decrease was due to lower gross sales of $2,100,396 in the Hairoff and Bikini Zone brands, offset by an increase of $874,731 in the Sudden Change brand.

•
While net sales of Nutra Nail decreased to $3,914,507 for the first nine months of fiscal 2011 from $4,235,646 for the same period in fiscal 2010, the Company successfully launched the Nutra Nail branded Gel Perfect product in the last week of August 2011 resulting in additional sales of $1,070,208.

•
Sales returns were 7.9% of gross sales for the nine month period ended August 31, 2011 as compared to 10.2% for the same period last year. This decrease took place despite increasing the reserve for returns by $646,106 as a result of the Company’s announcement on September 20, 2011 that it had voluntarily requested that retailers and other outlets carrying the Company’s Plus+White® whitening gel return three (3) lots of the oral care product (see Note 14, Subsequent Events for further information).

•
Sales incentives consist of co-operative advertising with the Company’s retail partners and coupons. The amount of co-operative advertising included in sales incentives decreased by $1,379,715 for the first nine months of 2011 as compared to the same period in 2010. The cost of the coupons issued by the Company was $676,949 for the first nine months of 2011 as compared to $758,293 for the same period in 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
The following table is the Company’s net sales by category for the first nine months of 2011 as compared to the first nine months of 2010:

	Nine Months Ended		Nine Months Ended
	August 31, 2011		August 31, 2010
Category	Net Sales		Net Sales
Skin Care	$12,798,883	34.3%	$14,227,161	35.3%
Dietary Supplement	11,370,454	30.5%	12,422,467	30.8%
Oral Care	7,378,265	19.8%	7,275,803	18.1%
Nail Care	3,914,507	10.5%	4,235 646	10.5%
Fragrance	1,116,636	3.0%	938,697	2.3%
Analgesic	420,960	1.1%	690,279	1.7%
Misc.	322,925	0.8%	499,623	1.3%

	$37,322,630	100.00%	$40,289,676	100.00%

The Company makes every effort to control the cost of manufacturing and has had no substantial cost increases. The gross margin for the nine months ended August 31, 2011 increased to 60.2%, as compared to 57.4% for the same period in 2010. The gross margin increase was a result of lower returns and sales incentives.
Selling, general and administrative expenses were $467,026 higher in the first nine months of 2011 as compared to the same period in 2010. The following are factors that affected the selling, general and administrative expense during the first nine months of fiscal 2011:
•	The Company recorded an expense in the amount of $695,000 in the second quarter of 2011 related to the Alleghany claim (see Note 10, Commitment and Contingencies for information regarding the claim).

•
The Company incurred legal and other expenses of $303,975 as a result of the Company’s response to the SEC filings of Biglari Holdings, Inc. and related parties during the first and second quarter of 2011. The Company does not expect to have any further legal costs in connection with this matter.

•	Health insurance costs were $157,561 higher in the first nine months of 2011 as compared to the same period in 2010, consistent with national trends.

•
Payroll and related taxes, other than the reduction as a result of the retirement of David Edell and Ira Berman, were $360,824 lower in the nine months ended August 31, 2011 as compared to the same period in 2010.

The Company incurred consulting expense of $1,291,871 in the first half of 2011. The payments were made pursuant to the employment contracts of Ira Berman and David Edell, the employment period of which expired on December 31, 2010. The contracts provided for consulting payments to be made for a five year period, after expiration of the employment period in the respective agreements. The payments for fiscal 2011 were to be equal to fifty percent (50%) of the prior year salary and bonus, plus certain other benefits. In accordance with GAAP, the payments due for the entire fiscal 2011 year were recorded as an expense when paid during the first and second quarters of 2011, as the required consulting services were fully utilized, and accordingly, no expense was recorded in the third quarter and no expense will be recorded in the fourth quarter of 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
Advertising expense was $4,771,316 for the nine months ended August 31, 2011 as compared to $5,599,736 for the nine months ended August 31, 2010. Of this amount, $487,922 was due to lower co-operative advertising that is classified as a selling expense. The Company’s advertising expense changes from quarter to quarter based on the timing of the Company’s promotions.
The Company recorded an advertising litigation expense of $2,194,297 for the nine month period ended August 31, 2010, of which $65,254 was incurred in the third quarter of 2010. This expense was a result of the class action lawsuit, “Wally v. CCA”, alleging false and misleading advertisement of the Company’s dietary supplement, which was commenced in the Superior Court of the State of California, County of Los Angeles, on September 29, 2009. This matter was settled in fiscal 2010, with no further expense anticipated.
Income before the provision for income taxes was $841,435 for the nine months ended August 31, 2011 as compared to a pre-tax loss of $(1,104,735) for the same period in 2010. The effective tax rate for the nine months ended August 31, 2011 was 41.2% versus (12.4)% for the nine months ended August 31, 2010. The provision for income taxes included non-deductible expenses and adjustments that increased the provision for income taxes by $10,235 or 1.2% of pre-tax income for the first nine months of 2011 as compared to a decrease in the (benefit from) income taxes of $130,469 or 32.85% of the pre-tax loss for the same period in fiscal 2010. During the nine months ended August 31, 2011 and 2010, there was $0 and $461,523, respectively of officer salaries incurred that were not deductible for tax purposes in calculating provision for (benefit from) income taxes. The Company filed its federal and state income tax returns for fiscal 2010 in the third quarter of 2011. As a result, the income tax provision for the nine months ended August 31, 2011 includes an expense of $21,998 due to an under accrual of state income taxes for fiscal 2010.
FINANCIAL POSITION AS OF AUGUST 31, 2011
The Company’s financial position as of August 31, 2011 consisted of current assets of $30,240,645 and current liabilities of $8,299,764, or a current ratio of 3.6 to 1. The Company’s cash and cash equivalents were $7,679,011 as of August 31, 2011, a decrease of $385,244 from November 30, 2010. Included in this decrease was net cash (used in) operating activities of $(1,073,190) and net cash provided by investing activities of $2,183,413 offset by net cash (used in) financing activities of $(1,495,467). Included in the net cash used in financing activities was $1,481,433 of dividends paid to shareholders.
As of August 31, 2011, the Company had $2,346,122 of short-term marketable securities and $3,114,663 of non-current securities. The Company’s cash and cash equivalents together with both short-term and long-term marketable securities, net of current liabilities were $4,840,032 as of August 31, 2011. Please refer to Note 7 of our consolidated financial statements of this Quarterly report on Form 10-Q for further information regarding the Company’s investments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
Accounts receivable increased to $8,011,570 as of August 31, 2011 from $5,990,010 as of November 30, 2010. Included in net accounts receivable are reserves for returns and allowances of $1,777,106 and allowances for doubtful accounts of $43,941. In addition, accrued liabilities include $1,508,476 which is an estimate of co-operative advertising expense relating to fiscal 2011 sales which are anticipated to be deducted from future invoices rather than against the current accounts receivable. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account. As previously disclosed, the Company recorded an additional reserve for returns of $646,106 as a result of the Company’s announcement on September 20, 2011 that it had voluntarily requested that retailers and other outlets carrying the Company’s Plus+White® whitening gel return three (3) lots of the oral care product (see Note 14, Subsequent Events for further information). The gross accounts receivable as of August 31, 2011 was higher as compared to the balance on November 30, 2009 due to higher gross sales of $15,286,994 in the third quarter of 2011 as compared to gross sales of $12,567,963 in the fourth quarter of 2010.
Inventory increased to $9,146,439 as of August 31, 2011 from $9,077,234 as of November 30, 2010. The inventory obsolescence reserve decreased to $813,217 as of August 31, 2011 from $1,372,798 as of November 30, 2010. The decrease was mainly due to the scrapping and destruction of obsolete inventory that had previously been part of the obsolescence reserve. Changes to the inventory obsolescence reserves, other than removing inventory that has been scrapped, are recorded as an increase or decrease to the cost of goods. The Company anticipates inventory to increase due to the introduction of the Nutra Nail branded Gel Perfect nail polish. In addition, the Company is investing in inventory by buying larger quantities forward in order to protect against future raw material cost increases.
The Company had an insurance claim receivable of $361,639 as of November 30, 2010 as result of a settlement between the Company and its insurance carrier in regard to liability insurance coverage of the advertising litigation, “Wally vs. CCA”. The insurance claim was paid during the first quarter of 2011.
Prepaid income taxes decreased to $973,841 as of August 31, 2011 from $999,702 as of November 30, 2010. The decrease was due to taxes that the Company estimates will be due for fiscal 2011, as well as a state income tax under accrual of $21,998 from fiscal 2010 as a result of the filing of the Company’s tax returns in the third quarter of fiscal 2011.
The deferred income tax asset decreased to $1,491,948 as of August 31, 2011 from $1,755,783 as of November 30, 2010. The decrease was mainly due to the utilization of the entire net operating loss carry forward of $774,736 during fiscal 2011 and changes in tax estimates. The Company expects that all of the deferred tax assets will be realized within the next twelve month period subsequent to August 31, 2011. The deferred tax assets include $30,826 of deferred tax benefit related to the Company’s unrealized losses of $(76,301) on its investments as of August 31, 2011. The unrealized losses reported on the balance sheet were $(45,475), which is net of the deferred tax benefit. The long-term deferred tax liability increased to $146,677 at August 31, 2011 as compared to $118,717 as of November 30, 2010. The liability is due to the difference in depreciation between the Company’s books and income tax returns.
Accounts payable and accrued liabilities decreased to $7,777,273 as of August 31, 2011 from $8,506,279 as of November 30, 2010. Accounts payable were higher as of November 30, 2010 mainly due to media advertising invoices that were paid in the first quarter of fiscal 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
Shareholders’ equity decreased to $26,174,290 as of August 31, 2011 from $27,170,046 as of November 30, 2010. The decrease was due to the dividends declared of $1,481,433 during the first nine months ended August 31, 2011, offset partially by net income of $495,131. In addition, unrealized losses on marketable securities increased $9,454. Unrealized holding gains or losses are recorded as other comprehensive income.
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
Our primary capital needs are seasonal working capital requirements and dividend payments. In addition, funds are kept on hand for any potential acquisitions, which the Company continues to explore. As of August 31, 2011, the Company had $7,679,011 of cash and cash equivalents, $2,346,122 of short-term marketable securities and $3,114,663 of long-term securities. Total liabilities were $8,449,576 as of August 31, 2011. Please refer to Note 7 of the financial statements for further information regarding the Company’s investments. The Company’s long-term liabilities as of August 31, 2011, consisted of deferred tax liability of $146,677 and long-term capitalized lease obligations of $3,135. The Company does not have any bank debt.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company’s financial statements record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value). The investments are, categorically listed, in “Fully Guaranteed Bank Certificates of Deposit”, “Common Stock”, “Mutual Funds”, “Other Equity”, “Preferred Stock”, “Government Obligations” and “Corporate Obligations.” $795,854 of the Company’s $5,460,785 portfolio of investments (approximate, as at August 31, 2011) is invested in the “Common Stock”, “Limited Partnership” and “Other Equity” categories, and approximately $2,762,115 in the Preferred Stock holdings category. The Company invests in various investment securities. Investment securities are exposed to various risks such as interest rates, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term. The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, however, due to current securities market conditions, the Company cannot ascertain the risk of any future change in the market value of its’ investments.

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of August 31, 2011, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended August 31, 2011 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control overall financial reporting.

CCA INDUSTRIES, INC.
PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On September 27, 2011, a lawsuit, entitled Shirilla v. CCA Industries, Inc., was instituted against the Company in the Superior Court of California, County of Los Angeles. The plaintiff named in the complaint relating to the lawsuit seeks to have the case certified as a class action. The complaint alleges unfair or deceptive business practices by the Company and asserts that the Company made false and misleading claims about its “Mega-T” product line in violation of the California Consumer Legal Remedies Act and the California Business and Professions Code. The complaint states that the plaintiff is seeking injunction and other equitable remedies, and restitution, disgorgement and unspecified monetary damages and expenses. The Company denies the allegations of wrongdoing and liability with regard to its advertising and other business practices. Moreover, the Company believes that the claims asserted in the Shirilla matter are the same as or similar to those asserted in the class action Wally v. CCA Industries, Inc., which was filed in the same court in 2009 and was settled, without admission of any liability or allegations made in the case, in 2010. The court-approved settlement in Wally dismissed all claims that were made, or could have been made, in the case by members of the plaintiff class. Accordingly, the Company believes the claims asserted in Shirilla are without merit and should be dismissed. There can be no assurance, however, that the court will concur with the Company’s position.

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
Date: October 14, 2011

CCA INDUSTRIES, INC.
By:	/s/ STEPHEN A. HEIT
Stephen A. Heit
Executive Vice President and Chief Financial Officer, and duly authorized signatory on behalf of Registrant