Form 10-K
period 2011-11-30
CCA INDUSTRIES INC
filed 2012-02-28
CIK 721447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 2011

Commission File Number 001-31643

CCA INDUSTRIES, INC.

(Exact Name of Registrant as specified in Charter)

DELAWARE	04-2795439
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Murray Hill Parkway, EastRutherford, New Jersey 07073

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

Yes   ☐  No     ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the Registrant was required to submit and post such files.

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

Yes   ☐     No   ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant (i.e., by persons other than officers and directors of the Registrant and holders of 10% or more of the Registrant’s voting stock), at the closing sales price of $6.13 on May 31, 2011, was as follows:

Class of Voting Stock	Market Value

4,757,394 shares; Common Stock, $.01 par value	$ 29,162,825

On February 25, 2012 there were 6,086,740 shares of Common Stock and 967,702 shares of Class A Common Stock of the Registrant outstanding.

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

The Company owns registered trademarks, or exclusive licenses to use registered trademarks, that identify its products by brand-name. Under most of the brand names, the Company markets several different but categorically-related products. The principal brand and trademark names include “Plus+White” (oral health-care products),”Sudden Change” (skin-care products), “Nutra Nail” and “Power Gel” (nail treatments), “Gel Perfect” (nail polish), “Bikini Zone” (pre and after-shave products), “Mega—T” Green Tea (dietary products), “Mega – T” chewing gum (anti-oxidant dietary product), “Hair Off” (depilatories), “IPR” (foot-care products), “Solar Sense” (sun-care products), “Wash ‘N Curl” (shampoos), “Cherry Vanilla” and other Vanilla fragrances (perfumes), “Lobe Wonder” (ear-care product), Pain Bust*R II (topical analgesic) and “Scar Zone” (scar diminishing cream).

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

The Company’s net sales in fiscal 2011 were $49,033,367. Gross profits were $28,582,899. International sales accounted for approximately 4.5% of net sales. The Company had net income of $491,698 for fiscal 2011. Net worth at November 30, 2011 was $25,608,051.

Including the principal members of management (see Directors and Executive Officers), the Company, at November 30, 2011, had 140 sales, administrative, creative, accounting, receiving, and warehouse personnel in its employ.

(b) Manufacturing and Shipping

The Company creates and/or oversees formulations, chooses colors and mixtures, and arranges with independent contractors for the manufacture of its products pursuant to Company specifications. During fiscal 2011, the Company had research and development costs of $714,565 as compared to $619,147 in fiscal 2010. Manufacturing and component-supply arrangements are maintained with various manufacturers and suppliers. All orders and other product shipments are delivered from the Company’s own warehouse facilities, which results in more effective inventory control, more efficient shipping procedures, and the realization of related economies.

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

During the fiscal year ended November 30, 2011, the Company’s largest customers were Wal-Mart (approximately 36% of net sales), Walgreens (approximately 13%), CVS (approximately 7%), Target (approximately 5%), Rite Aid (approximately 5%), and Dollar General (approximately 2%). The loss of any of these principal customers, or substantial reduction of sales revenues realized from their business, could materially and negatively affect the Company’s earnings.

Most of the Company’s products are not particularly susceptible to seasonal-sales fluctuation. However, retail sales of depilatory, sun-care and diet-aids products customarily peak in the spring and summer months, while fragrance-product sales customarily peak in the Fall and Winter months.

The Company employs brand managers who are responsible for the marketing of CCA’s brands. These managers work with the Company’s in-house advertising and art departments to create media advertising, packaging and point—of—purchase displays.

The Company primarily utilizes local and national television advertisements to promote its leading brands. On occasion, print and radio advertisements are engaged. The Company also utilizes public relations and social media activities. In addition, and more-or-less continuously, store-centered product promotions are co-operatively undertaken with customers.

Each of the Company’s brand-name products is intended to attract a particular demographic segment of the consumer market, and advertising campaigns are directed to the respective market-segments.

The Company’s in-house advertising department and some outside advertising agencies are responsible for the creation of its media advertising. Placement is accomplished either directly or through media-service companies.

(d) “Wholly-Owned” Products

The majority of the Company’s sales revenues are from sales of the Company’s “wholly-owned” product lines (i.e., products sold under trademark names owned by the Company, and not subject to any other party’s interest or license), which include principally “Plus+White”, “Sudden Change”, “Wash ‘N Curl”, “Bikini Zone”, “Mega -T”, “Cherry Vanilla”, and “Scar Zone”.

(e) All Products

The Company’s gross sales net of returns by category percentage were: Skin Care 31.2%; Dietary Supplements 26.0%; Oral Care 21.1%; Nail Care 14.5%; Fragrance 4.4%, Hair Care and Miscellaneous 1.6% and Analgesic 1.2%.

(f) License-Agreements Products

i. AlleghanyPharmacal

In 1986, the Company entered into a license agreement with Alleghany Pharmacal Corporation (the “Alleghany Pharmacal License”). The Alleghany Pharmacal License agreement provides that if, and when, in the aggregate, $9,000,000 in royalties had been paid thereunder, the royalty-rate for those products ‘charged’ at 6% would be reduced to 1%. The Company paid an aggregate of $9,000,000 in royalties to Alleghny as of April 2003. Commencing May 1, 2003, the license royalty was reduced to 1%. On March 25, 2011, the Company received a letter on behalf of Alleghany claiming that the Company was in default of the license agreement, and that minimum annual royalties of $360,000 per year were due to Alleghany for fiscal 2003 and subsequent years. The Company had understood since the inception of the license agreement, that once the royalty rate was reduced to 1%, the minimum royalties would end. On July 8, 2011, the Company reached a settlement in which it agreed to a one-time payment to Alleghany of $600,000, an increase in the royalty rate from 1% to 2.5%, and a minimum annual royalty of $250,000 in order to settle this matter in full. Although management believed that the Company had a meritorious defense and could prevail in a court of law, it was decided to settle the dispute due to the risk of loss of two profitable core brands, “Nutra Nail” and “Hair Off”, and possible substantial liabilities that the Company estimated could be as high as $1,900,000. The Company incurred royalties totaling $285,568, and the one-time payment of $600,000 to Alleghany Pharmacal for the fiscal year ended November 30, 2011.

ii. Solar Sense, Inc.

CCA commenced the marketing of its sun-care products line following a May 1998 License Agreement with Solar Sense, Inc. (the “Solar Sense License”), pursuant to which it acquired the exclusive right to use the trademark names “Solar Sense” and “Kids Sense” and the exclusive right to market mark-associated products. The Solar Sense License requires the Company to pay a royalty of 5% on net sales of said licensed products until $1 million total royalties are paid, at which time the royalty rate will be reduced to 1% for a period of twenty-five years. The Company incurred royalties of $67,136 to Solar Sense, Inc. for the fiscal year ended November 30, 2011.

iii. The Nail Consultants Ltd.

In October of 1999, the Company entered into a License Agreement with The Nail Consultants, Ltd. for the use of an activator invented in connection with a method for applying a protective covering to fingernails. The Company’s License Agreement with The Nail Consultants, Ltd. was for the use of the method and its composition in a product kit packaged and marketed by CCA under its own name, “Nutra Nail Power Gel”. The Company was required to pay a royalty of 5% of net sales of all products sold under the license, by the Company. Effective December 1, 2010, the Company and The Nail Consultants, Ltd. agreed to cancel the License Agreement, and to increase the price that the Company pays for purchases of the activator from The Nail Consultants, Ltd. The royalties previously paid were reported as part of selling, general and administrative expenses on the financial statements. The increased cost of the activator is reflected on the financial statements for fiscal 2011 as part of cost of sales.

iv. Tea-Guard Inc.

On May 18, 2004, the Company entered into a license agreement with Tea-Guard, Inc. to manufacture and distribute Mega -T Green Tea chewing gum and Mega -T Green Tea mints. The license agreement required the Company to pay a royalty of 6% of net sales for the products sold under the license agreement. The license agreement was amended on March 31, 2009, granting the Company a non-exclusive license, with no minimum royalty required. The royalty rate of 6% of net sales will remain unchanged during the term, including any renewal terms, of the amended license agreement. The Company commenced sales of the Mega -T Green Tea Chewing Gum in July 2004. The Company incurred royalties to Tea-Guard, Inc. totaling $19,614 for the fiscal year ended November 30, 2011.

v. Continental Quest Corp.

Effective November 3, 2008, the Company entered into an agreement with Continental Quest Corp., to purchase certain United States trademarks and inventory relating to the Pain Bust*R II business for $285,106 paid at closing. In addition, the Company agreed to pay a royalty equal to 2% of net sales of all Pain Bust*R II products, which are topical analgesics, until an aggregate royalty of $1,250,000 is paid, at which time the royalty payments will cease. The Company incurred royalties to Continental Quest Corp. totaling $14,743 for the fiscal year ended November 30, 2011.

vi. Joann Bradvica

On March 22, 2002, the Company entered into an agreement with Joann Bradvica, granting the Company an exclusive license to manufacture and sell an Earlobe Patch Support for Earrings. The agreement provided for a royalty of 10% of net sales of the licensed product. A new agreement was entered into and effective on June 8, 2009 at the same royalty rate, and provides for a minimum royalty of $40,000 for annual periods beginning July 1, 2009 in order to maintain the license. The Company incurred royalties of $49,263 to Joann Bradvica for the fiscal year ended November 30, 2011 (please note that minimum royalty is based on different time period).

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

(i) Government Regulation

All of the products that the Company markets are subject or potentially subject to particular regulation by government agencies, such as the U.S. Food and Drug Administration (“FDA”), the Federal Trade Commission, and various state and/or local regulatory bodies. In the event that any future regulations were to require new approval for any in-the-market products, or should require approval for any planned product, the Company would attempt to obtain the necessary approval and/or license, assuming reasonable and sufficient market expectations for the subject product. However, there can be no assurance, in the absence of particular circumstances that Company efforts in respect of any future regulatory requirements would result in approvals and issuance of licenses. Moreover, if such license-requirement circumstances should arise, delays inherent in any application-and-approval process, as well as any refusal to approve, could have a material adverse effect upon existing operations (i.e. concerning in-the-market products) or planned operations.

Item 1A. RISK FACTORS

Risk Factors

Concentration of Risk.

The Company relies on mass merchandisers and major food and drug chains for the sales of its products. The loss of any one of those accounts could have a substantive negative impact upon our financial operations. All of the Company’s products have independent competition and must be able to compete in order to maintain our position on the retail merchandisers’ shelves. {See Business—General, Item 1(c) i Marketing.}

We are Dependent on Independent Contract Manufacturers.

The Company does not manufacture any of its products. All of the products are manufactured for the Company by independent contract manufacturers. There can be no assurance that the failure of a supplier to deliver the products ordered by the Company, when requested, will not cause burdensome delays in the Company’s shipments to its customers. The Company does constantly seek alternative suppliers should a major supplier fail to deliver as contracted. A failure of the Company to ship as ordered by its customers could cause penalties and/or cancellations of our customers’ orders. In addition, a transition to a new supplier could result in delays that could impact timely distribution of our products. Either of these events could have a material adverse impact on our relationships with our customers and our results of operations, financial condition and business.

There is No Assurance That The Business Will Continue to Operate Profitably.

In fiscal 2011, net sales were $49,033,367. Net income was $491,698. There is no assurance that all of the Company’s products will be successful. During 2011 consumer confidence was at a record low which had a general impact on the industry and retail sales. There was a nation-wide trend of lower sales for all diet products in food, drug and mass market retailers, which continued throughout fiscal 2011. We may experience periods of declines in sales, especially during periods of economic downturn, and any material reduction in our sales could have a material adverse impact on our results of operations, financial condition and business.

The Cosmetic, Health and Beauty Aid Industry is Highly Competitive.

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

CLASS A Shareholders Retain Control of Board of Directors.

Class A Shareholders, David Edell, a director of the Company and Ira W. Berman, have the right to elect four members to the Board of Directors. As a result, they will be able to exert significant influence over our business. The holders of Common Stock have the right to elect three members to the Board of Directors.

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

All of the Company’s product must be in compliance with all FDA and state regulations and all products which are being manufactured for the Company by outside suppliers must conform to the FDA’s Good Manufacturing Practices requirements. It is the Company’s responsibility to ascertain that the suppliers do conform. Damage could be caused to our reputation and our relationships with our customers and consumers if our products do not comply with such legal requirements, or with consumer expectations, which could result in diminished sales or liability claims, either of which could have a material adverse impact on our results of operations, financial condition and business.

The Company Relies On A Few Large Customers For A Significant Portion Of Its Sales.

In fiscal 2011, Wal-Mart Stores Inc. represented approximately 36% of the Company’s net sales. The Company’s ten largest customers accounted for 75% of the Company’s net sales. The Company has no agreements with any of its customers to stock its products. The Company’s business would suffer materially if it lost Wal-Mart Stores, Inc. as a customer. The loss of any of the Company’s ten top customers could have an adverse effect on the Company’s financial results.

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

The Price of the Company’s Stock May Be Volatile.

The Company’s stock could fluctuate substantially. There is a limited float of shares tradable. There are factors beyond the Company’s control which may cause the market price of our stock to fluctuate significantly, including but not limited to variations in the Company’s operating revenues and profits, the timing of advertising commitments, the volatility of small cap stock in general, general stock market conditions, and quarter to quarter variations.

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

We Sell to International Accounts.

International sales account for 4.5% of our total net sales. Our international sales expose the Company to additional risks of different political or regulatory conditions, and the dependence on other economies. A terrorist attack or the threat of a terrorist attack could prevent us from shipping to our international accounts. A loss of our international sales would have a material adverse effect on our business.

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

We Have Entered into Employment and Change of Control Agreements that would Require Us to Make Substantial Payments in connection with a Change of Control of the Company.

The Company has entered into a Change of Control Agreement with each of Ira Berman and David Edell (the “Consultants”), who provide consulting services to the Company, and Employment Agreements with each of Dunnan Edell, Drew Edell, Stephen Heit and another Company executive (the “Executives”). The Change of Control Agreements provide for an acceleration of payments that would be due through 2016 under each of the Consultant’s employment agreements with the Company, which were entered into in 1993. Each of the Employment Agreements may, in the event of a change of control of the Company, result in a lump sum payment equal to three times the Executive’s base salary plus other benefits. As a result, if a change of control occurred, the Company could be required to make a substantial payment to the Consultants and Executives, which would impact the Company’s cash reserves and earnings.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTY

The principal executive offices of the Company are located at 200 Murray Hill Parkway, East Rutherford, New Jersey. Under a net lease, the Company occupies approximately 58,625 square feet of space. Approximately 43,598 square feet in such premises is used for warehousing and 15,027 square feet for offices. The annual rental is $327,684, with an annual Consumer Price Index (“CPI”) increase not cumulatively exceeding 15% in any consecutive five year period. The lease expires on May 31, 2012 and had a renewal option at fair market value for an additional five years. The lease requires the Company to pay for additional expenses, Common Area Maintenance (“CAM”), which includes real estate taxes, common area expense, utility expense, repair and maintenance expense and insurance expense. For the year ended November 30, 2011, CAM was estimated at $150,000. The Company signed a new lease for the premises beginning June 1, 2012 and expiring May 31, 2022, with a renewal option for an additional five years. The new lease will increase the space that the Company will rent to a total of 81,000 square feet, and the annual rental for this space will be $486,012, with a CPI increase not to exceed 30% in any consecutive five year period. CAM is estimated to be $207,250 per year for future years beginning June 1, 2012.

On September 26, 2007, the Company entered into an additional lease for warehouse space located at 99 Murray Hill Parkway, East Rutherford, New Jersey, with Ninth Avenue Equities Co., Inc. for four and a half years commencing November 1, 2007 and ending on May 31, 2012. The premises comprise 16,438 square feet of space. The Company is obligated to pay maintenance which includes but is not limited to real estate taxes and all other common area expenses. The annual rental is $123,285. For the year ended November 30, 2010, CAM was $30,699. The Company has notified the landlord that it is not renewing the lease at expiration.

Item 3. LEGAL PROCEEDINGS

On September 27, 2011, a lawsuit, entitled Shirilla v. CCA Industries, Inc., was instituted against the Company in the Superior Court of California, County of Los Angeles. The plaintiff named in the complaint relating to the lawsuit seeks to have the case certified as a class action. The complaint alleged unfair or deceptive business practices by the Company and asserted that the Company made false and misleading claims about its “Mega-T” product line in violation of the California Consumer Legal Remedies Act and the California Business and Professions Code. The complaint stated that the plaintiff was seeking an injunction and other equitable remedies, and restitution, disgorgement and unspecified monetary damages and expenses. The Company denied the allegations of wrongdoing and liability with regard to its advertising and other business practices. Moreover, the Company believed that the claims asserted in the Shirilla matter were the same as or similar to those asserted in the class action Wally v. CCA Industries, Inc., which was filed in the same court in 2009 and was settled, without admission of any liability or allegations made in the case, in 2010. The court-approved settlement in Wally dismissed all claims that were made, or could have been made, in the case by members of the plaintiff class. The Shirilla case was moved to the United States District Court for the Central District of California. On January 12, 2012, plaintiff’s counsel notified the Company’s attorney that they were seeking to dismiss the case, with prejudice. The case was subsequently dismissed by the United States District Court, and the matter is now closed.

On February 6, 2012, a class action suit, entitled Harold M. Hoffman v. CCA Industries, Inc. was instituted against the Company in the Superior Court of New Jersey. The lawsuit, which did not specify any damages, alleges false and misleading claims about the Company’s product Scar Zone. The Company believes that the allegations are without merit and intends to vigorously defend the case. However, there can be no assurance that our position will be upheld.

There are no other material pending legal proceedings outstanding against the Company.

PART II

Item 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s Common Stock is traded on the New York Stock Exchange Amex under the symbol “CAW”.

The Company’s Class A Common Stock is not traded on any public market.

The range of high and low sales prices of the Common Stock during each quarter of its 2011 and 2010 fiscal years were as follows:

	September 30,	September 30,
Quarter Ended	2011	2010
February 28	$6.01 - $ 5.13	$6.20 - $ 4.16
May 31	$6.13 - $ 5.65	$6.39 - $ 4.77
August 31	$6.35 - $ 5.12	$5.99 - $ 5.00
November 30	$5.45 - $ 4.39	$5.68 - $ 4.35

The high and low prices for the Company’s Common Stock, on February 2, 2012 were $5.09 to $5.01 per share.

As of February 9, 2012, there were approximately 131 individual shareholders of record of the Company’s common stock. Based on reports of security position listings and the number of proxies requested by brokers in conjunction with the prior year’s annual meeting of stockholders, we believe there are a substantial number of beneficial holders in various street and depository trust accounts, which represent approximately 1,000 additional shareholders.

As of November 30, 2011, there were two individual shareholders of record of the Company’s Class A common stock.

The dividend policy is at the discretion of the Board of Directors and will depend on numerous factors, including earnings, financial requirements and general business conditions.

On December 21, 2009, the board of directors declared a $0.07 per share dividend for the first quarter ended February 28, 2010.The dividend was payable to all shareholders of record as of February 1, 2010 and was paid on March 1, 2010.On February 23, 2010, the Board of Directors declared a $0.07 per share dividend for the second quarter ended May 31, 2010.The dividend was payable to all shareholders of record on May 3, 2010 and was paid on June 3, 2010.On May 28, 2010, the Board of Directors declared a $0.07 per share dividend for the third quarter ended August 31, 2010. The dividend was payable to all shareholders of record on August 2, 2010 and was paid on September 2, 2010.On October 13, 2010, the Board of Directors declared a $0.07dividend for the fourth quarter ending November 30, 2010. The dividend was payable to all shareholders of record as of the close of business on November 1, 2010, and was paid on December 1, 2010.

On January 28, 2011, the Board of Directors declared a $0.07 per share dividend for the first quarter of 2011 to all shareholders of record as of February 10, 2011 and payable on March 10, 2011. On February 28, 2011, the Board of Directors of the Company declared a $0.07 per share dividend for the second quarter ended May 31, 2011. The dividend was payable to all shareholders of record as of May 2, 2011, and was paid on June 2, 2011. On July 15, 2011, the Board of Directors of the Company declared a $0.07 per share dividend for the third quarter ended August 31, 2011. The dividend was payable to all shareholders of record as of August 2, 2011, and was paid on September 2, 2011. On October 10, 2011, the Board of Directors of the Company approved a $0.07 per share dividend for the fourth quarter ending November 30, 2011, payable to all shareholders as of November 1, 2011 and was paid on December 2, 2011.

On February 3, 2012, the Board of Directors declared a $0.07 per share dividend for the first quarter of 2012 to all shareholders of record as of February 21, 2012 and payable on March 21, 2012.

Item 6. SELECTED FINANCIAL DATA

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended November 30,
	2011	2010	2009	2008	2007
Statement of Income
Sales, Net	$49,033,367	$50,345,213	$57,001,999	$56,741,133	$59,832,157
Net Income (loss)	491,698	(1,664,760)	3,431,644	1,412,886	5,537,795
Earnings (Loss) Per Share:
Basic	$0.07	$(0.24)	$0.49	$0.20	$0.79
Diluted	$0.07	$(0.24)	$0.49	$0.20	$0.78
Weighted Average Number of Shares Outstanding—Basic	7,054,442	7,054,442	7,054,442	7,054,442	7,029,611
Weighted Average Number of Shares Outstanding—Diluted	7,054,442	7,054,442	7,054,442	7,061,646	7,058,889

	September 30,	September 30,	September 30,	September 30,	September 30,
	As At November 30,
Balance Sheet Data:	2011	2010*	2009	2008	2007

Working Capital	$21,557,320	$22,883,292	$25,973,568	$23,836,264	$24,922,016
Total Assets	34,905,527	36,312,199	39,789,203	39,345,861	39,903,876

Total Liabilities	9,297,476	9,142,153	9,569,355	11,091,982	9,153,558
Total Shareholders’ Equity	25,608,051	27,170,046	30,219,848	28,253,879	30,750,318

Cash Dividends Declared per Common Share	$0.28	$0.28	$0.32	$0.43	$0.30

*	Restated

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report.

Overview

Net income for the year ended November 30, 2011 was $491,698 as compared to a net loss of $(1,664,760) for the year ended November 30, 2010. The earnings per share, basic and fully diluted was $0.07 for the year ended November 30, 2011 as compared to a loss per share of $(0.24) for the year ended November 30, 2010. The Company had net cash used in operations of ($515,876) for the year ended November 30, 2011 as compared to net cash used of $(2,638,605) for the year ended November 30, 2010. Comprehensive income was $413,249 for fiscal 2011 as compared to a comprehensive loss of $(1,426,253) for fiscal 2010. The Company had current assets of $30,670,484 and current liabilities of $9,113,164 at November 30, 2011. Retained earnings decreased to $23,322,928 at November 30, 2011 from $24,806,474 at November 30, 2010. There was no change in the number of outstanding shares at November 30, 2011 as compared to November 30, 2010.

Comparison of Operating Results for Fiscal Years 2011 and 2010

For the year ended November 30, 2011, the Company had revenues of $49,511,889 and net income of $491,698 after a provision for income taxes of $461,541. For the year ended November 30, 2010, the Company had revenues of $50,811,642, and a net loss of $(1,664,760), after a benefit from taxes of $(693,085). Other income increased to $478,522 for fiscal 2011 as compared to $466,429 for fiscal 2010. The increase was primarily due to higher royalty income on foreign sales. The basic and fully diluted income per share for fiscal 2011 was $0.07 as compared to a basic and fully diluted loss of $(0.24) for fiscal 2010.

The Company’s net sales decreased to $49,033,367 for the fiscal year ended November 30, 2011 from $50,345,213 for the fiscal year ended November 30, 2010. Net sales were affected by the following factors:

•

Gross sales were impacted by sales of the Company’s diet products, which have been trending downward since the first quarter of fiscal 2010. Diet sales were 26.0% lower in fiscal 2011 as compared to fiscal 2010. This is part of a continuing nation-wide trend of lower sales for all brands of diet products.

•	Gross sales were down in fiscal 2011 for the Company’s Hair Off depilatory brand, with a decrease of 54.1% as compared to fiscal 2010.

•

Gross sales of Sudden Change, the Company’s skin care brand, increased 52.7% in fiscal 2011 as compared to fiscal 2010. This was due to added distribution in 2011, and the success of the Under Eye Firming Serum product, which had been featured on the Rachel Ray show earlier in the year.

•	Gross sales of Nutra Nail products increased 34.5% in fiscal 2011 as compared to fiscal 2010. This was due to the introduction of the Gel Perfect nail polish line, which began shipping in August 2011.

Sales returns and allowances decreased to 10.1% of gross sales for fiscal 2011 versus 11.4% in fiscal 2010. The decrease was primarily due to lower product returns offset by higher usage of coupons during fiscal 2011. Coupon expense, charged against sales allowances, was $1,124,759 in fiscal 2011 as compared to $904,610 in fiscal 2010. The Company, on an ongoing basis, has returns of products that have been phased out and replaced by new items as part of its marketing plan. Product returns as a percentage of gross sales were 6.0% in fiscal 2011 as compared to 8.2% in fiscal 2010, despite increased returns of Plus White as a result of the whitening gel recall.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company reclassified certain advertising and promotional expenditures as a reduction of sales rather than report them as an expense, which had no affect on the net income. This reclassification is the adoption by the Company of ASC Topic 605-10-S99, “Revenue Recognition” as more fully described in Note 2 (“Sales Incentives”) of the consolidated financial statements for fiscal 2011. The reclassification reflects a reduction in sales for the fiscal years ended November 30, 2011 and 2010 by $4,857,444 and $6,507,212 respectively, a decrease in the net sales reduction of $1,649,768.

The Company’s net sales, by category for fiscal 2011 as compared to fiscal 2010 were:

	September 30,	September 30,	September 30,	September 30,
	Years Ended November 30,
	2011		2010
Category	Net Sales		Net Sales
Skin Care	$15,297,890	31.2%	$15,074,631	29.9%
Dietary	12,784,518	26.0%	16,695,074	33.2%
Oral Care	10,301,151	21.1%	10,047,391	20.0%
Nail Care	7,096,756	14.5%	5,039,085	10.0%
Fragrance	2,171,771	4.4%	2,031,549	4.0%
Analgesic	596,482	1.2%	803,228	1.6%
Hair Care	65,619	0.1%	51,354	0.1%
Misc.	719,180	1.5%	602,901	1.2%

	$49,033,367	100.0%	$50,345,213	100.0%

Gross profit margins increased to 58.3% in fiscal 2011 from 56.7% in fiscal 2010. The increase was due to lower product returns and sales incentives in fiscal 2011 as compared to fiscal 2010. The portion of the Company’s co-operative advertising that is classified as a sales incentive reduces net sales. The cost of sales as a percentage of gross sales increased slightly to 34.0% in fiscal 2011 as compared to 33.9% in fiscal 2010.

Selling, general and administrative expenses for fiscal 2011 were $21,967,327 as compared to $21,139,743 for fiscal 2010, an increase of $827,584. The increase was due to the following factors:

•

The Company reached a settlement with Alleghany Pharmacal Corporation which resulted in a one-time payment of $600,000, and an increased royalty expense of $145,893 in fiscal 2011 due to the change in the royalty rate (see Item 1, License-Agreements for further information regarding the settlement).

•

Compensation for the outside members of the Board of Directors increased $282,500 in fiscal 2011 due to an increased number of meetings during fiscal 2011, and the board approving an annual retainer of $25,000 for each director.

•	Shipping costs increased $205,592 in fiscal 2011, despite lower gross sales, due to higher fuel costs. The Company anticipates continued higher fuel costs in fiscal 2012.

•

The Company incurred legal and other expenses of $142,211 as a result of the Company’s response to the SEC filings of Biglari Holdings, Inc. and related parties. The Company does not expect to have any further legal costs in connection with this matter.

•	Health insurance costs increased $176,728 in fiscal 2011 as compared to fiscal 2010.

•	Compensation costs for David Edell and Ira Berman decreased $1,075,448 as a result of their becoming consultants to the Company.

•	The balance of the increase in expenses comprised a number of smaller expense increases.

Advertising, cooperative and promotions expenses for fiscal 2011 were $5,436,565 as compared to $7,493,282 for fiscal 2009. The decreased expense of $2,056,717 was comprised in part of the following:

•	Lower media, trade advertising and related expenses of $1,388,402

•	Decreased co-operative advertising that is recorded as a sales expense of $639,317

The Company’s advertising expense changes from year to year based on the timing of the Company’s promotions.

The Company recorded an advertising litigation expense of $2,235,465 in fiscal 2010. This consists of settlement costs of $2,500,000 and litigation related legal expenses of $210,465, less a recovery of $475,000 from the Company’s insurance carrier as a result of the class action lawsuit, “Wally v. CCA”. Please see Item 3 – Legal Proceeding in Form 10-K, filed for the fiscal year ended November 30, 2010 for further information regarding this litigation. There were no material legal expenses related to this litigation in fiscal 2011.

The income before provision for income taxes was $953,239 for the year ended November 30, 2011, as compared to a loss before benefit from income taxes of $(2,357,845) for the year ended November 30, 2010.

The effective tax provision for fiscal 2011 was an expense of 48.4% of the income before tax as compared to a benefit of 29.4% of income before tax for fiscal 2010. The fiscal 2011 effective tax provision was calculated using the carry forward loss from fiscal 2010 and applicable federal and state income taxes. The fiscal 2011 tax provision was also affected by an under accrual of state income taxes in the amount of $46,706 from fiscal 2010. The entire carry forward loss from fiscal 2010 was utilized in fiscal 2011. The fiscal 2010 effective tax rate was a benefit due to the loss that the Company sustained during the year. The Company had $0 and $547,566 of officer salaries during fiscal 2011 and 2010, respectively, which were not deductible for tax purposes in calculating the income tax expense or benefit. The Company also lost the benefit of the domestic production activities federal tax credit in fiscal 2010 as a result of the operating loss. As of November 30, 2011, the Company has unrealized losses on its investments of $192,064, which, if realized, would have a tax benefit of $77,594.

Comprehensive income was $413,249 for the year ended November 30, 2011 as compared to a comprehensive loss of $(1,426,253) for the year ended November 30, 2010. This reflects the Company’s net income of $491,698 for fiscal 2011 together with other comprehensive loss, net of income tax benefits, of $(78,449). The deferred tax benefit of the unrealized loss is $52,666 for the year ended November 30, 2011. The other comprehensive loss is as a result of the loss in the market value of the Company’s investments. Further information regarding the Company’s investments can be found in Note 6 of the consolidated financial statements.

An error was discovered in the November 2010 financial statements. Management reviewed this adjustment from both a quantitative and qualitative basis, and did not believe this adjustment was material to the financial statements. Accordingly, the previously filed 10-K for the year ended November 30, 2010 will not be amended. If the 10-K was amended, it would have reflected an additional expense in fiscal 2010 of $13,796. No adjustment to (loss) per share would have been required for the fiscal year 2010. Further information can be found in Note 13 of the consolidated financial statements.

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

•	Gross sales of Pain Bust*R II, an analgesic product which was acquired in November 2008, increased 41.8% due to increased retail distribution.

The Company’s net sales, by category for fiscal 2010 as compared to fiscal 2009 were:

	September 30,	September 30,	September 30,	September 30,
	Years Ended November 30,
	2010		2009
Category	Net Sales		Net Sales
Dietary Supplement	$16,695,074	33.2%	$24,243,598	42.5%
Skin Care	15,074,631	29.9%	15,807,074	27.7%
Oral Care	10,047,391	20.0%	8,859,354	15.6%
Nail Care	5,039,085	10.0%	5,529,822	9.7%
Fragrance	2,031,549	4.0%	1,938,084	3.4%
Analgesic	803,228	1.6%	617,554	1.1%
Hair Care	51,354	0.1%	6,513	0.0%
Misc.	602,901	1.2%	—	0.0%

	$50,345,213	100.0%	$57,001,999	100.0%

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

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company reclassified certain advertising and promotional expenditures as a reduction of sales rather than report them as an expense, which has no effect on the net income. This reclassification is the adoption by the Company of ASC Topic 605-10-S99, “Revenue Recognition” as more fully described in Note 2 (“Sales Incentives”) of the consolidated financial statements for fiscal 2010. The reclassification reflects a reduction in sales for the fiscal years ended November 30, 2010 and 2009 by $6,507,212 and $4,889,941 respectively, an increase in the net sales reduction of $1,617,271.

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

The Company recorded an advertising litigation expense of $2,235,465 in fiscal 2010. This consists of settlement costs of $2,500,000 and litigation related legal expenses of $210,465, less a recovery of $475,000 from the Company’s insurance carrier. A class action lawsuit, “Wally v. CCA”, alleging false and misleading advertisement of the Company’s dietary supplement, was commenced in the Superior Court of the State of California, County of Los Angeles, on September 29, 2009. The action was brought seeking monetary and equitable remedies. The Company denied all of the allegations of wrongdoing and liability in regard to its advertising. Nevertheless, it concluded that in the light of the costs, delays and risks, as well as the disruption that would be caused by the litigation and the legal expense to defend the action, it was in the best interest of the

Company to settle the litigation. The performance of any act of the Settlement Agreement, or any other circumstance regarding the parties’ agreement to settle, is not to be considered an admission of liability, or as an admission of any allegations made in any claim or litigation. Please see Item 3 – Legal Proceedings in the 10-K filed for the fiscal year ended November 30, 2010, for further information regarding the litigation.

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

An error was discovered in the November 2010 financial statements. Management reviewed this adjustment from both a quantitative and qualitative basis, and did not believe this adjustment was material to the financial statements. Accordingly, the previously filed 10-K for the year ended November 30, 2010 will not be amended. If the 10-K was amended, it would have reflected an additional expense in fiscal 2010 of $13,796 and additional income of $53,266 in fiscal 2009. No adjustment to (loss) earnings per share would have been required for the fiscal years 2010 and 2009. Further information can be found in Note 13 of the consolidated financial statements.

Financial Position as of November 30, 2011

As of November 30, 2011, the Company had working capital of $21,557,320 as compared to $22,883,292 at November 30, 2010. The ratio of total current assets to current liabilities is 3.4 to 1 as compared to a ratio of 3.5 to 1 for the prior year. The Company’s cash position and short-term investments at November 30, 2011 were $10,061,611, versus $12,738,103 as at November 30, 2010. Non-current or long term investments were $2,983,026 at November 30, 2011 versus $3,124,051 at November 30, 2010. The Company paid cash dividends during fiscal 2011 in the amount of $1,975,244. This amount includes the dividends declared at the end of fiscal 2010 but not paid until fiscal 2011 of $493,811 and $1,481,433 in dividends declared and paid for fiscal 2011. As of November 30, 2011, there were dividends declared but not paid of $493,811. The investment securities the Company purchased are all classified as “Available for Sale Securities”, and are reported at fair market value as of November 30, 2011, with the resultant unrealized gains or losses reported as a separate component of shareholders’ equity. Due to the current securities market conditions, the Company cannot ascertain the risk of any future change in market value. Our investments are spread among many different obligors and municipalities to decrease the risk due to any specific concentrations.

Accounts receivable as of November 30, 2011 and 2010 were $7,743,601 and $5,990,010 respectively. The gross accounts receivable was $1,270,843 higher as of November 30, 2011 versus November 30, 2010 due to higher sales volume in the fourth quarter of 2011 as compared to the fourth quarter of 2010. Included in net accounts receivable are an allowance for doubtful accounts, a reserve for returns and allowances and a reduction based on an estimate of co-operative advertising that will be taken as credit against payments. The allowance for doubtful accounts was $53,191 and $24,739 for November 30, 2011 and 2010, respectively. The allowance for doubtful accounts is a combination of specific and general reserve amounts relating to accounts receivable. The general reserve is calculated based on historical percentages applied to aged accounts receivable and the specific reserve is established and revised based on individual customer circumstances.

The reserve for returns and allowances is based on the historical returns as a percentage of sales in the five preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances. This allowance decreased to $2,014,303 as of November 30, 2011 from $2,555,099 as of November 30, 2010. Of this amount, allowances and reserves in the amount of $1,069,661, which are anticipated to be deducted from future invoices, are included in accrued liabilities. The reserve for returns and allowances was higher as of November 30, 2010 due to additional reserves for markdown allowances that the Company gave to its customers. In addition, the reserve was lower as of November 30, 2011 due to lower average returns and credits of 6.5% of sales for fiscal 2011 as compared to 8.4% in fiscal 2010.

Gross receivables were further reduced by $1,561,215 as of November 30, 2011, which was reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against payments. In addition, accrued liabilities include $2,015,217, which is an estimate of co-operative advertising expense relating to fiscal 2011 sales which are anticipated to be deducted from future invoices rather than current accounts receivable.

Inventories were $9,460,408 and $9,077,234, as of November 30, 2011 and 2010, respectively. The inventory was purchased in anticipation of forecasted sales to take place in the first and second quarter of 2012. The reserve for inventory obsolescence is based on a detailed analysis of inventory movement. The inventory obsolescence reserve was decreased to $892,226 as of November 30, 2011 from $1,372,798 as of November 30, 2010. This decrease was primarily due to the scrapping and disposal of $527,858 of obsolete inventory, which decreased both the gross inventory and the inventory reserve. Changes to the inventory obsolescence reserves are recorded as an increase or decrease to the cost of sales.

The Company recorded an insurance claim receivable in the amount of $475,000 during the second quarter of 2010 as a result of the advertising litigation (please see Item 3 – Legal proceeding in the November 30, 2010 Form 10-K for further information regarding the litigation). The Company subsequently received payments from its insurance carrier of $113,361 during fiscal 2010, leaving an insurance claim receivable balance of $361,639. The balance of the insurance claim receivable was paid during the first quarter of 2011.

Prepaid expenses and sundry receivables decreased slightly to $947,087 as of November 30, 2011 from $976,108 as of November 30, 2010.

Prepaid and refundable income taxes decreased to $718,828 as of November 30, 2011, from $999,702 as of November 30, 2010. The decrease was a result of federal and state income taxes estimated to be due for fiscal 2011.

The amount of deferred income tax reflected as a current asset decreased to $1,738,949 as of November 30, 2011 from $1,755,783 as of November 30, 2010. The $16,834 decrease was due to the utilization in fiscal 2011 of the entire net operating loss that occurred during fiscal 2010, an increase in deferred tax assets related to the reserve for returns, decreases in the Company’s reserves for returns and obsolete inventory, and increases in charitable contributions that could not be deducted and were carried forward. Also included is a deferred income tax asset of $77,594, as of November 30, 2011, as a result of the unrealized losses on the Company’s marketable securities, as compared to $24,929 as of November 30, 2010. There is no valuation allowance against the deferred tax benefit from unrealized losses at November 30, 2011, as the Company believes that if the unrealized losses were realized, the full amount of the deferred tax benefit would also be realized in the subsequent twelve months, based on anticipated gains over the next year.

The Company’s investment in property and equipment consisted mostly of computer hardware and software, racking for our warehouse facilities, leasehold improvements and furniture to accommodate our personnel in addition to tools and dies used in the manufacturing process. The Company acquired $180,306 of additional property and equipment during fiscal 2011.

Current liabilities are $9,113,164 and $9,015,287, as of November 30, 2011 and 2010 respectively. Current liabilities at November 30, 2011 consisted of accounts payable, accrued liabilities, short-term capital lease obligations and dividends payable. As of November 30, 2011, there was $3,383,742 of open cooperative advertising commitments, of which $1,778,740 is from 2011, $948,597 is from 2010, $441,528 is from 2009, $63,867 is from 2008 and $151,010 is from 2007. Of the total amount of $3,383,742, $1,561,215 is reflected as a reduction of gross accounts receivables, and $1,822,527 is recorded as an accrued expense. Any changes to the amount of co-operative advertising reflected as an accrued expense are recorded as a debit or credit to the reserve for returns and allowances account. Cooperative advertising is advertising that is run by the retailers in which the Company shares in part of the cost. If it becomes apparent that this cooperative advertising was not utilized, the unclaimed cooperative advertising will be offset against the expense during the fiscal year in which it is determined that it did not run. This procedure is consistent with the prior year’s methodology with regard to the accrual of unsupported cooperative advertising commitments.

The Company’s long-term obligations are for a portion of its capitalized leases, which is for certain office and warehouse equipment and deferred tax liabilities. The deferred tax liability increased to $182,339 as of November 30, 2011 as compared to $118,717 as of November 30, 2010. The liability is due to the difference in depreciation between the Company’s books and income tax returns.

Stockholders’ equity decreased to $25,608,051 as of November 30, 2011 from $27,170,046 as of November 30, 2010. The decrease was due to decreases in retained earnings as a result of dividends issued of $1,975,244, offset partially by the net income of $491,698 in fiscal 2011, and an increase in unrealized losses. Retained earnings decreased to $23,322,928 at November 30, 2011 from $24,806,474 at November 30, 2010. Unrealized losses on marketable securities were $(114,470) at November 30, 2011 as compared to unrealized losses of $(36,021) at November 30, 2010. Unrealized gains or losses reflect the difference between the cost and market price of the Company’s marketable securities as of the date of the financial statements, net of any tax expense or benefit. See Note 6 of the consolidated financial statements for further information regarding the Company’s marketable securities. The Company did not purchase any treasury stock during fiscal 2011. There were no common or preferred stock shares issued during fiscal 2011.

The Company had $(515,876) that was used in operating activities during fiscal 2011, as compared to $(2,638,605) that was used in operating activities during fiscal 2010. The decrease in operating cash flow in fiscal 2011 was mainly due to the increases in accounts receivable. The Company’s operating cash flow in fiscal 2010 was materially impacted by the advertising litigation expense of $2,235,465. Net cash provided by investing activities was $2,142,275 during fiscal 2011, generated by the excess of the proceeds from the sale of some of the Company’s investments less securities purchased and the acquisition of equipment. The Company’s cash balance decreased by $364,640 during fiscal 2011, net of $1,975,244 in dividends paid to the shareholders.

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

Our primary capital needs are seasonal working capital requirements and dividend payments. In addition, funds are kept on hand for any potential acquisitions, which the Company continues to explore. As of November 30, 2011, the Company had $2,361,996 of short-term marketable securities and $2,983,026 of non-current securities. The Company’s cash and cash equivalents together with both short and long term marketable securities, net of current liabilities were $3,931,473 as of November 30, 2011. The Company’s long term liabilities as of November 30, 2011, consist of deferred income tax liability of $182,339 and long-term capitalized lease obligations of $1,973. The Company does not have any bank debt or a bank line of credit. Due to the amount of cash and marketable securities on-hand, the Company does not believe that it needs the availability of a bank line of credit at this time. The Company believes that it has sufficient capital resources to meet its working capital requirements for the next twelve months.

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

1.

Reserve for Returns—The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. The estimated reserve is based in part on historical returns as a percentage of gross sales. The current estimated return rate is 6.5% of gross sales. Management estimates that 22.5% of returns received are placed back into inventory, and the estimate for returns is adjusted to reflect the value of the returns placed into inventory. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account.

2.

Allowance for Doubtful Accounts — The allowance for doubtful accounts is an estimate of the loss that could be incurred if our customers do not make required payments. Trade receivables are periodically evaluated by management for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Estimates are made based on specific disputes and additional reserves for bad debt based on the accounts receivable aging ranging from 0.35% for invoices currently due to 2.0% for invoices more than ninety-one days overdue. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

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

Contractual Obligations

The following table sets forth the contractual obligations as of November 30, 2011. Such obligations include the current lease for the Company’s premises, written employment contracts and License Agreements.

	September 30,	September 30,	September 30,	September 30,
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 years
Leases on Premises (1)	$693,691	$1,386,524	$1,386,524	$3,812,941
Royalty Expense (2)	290,000	580,000	580,000	290,000
Employment Contracts (3)	2,477,145	5,204,661	3,891,815	1,010,000
Other Operating Leases	255,448	446,005	91,171	—
Capital Lease Obligations	1,971	—	—	—
Open Purchase Orders	4,714,668	—	—	—

Total Contractual Obligations	$8,432,923	$7,617,190	$5,949,510	$5,112,941

(1)

The major lease is a net lease requiring a yearly rental of $327,684 ($486,012 annualized base rent as of June 1, 2012) plus Common Area Maintenance “CAM”. See Section Part I, Item 2. The rental provided above is the base rental and estimated CAM. The lease has an annual CPI adjustment, not to cumulatively exceed 15% in any consecutive five year period. The lease expires on May 31, 2012 and had a renewal option at fair market value for an additional five years. The Company signed a new lease for the premises beginning June 1, 2012 and expiring May 31, 2022, with a renewal option at fair market value for an additional five years. The new lease will increase the space that the Company will rent to 81,000 square feet, and the annual rental for this space will be $486,012, with a CPI increase not to exceed 30% in any consecutive five year period. CAM has been estimated at $207,250 per year for future years beginning June 1, 2012. On September 26, 2007, the Company entered into a warehouse lease with Ninth Avenue Equities Co., Inc. to lease 16,438 square feet of space known as Unit B located at Murray Hill Industrial Center in East Rutherford, New Jersey for a four and a half year period. The annual rental is $123,285 plus CPI adjustments, real estate taxes and common area maintenance expenses. CAM is estimated at $30,000 per year for future years. The Company has notified the landlord that it is not renewing the lease upon the expiration at May 31, 2012. The figures for the leases above do not include adjustments for future CPI.

(2)

See Section Part I, Item 1(f). The Company is not required to pay any royalty in excess of realized sales if the Company chooses not to continue under the license. The figures set forth above reflect estimates of the anticipated minimum royalty expense required to maintain the licenses under the Alleghany Pharmacal and Joann Bradvica license agreements. The more than 5 years column only reflects one year of minimum payments; the payments can continue in perpetuity in order to maintain the license.

(3)

The Company had executed Employment Contracts with David Edell, its former Chief Executive Officer and Ira Berman, former Corporate Secretary (the “Executives”). Mr. Edell remains as a director of the Company. The contracts for both are exactly the same. Employment under the contracts expired on December 31, 2010. Upon expiration of the employment term on December 31, 2010, the Executives became consultants to the Company for an ensuing five year term in accordance with the provisions of the agreement. For the consulting services provided, the Executives were each paid $645,935 in fiscal 2011, pursuant to the terms of their respective agreements, which provides for a consulting payment equal to fifty percent (50%) of their annual base salary plus bonus that they received in 2010. Under the provisions of the employment contracts, this amount will increase six (6%) percent per year for each successive year of the consulting term. The Executives are also entitled to all benefits that they had previously received as employees for the consulting term. Upon the death of the Executives within the consulting period, the Company is obligated for two successive years to pay their respective estate an amount equal to their total compensation at that time. On March 21, 2011, the compensation committee of the board of directors, acting on behalf of the Company, entered into an Employment Agreement (each, an “Employment Agreement”) with each of Dunnan Edell, Stephen A. Heit, and Drew Edell (each, an “Executive”). Pursuant their respective Employment Agreements, Mr. Dunnan Edell has been engaged to continue to serve as the Company’s President and Chief Executive Officer, Mr. Heit has been engaged to continue to serve as the Company’s Executive Vice President and Chief Financial Officer, and Mr. Drew Edell has been engaged to continue to serve as the Company’s Executive Vice President, Product Development and Production. Mr. Dunnan Edell and Mr. Drew Edell are brothers and are the sons of David Edell, who is a member of the Board of Directors of the Company and serves as a consultant to the Company. Except as set forth below, the Employment Agreements contain substantially similar terms to each other. The term of employment under each of the Employment Agreements runs from March 21, 2011 through December 31, 2013, and will continue thereafter for successive one-year periods unless the Company or the Executive chooses not to renew the respective Employment Agreement. Under the respective Employment Agreements, the base salaries of Mr. Dunnan Edell, Mr. Heit, and Mr. Drew Edell are $350,000, $250,000, and $275,000 per annum, respectively, and may be increased each year at the discretion of the Company’s Board of Directors. The Executives are eligible to receive an annual performance-based bonus under their respective Employment Agreement, and are entitled to participate in Company equity compensation plans. In addition, each of the Executives will receive an automobile allowance, health insurance and certain other benefits. In the event of termination of the respective Employment Agreement as a result of the disability or death of the Executive, the Executive (or his estate or beneficiaries) shall be entitled to receive all base salary and other benefits earned and accrued until such termination as well as a single-sum payment equal to the Executive’s base salary and a single-sum payment equal to the value of the highest bonus earned by the Executive in the one-year period preceding the date of termination pro-rated for the number of days served in that fiscal year. If the Company terminates the Executive for Cause (as defined in the respective Employment Agreement), or the Executive terminates his employment in a manner not considered to be for Good Reason, the Executive shall be entitled to receive all base salary and other benefits earned and accrued prior to the date of termination. If the Company terminates the Executive in a manner that is not for Cause or due to the Executive’s death or disability, the Executive terminates his employment for Good Reason, or the Company does not renew the Employment Agreement after December 31, 2013, the Executive shall be entitled to receive a single-sum payment equal to his unpaid base salary and other benefits earned and accrued prior to the date of termination and a single-sum payment of an amount equal to three times (a) the average of the base salary amounts paid to Executive over the three calendar years prior to the date of termination, (b) if less than three years have elapsed between March 21, 2011 and the date of termination, the highest base salary paid to the Executive in any calendar year prior to the date of termination, or (c) if less than twelve months have elapsed between March 21, 2011 and the date of termination, the highest base salary received in any month times twelve. In addition, each Executive is entitled to certain benefits in connection with a Change of Control (as defined in their respective Employment Agreements). Under the Employment Agreements, each Executive has agreed to non-competition restrictions for a period of six months following the end of the term of his Employment Agreement, during which period the Executive will be paid an amount equal to his base salary for a period of six months, and an amount equal to the pro rata share of any bonus attributable to the portion of the year completed prior to the date of termination. The Executives have also agreed to confidentiality and non-solicitation restrictions under the Employment Agreements. The foregoing summary of the Employment Agreements are qualified in their entirety by the full text of the Employment Agreements, copies of which may be found in Form 8-K that was filed by Company on March 21, 2011 with the United States Securities and Exchange Commission. The Company also entered into an Employment Agreement with another Company executive, who is not a “named executive officer” within the meaning of the Securities Exchange Act of 1934, as amended and related regulations. The additional Employment Agreement referred to in the preceding sentence contains substantially similar terms as the Employment Agreements discussed above, except that the employee’s base salary is $135,000 per annum. As a result of the execution of the Employment Agreements referred to above, the Amended and Restated Employment Agreement, by and between Mr. Dunnan Edell and the Company, effective as of December 1, 2002 and amended on February 10, 2007 and May 17, 2007, has been terminated. Similarly, as a result of the execution of the Employment Agreement referred to above, the Amended and Restated Employment Agreement, by and between Mr. Drew Edell and the Company, effective as of December 1, 2002 and amended on February 10, 2007 and May 17, 2007, has also been terminated.

Recent Accounting Pronouncements

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

In December 2011, the FASB issued ASU 2011-12, which is an update to ASU 2011-05 issued in June 2011. This update defers the changes in 2011-05 relating to the presentation of reclassification adjustments. All other requirements in 2011-05 are not affected by this update. ASU 2011-12 is effective for all interim and annual reporting periods beginning after December 15, 2011. ASU 2011-12 is not expected to have a material impact on the Company’s financial position or results of operation.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s financial statements (See Item 15) record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value). The investments are, categorically listed, in “Common Stock”, “Mutual Funds”, “Preferred Stock”, and “Corporate Obligations” (which, primarily, are intended to be held to maturity). $557,827 of the Company’s $5,345,022 portfolio of investments (as at Nov. 30, 2011) is invested in the “Common Stock” category, and $2,630,948 is invested in Preferred Stock holdings. The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, however due to current securities market conditions, the Company cannot ascertain the risk of any future change in the market value of its’ investments.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are listed under Item 15 in this Form 10-K. The following financial data is a summary of the quarterly results of operations (unaudited) during and for the years ended November 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended
Fiscal 2011	Feb. 28	May 31	Aug. 31	Nov. 30

Net Sales	$12,410,914	$12,797,773	$12,113,942	$11,710,738
Total Revenue	12,571,106	12,885,313	12,228,988	11,826,482

Cost of Products Sold	4,730,374	4,988,813	5,130,071	5,601,210
Gross Profit	7,680,540	7,808,960	6,983,871	6,109,528

Net Income (Loss)	$343,105	$(247,268)	$399,294	$(3,433)

Earnings (Loss) Per Share:
Basic	$0.05	$(0.04)	$0.06	$0.00
Diluted	$0.05	$(0.04)	$0.06	$0.00

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended
Fiscal 2010	Feb. 28	May 31	Aug. 31	Nov. 30

Net Sales	$13,091,177	$14,708,108	$12,490,391	$10,055,537
Total Revenue	13,198,285	14,855,217	12,596,400	10,161,740

Cost of Products Sold	5,031,100	6,119,823	6,006,187	4,650,899
Gross Profit	8,060,077	8,588,285	6,484,204	5,404,638

Net Income (Loss)	$541,554	$(910,589)	$(598,225)	$(697,500)

Earnings (Loss) Per Share:
Basic	$0.08	$(0.13)	$(0.08)	$(0.10)
Diluted	$0.08	$(0.13)	$(0.08)	$(0.10)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change its accountants within the twenty-four months prior to the date of the most recent financial statements (nor since), and had no reported disagreement with its accountants on any matter of accounting principles or practices.

Item 9A. CONTROLS AND PROCEDURES

Under Section 404 of the Sarbanes-Oxley Act of 2002, The Company’s fiscal 2011 annual report is required to be accompanied by a “Section 404 Formal Report” by management on the effectiveness of internal controls over financial reporting. The Company has engaged the services of CBIZ Risk & Advisory Services, LLC to assist in the development and implementation of procedures to determine and test the effectiveness of the Company’s internal controls over financial reporting. The Company’s officers are continually working to evaluate and confirm that the Company’s data processing software systems and other procedures are effective and that the information created by the Company’s systems adequately confirm the validity of the information upon which the Company relies.

The Company continually takes a thorough review of the effectiveness of its internal controls and procedures, including financial reporting. It is working to strengthen all of its procedures wherever necessary.

The Company has established disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of November 30, 2011, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that pertain to smaller reporting companies, and permit the Company to provide only management’s report in this annual report.

Management’s Report on Internal Control Over Financial Reporting

Under Section 404 of the Sarbanes-Oxley Act of 2002, our management, including our Chief Executive Officer and Chief Financial Officer, are required to assess the effectiveness of the Company’s internal control over financial reporting as of November 30, 2011 and report, based on that assessment, whether the Company’s internal control over financial reporting was effective.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

The Company’s management has assessed the effectiveness of its internal control over financial reporting as of November 30, 2011 using the criteria as set forth in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway

Commission. The Company’s assessment included documenting, evaluating and testing of the design and operating effectiveness of its internal control over financial reporting. Management of the Company has reviewed the results with the Audit Committee of the Board of Directors.

Based on the Company’s assessment, management has concluded that, as of November 30, 2011, the Company’s internal control over financial reporting was effective.

/s/ DUNNAN EDELL
Dunnan Edell, Chief Executive Officer

/s/ STEPHEN A. HEIT
Stephen A. Heit, Chief Financial Officer

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Executive Officers and Directors of the Company are as follows:

NAME	POSITION	YEAR OF FIRST COMPANY SERVICE

Stanley Kreitman	Chairman of the Board of Directors (1)	1996

Sardar Biglari	Director	2011

Dr. Philip Cooley	Director	2011

David Edell	Director (2)	1983

Robert Lage	Director	2003

James Mastrian	Director	2009

Dunnan Edell	Chief Executive Officer, President
	and Director (3)	1984

Stephen Heit	Executive Vice President, Treasurer
	and Chief Financial Officer	2005

Drew Edell	Executive Vice President-
	Product Development and Production,
	Corporate Secretary	1983

(1)	Ira Berman was Chairman of the Board until August 4, 2011.

(2)	David Edell was also Chief Executive Officer until November 30, 2010.

(3)	Dunnan Edell was also Chief Operating Officer until November 30, 2010 and became Chief Executive Officer, effective December 1, 2010.

Stanley Kreitman, age 79, is Chairman of the Board of Directors of the Company. He has been Vice Chairman of Manhattan Associates an equity investment firm since 1994. He is a director of Medallion Financial Corp. (NASDAQ), Capital Lease Financial Corp. (NYSE), and KSW Corp. He also serves as a director of the New York City Board of Corrections, Nassau County Crime Stoppers, and serves on the board of the Police Athletic League. From 1975 to 1993 he was President of United States Banknote Corp. (NYSE) a securities printer.

Director Qualifications

•	Leadership experience as President of United States Banknote Corporation

•	Extensive experience serving on boards of directors of various corporations and organizations

•	Deemed by the Board of Directors to be an “audit committee financial expert” as defined by the SEC rules and “financially sophisticated” as defined by the NYSE-Amex rules.

Sardar Biglari, age 34, has served as Chairman, since June 2008, Chief Executive Officer, since August 2008, and a director, since March 2008, of Biglari Holdings Inc., a diversified holding company, and Chairman and Chief Executive Officer of Biglari Capital Corp., a wholly-owned subsidiary of Biglari Holdings and general partner of The Lion Fund, L.P., a private investment fund, since its inception in 2000. He has also served as Chairman, since March 2006, Chief Executive Officer and President, since May 2007, and a director, since December 2005, of Western Sizzlin Corporation, a diversified holding company, which was acquired by Biglari Holdings in March 2010.

Director Qualifications

•

Mr. Biglari has extensive managerial and investing experience in a broad range of businesses through his services as Chairman and Chief Executive Officer of Biglari Holdings Inc. and its major operating subsidiaries.

•	Experience serving on the boards of directors of public companies.

Philip Cooley, age 68, has served as Vice Chairman of the Board of Biglari Holdings Inc. since April 2009, and a director since 2008, as well as Chairman of the audit committee. He has been the Prassel Distinguished Professor of Business at Trinity University, San Antonio, Texas, since 1985. Dr. Cooley served as an advisory director of Biglari Capital Corp., general partner of The Lion Fund, L.P., since 2000 and as Vice Chairman and a director of Western Sizzlin Corporation from March 2006 and December 2005, respectively, until its acquisition by Biglari Holdings in March 2010. Dr. Cooley earned a Ph.D. from Ohio State University, a MBA from the University of Hawaii and a BME from the General Motors Institute. Dr. Cooley is past president of the Eastern Finance Association, and serves on its board, and of the Southern Finance Association. He also serves on the board of the Consumer Credit Counseling Service of Greater San Antonio.

Director Qualifications

•	Dr. Cooley has extensive business and investment knowledge and experience.

•	Experience serving on the boards of directors of public companies.

•	Author of more than 60 articles on financial topics, his work has appeared in the Journal of Finance, Journal of Business and others. He also has authored several books in finance.

David Edell, age 79, is a director of the Company, and was the Company’s Chief Executive Officer until November 30, 2010. He now serves as a consultant to the Company for a five year term that commenced January 1, 2011. Prior to his association with the Company, he was a marketing and financial consultant; and, by 1983, he had extensive experience in the health and beauty aids field as an executive director and/or officer of Hazel Bishop, Lanolin Plus and Vitamin Corporation of America. In 1954, David Edell received a Bachelor of Arts degree from Syracuse University.

Director Qualifications

•	Extensive experience in the consumer products market segment

•	Founder of the Company and leadership role since inception

Robert Lage, age 75, is a director of the Company, and a retired CPA. He was a partner at Pricewaterhouse Coopers Management Consulting Service prior to his retirement in 1997. He has been engaged in the practice of public accounting and management consulting since 1959. He received a BBA from Bernard Baruch College of the City University of New York in 1958.

Director Qualifications

•	Certified Public Accountant since 1959

•	Extensive experience as a partner at Price Waterhouse Coopers Management Consulting Service

•	Deemed by the Board of Directors to be an “audit committee financial expert” as defined by the SEC rules and “financially sophisticated” as defined by NYSE-Amex rules

James P. Mastrian, age 69, is a director of the Company. He retired from the Rite Aid Corp. in August 2008. He was the special advisor to the Chairman and Chief Executive Officer. Prior to that, he was the Chief Operating Officer of Rite Aid Corp. from October 2005 to August 2007. He had been Senior Executive Vice President, Marketing, Logistics and Pharmacy Services from November 2002to October 2005, and was Senior Executive Vice President, Marketing and Logistics of Rite Aid from October 2000 until November 2002. Prior to that he was Executive Vice President, Marketing from November 1999 to October 2000. Mr. Mastrian was also Executive Vice President, Category Management of Rite Aid from July 1998 to November 1999. Mr. Mastrian was Senior Executive Vice President, Merchandising and Marketing of OfficeMax, Inc. from June 1997 to July 1998 and Executive Vice President, Marketing of Revco D.S., Inc. from July 1994 to June 1997, and served in other positions from September 1990. Mr. Mastrian also serves on the National Board of the Boys Hope Girls Hope, an international educational and residential program for academically capable abused, neglected and abandoned children. Mr. Mastrian received a B.S. Pharmacy from the University of Pittsburgh in 1965.

Director Qualifications

•	Leadership role in the retail sector with a large chain drug store company

•	Extensive marketing experience at retail

Dunnan Edell is the 56 year-old son of David Edell. He is a graduate of George Washington University. Mr. Edell was appointed Chief Executive Officer and President of the Company, effective December 1, 2010. He has been a director since 1994, and in fiscal 2003, he was promoted to position of President of the Company and Chief Operating Officer. He joined the Company in 1984 and was appointed Divisional Vice-President in 1986. He was employed by Alleghany Pharmacal Corporation from 1982 to 1984 and by Hazel Bishop from 1977 to 1981.

Director Qualifications

•	President of the Company since 2003, served with the company since 1984

•	Experienced in the consumer products market place

Stephen Heit, age 57 joined CCA in May 2005 as Executive Vice President – Operations, and was appointed Chief Financial Officer in March 2006. Prior to that he was Vice President – Business Strategies for Del Laboratories, Inc., a consumer products company that was listed on the American stock exchange, from 2003 to 2005. Mr. Heit served as President of AM Cosmetics, Inc. from 2001 to 2003, as Chief Financial Officer from 1998 to 2003, and Corporate Secretary to the Board of Directors from 1999 to 2003. From 1986 to 1997 he was the Chief Financial Officer of Pavion Limited, and also served on the Board of Directors. He also served as a Director of Loeb House, Inc., a non-profit organization serving mentally handicapped adults from 1987 to 1995, and Director of Nyack Hospital Foundation from 1993 to 1995. He received a Bachelor of Science from Dominican College in 1976, with additional graduate work in Professional Accounting at Fordham University from 1976 – 1978, and is a MBA Candidate at the University of Connecticut Graduate Business School.

Drew Edell, the 54 year-old son of David Edell, is a graduate of Pratt Institute, where he received a Bachelor’s degree in Industrial Design. Mr. Edell has been Executive Vice President – Product Development and Production, and became Secretary, effective December 1, 2010. He joined the Company in 1983, and in 1985, he was appointed Vice President of Product Development and Production.

Committees of the Board of Directors

The Board of Directors has established four committees. The audit committee is comprised solely of independent directors, Robert Lage, who serves as its’ Chairman, Philip Cooley, Stanley Kreitman, and James Mastrian. Mssrs. Lage, Cooley, Kreitman and Mastrian each qualify as a “financial expert” as defined by the United States Securities and Exchange Commission in Instruction 1 to proposed Item 309 of Regulation S-K, which is set forth in the SEC Release No. 34-46701 dated October 22, 2003. Philip Cooley, Stanley Kreitman, Robert Lage, and James

Mastrian are “independent” as that term is used in Section 10(m)(3) of the Exchange Act and are “financially sophisticated” as defined by NYSE-Amex rules. The compensation committee is comprised of Stanley Kreitman, Robert Lage and James P. Mastrian. Each member of the compensation committee is “independent”. The investment committee is comprised of David Edell, Stanley Kreitman, Bob Lage and Sardar Biglari. The nominating committee is comprised of Philip Cooley, Stanley Kreitman and James Mastrian.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and beneficial owners of more than ten percent of the Company’s Common Stock to file reports regarding ownership of the Company’s Common Stock with the SEC, and to furnish the Company with copies of all such filings. Based solely on a review of these filings, the Company believes that all filings were timely made in fiscal 2011, except for one Form 4 for Stephen Heit that was filed late on February 17, 2012 to report five small acquisitions of common stock pursuant to a Rule 10b5-1 dividend reinvestment plan.

Code of Ethics

The Company had adopted Standards of Business Conduct (our code of ethics), which apply to all directors and employees of the Company, including the Chief Executive Officer and Chief Financial Officer. A copy of the Standard of Business Conduct may be found in the investor section of the Company’s web site, www.ccaindustries.com, under Corporate Governance. The Company intends to disclose any substantive amendments to the Standards of Business Conduct as well as any waivers from provisions such document made with respect to our Chief Executive Officer, Chief Financial Officer, any principal accounting officer, and any other executive officer or any director at the same web site location.

Item 11. EXECUTIVE COMPENSATION

i. Summary Compensation Table

The following table summarizes compensation earned in the 2011, 2010 and 2009 fiscal years by the following named officers:

	September 30,	September 30,	September 30,	September 30,	September 30,
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	All Other Compensation ($) (2)	Total ($)
Dunnan D. Edell	2011	350,000	100,000	22,735	472,735
President, Chief	2010	350,000	64,000	17,977	431,977
Executive Officer	2009	350,000	96,000	17,909	463,909
Stephen A. Heit	2011	250,000	40,000	21,310	311,310
Chief Financial Officer,	2010	250,000	23,333	12,709	286,042
Executive Vice President	2009	250,000	35,000	10,370	295,370

	September 30,	September 30,	September 30,	September 30,	September 30,
Drew Edell	2011	275,000	40,000	21,703	336,703
Executive Vice	2010	275,000	32,000	17,140	324,140
President, Research	2009	275,000	48,000	12,620	335,620
& Development

(1)	Bonus amounts represent amounts earned in each respective fiscal year, not necessarily paid in each year.

(2)

Includes the personal use value of Company leased automobiles, the value of Company-provided life insurance, and health insurance that is made available to all employees. Please see Item. 11, section v.—Employment Contracts/Compensation Program for further information regarding the compensation of Dunnan D. Edell, Stephen A. Heit and Drew Edell.

ii. Outstanding Equity Awards at 2011 Fiscal Year End

None of our named executive officers had any outstanding equity awards as of the end of fiscal 2011. There were no stock options granted or options exercised during fiscal 2011.

iii. Compensation of Directors

The following table is the fees earned or paid in cash to each director, with respect to their service as directors, during fiscal 2011:

September 30,
Director	Year Ended Nov. 30, 2011

Ira Berman (1)	$25,000
Sardar Biglari (1)	35,000
Philip Cooley (1)	35,000
David Edell	60,000
Stanley Kreitman	60,000
Robert Lage	90,000
James Mastrian	57,500
Jack Polak (1)	20,000

(1)	Ira Berman and Jack Polak were directors until August 4, 2011. Sardar Biglari and Philip Cooley were elected directors on August 4, 2011.

Each outside director was paid $2,500 for a conference call meeting and $5,000 per meeting for attendance in person at board meetings in fiscal 2011 (without additional compensation for committee meetings, other than as noted below). Effective August 4, 2011, the Board of Directors approved an annual retainer of $25,000 for each outside director, in addition to the conference call or in person meeting payments. The Board of Directors met five times in person during fiscal 2011, and an additional four times by conference call, for an aggregate compensation of $352,500, not including Mr. Lage’s additional compensation of $30,000 as chairman of the audit committee. No stock options were awarded.

iv. Executive Compensation Principles—Compensation Committee

The Company’s Executive Compensation Program is based on guiding principles designed to align executive compensation with Company values and objectives, business strategy, management initiatives, and financial performance. In applying these principles the Compensation Committee of the Board of Directors, comprised of Stanley Kreitman, James P. Mastrian and Robert Lage, has established a program to:

Reward	executives for long-term strategic management and the enhancement of shareholder value.

Integrate compensation programs with both the Company’s annual and long-term strategic planning.

Support a performance-oriented environment that rewards performance not only with respect to Company goals but also Company performance as compared to industry performance levels.

The Compensation Committee has a charter, which may be found in the investor section of the Company’s web site, www.ccaindustries.com under Corporate Governance. Compensation, including annual bonus amounts, for the executive officers named in the Summary Compensation Table, are recommended by Dunnan Edell, Chief Executive Officer, and approved by the Compensation Committee and the Board of Directors.

v. Employment Contracts/Compensation Program

The Compensation Committee (the “Committee”) determines the level of salary and bonuses, if any, for key executive officers of the Company. The Committee determines the salary or salary range based upon competitive norms. Actual salary changes are based upon performance, and bonuses were awarded by the Committee and approved by the Board of Directors in consideration of the employee’s performance during the 2011 fiscal year and, except for the Company’s Chief Executive Officer, the recommendation of the Company’s Chief Executive Officer.

On March 21, 2011, the Committee, acting on behalf of the Company, entered into an Employment Agreement (each, an “Employment Agreement”) with each of Dunnan Edell, Stephen A. Heit, and Drew Edell (each, an “Executive”). Pursuant their respective Employment Agreements, Mr. Dunnan Edell has been engaged to continue to serve as the Company’s President and Chief Executive Officer, Mr. Heit has been engaged to continue to serve as the Company’s Executive Vice President and Chief Financial Officer, and Mr. Drew Edell has been engaged to continue to serve as the Company’s Executive Vice President, Product Development and Production.

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

Under the respective Employment Agreements, the base salaries of Mr. Dunnan Edell, Mr. Heit, and Mr. Drew Edell (the “Executives”) are $350,000, $250,000, and $275,000 per annum, respectively, and may be increased each year at the discretion of the Company’s Board of Directors. The Executives are eligible to receive an annual performance-based bonus under their respective Employment Agreement, and are entitled to participate in Company equity compensation plans. In addition, each of the Executives will receive an automobile allowance, health insurance and certain other benefits. In the event of termination of the respective Employment Agreement as a result of the disability or death of the Executive, the Executive (or his estate or beneficiaries) shall be entitled to receive all base salary and other benefits earned and accrued until such termination as well as a single-sum payment equal to the Executive’s base salary and a single-sum payment equal to the value of the highest bonus earned by the Executive in the one-year period preceding the date of termination pro-rated for the number of days served in that fiscal year. If the Company terminates the Executive for Cause (as defined in the respective Employment Agreement), or the Executive terminates his employment in a manner not considered to be for Good Reason (as defined in the respective Employment Agreement), the Executive shall be entitled to receive all base salary and other benefits earned and accrued prior to the date of termination. If the Company terminates the Executive in a manner that is not for Cause or due to the Executive’s death or disability, the Executive terminates his employment for Good Reason, or the Company does not renew the Employment Agreement after December 31, 2013, the Executive shall be entitled to receive a single-sum payment equal to his unpaid base salary and other benefits earned and accrued prior to the date of termination and a single-sum payment of an amount equal to three times (a) the average of the base salary amounts paid to Executive over the three calendar years prior to the date of termination, (b) if less than three years have elapsed between March 21, 2011 and the date of termination, the highest base salary paid to the Executive in any calendar year prior to the date of termination, or (c) if less than twelve months have elapsed between March 21, 2011 and the date of termination, the highest base salary received in any month times twelve. In addition, each Executive is entitled to certain benefits in connection with a Change of Control (as defined in their respective Employment Agreements).

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

vi. Retirement Benefits

The Company has adopted a 401(K) Profit Sharing Plan that covers all employees with over one year of service and attained age 21, including the executive officers named in the Summary Compensation Table. Employees may make salary reduction contributions up to twenty-five percent of compensation not to exceed the federal government limits. The Plan allows for the Company to make discretionary contributions. For all Fiscal periods reflected in the Summary Compensation Table, the Company did not make any contributions.

vii. Equity Plans

Long-term incentives may be provided through the issuance of stock options or other equity awards, as determined in the discretion of the Board of Directors.

On June 15, 2005, the shareholders approved an amended and Restated Stock Option Plan amending the 2003 Stock Option Plan (the “Plan”). The Plan authorizes the issuance of up to one million shares of common stock (subject to customary adjustments set forth in the plan) pursuant to equity awards, which may take the form of incentive stock options, nonqualified stock options restricted shares, stock appreciation rights and/or performance shares. No such grants were issued in fiscal 2011.

Awards may be granted under the Plans to employees (including officers and directors who are also employees) of the Company provided, however, that Incentive Stock Options may not be granted to any non-employee director or consultant.

The Plan is administered and interpreted by the Board of Directors. (Where issuance to a Board member is under consideration, that member must abstain.) The Board has the power, subject to plan provisions, to determine the persons to whom and the dates on which awards will be granted, the amount and vesting or exercise provisions of awards, and other terms. The Board has the power to delegate administration to a committee of not less than two (2) Board members, each of whom must be a “non-employee director” within the meaning of Rule 16b-3 under the Securities Exchange Act. Members of the Board receive no compensation for their services in connection with the administration of option plans.

The Plan permits the exercise of options for cash, or such other method as the Board may permit from time to time.

The maximum term of each option is ten (10) years. No option granted is transferable by the optionee other than upon death.

The exercise price of all options must be at least equal to one hundred percent (100%) of the fair market value of the underlying stock on the date of grant. The aggregate fair market value of stock of the Company (determined at the date of the option grant) for which any employee may be granted Incentive Stock Options in any calendar year may not exceed $100,000, plus certain carryover allowances. The exercise price of an Incentive Stock Option granted to any participant who owns stock possessing more than ten percent (10%) of the voting rights of the Company’s outstanding capital stock must be at least one hundred-ten percent (110%) of the fair market value on the date of grant. As of November 30, 2011, there were no outstanding stock options.

viii. Performance Graph

Set forth below is a line graph comparing cumulative total shareholder return on the Company’s Common Stock, with the cumulative total return of companies in the Dow Jones US Index and the cumulative total return of Dow Jones’s Personal Products Index.

CCA Industries—ASE

*$100 invested on 11/30/06 in stock or index, including reinvestment of dividends.

Fiscal year ending November 30.

Copyright© 2011 Dow Jones & Co. All rights reserved.

Copyright® 2011 Dow Jones & Company. All rights reserved.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	11//06	11/07	11/08	11/09	11/10	11/11
CCA Industries, Inc.	100.00	86.06	34.35	43.35	57.74	57.83
Dow Jones US	100.00	107.91	66.22	84.55	94.83	101.76
Dow Jones US Personal Products	100.00	119.35	92.16	123.15	122.47	143.87

The Performance Graph in this Item 11 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934 and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information as of November 30, 2011 with respect to compensation plans under which shares of the Company’s Common Stock may be issued:

EQUITY COMPENSATION PLAN INFORMATION

	September 30,	September 30,	September 30,
Number of shares
remaining and
	Number of shares	Weighted-	available for future
	to be issued upon	average	issuance under equity
	exercise of out-	exercise price	compensation plans
	standing options	of outstanding	(excluding shares
Plan Category	warrants and rights	options	in the first column)

Equity compensation plans approved by security holders	—	—	1,000,000

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	1,000,000

The following table sets forth certain information regarding the ownership of the Company’s Common Stock, Class A Common Stock and ownership of all shares outstanding as of February 1, 2012 by (i) each of the directors and director nominees, (ii) each of the named executive officers listed in the summary compensation table and (iii) all current officers and directors as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is the beneficial owner of them.

Beneficial Ownership of Equity Securities

	September 30,	September 30,	September 30,	September 30,	September 30,
			Ownership	Ownership	Ownership
	Number of Shares Owned		Percentage of	Percentage of	Percentage of
		Class A	Common Stock	Class A Stock	All Shares
Name	Common Stock	Common Stock	Outstanding (2)	Outstanding (1)	Outstanding

David Edell	146,609	484,615	2.4%	50.1%	8.9%
Ira Berman	160,533	483,087	2.6%	49.9%	9.1%
Sardar Biglari (3)	776,259	—	12.8%	—	11.0%
Philip Cooley	—	—	—	—	—
Stanley Kreitman	15,000	—	*	—	*
Robert Lage	—	—	—	—	—
James P. Mastrian	—	—	—	—	—
Jack Polak	53,254	—	*	—	*
Dunnan D. Edell	77,158	—	1.3%	—	1.1%
Drew Edell	98,108	—	1.6%	—	1.4%
Stephen A. Heit	2,425	—	*	—	*

Officers & Directors
As a Group (11 persons)	1,329,346	967,702	21.8%	100.0%	32.6%

*	Represents less than one percent (1%) of the outstanding shares of the class.

(1)	David Edell and Ira Berman own 100% of the outstanding shares of Class A Common Stock.

(2)

Ira Berman was a director and Chairman of the Board, and Jack Polak was a director until August 4, 2011, when they did not stand for re-election at the annual meeting of shareholders. Dunnan Edell is an officer and director. Messrs. Stephen Heit and Drew Edell are officers. Messrs. Biglari, Cooley, Kreitman, Lage, and Mastrian are independent, outside directors. Messrs. Biglari and Cooley were elected directors at the annual meeting of shareholders held on August 4, 2011.

(3)

Based on information contained in a Schedule 13D/A filed on August 8, 2011 with the SEC by Biglari Holdings Inc. The amount reported includes 388,130 shares held by Biglari Holdings Inc. Sardar Biglari is the Chairman and Chief Executive Officer of Biglari Holdings Inc. and has investment discretion over the securities owned by Biglari Holdings Inc. By virtue of this relationship, Sardar Biglari may be deemed to beneficially own the shares owned by Biglari Holdings Inc. Sardar Biglari expressly disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The amount reported also includes 388,129 shares held by the The Lion Fund, L.P. (“The Lion Fund”). Biglari Capital Corp. (“BCC”) is the general partner of the Lion Fund and is a wholly-owned subsidiary of Biglari Holdings Inc. Sardar Biglari is the Chairman and Chief

Executive Officer of BCC and has investment discretion over the securities owned by the Lion Fund. By virtue of these relationships, BCC, Biglari Holdings Inc. and Sardar Biglari may be deemed to beneficially own the 388,129 shares owned directly by The Lion Fund. Each of BCC, Biglari Holdings Inc. and Sardar Biglari expressly and respectively disclaims beneficial ownership of such shares except to the extent of their respective pecuniary interest therein. The principal business address of each of Biglari Holdings, Inc., Sardar Biglari, BCC and The Lion Fund is 17802 IH 10 West, Suite 400, San Antonio, Texas 78257.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company did not purchase any shares of common stock from officers, directors or affiliates in fiscal 2011.

During fiscal 2011, several related parties provided services to the Company, which were deemed immaterial to the financial statements except for payments of $648,628 each to David Edell and Ira Berman for consulting services provided as per their respective Employment Agreement (see Item 7 – Contractual Obligations for further information on the Employment Agreements).

The independent directors of the Company are: Sardar Biglari, Philip Cooley, Robert Lage, Stanley Kreitman and James P. Mastrian. There were no transactions, relationships or arrangements not disclosed in this item that would need to be considered by the Company’s board of directors in determining the director’s independence.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

KGS LLP (“KGS”) served as the Company’s independent registered public accounting firm for 2011 and 2010. The services performed by KGS in this capacity included conducting an audit in accordance with generally accepted auditing standards of, and expressing an opinion on, the Company’s consolidated financial statements.

Audit Fees

KGS’s fees for professional services rendered in connection with the audit and review of Forms 10-K and all other SEC regulatory filings were $255,000 for the 2011 fiscal year and $320,000 for the 2010 fiscal year. The Company has paid and is current on all billed fees.

Audit Related Fees

Audit related fees billed in Fiscal 2011 and 2010 by KGS were $7,500 and $2,500 respectively. Audit related fees consist primarily of fees billed for professional services rendered by KGS for accounting consultations and audit work related to certain contract negotiations.

Tax Fees

KGS’s fees for professional services rendered in connection with Federal and State tax return preparation and other tax matters for the 2011 and 2010 fiscal years were $30,000 and $35,000, respectively.

All Other Fees

All other fees of $0 and $0 billed in Fiscal years 2011 and 2010, respectively, represent fees for miscellaneous services other than those described above.

Engagements Subject to Approval

Under its charter, the Audit Committee must pre-approve all subsequent engagements of our independent registered public accounting firm unless an exception to such pre-approval exists under the Securities Exchange Act of 1934 or the rules of the Securities and Exchange Commission. Each year, before a independent registered public accounting firm is retained to audit our financial statements, such service and the associated fee, is approved by the committee. At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent registered public accounting firm, including the scope of the work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent registered public accounting firm’s independence from management. At each subsequent committee meeting, the committee will receive updates on the services actually provided by the independent registered public accounting firm, and management may present additional services for approval. The committee has delegated to the Chairman of the committee the authority to evaluate and approve engagements on behalf of the committee in the event that a need arises for pre-approval between committee meetings. If the Chairman so approves any such engagements, he will report that approval to the full committee at the next committee meeting.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

(a) (1) Financial Statements:

Table of Contents, Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of November 30, 2011 and 2010, Consolidated Statements of Operations for the years ended November 30, 2011, 2010 and 2009, Consolidated Statements of Comprehensive (Loss) Income for the years ended November 30, 2011, 2010 and 2009, Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2011, 2010 and 2009, Consolidated Statements of Cash Flows for the years ended November 30, 2011, 2010 and 2009, Notes to Consolidated Financial Statements.

Financial Statement Supplementary Information:

(a) (2) Schedule II: Valuation Accounts; Years Ended November 30, 2011, 2010 and 2009.

(a) (3) Exhibits: The following exhibits are filed herewith or incorporated by reference

(4.1) The Indenture (and the Promissory note exhibited therewith) defining the rights of former shareholders who tendered Common Stock to the Company for its $2 per share, five- year, 6% debenture, is incorporated by reference to the filing of such documents with the Schedule TO filed with the SEC, on June 7, 2001 (SEC file number reference 005-37409).

(4.2) The Stockholder Protection Rights Agreement, dated as of February 9, 2011, by and between the Company and American Stock Transfer & Trust Company LLC, as Rights Agent is incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed February 10, 2011.

(3.1) The Company’s Articles of Incorporation and Amendments thereof, are incorporated by reference to its filing on Form 10-K/A filed April 5, 1995. (SEC file number reference 000-12723) (Exhibit pages 000001-23).

(3.2) The Company’s Bylaws are incorporated by reference to its filing on Form 8-K filed February 9, 2012.

(10.1)

Amended and Restated Employment Agreements of 1994, with David Edell and Ira Berman and the Company are incorporated by reference to the Company’s Form 10-K/A filed April 5, 1995 (SEC file number reference 000-12723). *

(10.2)

The February 1999 Amendments to the Amended and Restated Employment Agreements of David Edell and Ira Berman (1994) are incorporated by reference to the Company’s Form 10-K filed February 26, 1999 (SEC file number reference 000-12723) (Exhibit pages 00001-00002). *

(10.3)	License Agreement made February 12, 1986 with Alleghany Pharmacal Corporation is incorporated by reference to the Company’s Form 10-K/A filed April 5, 1995 (SEC file number reference 001-12723).

(10.4)	The Company’s 2005 Amended and Restated Stock Option Plan is incorporated by reference to its 2005 Proxy Statement (Exhibit A) filed May 2, 2005 (SEC file number reference 001-31643). *

(10.5)	The Employment Agreement, dated March 21, 2011, by and between the Company and Dunnan Edell is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 31, 2011. *

(10.6)	The Employment Agreement, dated March 21, 2011, by and between the Company and Stephen A. Heit is incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 31, 2011. *

(10.7)	The Employment Agreement, dated March 21, 2011, by and between the Company and Drew Edell is incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 31, 2011. *

(10.8)	The Change of Control Agreement, dated March 15, 2011, by and between the Company and Ira W. Berman is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 17, 2011. *

(10.9)	The Change of Control Agreement, dated March 15, 2011, by and between the Company and David Edell is incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 17, 2011. *

(10.10)	Proposed Order of Settlement is incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed July 14, 2010.

(10.11)	Settlement and Mutual Release Agreement is incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed July 14, 2010.

(11)	Statement re Per Share Earnings (included in Item 15, Financial Statements).

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) included herein.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) included herein.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 included herein.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 included herein.

(101.Def)	Definition Linkbase Document †

(101.Pre)	Presentation Linkbase Document †

(101.Lab)	Labels Linkbase Document †

(101.Cal)	Calculation Linkbase Document †

(101.Sch)	Schema Document †

(101.Ins)	Instance Document †

*	Management contract and compensatory plan or arrangement.

†

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

Shareholders may obtain (without charge) a copy of this Annual Report on Form 10-K (including the financial statements and financials statement schedules) and a copy of any exhibit not filed herewith (upon payment of a fee limited to our reasonable expenses in furnishing such exhibit) by writing to CCA Industries, Inc., 200 Murray Hill Parkway, East Rutherford, New Jersey 07073. The Company also makes the reports it files with the available in the Investor Relations section of its website (http://www.ccaindustries.com). Moreover, the public may read and copy any materials we file with the SEC (including the exhibits thereto) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

CCA INDUSTRIES, INC.

By:	/s/ DUNNAN D. EDELL x
DUNNAN D. EDELL, President and Chief Executive Officer

Date: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DUNNAN D. EDELL	Chief Executive Officer, President, Director
DUNNAN D. EDELL		February 28, 2012

/s/ STANLEY KREITMAN
STANLEY KREITMAN	Chairman of the Board of Directors	February 28, 2012

/s/ STEPHEN A. HEIT
STEPHEN A. HEIT	Executive Vice President, Chief Financial Officer	February 28, 2012

/s/ SARDAR BIGLARI
SARDAR BIGLARI	Director	February 28, 2012

/s/ PHILIP COOLEY
PHILIP COOLEY	Director	February 28, 2012

/s/ DAVID EDELL
DAVID EDELL	Director	February 28, 2012

/s/ ROBERT LAGE
ROBERTLAGE	Director	February 28, 2012

/s/ JAMES P. MASTRIAN
JAMES P. MASTRIAN	Director	February 28, 2012

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011 AND 2010

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CCA Industries, Inc.

East Rutherford, New Jersey

We have audited the consolidated balance sheets of CCA Industries, Inc. and Subsidiaries as of November 30, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three fiscal years in the period ended November 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCA Industries, Inc. and Subsidiaries as of November 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended November 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KGS LLP

February 28, 2012

Jericho, New York

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

A S S E T S

	September 30,	September 30,
	NOVEMBER 30,
	2011	RESTATED 2010
Current Assets
Cash and cash equivalents	$7,699,615	$8,064,255
Short-term investments and marketable securities (Notes 2 and 6)	2,361,996	4,673,848
Accounts receivable, net of allowances of $997,833 and $1,263,250, respectively	7,743,601	5,990,010
Inventories, net of reserve for inventory obsolescence of $892,226 and $1,372,798, respectively (Notes 2 and 3)	9,460,408	9,077,234
Insurance claim receivable	—	361,639
Prepaid expenses and sundry receivables	947,087	976,108
Prepaid and refundable income taxes (Note 7)	718,828	999,702
Deferred income taxes (Note 7)	1,738,949	1,755,783

Total Current Assets	30,670,484	31,898,579

Property and equipment, net of accumulated depreciation and amortization (Notes 2 and 4)	526,100	550,689

Intangible assets, net of accumulated amortization (Notes 2 and 5)	673,117	673,580

Other assets
Marketable securities (Notes 2 and 6)	2,983,026	3,124,051
Other	52,800	65,300

Total Other Assets	3,035,826	3,189,351

Total Assets	$34,905,527	$36,312,199

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	September 30,
	NOVEMBER 30,
	2011	RESTATED 2010
Current Liabilities
Accounts payable and accrued liabilities (Note 10)	$8,566,544	$8,506,279
Capitalized lease obligations Income taxes payable (Note 7)	5,577 47,232	15,197 —
Dividends payable (Note 10)	493,811	493,811

Total Current Liabilities	9,113,164	9,015,287

Deferred income tax liability (Note 7)	182,339	118,717
Capitalized lease obligations – long term	1,973	8,149

Total Liabilities	9,297,476	9,142,153

Commitments and Contingencies (Note 10)

Shareholders’ Equity
Preferred stock, $1.00 par; authorized 20,000,000 shares; none issued	—	—
Common stock, $.01 par; authorized 15,000,000 shares; issued and outstanding 6,086,740 and 6,086,740 shares, respectively	60,867	60,867
Class A common stock, $.01 par; authorized 5,000,000 shares; issued and outstanding 967,702 and 967,702 shares, respectively	9,677	9,677
Additional paid-in capital	2,329,049	2,329,049
Retained earnings	23,322,928	24,806,474
Unrealized (losses) on marketable securities (Note 2)	(114,470)	(36,021)

Total Shareholders’ Equity	25,608,051	27,170,046

Total Liabilities and Shareholders’ Equity	$34,905,527	$36,312,199

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	September 30,	September 30,	September 30,
	Years Ended November 30,
	2011	2010	2009

Revenues
Sales of health and beauty aid products, net	$49,033,367	$50,345,213	$57,001,999
Other income	478,522	466,429	670,165

Total Revenues	49,511,889	50,811,642	57,672,164

Costs and Expenses
Cost of sales	20,450,468	21,808,009	21,850,575
Selling, general and administrative expenses	21,967,327	21,139,743	20,037,352
Advertising, cooperative and promotions	5,436,565	7,493,282	9,667,446
Research and development	714,565	619,147	499,636
(Recovery of) doubtful accounts	(11,135)	(130,192)	(4,901)
Interest expense	860	4,033	11,932

Total	48,558,650	50,934,022	52,062,040

Advertising Litigation Expense	—	2,235,465	—

Total Costs and Expenses	48,558,650	53,169,487	52,062,040

Income (Loss) before Provision for (Benefit from) Income Taxes	953,239	(2,357,845)	5,610,124

Provision for (Benefit from) income taxes	461,541	(693,085)	2,178,480

Net Income (Loss)	$491,698	$(1,664,760)	$3,431,644

Weighted Average Shares Outstanding
Basic	7,054,442	7,054,442	7,054,442

Diluted	7,054,442	7,054,442	7,054,442

Earnings (Loss) Per Common Share (Note 2):
Basic	$0.07	$(0.24)	$0.49

Diluted	$0.07	$(0.24)	$0.49

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	September 30,	September 30,	September 30,
	Years Ended November 30,
	2011	2010	2009

Net Income (Loss)	$491,698	$(1,664,760)	$3,431,644

Other Comprehensive (Loss) Income
Unrealized holding (loss) gain on investments, net of tax* (Note 6, Note 8)	(78,449)	238,507	791,747

Comprehensive Income (Loss)	$413,249	$(1,426,253)	$4,223,391

*

Unrealized holding (loss) gain for the years ended November 2011, 2010, and 2009 is net of a deferred tax benefit (expense) from unrealized (losses) gains of $52,666, $(14,972) and $39,900, respectively.

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2011, 2010 AND 2009

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
			ADDITIONAL		UNREALIZED GAIN (LOSS) ON	TOTAL
	COMMON STOCK		PAID IN	RETAINED	MARKETABLE	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	EARNINGS	SECURITIES	EQUITY

Balance - December 1, 2008	7,054,442	$70,544	$2,329,049	$26,920,561	$(1,066,275)	$28,253,879
Net Income for the year	—	—	—	3,431,644	—	3,431,644
Dividends declared	—	—	—	(2,257,422)	—	(2,257,422)
Unrealized gain on marketable securities, net of tax	—	—	—	—	791,747	791,747

Balance - November 30, 2009	7,054,442	70,544	2,329,049	28,094,783	(274,528)	30,219,848
Net Loss for the year	—	—	—	(1,664,760)	—	(1,664,760)
Dividends declared	—	—	—	(1,975,244)	—	(1,975,244)
Unrealized gain on marketable securities, net of tax	—	—	—	—	238,507	238,507

Balance - November 30, 2010	7,054,442	70,544	2,329,049	24,454,779	(36,021)	26,818,351
Net effect of restated earnings	—	—	—	351,695	—	351,695

Balance - November 30, 2010 - Restated	7,054,442	70,544	2,329,049	24,806,474	(36,021)	27,170,046
Net Income for the year	—	—	—	491,698	—	491,698
Dividends declared	—	—	—	(1,975,244)	—	(1,975,244)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(78,449)	(78,449)

Balance - November 30, 201 1	7,054,442	$70,544	$2,329,049	$23,322,928	$(114,470)	$25,608,051

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,	September 30,	September 30,
	For the years ended November 30,
	2011	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$491,698	$(1,664,760)	$3,431,644
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	205,356	229,476	252,998
Change in allowance for bad debts	28,452	(106,484)	23,067
(Gain) Loss on sale of securities	(815)	10,481	(113,272)
Loss on write off of fixed assets	—	—	3,262
Loss on impairment of intangible assets	—	21,742	23,548
Deferred income taxes	133,122	(778,611)	40,235
Change in Operating Assets and Liabilities:
(Increase) Decrease in accounts receivable	(1,782,043)	1,729,747	594,377
(Increase) in inventory	(383,174)	(749,957)	(394,479)
(Increase) in insurance claim receivable	—	(361,639)	—
Decrease (increase) in prepaid expenses and miscellaneous receivables	390,660	(236,969)	(161,139)
Decrease (increase) in prepaid income taxes	280,871	(910,167)	1,464,623
Decrease in other assets	12,500	—	—
Increase (Decrease) in accounts payable and accrued liabilities	60,265	325,689	(1,406,835)
Increase (decrease) in income taxes payable	47,232	(147,153)	147,153

Net Cash (Used in) Provided by Operating Activities	(515,876)	(2,638,605)	3,905,182

Cash Flows from Investing Activities:
Acquisition of property and equipment	(180,306)	(95,058)	(321,293)
Purchase of available for sale securities	(1,193,419)	(12,637,821)	(20,239,331)
Proceeds from sale of marketable securities	3,516,000	17,619,057	21,528,407

Net Cash Provided by Investing Activities	2,142,275	4,886,178	967,783

Cash Flows from Financing Activities:
Payments for capital lease obligation	(15,795)	(52,443)	(57,696)
Dividends paid	(1,975,244)	(1,975,244)	(2,539,599)

Net Cash (Used in) Financing Activities	(1,991,039)	(2,027,687)	(2,597,295)

Net (Decrease) Increase In Cash and Cash Equivalents	(364,640)	219,886	2,275,670

Cash and Cash Equivalents at Beginning of Year	8,064,255	7,844,369	5,568,699

Cash and Cash Equivalents at End of Year	$7,699,615	$8,064,255	$7,844,369

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$860	$4,033	$11,932
Income taxes	2,670	1,422,836	667,945

Supplemental Disclosure of Non-Cash Information:
Dividends declared and accrued	$493,811	$493,811	$493,811

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1— ORGANIZATION AND DESCRIPTION OF BUSINESS

CCA Industries, Inc. (“CCA”) was incorporated in the State of Delaware on March 25, 1983.

CCA manufactures and distributes health and beauty aid products.

CCA has several wholly-owned subsidiaries. CCA Online Industries, Inc. is active. CCA IND., S.A. DE C.V., a Variable Capital Corporation organized pursuant to the laws of Mexico, CCA Cosmetics, Inc., CCA Labs, Inc., and Berdell, Inc, are wholly-owned subsidiaries which are currently inactive.

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment and Depreciation and Amortization (Continued)

When the Company sells or otherwise disposes of property and equipment, the cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is included in earnings.

Depreciation and amortization are provided on the straight-line method over the following estimated useful lives or lease terms of the assets:

Machinery and equipment	5-7 Years
Furniture and fixtures	3-10 Years
Tools, dies and masters	3 Years
Transportation equipment	5 Years
Leasehold improvements	Lesser of Remaining life of the lease (ranging from 1-12 years)

Intangible Assets:

Intangible assets, which consist of patents and trademarks, are stated at cost. Patents are amortized on the straight-line method over a period of 17 years. Such intangible assets are reviewed for potential impairment on a quarterly basis.

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

Income Taxes:

Income taxes are accounted for under ASC Topic 740, “Income Taxes”, which utilizes the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued)

carried forward to future periods are also reflected in the deferred tax assets. Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized.

Tax Credits:

Tax credits, when present, are accounted for using the flow-through method as a reduction of income taxes in the years utilized.

Earnings (Loss) Per Common Share:

Basic earnings (loss) per share are calculated in accordance with ASC Topic 260, “Earnings Per Share”, which requires using the average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of any common stock equivalents using the “treasury stock method”. Common stock equivalents consist of stock options.

Revenue Recognition:

The Company recognizes sales in accordance with ASC Topic 605 “Revenue Recognition”. Revenue is recognized upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Included in sales incentives are coupons that the Company issues that are redeemed by its customers. Redemptions are handled by a coupon national clearing house. The Company also has estimated that there is an approximate six week lag in coupon redemptions, with the estimated cost recorded as an accrued liability. Although no legal right of return exists between the customer and the Company, returns are accepted if it is in the best interests of the Company’s relationship with the customer. The Company, therefore, records a reserve for returns based on the historical returns as a percentage of sales in the five preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances. Those returns which are anticipated to be taken as credits against the balances as of November 30th are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sales Incentives

In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expense. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income (loss).

Advertising Costs:

The Company’s policy for financial reporting is to charge advertising costs to expense as incurred. Advertising, cooperative and promotional expense for the years ended November 30, 2011, 2010 and 2009 were $5,436,565, $7,493,282 and $9,667,446, respectively.

Shipping Costs:

The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expense as incurred. For the years ended November 30, 2011, 2010 and 2009, included in selling, general and administrative expenses are shipping costs amounting to $2,912,474, $2,706,883, and $2,821,315, respectively.

Research and Development Costs:

The Company’s policy for financial reporting is to charge research and development costs to expense as incurred. Research and development costs for the years ended November 30, 2011, 2010 and 2009 were $714,565, $619,147 and $499,636, respectively.

Stock Options:

In December 2004, the FASB issued ASC Topic 718, “Stock Compensation”. ASC Topic 718 requires stock grants to employees to be recognized in the consolidated statement of operations based on their fair values. The Company does not have any outstanding stock options.

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

In December 2011, the FASB issued ASU 2011-12, which is an update to ASU 2011-05 issued in June 2011. This update defers the changes in 2011-05 relating to the presentation of reclassification adjustments. All other requirements in 2011-05 are not affected by this update. ASU 2011-12 is effective for all interim and annual reporting periods beginning after December 15, 2011. ASU 2011-12 is not expected to have a material impact on the Company’s financial position or results of operation.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3— INVENTORIES

At November 30, 2011 and 2010, inventories consist of the following:

	September 30,	September 30,
	2011	2010

Raw materials	$6,272,251	$5,773,121
Finished goods	$3,188,157	3,304,113

	$9,460,408	$9,077,234

At November 30, 2011 and 2010, the Company had a reserve for obsolete inventory of $892,226 and $1,372,798, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — PROPERTY AND EQUIPMENT

At November 30, 2011 and 2010, property and equipment consisted of the following

	September 30,	September 30,
	2011	2010

Machinery and equipment	$278,866	$261,676
Office furniture and equipment	991,252	961,378
Transportation equipment	27,538	—
Tools, dies, and masters	419,806	352,276
Capitalized lease obligations Web Site	263,067 20,000	263,067 20,000
Leasehold improvements	466,934	428,761

	2,467,463	2,287,158

Less: Accumulated depreciation and amortization	1,941,363	1,736,469

Property and Equipment – Net	$526,100	$550,689

Depreciation expense for the years ended November 30, 2011, 2010, and 2009 amounted to $204,894, $227,291 and $246,337, respectively.

NOTE 5 — INTANGIBLE ASSETS

Intangible assets consist of Company owned trademarks and patents for ten product lines covering twenty-four countries. The cost and accumulated amortization at November 30, 2011 and 2010 are as follows:

	September 30,	September 30,
	2011	2010
Trademarks and patents	$822,896	$822,896
Less: Accumulated amortization	149,779	149,316

Intangible Assets – Net	$673,117	$673,580

Patents are amortized on a straight-line basis over their legal life of 17 years and trademarks are adjusted to realizable value for each quarterly reporting period. During 2010, $33,110 (including $11,368 of accumulated amortization) of intangibles was deemed to be impaired. Amortization expense for the years ended November 30, 2011, 2010 and 2009 amounted to $463, $2,185 and $ 6,661, respectively. Estimated amortization expense for November 30, 2012, 2013, 2014, 2015 and 2016 is $463, $463, $439, $421 and $421, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at November 30, 2011 and November 30, 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,
	November 30, 2011		November 30, 2010
Current:	COST	MARKET	COST	MARKET
Guaranteed bank Certificates of deposit	—	—	$816,000	$821,836
Corporate obligations	970,461	964,357	200,000	202,364
Government obligations (including mortgage backed securities)	—	—	2,499,185	2,499,100
Limited Partnership	223,373	234,445	—	—
Preferred stock	454,855	382,340	250,000	216,140
Common Stock	443,818	557,827	667,188	710,023
Mutual funds	285,480	223,027	285,475	224,385

Total	2,377,987	2,361,996	4,717,848	4,673,848

	November 30, 2011		November 30, 2010
	COST	MARKET	COST	MARKET
Non-Current:
Corporate obligations	754,518	734,418	750,000	748,629
Preferred stock	2,404,581	2,248,608	2,391,002	2,375,422

Total	3,159,099	2,983,026	3,141,002	3,124,051

Total	$5,537,086	$5,345,022	$7,858,850	$7,797,899

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

The market value at November 30, 2011 was $5,345,022 as compared to $7,797,899 at November 30, 2010. The gross unrealized gains and (losses) were $188,265 and $(380,335) for November 30, 2011 and $26,440 and $(87,390) for November 30, 2010, respectively. The cost and market values of the investments at November 30, 2011 were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
COL. A			COL. B	COL. C	COL.D	COL.E
Name of Issuer and Title of Each Issue	Maturity Date	Interest Rate	Number of Units- Principal Amount of Bonds and Notes	Cost of Each Issue	Market Value of Each Issue at Balance Sheet Date	Amount at Which Each Portfolio of Equity Security Issue and Each Other Security Issue Carried in Balance Sheet

LIMITED PARTNERSHIPS:
Energy Transfer Partners			1,000	50,695	43,760	43,760
Enterprise Prods Partners			500	21,190	22,745	22,745
Kinder Morgan Energy			500	34,762	39,100	39,100
Magellan Midstream Partners			1,000	53,113	63,980	63,980
Plains All Amern Pipeline			1,000	63,613	64,860	64,860

				223,373	234,445	234,445

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
COL. A			COL. B	COL. C	COL.D	COL.E
Name of Issuer and Title of Each Issue	Maturity Date	Interest Rate	Number of Units- Principal Amount of Bonds and Notes	Cost of Each Issue	Market Value of Each Issue at Balance Sheet Date	Amount at Which Each Portfolio of Equity Security Issue and Each Other Security Issue Carried in Balance Sheet

CORPORATE OBLIGATIONS:

American Express Credit Corp	12/12/12	3.900%	250,000	250,000	250,050	250,050
Bank of America	04/30/12	2.100	50,000	50,866	50,430	50,430
Barclays Bank	10/07/13	1.150	500,000	500,000	484,170	484,170
Berkshire Hathway Global	02/12/12	1.400	60,000	60,503	60,109	60,109
Citigroup Funding, Inc.	06/04/12	1.875	200,000	203,390	201,854	201,854
JP Morgan Chase Series	09/30/13	1.650	250,000	254,518	250,248	250,248
Sovering Bank	01/17/12	2.750	200,000	203,046	200,626	200,626
Teva Pha Fin III	06/15/12	1.500	200,000	202,656	201,288	201,288

				1,724,979	1,698,775	1,698,775

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
PREFERRED STOCK:

Bank of America Ser H	05/01/13	8.200	20,000	250,000	220,500	220,500
Bank of America Ser Q	05/28/13	8.625	20,000	250,000	222,000	222,000

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Name of Issuer and Title of Each Issue	Maturity Date	Interest Rate	Number of Units- Principal Amount of Bonds and Notes	Cost of Each Issue	Market Value of Each Issue at Balance Sheet Date	Amount at Which Each Portfolio of Equity Security Issue and Each Other Security Issue Carried in Balance Sheet

PREFERRED STOCK (con’t):

Barclay’s Bank	06/15/13	8.125	4,000	106,480	90,800	90,800
Citigroup	03/30/15	0.000	7,600	199,644	191,520	191,520
Citigroup Cap XII Trups	03/30/40	8.500	10,000	255,000	252,000	252,000
Deutsche Bank Capital TR V	05/23/17	6.550	6,000	151,500	117,300	117,300
General Electric Cap Corp	11/15/32	6.100	8,800	224,845	225,720	225,720
JP Morgan Chase	09/01/13	8.625	4,000	111,960	108,200	108,200
JP Morgan Chase	06/15/33	5.875	2,000	50,000	50,000	50,000
MetLife Floater		4.000	8,000	200,000	181,120	181,120
Morgan Stanley Cap	01/15/46	6.450	6,300	149,020	133,813	133,813
Morgan Stanley Cap Tr	07/15/33	5.750	4,000	100,000	80,720	80,720
PNC Capital	03/15/13	7.750	4,000	106,579	103,040	103,040
RBS Capital Funding		5.900	2,000	50,000	20,200	20,200
Suntrust Capital IX	03/15/68	7.875	10,000	249,553	252,500	252,500
Wells Fargo			7,000	204,855	181,020	181,020
Wells Fargo Cap Tr VIII	08/01/33	5.625	8,000	200,000	200,495	200,495

				2,859,436	2,630,948	2,630,948

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
COL. A			COL. B	COL. C	COL. D	COL. E
Name of Issuer and Title of Each Issue	Maturity Date	Interest Rate	Number of Units-Principal Amount of Bonds and Notes	Cost of Each Issue	Market Value of Each Issue at Balance Sheet Date	Amount at Which Each Portfolio of Equity Security Issue and Each Other Security Issue Carried in Balance Sheet

COMMON STOCK:

American Electric Power Co			7,500	254,263	297,600	297,600
Consolidated Edison Inc.			2,000	76,381	118,840	118,840
DTE Energy Company			1,200	51,648	63,180	63,180
Frontier Communications Corp			480	3,818	2,747	2,747
Verizon Communications			2,000	57,708	75,460	75,460

MUTUAL FUNDS:				443,818	557,827	557,827

Dreyfus Premier Ltd High Income			16,296.314	215,274	190,302	190,302
PIMCO Floating Rate Strategy			2,900	70,206	32,725	32,725

				285,480	223,027	223,027

Totals				$5,537,086	$5,345,022	$5,345,022

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

During the years ended November 30, 2011, 2010 and 2009, available-for-sale securities were liquidated and proceeds amounting to $3,516,000, $17,619,057and $21,528,407 were received, with resultant realized gains (losses) totaling $815, $(10,481), and $113,272, respectively. Cost of available-for-sale securities includes unamortized premium or discount.

As of November 30, 2011, the Company had unrealized (losses) on its investments of $(192,064). This amount was reduced by a deferred tax benefit of $77,594, of which a $24,928 benefit was recorded in prior fiscal years and a benefit of $52,666 was recorded in fiscal 2011. None of the unrealized losses have been deemed to be other-than-temporary or temporary impairments, and are accounted for under mark-to-market rules for Available-for-Sale securities. Please see Note 2 for further information.

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

	September 30,	September 30,	September 30,
Description	November 30, 2011	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate obligations	1,698,775	—	1,698,775
Limited Partnership	234,445	234,445	—
Preferred Stock	2,630,948	2,630,948	—
Common Stock	557,827	557,827	—
Mutual Funds	223,027	190,302	32,725

Total	$5,345,022	$3,613,522	$1,731,500

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

	September 30,	September 30,	September 30,
Description	November 30, 2010	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Bank Certificates of Deposit	$821,836	$—	$821,836
Corporate obligations	950,993	—	950,993
Government Obligations	2,499,100	2,499,100	—
Preferred Stock	2,591,562	2,591,562	—
Common Stock	710,023	710,023	—
Mutual Funds	224,385	187,639	36,746

Total	$7,797,899	$5,988,324	$1,809,575

NOTE 7 — INCOME TAXES

CCA and its subsidiaries file a consolidated federal income tax return.

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of November 30, 2011 and November 30, 2010. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were penalties of $3,060 for the fiscal year ended November 30, 2011 and no penalties or related interest for the fiscal year ended November 30, 2010.

The Company had $0, $547,566 and $747,668 respectively of officer salaries during fiscal 2011, 2010 and 2009 that were not deductible for tax purposes in calculating the income tax provision. As of November 30, 2011, the Company had unrealized losses on its investments of $192,064, which, if realized, would have a tax benefit of $77,594. The Company had a net operating loss of in fiscal 2010 that it elected to carry forward to the 2011 fiscal year. The Company applied the carry forward loss against its adjusted taxable income for fiscal 2011, utilizing the entire carry forward loss.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INCOME TAXES (Continued)

Deferred taxes are the result of temporary differences between assets and liabilities for financial reporting and income tax purposes. The tax effect of temporary differences as reflected in the components of deferred tax assets and liabilities were the following at November 30, 2011 and 2010, respectively:

	September 30,	September 30,	September 30,	September 30,
	November 30, 2011
			Classified As
		Deferred	Short-Term	Long-Term
Type	Amount	Tax	Asset	(Liability)

Depreciation	$(451,334)	$(182,339)	—	$(182,339)
Unrealized loss on investments	192,064	77,594	77,594	—
Reserve for bad debts	53,191	21,489	21,489	—
Reserve for returns	2,014,303	813,778	813,778	—
Reserve for obsolete inventory	892,226	360,459	360,459	—
Vacation accrual	348,558	140,817	140,817	—
Charitable Contributions	564,583	228,093	228,093	—
Section 263A costs	239,404	96,719	96,719	—

Net deferred tax asset (liability)		$1,556,610	$1,738,949	$(182,339)

	November 30, 2010
			Classified As
		Deferred	Short-Term	Long-Term
Type	Amount	Tax	Asset	(Liability)

Depreciation	$(290,262)	$(118,717)	—	$(118,717)
Unrealized loss on investments	60,950	24,929	24,929	—
Reserve for bad debts	24,739	10,119	10,119	—
Reserve for returns	1,238,510	506,551	506,551	—
Reserve for obsolete inventory	1,372,798	561,474	561,474	—
Vacation accrual	251,083	102,693	102,693	—
Net operating loss (Restated)	774,736	316,866	316,866	—
Charitable Contributions	285,221	116,655	116,655	—
Section 263A costs	284,831	116,496	116,496	—

Net deferred tax asset (liability)		$1,637,066	$1,755,783	$(118,717)

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INCOME TAXES (Continued)

Income tax expense (benefit) is made up of the following components:

	September 30,	September 30,	September 30,
	November 30, 2011
	Federal	State & Local	Total
Current tax expense	$147,471	$180,948	$328,419
Deferred tax expense	59,776	73,346	133,122

	$207,247	$254,294	$461,541

	September 30,	September 30,	September 30,
	November 30, 2010
	Federal	State & Local	Total
Current tax (benefit) expense	$(390)	$85,916	$85,526
Deferred tax (benefit)	(605,740)	(172,871)	(778,611)

	$(606,130)	$(86,955)	$(693,085)

	September 30,	September 30,	September 30,
	November 30, 2009
	Federal	State & Local	Total
Current tax expense	$1,613,144	$525,101	$2,138,245
Deferred tax expense	30,981	9,254	40,235

	$1,644,125	$534,355	$2,178,480

Prepaid and refundable income taxes are made up of the following components:

	September 30,	September 30,	September 30,
	Federal	State & Local	Total
November 30, 2011	$368,507	$350,321	$718,828

November 30, 2010	$519,825	$479,877	$999,702

Income tax payable is made up of the following components:

	September 30,	September 30,	September 30,
	Federal	State & Local	Total

November 30, 2011	$—	$47,232	$47,232

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INCOME TAXES (Continued)

A reconciliation of income tax expense computed at the statutory rate to income tax expense at the effective rate for each of the three years ended November 30, 2011, 2010 and 2009 is as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		2010		2009
						Percent
		Percent		Percent		Of Pretax
	Amount	Amount	Amount	Amount	Amount	Income
Income tax expense at federal statutory rate	$324,101	34.00%	$(801,667)	34.00%	$1,907,442	34.00%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal income tax benefit	104,465	10.96	(128,045)	5.43	320,899	5.72

Non-deductible expenses and other adjustments	32,975	3.46	236,627	(10.04)	(49,861)	(0.89)

Income tax expense (benefit) at effective rate	$461,541	48.42%	$(693,085)	29.39%	$2,178,480	38.83%

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

	September 30,	September 30,
	November 30, (In Thousands)
	2011	2010

Coop advertising	$1,823	$1,610
Accrued returns	1,070	1,317
Accrued bonuses	574	*
Media	515	*

	$3,982	$2,927

*	Did not exceed 5% of total liabilities at November 30, 2010

NOTE 9—OTHER INCOME

Other income was comprised of the following:

	September 30,	September 30,	September 30,
	November 30,
	2011	2010	2009

Interest income	$145,719	$137,545	$211,644
Dividend income	110,337	136,756	158,973
Realized (loss)gain on sale of securities	815	(10,481)	113,272
Royalty income	208,981	157,850	151,768
Miscellaneous	12,670	44,759	34,508

	$478,522	$466,429	$670,165

NOTE 10— COMMITMENTS AND CONTINGENCIES

Leases

The Company currently occupies approximately 58,625 square feet of space used for warehousing and corporate offices. The annual rental for this space is $327,684, with a CPI increase not to exceed 15% in any consecutive five year period. The lease requires the Company to pay for additional expenses (Common Area Maintenance “CAM”), which includes real estate taxes, common area expense, utility expense, repair and maintenance expense and insurance expense. CAM was estimated at $150,000 for the fiscal year ended November 30, 2011.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTSAND CONTINGENCIES (Continued)

Leases (Continued)

The lease expires on May 31, 2012. The Company signed a new lease for the premises beginning June 1, 2012 and expiring May 31, 2022, with a renewal option for an additional five years. The new lease will increase the space that the Company will rent to a total of 81,000 square feet, and the annual rental for this space will be $486,012, with a CPI increase not to exceed 30% in any consecutive five year period. CAM was estimated at $207,250 per year for future years beginning June 1, 2012.

On September 26, 2007 the Company entered into an additional lease for warehouse space at 99 Murray Hill Parkway, East Rutherford, New Jersey for a term commencing November 1, 2007 and ending on May 31, 2012. The premise comprises 16,438 square feet of space for warehousing and storage. The annual rent is $123,285. The lease requires the Company to pay for additional expenses “Expense Rent” (Common Area Maintenance “CAM”), which includes real estate taxes, common area expense, certain utility expense, repair and maintenance expense and insurance expense. For the fiscal year ended November 30, 2011, CAM was $27,256. The Company has notified the landlord that it is not renewing the lease.

Rent expense for the years ended November 30, 2011, 2010 and 2009 was $643,842, $631,139 and $618,311, respectively.

In addition, the Company has entered into various property and equipment operating leases with expiration dates ranging through November 2016.

Future commitments under non-cancelable operating lease agreements having a remaining term in excess of one year for each of the next five (5) years and in the aggregate are as follows:

September 30,
Year Ending November 30,
2012	755,514
2013	724,079
2014	693,950
2015	572,302
2016	490,892

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES (Continued)

Royalty Agreements

In 1986, the Company entered into a license agreement with Alleghany Pharmacal Corporation (the “Alleghany Pharmacal License”). The Alleghany Pharmacal License agreement provides that if, and when, in the aggregate, $9,000,000 in royalties had been paid thereunder, the royalty-rate for those products ‘charged’ at 6% would be reduced to 1%. The Company paid an aggregate of $9,000,000 in royalties to Alleghany as of April 2003. Commencing May 1, 2003, the license royalty was reduced to 1%. On March 25, 2011, the Company received a letter on behalf of Alleghany claiming that the Company was in default of the license agreement and that minimum annual royalties of $360,000 per year were due to Alleghany for fiscal 2003 and subsequent years. The Company had understood since the inception of the license agreement, that once the royalty rate was reduced to 1%, the minimum royalties would end. On July 8, 2011, the Company reached a settlement in which it agreed to a one-time payment to Alleghany of $600,000, an increase in the royalty rate from 1% to 2.5%, and a minimum annual royalty of $250,000 in order to settle this matter in full. Although management believed that the Company had a meritorious defense and could prevail in a court of law, it was decided to settle the dispute due to the risk of loss of two profitable core brands, “Nutra Nail” and “Hair Off”, and possible substantial liabilities that the Company estimated could be as high as $1,900,000. The Company incurred royalties totaling $285,568, and the one-time payment of $600,000 to Alleghany Pharmacal for the fiscal year ended November 30, 2011.

In May of 1998, the Company entered into a License Agreement with Solar Sense, Inc. for the marketing of sun care products under trademark names. The Company’s License Agreement with Solar Sense, Inc. is for the exclusive use of the trademark names “Solar Sense” and “Kids Sense”, in connection with the commercial exploitation of sun care products. The Solar Sense License requires the Company to pay a royalty of 5% on net sales of said licensed products until $1 million total royalties are paid, at which time the royalty rate will be reduced to 1% for a period of twenty-five years. The royalty incurred to Solar Sense, Inc. under the License Agreement was $67,136 for the fiscal year ended November 30, 2011.

In October of 1999, the Company entered into a License Agreement with The Nail Consultants, Ltd. for the use of an activator invented in connection with a method for applying a protective covering to fingernails. The Company’s License Agreement with The Nail Consultants, Ltd. was for the use of the method and its composition in a product kit packaged and marketed by CCA under its own name, “Nutra Nail Power Gel”. The Company was required to pay a royalty of 5% of net sales of all products sold under the license, by the Company. Effective December 1, 2010, the Company and The Nail Consultants, Ltd. agreed to cancel the License Agreement, and to increase the price that the Company pays for purchases of the activator from The Nail Consultants, Ltd. The royalties previously paid were reported as part of selling, general and administrative expenses on the financial statements. The increased cost of the activator is reflected on the financial statements for fiscal 2011 as part of cost of sales.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES (Continued)

Royalty Agreements (Continued)

On May 18, 2004, The Company entered into a license agreement with Tea-Guard, Inc. to manufacture and distribute Mega -T Green Tea chewing gum and Mega -T Green Tea mints. The Company pays a royalty of 6% of net sales of all products sold under the license agreement. The license agreement was amended on March 31, 2009, granting the Company a non-exclusive license, with no minimum royalty required. The royalty rate of 6% of net sales will remain unchanged during the term, including any term renewals, of the amended license agreement. The Company incurred royalties of $19,614 to Tea-Guard, Inc. for the fiscal year ended November 30, 2011.

Effective November 3, 2008, the Company entered into an agreement with Continental Quest Corp., to purchase certain trademarks and inventory relating to the Pain Bust R business for $285,106 paid at closing. In addition, the Company agreed to pay a royalty equal to 2% of net sales of all Pain Bust R products, which are topical analgesics, until an aggregate royalty of $1,250,000 is paid, at which time the royalty payments will cease. The Company incurred royalties of $14,743 to Continental Quest Corp. for the fiscal year ended November 30, 2011.

On March 22, 2002, the Company entered into an agreement with Joann Bradvica, granting the Company an exclusive license to manufacture and sell an Earlobe Patch Support for Earrings. The agreement provided for a royalty of 10% of net sales of the licensed product. A new agreement was entered into and effective on June 8, 2009 at the same royalty rate, and provides for a minimum royalty of $40,000 for annual periods beginning July 1, 2009, in order to maintain the license. The Company incurred royalties of $49,263 to Joann Bradvica for the fiscal year ended November 30, 2011.

The Company is not a party to any other license agreement that is currently material to its operations.

Consulting and Change of Control Agreements

The Company had executed Employment Contracts with David Edell, its former Chief Executive Officer and Ira Berman, former Corporate Secretary (the “Executives”). Mr. Edell remains as a director of the Company, and Mr. Berman was a director until August 4, 2011. The contracts for both are exactly the same. Employment under the contracts expired on December 31, 2010. Upon expiration of the employment term on December 31, 2010, the Executives became consultants to the Company for an ensuing five year term in accordance with the provisions of the agreement. For the consulting services provided, the Executives were each paid $645,935 in fiscal 2011, pursuant to the terms of their respective agreements, which provides for a consulting payment equal to fifty percent (50%) of their annual base salary plus bonus that they received in 2010. Under the provisions of the employment contracts, this amount will increase six (6%) percent per year for each successive year of the consulting term.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES (Continued)

Consulting and Change of Control Agreements (Continued)

The Executives are also entitled to all benefits that they had previously received as employees for the consulting term. Upon the death of the Executives within the consulting period, the Company is obligated for two successive years to pay their respective estate an amount equal to their total compensation at that time.

On March 15, 2011, the compensation committee of the board of directors, acting on behalf of the Company, entered into a Change of Control Agreement (together, the “COC Agreements”) with each of Ira W. Berman and David Edell (the “Consultants”). Each of Mr. Berman and Mr. Edell was employed as a senior executive of the Company until December 31, 2010, at which point they each became consultants to the Company pursuant to the terms of their respective Amended and Restated Employment Agreements, as amended (each, an “Employment/Consulting Agreement).

The COC Agreements contained identical terms and conditions to each other and provide that, in the event of a Change of Control of the Company (as defined in the agreements), each of the Consultants is entitled to cease performing consulting services under his respective Employment/Consulting Agreement, and is entitled to certain payments from the Company, including a lump sum payment of all fees under the Employment/Consulting Agreement from the date of occurrence of the Change of Control through the end of the original term of that Employment/Consulting Agreement. In addition, upon on Change of Control, all of the Consultants’ unvested awards under the Company’s equity-based compensation plans, if any, automatically vest in full. If applicable, each of the Consultants would be entitled to a gross-up payment so that the after tax value of his payments and benefits under his COC Agreement would be the same as though no excise taxes applied to such payments or benefits.

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

Employment Agreements

On March 21, 2011, the compensation committee of the board of directors, acting on behalf of the Company, entered into an Employment Agreement (each, an “Employment Agreement”) with each of Dunnan Edell, Stephen A. Heit, and Drew Edell (each, an “Executive”). Pursuant to their

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements (Continued)

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

If the Company terminates the Executive for Cause (as defined in the respective Employment Agreement), or the Executive terminates his employment in a manner not considered to be for Good Reason (as defined in the respective Employment Agreement), the Executive shall be entitled to receive all base salary and other benefits earned and accrued prior to the date of termination. If the Company terminates the Executive in a manner that is not for Cause or due to the Executive’s death or disability, the Executive terminates his employment for Good Reason, or the Company does not renew the Employment Agreement after December 31, 2013, the Executive shall be entitled to receive a single-sum payment equal to his unpaid base salary and other benefits earned and accrued prior to the date of termination and a single-sum payment of an amount equal to three times (a) the average of the base salary amounts paid to Executive over the three calendar

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements (Continued)

years prior to the date of termination, (b) if less than three years have elapsed between March 21, 2011 and the date of termination, the highest base salary paid to the Executive in any calendar year prior to the date of termination, or (c) if less than twelve months have elapsed between March 21, 2011 and the date of termination, the highest base salary received in any month times twelve. In addition, each Executive is entitled to the same benefits if the Executive terminates his employment with the Company in connection with a Change of Control (as defined in their respective Employment Agreements).

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

Equity Plans

On June 15, 2005, the shareholders approved an amended and Restated Stock Option Plan amending the 2003 Stock Option Plan (the “Plan”). The Plan authorizes the issuance of up to one million shares of common stock (subject to customary adjustments set forth in the plan) pursuant to equity awards, which may take the form of incentive stock options, nonqualified stock options restricted shares, stock appreciation rights and/or performance shares. There are no grants outstanding as of November 30, 2011, and no such grants were issued in fiscal 2011.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES (Continued)

Collective Bargaining Agreement

The Company signed a new collective bargaining agreement with Local 108, L.I.U. of N.A., AFL-CIO that became effective January 1, 2012. The new agreement is effective for a three year term expiring December 31, 2014. Other than standard wage, holiday, vacation and sick day provisions, the agreement calls for CCA to contribute to the Recycling and General Industrial Union Local 108 Welfare Fund (“Welfare Fund”) certain benefit costs. The Welfare Fund provides medical, dental and life insurance for the Company’s employees covered under the collective bargaining agreement. This agreement pertains to 30% of the CCA labor force.

Litigation

On September 27, 2011, a lawsuit, entitled Shirilla v. CCA Industries, Inc., was instituted against the Company in the Superior Court of California, County of Los Angeles. The plaintiff named in the complaint relating to the lawsuit seeks to have the case certified as a class action. The complaint alleged unfair or deceptive business practices by the Company and asserted that the Company made false and misleading claims about its “Mega-T” product line in violation of the California Consumer Legal Remedies Act and the California Business and Professions Code. The complaint stated that the plaintiff was seeking an injunction and other equitable remedies, and restitution, disgorgement and unspecified monetary damages and expenses. The Company denied the allegations of wrongdoing and liability with regard to its advertising and other business practices. Moreover, the Company believed that the claims asserted in the Shirilla matter were the same as or similar to those asserted in the class action Wally v. CCA Industries, Inc., which was filed in the same court in 2009 and was settled, without admission of any liability or allegations made in the case, in 2010. The court-approved settlement in Wally dismissed all claims that were made, or could have been made, in the case by members of the plaintiff class. The Sharilla case was moved to the United States District Court for the Central District of California. On January 12, 2012, plaintiff’s counsel notified the Company’s attorney that they were seeking to dismiss the case, with prejudice. The case was subsequently dismissed by the United States District Court, and the matter is now closed.

Dividends and Capital Transactions

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

On February 9, 2011, the Board of Directors of the Company declared a dividend, payable to holders of record as of the close of business on February 22, 2011 of one preferred stock purchase right (a Right) for each outstanding share of common stock, par value $0.01 per share, and of Class

A common stock, par value $0.01 per share, of the Company (together, the Common Stock). In addition, the Company will issue one Right with each new share of Common Stock issued. In connection therewith, on February 9, 2011, the Company entered into a Stockholder Protection Rights Agreement (as amended from time to time, the Rights Agreement) with American Stock Transfer & Trust Company LLC, as Rights Agent, which has a term of one year, unless extended by the Rights Committee and the Board of Directors in accordance with the terms of the Rights Agreement. The Rights will initially trade with and be inseparable from our Common Stock and will not be evidenced by separate certificates unless they become exercisable. Each Right entitles its holder to purchase from the Company one-hundredth of a share of participating preferred stock having economic and voting terms similar to the Common Stock at an exercise price of $18 per Right, subject to adjustment in accordance with the terms of the Rights Agreement, once the Rights become exercisable. Prior to exercise, a Right does not give its holder any dividend, voting or liquidation rights. Under the Rights Agreement, the Rights become exercisable if any person or group acquires 20% or more of the Common Stock or, in the case of any person or group that owned 20% or more of the Common Stock as of February 9, 2011, upon the acquisition of any additional shares by such person or group. The Company, its subsidiaries, employee benefit plans of the Company or any of its subsidiaries and any entity holding Common Stock for or pursuant to the terms of any such plan are excepted. Upon exercise of the Right in accordance with the Rights Agreement, the holder would be able to purchase a number of shares of Common Stock from the Company having an aggregate market price (as defined in the Rights Agreement) equal to twice the then-current exercise price for an amount in cash equal to the then-current exercise price. In addition, the Company may, in certain circumstances and pursuant to the terms of the Rights Agreement, exchange the Rights for one share of Common Stock or an equivalent security for each Right or, alternatively, redeem the Rights for $0.001 per Right. The Rights will not prevent a takeover of our Company, but may cause substantial dilution to a person that acquires 20% or more of the Company’s Common Stock. The Company has allowed the Stockholder Protection Rights Agreement to expire.

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

On October 10, 2011, the Board of Directors of the Company approved a $0.07 per share dividend for the fourth quarter ending November 30, 2011, payable to all shareholders as of November 1, 2011 and was paid on December 2, 2011.

NOTE 11 — 401 (K) PLAN

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

NOTE 12 — CONCENTRATION OF RISK

Most of the Company’s products are sold to major drug and food chains merchandisers, and wholesale beauty-aids distributors throughout the United States and Canada.

During the years ended November 30, 2011, 2010 and 2009, certain customers each accounted for more than 5% of the Company’s net sales, as follows:

	September 30,	September 30,	September 30,
	For the Year Ended November 30,
Customer	2011	2010	2009

Walmart	36%	41%	36%
Walgreen	13%	13%	14%
CVS	7%	5%	7%
Rite Aid	5%	*	6%

Foreign Sales	4.5%	4.4%	5.6%

*	under 5%

The loss of any one of these customers could have a material adverse affect on the Company’s earnings and financial position.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — CONCENTRATION OF RISK (Continued)

During the years November 30, 2011, 2010 and 2009, certain products within the Company’s product lines accounted for more than 10% of the Company’s net sales as follows:

	September 30,	September 30,	September 30,
	For the Year Ended November 30,
Category	2011	2010	2009

Skin Care	31.2%	30%	28%
Dietary Supplement	26.0%	33%	42%
Oral Care	21.1%	20%	16%
Nail Care	14.5%	10%	10%

The Company maintains cash balances at several banks. Non-interest bearing accounts at each institution are insured by the Federal Deposit Insurance Corporation for the full balance under the Temporary Liquidity Guarantee Program through December 31, 2012. In addition, the Company maintains accounts with several brokerage firms. The accounts contain cash and securities. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation (SIPC). Each brokerage firm has substantial insurance beyond the $500,000 SIPC limit.

NOTE 13 — PRIOR PERIOD ADJUSTMENT

An error was discovered in the November 2010 financial statements, whereby accounts payable was overstated by $595,086. This error occurred over several years originating prior to fiscal 2006, and was not material in any one year. This error has also resulted in a reduction of the current deferred tax asset by $243,391 due to the decrease in the net operating loss carried forward. The cumulative effect of the change resulted in an increase of $351,695 to retained earnings as of November 30, 2010. Management reviewed this adjustment from both a quantitative and qualitative basis, and does not believe this adjustment is material to the financial statements. Accordingly the previously filed 10-K for the year ended November 30, 2010 was not amended. If the 10-K was amended, it would have reflected an additional expense in fiscal 2010 of $13,796 and additional income of $53,266 in fiscal 2009. No adjustment to earnings (loss) per share would have been required for the fiscal years 2010 and 2009. The following are the original and revised amounts:

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — PRIOR PERIOD ADJUSTMENT (Continued)

CONSOLIDATED BALANCE SHEETS

As of November 30, 2010

	September 30,	September 30,	September 30,
	Original	Revised	Change
Deferred Income Tax	$1,999,174	$1,755,783	$(243,391)

Total Assets	36,555,590	36,312,199	(243,391)

Accounts Payable	9,101,365	8,506,279	(595,086)
Retained Earnings	24,454,779	24,806,474	351,695

Total Liabilities and Shareholders’ Equity	$36,555,590	$36,312,199	$(243,391)

NOTE 14 — SUBSEQUENT EVENTS

On February 6, 2012, a class action suit, entitled Harold M. Hoffman v. CCA Industries, Inc. was instituted against the Company in the Superior Court of New Jersey. The lawsuit, which did not specify any damages, alleges false and misleading claims about the Company’s product Scar Zone. The Company believes that the allegations are without merit and intends to vigorously defend the case. However, there can be no assurance that our position will be upheld.

On February 3, 2012, the Board of Directors decided to allow the Stockholder Protection Rights Agreement to expire on February 9, 2012. The Board of Directors had adopted the agreement effective on February 9, 2011, with a one year term, unless further extended.

On February 3, 2012, the Board of Directors declared a $0.07 per share dividend for the first quarter of 2012 to all shareholders of record as of February 21, 2012 and payable on March 21, 2012.

On January 12, 2012, plaintiff’s counsel in the lawsuit, entitled Shirilla v. CCA Industries, Inc., notified the Company’s attorney that they were seeking to dismiss the case, with prejudice. The case was subsequently dismissed by the United States District Court, and the matter is now closed. See Note 10, Litigation, for further information regarding this case.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated using the average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock method”.

	September 30,	September 30,	September 30,
	Year Ended November 30,
	2011	2010	2009
Net income (loss) income available for common shareholders	$491,698	$(1,664,760)	$3,431,644

Weighted average common shares outstanding- Basic	7,054,442	7,054,442	7,054,442

Net effect of dilutive stock options	—	—	—

Weighted average common shares and common shares equivalents—Diluted	7,054,442	7,054,442	7,054,442

Basic earnings(loss) per share	$0.07	$(0.24)	$0.49

Diluted earnings (loss) per share	$0.07	$(0.24)	$0.49

SCHEDULE II

CCA INDUSTRIES, INC. AND SUBSIDIARIES

VALUATION ACCOUNTS

	September 30,	September 30,	September 30,	September 30,
YEARS ENDED NOVEMBER 30, 2011, 2010 AND 2009 COL. A	COL. B	COL. C	COL. D	COL. E
		Additions
	Balance at	Charged To		Balance
	Beginning	Costs and		At End
Description	Of Year	Expenses	Deductions	Of Year

Year Ended November 30, 2011:
Allowance for doubtful accounts	$24,739	$28,606	$154	$53,191
Reserve for returns and allowances	1,238,511	3,835,985	4,129,854	944,642

	$1,263,250	$3,864,591	$4,130,008	$997,833

Accrual for returns included in accrued liabilities	$1,316,589	$(246,928)	$—	$1,069,661

Reserve for inventory obsolescence	$1,372,798	$49,448	$530,020	$892,226

Year Ended November 30, 2010:
Allowance for doubtful accounts	$131,223	$379,967	$486,451	$24,739
Reserve for returns and allowances	1,453,591	3,630,694	3,845,774	1,238,511

	$1,584,814	$4,010,661	$4,332,225	$1,263,250

Accrual for returns included in accrued liabilities	$1,206,881	$109,708	$—	$1,316,589

Reserve for inventory obsolescence	$760,001	$969,942	$357,145	$1,372,798

Year Ended November 30, 2009:
Allowance for doubtful accounts	$154,291	$(23,068)	$—	$131,223
Reserve for returns and allowances	668,738	3,518,949	2,734,096	1,453,591

	$823,029	$3,495,881	$2,734,096	$1,584,814

Accrual for returns included in accrued liabilities	$1,443,692	$—	$236,811	$1,206,881

Reserve for inventory obsolescence	$578,941	$538,653	$357,593	$760,001