Form 10-Q
period 2012-02-29
CCA INDUSTRIES INC
filed 2012-04-12
CIK 721447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

or

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

As of February 29, 2012 there were (i) 6,086,740 shares of the issuer’s common stock, par value $0.01, outstanding; and (ii) 967,702 shares of the issuer’s Class A common stock, par value $0.01, outstanding.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

A S S E T S

	February 29,	November 30,
	2012	2011
	(Unaudited)
Current Assets
Cash and cash equivalents	$4,894,470	$7,699,615
Short-term investments and marketable securities	2,201,428	2,361,996
Accounts receivable, net of allowances of $1,004,425 and $997,833, respectively	10,201,475	7,743,601
Inventories, net of reserve for inventory obsolescence of $857,813 and $892,226, respectively	11,285,642	9,460,408
Prepaid expenses and sundry receivables	952,091	947,087
Prepaid and refundable income taxes	706,490	718,828
Deferred income taxes	1,463,856	1,738,949

Total Current Assets	31,705,452	30,670,484

Property and Equipment, net of accumulated depreciation and amortization	509,334	526,100

Intangible Assets, net of accumulated amortization	673,002	673,117

Other Assets
Marketable securities	3,157,512	2,983,026
Other	52,800	52,800

Total Other Assets	3,210,312	3,035,826

Total Assets	$36,098,100	$34,905,527

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

LIABILITIES AND SHAREHOLDERS’ EQUITY

	February 29,	November 30,
	2012	2011
	(Unaudited)
Current Liabilities
Accounts payable and accrued liabilities	$10,135,769	$8,566,544
Capitalized lease obligation – current portion	5,301	5,577
Income taxes payable	23,979	47,232
Dividends payable	493,811	493,811

Total Current Liabilities	10,658,860	9,113,164

Deferred tax liability	71,298	182,339
Capitalized lease obligations-long term	797	1,973

Total Liabilities	10,730,955	9,297,476

Shareholders’ Equity
Preferred stock, $1.00 par; authorized 20,000,000 shares; none issued	—	—
Common stock, $.01 par; authorized 15,000,000 shares; 6,086,740 shares issued and outstanding	60,867	60,867
Class A common stock, $.01 par; authorized 5,000,000 shares; 967,702 shares issued and outstanding	9,677	9,677
Additional paid-in capital	2,329,049	2,329,049
Retained earnings	22,916,651	23,322,928
Accumulated Other Comprehensive Income (Loss), net of tax	50,901	(114,470)

Total Shareholders’ Equity	25,367,145	25,608,051

Total Liabilities and Shareholders’ Equity	$36,098,100	$34,905,527

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	February 29,	February 28,
	2012	2011
Revenues
Sales of health and beauty aid products – Net	$13,531,070	$12,439,828
Other income	157,177	160,192

Total Revenues	13,688,247	12,600,020

Costs and Expenses
Costs of sales	6,008,346	4,730,374
Selling, general and administrative expenses	5,284,653	5,461,283
Advertising, cooperative and promotional expenses	2,083,592	1,657,803
Research and development	185,267	139,470
Bad debt (recovery) expense	(28,164)	14,130
Interest expense	107	344

Total Costs and Expenses	13,533,801	12,003,404

Income before Provision for Income Taxes	154,446	596,616

Provision for Income Taxes	66,912	253,511

Net Income	$87,534	$343,105

Earnings per Share:
Basic	$0.01	$0.05

Diluted	$0.01	$0.05

Weighted Average Common Shares Outstanding:
Basic	7,054,442	7,054,442

Diluted	7,054,442	7,054,442

Cash dividends declared per common share	$0.07	$0.07

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	February 29,	February 28,
	2012	2011
Net Income	$87,534	$343,105

Other Comprehensive
Income—Unrealized gain on investments, net of tax * (Note 7, Note 12)	165,371	56,293

Comprehensive Income	$252,905	$399,398

*	Unrealized holding gains for the three months ended February 29, 2012 and February 28, 2011 is net of a deferred tax (expense) of ($112,097) and $(38,957), respectively.

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	February 29,	February 28,
	2012	2011
Cash Flows from Operating Activities:
Net income	$87,534	$343,105
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	56,877	52,277
Bad debt expense (recovery) expense	(28,164)	14,130
Loss (gain) on sale of securities	3,548	(815)
Deferred income taxes	51,955	235,126
Change in Operating Assets and Liabilities:
(Increase) in accounts receivable	(2,429,710)	(3,387,657)
(Increase) decrease in inventory	(1,825,234)	629,457
(Increase) decrease in prepaid expenses and miscellaneous receivables	(5,004)	767,756
Decrease in prepaid and refundable income taxes	12,341	10,884
Increase in accounts payable and accrued liabilities	1,569,225	215,898
(Decrease) increase in income taxes payable	(23,253)	7,500

Net Cash (Used in) Operating Activities	(2,529,885)	(1,112,339)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(39,996)	(15,800)
Proceeds from sale or maturity of investments	260,000	2,500,000

Net Cash Provided by Investing Activities	220,004	2,484,200

Cash Flows from Financing Activities:
Payments of capital lease obligation	(1,453)	(9,405)
Dividends paid	(493,811)	(493,811)

Net Cash (Used in) Financing Activities	(495,264)	(503,216)

Net (Decrease) Increase in Cash	(2,805,145)	868,645

Cash and Cash Equivalents at Beginning of Period	7,699,615	8,064,255

Cash and Cash Equivalents at End of Period	$4,894,470	$8,932,900

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$107	$344
Income taxes	25,869	—

Schedule of Non Cash Financing Activities:
Dividends declared	493,811	493,811

See Notes to Unaudited Consolidated Financial Statements

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three month period ended February 29, 2012 are not necessarily indicative of the results that may be expected for the entire year ended November 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2011. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

NOTE 2 -	ORGANIZATION AND DESCRIPTION OF BUSINESS

CCA Industries, Inc. (“CCA”) was incorporated in the State of Delaware on March 25, 1983.

CCA manufactures and distributes health and beauty aid products.

CCA has several wholly-owned subsidiaries. CCA Online Industries, Inc. is active. CCA IND., S.A. DE C.V., a Variable Capital Corporation organized pursuant to the laws of Mexico, CCA Cosmetics, Inc., CCA Labs, Inc., and Berdell, Inc, are wholly owned subsidiaries which are currently inactive.

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income:

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

Accounts Receivable:

Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowance for cooperative advertising and reserves for returns which are anticipated to be taken as credits against the balances as of February 29, 2012. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

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

Intangible Assets:

Intangible assets, which consist of patents and trademarks, are stated at cost. Patents are amortized on the straight-line method over a period of 17 years. Patents are reviewed for impairment when events or changes in business indicate that the carrying amount may not be recoverable. Trademarks are reviewed for impairment annually or more frequently if impairment conditions occur.

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

Financial Instruments:

The carrying value of assets and liabilities considered financial instruments approximate their respective fair value.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes:

Income taxes are accounted for under ASC Topic 740 “Income Taxes”, which utilizes the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized.

Earnings Per Common Share:

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

Revenue Recognition:

The Company recognizes sales in accordance with ASC Topic 605 “Revenue Recognition”. Revenue is recognized upon shipment of merchandise. Net sales comprise gross revenue less expected returns, trade discounts, customer allowances and various sales incentives. Included in sales incentives are coupons that the Company issues that are redeemed by its customers. Redemptions are handled by a coupon national clearing house. The Company also has estimated that there is an approximate six week lag in coupon redemptions, with the estimated cost recorded as an accrued liability. Although no legal right of return exists between the customer and the Company, returns are accepted if it is in the best interests of the Company’s relationship with the customer. The Company, therefore, records a reserve for returns based on the historical returns as a percentage of sales in the five preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances. Those returns which are anticipated to be taken as credits against the outstanding invoices as of the date of the financial statements are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sales Incentives:

In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expense. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income (loss).

Advertising Costs:

The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the three months ended February 29, 2012 and February 28, 2011 were $2,083,592 and $1,657,803, respectively.

Shipping Costs:

The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. Freight costs included for the three months ended February 29, 2012 and February 28, 2011 were $728,326 and $596,678, respectively.

Stock Options:

ASC Topic 718, “Stock Compensation,” requires stock grants to employees to be recognized in the consolidated statement of operations based on their fair values. The Company does not have any outstanding stock options.

NOTE 4 -	INVENTORIES

The components of inventory consist of the following:

	February 29,	November 30,
	2012	2011
Raw materials	$7,640,253	$6,272,251
Finished goods	3,645,389	3,188,157

	$11,285,642	$9,460,408

At February 29, 2012 and November 30, 2011, the Company had a reserve for obsolescence of $857,813 and $892,226, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -	PROPERTY AND EQUIPMENT

The components of property and equipment consisted of the following:

	February 29,	November 30,
	2012	2011
Machinery and equipment	$290,850	$278,866
Furniture and equipment	1,001,764	991,252
Tools, dies, and masters	422,106	419,806
Transportation equipment	27,538	27,538
Capitalized lease obligations Web Site	263,067 20,000	263,067 20,000
Leasehold improvements	482,134	466,934

	2,507,459	2,467,463

Less: Accumulated depreciation	1,998,125	1,941,363

Property and Equipment – Net	$509,334	$526,100

Depreciation expense for the three months ended February 29, 2012 and February 28, 2011 amounted to $56,762 and $52,162, respectively.

NOTE 6 -	INTANGIBLE ASSETS

Intangible assets consist of owned trademarks and patents for ten product lines

	February 29,	November 30,
	2012	2011
Patents and trademarks	$822,896	$822,896
Less: Accumulated amortization	149,894	149,779

Intangible Assets – Net	$673,002	$673,117

Patents are amortized on a straight-line basis over their legal life of 17 years. Trademarks have an indefinite life and are reviewed annually for impairment or more frequently if impairment indicators occur. Amortization expense for the three months ended February 29, 2012 and February 28, 2011 amounted to $115 and $116, respectively. Estimated amortization expense for the years ending November 30, 2012, 2013, 2014, 2015 and 2016 will be $463, $463, $439, $421 and $421 respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -	SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

Short-term investments and marketable securities, which consist of fully guaranteed bank certificates of deposit, stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold within the ensuing twelve months. The remaining investments are considered non-current assets. The cost and market values of the investments at February 29, 2012 and November 30, 2011 were as follows:

	February 29, 2012		November 30, 2011
	COST	MARKET	COST	MARKET
Current:
Corporate obligations	$706,912	$702,237	$970,461	$964,357
Preferred stock	454,855	442,170	454,855	382,340
Common stock	443,817	541,479	443,818	557,827
Limited Partnership	223,373	273,710	223,373	234,445
Mutual funds	285,480	241,832	285,480	223,027

Total Current	2,114,437	2,201,428	2,377,987	2,361,996

	February 29, 2012		November 30, 2011
	COST	MARKET	COST	MARKET
Non-Current:
Corporate obligations	754,518	741,085	754,518	734,418
Preferred stock	2,404,581	2,416,427	2,404,581	2,248,608

Total Non-Current	3,159,099	3,157,512	3,159,099	2,983,026

Total	$5,273,536	$5,358,940	$5,537,086	$5,345,022

As of February 29, 2012, the Company had unrealized gains on its investments of $85,404. This amount was reduced by a deferred tax (expense) of $(34,503), of which a $77,594 deferred tax benefit was recorded in prior fiscal years and a deferred tax (expense) of $(112,097) was recorded in fiscal 2012. None of the unrealized losses have been deemed to be other-than-temporary impairments.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -	SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

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

Description	February 29, 2012	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate obligations	$1,443,322	$—	$1,443,322
Limited Partnership	273,710	273,710	—
Preferred Stock	2,858,597	2,858,597	—
Common Stock	541,479	541,479	—
Mutual Funds	241,832	205,596	36,236

Total	$5,358,940	$3,879,382	$1,479,558

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -	SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

Description	November 30, 2011	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate obligations	$1,698,775	$—	$1,698,775
Limited Partnership	234,445	234,445	—
Preferred Stock	2,630,948	2,630,948	—
Common Stock	557,827	557,827	—
Mutual Funds	223,027	190,302	32,725

Total	$5,345,022	$3,613,522	$1,731,500

NOTE 8 -	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

	February 29,	November 30,
	2012	2011
a) Media	$1,184,877	$514,869
b) Accrued bonuses	*	574,323
c) Accrued returns	890,107	1,069,661
d) Coop advertising	2,807,582	1,822,527

*	Did not exceed 5% of total liabilities at February 29, 2012.

All other liabilities individually did not exceed 5% of total current liabilities.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -	OTHER INCOME

Other income consists of the following:

	Three Months Ending
	February 29,	February 28,
	2012	2011
Interest and dividend income	$66,445	$71,397
Royalty income	31,799	87,965
Realized (loss) gain on sale of securities	(3,549)	815
Miscellaneous	62,482	15

	$157,177	$160,192

NOTE 10 -	COMMITMENTS AND CONTINGENCIES

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

On February 6, 2012, a class action suit, entitled Harold M. Hoffman v. CCA Industries, Inc. was instituted against the Company in the Superior Court of New Jersey. The lawsuit, which did not specify any damages, alleges false and misleading claims about the Company’s product Scar Zone. The Company believes that the allegations are without merit and intends to vigorously defend the case. However, these can be no assurance that our position will be upheld.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Dividends and Capital Transactions

On February 3, 2012 the Board of Directors declared a $0.07 per share dividend for the first quarter of 2012 to all shareholders of record as of February 21, 2012 and payable on March 21, 2012.

On February 3, 2012 the Board of Directors decided to allow the Stockholder Protection Rights Agreement to expire on February 9, 2012. The Board of Directors had adopted the agreement effective on February 9, 2011, with one year term, unless further extended.

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

NOTE 11 -	401(K) PLAN

The Company has a 401(K) Profit Sharing Plan that all employees with over one year of service and attained age 21. Employees may make salary reduction contributions up to twenty-five percent of compensation not to exceed the federal government limits. The Plan allows for the Company to make discretionary contributions. For all fiscal periods to date, the Company did not make any contributions.

NOTE 12 -	INCOME TAXES

CCA and its subsidiaries file a consolidated federal income tax return.

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of February 29, 2012 and February 28, 2011. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were penalties and related interest of $6,661 for the fiscal year to date ended February 29, 2012, and no penalties for the fiscal year to date ended February 28, 2011.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -	INCOME TAXES (CONTINUED)

As of February 29, 2012, the Company had unrealized gain on its investments of $85,404. This amount was reduced by a deferred tax (expense) of $(34,503), of which a $77,594 benefit was recorded in prior fiscal years and an expense of ($112,097) was recorded in the first quarter of fiscal 2012. The deferred tax expense has been recorded as part of the deferred tax asset, and offset against the unrealized gains on marketable securities reported on the consolidated balance sheets. The charitable contributions portion of the deferred tax asset has $110,252 that has been reclassified as a long-term asset, based on an estimate of the amount that will be realizable in periods greater than twelve months from February 29, 2012.

At February 29, 2012 and November 30, 2011, respectively, the Company had temporary differences arising from the following:

	February 29, 2012
			Classified As
		Deferred	Short-Term	Long-Term
Type	Amount	Tax	Asset	(Liability)
Depreciation	$(449,832)	$(181,550)	$—	$(181,550)
Unrealized gain on investments	85,404	(34,503)	(34,503)	—
Reserve for bad debts	25,027	10,111	10,111	—
Reserve for returns	1,869,505	755,280	755,280	—
Reserve for obsolete inventory	857,813	346,556	346,556	—
Vacation accrual	287,713	156,636	156,636	—
Charitable contributions	567,629	229,322	119,070	110,252
Section 263A costs	274,025	110,706	110,706	—

Net deferred tax asset (liability)		$1,392,558	$1,463,856	$(71,298)

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -	INCOME TAXES (CONTINUED)

	November 30, 2011
			Classified As
		Deferred	Short-Term	Long-Term
Type	Amount	Tax	Asset	(Liability)
Depreciation	$(451,334)	$(182,339)	$—	$(182,339)
Unrealized loss on investments	192,064	77,594	77,594	—
Reserve for bad debts	53,191	21,489	21,489	—
Reserve for returns	2,014,303	813,778	813,778	—
Reserve for obsolete inventory	892,226	360,459	360,459	—
Vacation accrual	348,558	140,817	140,817	—
Charitable contributions	564,583	228,093	228,093	—
Section 263A costs	239,404	96,719	96,719	—

Net deferred tax asset (liability)		$1,556,610	$1,738,949	$(182,339)

Income tax expense is made up of the following components:

	Three Months Ended
	February 29, 2012	February 28, 2011
Current tax expense—Federal	$11,488	$—
Current tax expense – State & Local	3,469	18,385
Deferred tax expense	51,955	235,126

Total tax expense	$66,912	$253,511

Prepaid and refundable income taxes are made up of the following components:

		State &
	Federal	Local	Total
February 29, 2012	$357,018	$349,472	$706,490

November 30, 2011	$368,507	$350,321	$718,828

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -	INCOME TAXES (CONTINUED)

Income tax payable is made up of the following components:

		State &
	Federal	Local	Total
February 29, 2012	$—	$23,979	$23,979

November 30, 2011	$—	$47,232	$47,232

A reconciliation of the provision for income taxes computed at the statutory rate to the effective rate for the three months ended February 29, 2012 and February 28, 2011 is as follows:

	Three Months Ended February 29, 2012		Three Months Ended February 28, 2011
		Percent		Percent
		of Pretax		of Pretax
	Amount	Amount	Amount	Income
Provision for income taxes at federal statutory rate	$52,512	34.00%	$202,849	34.00%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	9,483	6.14	41,166	6.90

Non-deductible expenses and other adjustments	4,917	3.18	9,496	1.59

Provision for income taxes at effective rate	$66,912	43.32%	$253,511	42.49%

NOTE 13 -	SUBSEQUENT EVENTS

On February 6, 2012, a class action suit, entitled Harold M. Hoffman v. CCA Industries, Inc. was instituted against the Company in the Superior Court of New Jersey alleging that the Company made false and misleading claims about its product Scar Zone. The Company moved to dismiss the action, after removing it to federal court. On April 4, 2012, the Plaintiff voluntarily dismissed the action with prejudice, and the matter is now closed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters. Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate”, “intends”, “estimate”, “expect”, “believe”, “will likely result”, “outlook”, “project” and other words and expressions of similar meaning. No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report on Form 10Q should be read as being applicable to all forward-looking statements whenever they appear in this report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

OVERVIEW

The Company had, for the three month period ended February 29, 2012, net income of $87,534 as compared to net income of $343,105 for the three months ended February 28, 2011. Net sales for the first quarter of fiscal 2012 were $13,531,070 as compared to $12,439,828 for the same period in 2011. As of February 29, 2012 the Company had $31,705,452 in current assets and $10,658,860 in current liabilities. The Company does not have any loan or line of credit bank debt.

OPERATING RESULTS FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012

For the three-month period ended February 29, 2012, the Company had total revenues of $13,688,247 and a net income of $87,534 after provision for income taxes of $66,912. For the same three month period in 2011, total revenues were $12,600,020 and net income was $343,105 after a provision for taxes of $253,511. Basic and fully diluted earnings per share were $0.01 for the first quarter of fiscal 2012 as compared to basic and fully diluted earnings per share of $0.05 for the first quarter of fiscal 2011. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the first quarter of fiscal 2012 were reduced by $1,355,838 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense. In the same period of the prior year, net sales were reduced by $1,249,862 and trade promotion was credited by that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s net sales increased $1,091,242 to $13,531,070 for the three month period ended February 29, 2012 from $12,439,828 for the three month period ended February 28, 2011. The Company’s net sales by category for the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 were:

	Three Months Ended		Three Months Ended
	February 29, 2012		February 28, 2011
Category	Net Sales		Net Sales
Nail Care	$4,144,939	30.6%	$1,103,136	8.9%
Skin Care	3,957,421	29.3%	3,686,568	29.6%
Dietary Supplement	2,639,615	19.5%	4,824,673	38.8%
Oral Care	2,342,405	17.3%	2,236,492	18.0%
Misc.	446,690	3.3%	588,959	4.7%

	$13,531,070	100.00%	$12,439,828	100.00%

The following were factors that affected net sales:

•

Net sales of Nutra Nail were $4,144,939 in the first quarter of fiscal 2012, becoming the largest category of sales for the Company. The Company introduced Gel Perfect, a gel nail polish, at the end of the third quarter of fiscal 2011. Sales have continued to expand in the first quarter of fiscal 2012, with increasing distribution.

•

Net sales of the Company’s skin care brands increased 7.3% for the first quarter of fiscal 2012 as compared to the first quarter of 2011. Gross sales of two of the brands, Bikini Zone and Sudden Change, increased due to expanded distribution.

•

Net sales of Plus White Oral Products increased over 4.7% for the first quarter of fiscal 2012 as compared to the first quarter in fiscal 2011, despite heavier than normal returns in the first quarter of 2012 as a result of the recall of the whitening gel product in September 2011. Gross sales of the Plus White brand continue to increase as the reformulated whitening gel products are regaining distribution and receiving additional promotional support. The Company does not expect the heavy returns to continue, as most of the recalled product has now been received back by the Company.

•

Net sales of the Company’s diet product decreased 45.3% in the first quarter of 2012 as compared to the first quarter of 2011. However, sales increased 31.2% as compared to the fourth quarter of 2011. The decrease in net sales of diet products in the first quarter of 2012 as compared to first quarter of 2011 was due to lower gross sales as a result of decreased distribution of certain items and decreased promotional activity, reflective of the overall industry category decline.

Included in sales incentives is the cost of the coupons issued by the Company, which was $402,922 in the first quarter of fiscal 2012 as compared to $178,679 in the first quarter of fiscal 2011. The increase in the use of coupons by the Company was primarily as a result of the introduction of the Nutra Nail Gel Perfect product line. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended
	February 29,	February 28,
	2012	2011
Sales of health and beauty aid products—Net	$13,531,070	$12,439,828
Cost of Sales	6,008,346	4,730,374

Gross Margin	$7,522,724	$7,709,454
	55.6%	62.0%

The gross margin for the first quarter of fiscal 2012 decreased to 55.6%, as compared to 62.0% for the first quarter of fiscal 2011. The cost of goods increased, in part, due to the change in product mix, with increased sales in the nail care category. Sales of the Company’s Gel Perfect nail polish have increased substantially, however they have a higher cost of goods than most of the Company’s other product lines, affecting the overall cost of goods as a percentage of sales. The Company has experienced increases in raw material and packaging costs as a result of the increases in oil prices, which has affected almost all of the Company’s brands. It is possible that the Company will experience further increases if the cost of oil continues to rise. The Company’s cost of goods was also impacted by the scrapping of $186,159 of inventory, mainly due to packaging changes and the recall of the Plus White whitening gel, which was a direct expense to the cost of goods for the first quarter of fiscal 2012.

Selling, general and administrative expenses decreased to $5,284,653 for the first quarter ended February 29, 2012 as compared to $5,461,283 for the same period in 2011, or a decrease of $176,630. The decrease was primarily due to lower consulting fees in the first quarter of 2012 as compared to the first quarter of 2011. The decrease occurred despite higher royalty expense with Alleghany, pursuant to their settlement agreement (see the 10K for fiscal 2011, Part I, Item 1(f)(i) for further information regarding the settlement).

Advertising expense was $2,083,592 for the quarter ended February 29, 2012 as compared to $1,657,803 for the quarter ended February 28, 2011, or an increase of $425,789. The increase was due to an increase in media advertising during the first quarter of 2012, the cost of developing new commercials, and higher co-operative advertising with the Company’s retail partners that is classified as a promotional expense, in order to support the introduction of the Gel Perfect nail polish brand. The Company’s advertising expense changes from quarter to quarter based on the timing of the Company’s promotions.

Income before provision for income taxes was $154,446 for the quarter ended February 29, 2012 as compared to $596,616 for the quarter ended February 28, 2011. The effective tax rate for the first quarter of fiscal 2012 was 43.32% versus 42.49% for the first quarter of fiscal 2011. The provision for income taxes of $66,912 for the first quarter of 2012 included a current tax expense for federal taxes of $11,488, $3,469 for state income taxes and $51,955 for deferred tax expense. The federal and state income tax expense is based on an estimate of the tax rates that the Company will be paying for fiscal 2012. The deferred tax expense is primarily due to changes in the Company’s deferred tax assets. The deferred tax assets are a result of timing differences between when expenses are deductible on the Company’s books and when they are deductible on the Company’s tax returns.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION AS OF FEBRUARY 29, 2012

The Company’s financial position as of February 29, 2012 consisted of current assets of $31,705,452 and current liabilities of $10,658,860, or a current ratio of 3.0 to 1. The Company’s cash and cash equivalents were $4,894,470 as of February 29, 2012, a decrease of $2,805,145 from November 30, 2011. Included in this decrease was net cash (used in) operating activities of $(2,529,883) and net cash provided by investing activities of $220,002 offset by net cash (used in) financing activities of $(495,264). Included in the net cash used in financing activities was $493,811 of dividends paid.

Accounts receivable increased to $10,201,475 as of February 29, 2012 from $7,743,601 as of November 30, 2011. The increase was due to gross sales volume in January and February 2012 of $12,330,538 as compared to gross sales volume in October and November 2011 of $10,234,125.

The reserve for returns and allowances is based on the historical returns as a percentage of sales in the five preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances. This allowance decreased to $1,869,504 as of February 29, 2012, from $2,014,303 as of November 30, 2011. Of this amount, allowances and reserves in the amount of $890,106, which are anticipated to be deducted from future invoices, are included in accrued liabilities. The balance of the reserve for returns and allowances that was reflected in net accounts receivable as of February 29, 2012 was $979,398, as compared to $944,642 as of November 30, 2011. Gross receivables were further reduced by $1,267,994, which were reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against payments. In addition, accrued liabilities include $3,000,272, which is an estimate of co-operative advertising expense relating to fiscal 2012 sales which are anticipated to be deducted from future invoices rather than against the current accounts receivable. The allowance for doubtful accounts decreased to $25,027 as of February 29, 2012 as compared to $53,191 as of November 30, 2011.

Inventory increased to $11,285,642 as of February 29, 2012 from $9,460,408 as of November 30, 2011. The inventory increased in order to support the sales of Gel Perfect as well as the promotional sales to take place in the second quarter of fiscal 2012. In addition, inventory purchases of certain items were increased in order to take advantage of quantity cost savings. The inventory obsolescence reserve decreased to $857,813 as of February 29, 2012 from $892,226 as of November 30, 2011. Changes to the inventory obsolescence reserves are recorded as an increase or decrease to the cost of goods.

Prepaid and refundable income taxes decreased to $706,490 as of February 29, 2012 from $718,828 as of November 30, 2011. The decrease was due to the estimate of income taxes due for the first quarter of fiscal 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The deferred income tax asset decreased to $1,463,856 as of February 29, 2012 from $1,738,949 as of November 30, 2011. The decrease was mainly due to the unrealized gain on investments as of February 29, 2012, as compared to the unrealized loss as of November 30, 2012 and the reclassification of $110,252 from short-term deferred to long-term deferred. The reclassification is based on an estimate of the amount of the charitable contributions deferred tax asset that will be realized in periods greater than twelve months from February 29, 2012. The deferred tax assets were offset by a deferred tax liability of $34,503 related to the Company’s unrealized gain of $85,404 on its investments as of February 29, 2012. The unrealized gains reported on the balance sheet were $50,901 which is net of the deferred tax expense. The deferred tax liability decreased to $71,298 at February 29, 2012 as compared to $182,339 as of November 30, 2011. The liability is due to the difference in depreciation between the Company’s books and income tax returns, and is net of the long term deferred tax asset of $110,252.

Accounts payable and accrued liabilities increased to $10,135,769 as of February 29, 2012 from $8,566,544 as of November 30, 2011. The increase was due to an increase in accrued liabilities in the normal course of business.

Shareholders’ equity decreased to $25,367,145 as of February 29, 2012 from $25,608,051 as of November 30, 2011. The decrease was due to the net income of $87,534 and unrealized gains, net of deferred income tax, on marketable securities of $165,371, offset by dividends declared of $493,811 during the first quarter of fiscal 2012. Unrealized holding gains or losses are recorded as other comprehensive income.

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

Our primary capital needs are seasonal working capital requirements and dividend payments. In addition, funds are kept on hand for any potential acquisitions, which the Company continues to explore. As of February 29, 2012, the Company had $2,201,428 of short term marketable securities and $3,157,512 of non-current securities. Please refer to Note No. 7 of the financial statements for further information regarding the Company’s investments. The Company’s long term liabilities as of February 29, 2012, consist of deferred tax liability of $71,298 and long-term capitalized lease obligations of $797. The Company does not have any bank debt or a bank line of credit. Due to the amount of cash and marketable securities on-hand, the Company does not believe that it needs the availability of a bank line of credit at this time. The Company anticipates that it will have sufficient liquidity to finance anticipated working capital requirements for at least the next twelve months.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Estimates

Our consolidated financial statements include the use of estimates, which management believes are reasonable. The process of preparing financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accounting estimates and assumptions are those management considers to be most critical to the financial statements because they inherently involve significant judgment and uncertainties. All of these estimates and assumptions reflect management’s best judgment about current economic and market conditions and their effects on the information available as of the date of the consolidated financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. An accounting estimate is deemed to be critical if it is reasonably possible that it subsequent correction could have a material effect on future operating results or financial condition. The following are estimates that management has deemed to be critical:

1.	Reserve for Returns—The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. The estimated reserve is based in part on historical returns as a percentage of gross sales. The current estimated return rate is 6.5% of gross sales. Management estimates that 25.0% of returns received are placed back into inventory, and the estimate for returns is adjusted to reflect the value of the returns placed into inventory. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account.

2.	Allowance for Doubtful Accounts—The allowance for doubtful accounts is an estimate of the loss that could be incurred if our customers do not make required payments. Trade receivables are periodically evaluated by management for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Estimates are made based on specific disputes and additional reserves for bad debt based on the accounts receivable aging ranging from 0.35% for invoices currently due to 2.0% for invoices more than ninety-one days overdue. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

3.	Inventory Obsolescence Reserve—Management reviews the inventory records on a monthly basis. Management deems to be obsolete finished good items that are no longer being sold, and have no possibility of sale within the ensuing twelve months. Components and raw materials are deemed to be obsolete if management has no planned usage of those items within the ensuing twelve months. In addition, management conducts periodic testing of inventory to make sure that the value reflects the lower of cost or market. If the value is below market, a provision is made within the inventory obsolescence reserve. This reserve is adjusted monthly, with changes recorded as part of cost of sales in the results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s financial statements record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value). The investments are, categorically listed, in “Common Stock”, “Mutual Funds”, “Preferred Stock”, “Limited Partnership” and “Corporate Obligations.” $815,189 of the Company’s $5,358,940 portfolio of investments (approximate, as at February 29, 2012) is invested in the “Common Stock” and “Limited Partnership” categories, and approximately $2,858,597 in the Preferred Stock holdings category. The Company invests in various investment securities. Investment securities are exposed to various risks such as interest rates, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term. The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, however, due to current securities market conditions, the Company cannot ascertain the risk of any future change in the market value of its’ investments.

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

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of February 29, 2012, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control overall financial reporting.

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

On February 6, 2012, a class action suit, entitled Harold M. Hoffman v. CCA Industries, Inc. was instituted against the Company in the Superior Court of New Jersey alleging that the Company made false and misleading claims about its product Scar Zone. The Company moved to dismiss the action, after removing it to federal court. On April 4, 2012, the Plaintiff voluntarily dismissed the action with prejudice, and the matter is now closed.

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

The following exhibits are included as part of this report:

Exhibit No.	Description

3	Amended and re-stated bylaws of CCA Industries, Inc., effective February 3, 2012, incorporated by reference to the Company’s Form 8-K filed February 9, 2012

11	Computation of Unaudited Earnings Per Share

31.1	Certification of Chief Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.Def	Definition Linkbase Document †

101.Pre	Presentation Linkbase Document †

101.Lab	Labels Linkbase Document †

101.Cal	Calculation Linkbase Document †

101.Sch	Schema Document †

101.Ins	Instance Document †

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2012

CCA INDUSTRIES, INC.

By: /s/ STEPHEN A. HEIT
Stephen A. Heit
Executive Vice President and Chief Financial Officer, and duly authorized signatory on behalf of Registrant