Form 10-Q
period 2012-05-31
CCA INDUSTRIES INC
filed 2012-07-16
CIK 721447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

As of July 13, 2012 there were (i) 6,086,740 shares of the issuer’s common stock, par value $0.01, outstanding; and (ii) 967,702 shares of the issuer’s Class A common stock, par value $0.01, outstanding.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

A S S E T S

	May 31,	November 30,
	2012	2011
	(Unaudited)
Current assets
Cash & cash equivalents	$6,255,917	$7,699,615
Short term investments & marketable securities	2,760,750	2,361,996
Accounts receivable, net of allowances of $1,311,489 and $997,833 respectively	8,701,502	7,743,601
Inventories, net of reserve for inventory obsolescence of $522,560 and $892,226, respectively	11,382,430	9,460,408
Prepaid expenses and sundry receiveables	621,962	947,087
Prepaid and refundable income taxes	485,537	718,828
Deferred income taxes	1,501,119	1,738,949

Total Current Assets	31,709,217	30,670,484

Property and Equipment, net of accumulated depreciation and amortization	492,097	526,100

Intangible Assets, net of accumulated amortization	782,886	673,117

Other assets
Marketable securities	2,513,950	2,983,026
Other	52,800	52,800

Total other assets	2,566,750	3,035,826

Total Assets	$35,550,950	$34,905,527

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

LIABILITIES AND SHAREHOLDERS’ EQUITY

	May 31,	November 30,
	2012	2011
	(Unaudited)
Current Liabilities
Accounts payable & accrued liabilities	$9,810,619	$8,566,544
Capital lease obligation — current portion	4,450	5,577
Income taxes payable	28,997	47,232
Dividends payable	493,811	493,811

Total current liabilities	10,337,877	9,113,164

Deferred tax liability	57,270	182,339
Capitalized lease obligations	—	1,973

Total Liabilities	10,395,147	9,297,476

Shareholders’ Equity
Preferred stock, $1.00 par, authorized 20,000,000 none issued	—	—
Common stock, $.01 par, authorized 15,000,000 6,086,740 shares issued	60,867	60,867
Class A common stock, $.01, authorized 5,000,000 967,702 shares issued and outstanding	9,677	9,677
Additional paid-in capital	2,329,049	2,329,049
Retained earnings	22,724,940	23,322,928
Acumulated other comprehensive income (loss), net of tax	31,270	(114,470)

Total Shareholders’ Equity	25,155,803	25,608,051

Total Liabilities and Shareholders’ Equity	$35,550,950	$34,905,527

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Revenues
Sales of health and beauty aid products — Net	$14,596,899	$12,797,773	$28,127,970	$25,208,687
Other income	113,573	87,540	270,750	247,732

Total Revenues	14,710,472	12,885,313	28,398,720	25,456,419

Costs and Expenses
Cost of sales	6,319,109	4,988,813	12,327,455	9,719,186
Selling, general and administrative expenses	5,694,421	6,344,647	10,979,076	11,799,784
Advertising, cooperative and promotional expenses	1,992,831	1,784,845	4,076,422	3,448,793
Research and development	207,693	203,922	392,960	343,393
Bad debt (recovery) expense	(5,425)	15,920	(33,589)	1,135
Interest expense	90	205	197	549

Total Costs and Expenses	14,208,719	13,338,352	27,742,521	25,312,840

Income (loss) before provision for (Benefit) from income taxes	501,753	(453,039)	656,199	143,579

Provision for (benefit) from income taxes	199,653	(205,771)	266,565	47,742

Net Income (Loss)	$302,100	$(247,268)	$389,634	$95,837

Earnings per Share:
Basic	$0.04	$(0.04)	$0.06	$0.01
Diluted	$0.04	$(0.04)	$0.06	$0.01

Weighted Average Common Shares Outstanding
Basic	7,054,442	7,054,442	7,054,442	7,054,442
Diluted	7,054,442	7,054,442	7,054,442	7,054,442

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Net Income (Loss)	$302,100	$(247,268)	$389,634	$95,837

Other Comprehensive (Loss) Income
Unrealizied (loss) gain on investments, net of tax (Note 7, Note 12)	(19,631)	16,570	145,740	72,863

Comprehensive Income (Loss)	$282,469	$(230,698)	$535,374	$168,700

*	Unrealized holding gains for the three months and six months ended May 31, 2012 is net of a deferred tax benefit (expense) of $13,743 and $(98,354), respectively. Unrealized holding gains for the three and six months ended May 31, 2011 is net of a deferred tax (expense) from unrealized gains of $(11,468) and $(50,425), respectively.

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	May 31, 2012	May 31, 2011
Cash Flows from Operating Activities:
Net Income	$389,634	$95,837
Adjustments to reconcile net income to Net cash (used in) operating activities:
Depreciation and amortization	110,435	97,644
Bad debt (recovery) expense	(33,589)	11,990
Deferred income taxes	14,407	34,120
Loss (gain) on sale of securities	4,416	(815)
Change in Operating Assets & Liabilities
(Increase) in accounts receivable	(924,312)	(1,891,237)
(Increase) decrease in inventory	(1,922,022)	217,512
Decrease in insurance claim receivable	—	361,639
Decrease in prepaid expenses and miscellaneous receivables	225,125	88,149
Decrease (increase) in prepaid income and refundable income tax	233,294	(2,480)
Increase (decrease) in accounts payable and accrued liabilities	1,244,075	(114,773)
(Decrease) increase in income taxes payable	(18,235)	15,000

Net Cash (Used In) Operating Activities	(676,772)	(1,087,414)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(76,202)	(59,255)
Acquisition of intangible assets	(10,000)	—
Purchase of marketable securities	—	—
Proceeds from sale and maturity of investments	310,000	3,276,000

Net Cash Provided by Investing Activities	223,798	3,216,745

Cash Flows from Financing Activities:
Increase in capital lease obligation	—	—
Payments in capital lease obligation	(3,102)	(12,628)
Dividends paid	(987,622)	(987,622)

Net Cash (Used in) Financing Activites	(990,724)	(1,000,250)

Net (Decrease) in Cash	(1,443,698)	1,129,081
Cash and Cash Equivalents at Beginning of Period	7,699,615	8,064,255

Cash and Cash Equivalents at End of Period	$6,255,917	$9,193,336

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$197	$549
Income taxes	37,099	2,670

Schedule of Non Cash Activities:
Conversion of deposit to intangible asset	100,000	—
Dividends declared	987,622	987,622

See Notes to Unaudited Consolidated Financial Statements

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three and six month periods ended May 31, 2012 are not necessarily indicative of the results that may be expected for the entire year ended November 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2011. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

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

CCA INDUSTRIES. INC. AND SUBSIDIARIES

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

Accounts Receivable:

Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowance for cooperative advertising and reserves for returns which are anticipated to be taken as credits against the balances as of May 31, 2012. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

CCA INDUSTRIES. INC. AND SUBSIDIARIES

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

Intangible Assets:

Intangible assets, which consist of patents and trademarks, are stated at cost. Patents are amortized on the straight-line method over a period of 17 years. Patents are reviewed annually for impairment or when events or changes in business indicate that the carrying amount may not be recoverable. Trademarks are reviewed for impairment annually or more frequently if impairment conditions occur.

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

CCA INDUSTRIES. INC. AND SUBSIDIARIES

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

CCA INDUSTRIES. INC. AND SUBSIDIARIES

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

Advertising Costs:

The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the three months ended May 31, 2012 and May 31, 2011 were $1,992,831 and $1,784,845, respectively. Advertising, cooperative and promotional expenses for the six months ended May 31, 2012 and May 31, 2011 were $4,076,422 and $3,448,793, respectively.

Shipping Costs:

The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. Freight costs included for the three months ended May 31, 2012 and May 31, 2011 were $877,369 and $803,338, respectively. Freight costs included for the six months ended May 31, 2012 and 2011 were $1,605,695 and $1,400,016, respectively.

Stock Options:

ASC Topic 718, “Stock Compensation,” requires stock grants to employees to be recognized in the consolidated statement of operations based on their fair values. The Company does not have any outstanding stock options.

NOTE 4 — INVENTORIES

The components of inventory consist of the following:

	May 31,	November 30,
	2012	2011
Raw materials	$7,709,565	$6,272,251
Finished goods	3,672,865	3,188,157

	$11,382,430	$9,460,408

At May 31, 2012 and November 30, 2011, the Company had a reserve for obsolescence of $522,560 and $892,226, respectively.

CCA INDUSTRIES. INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — PROPERTY AND EQUIPMENT

The components of property and equipment consisted of the following:

	May 31,	November 30,
	2012	2011
Machinery and equipment	$290,851	$278,866
Furniture and equipment	1,012,400	991,252
Tools, dies and masters	425,606	419,806
Transportation equipment	44,076	27,538
Capitalized lease obligations	263,067	263,067
Web site	20,000	20,000
Leasehold improvements	487,664	466,934

	$2,543,664	$2,467,463

Less: Accumulated depreciation	2,051,567	1,941,363

Property and Equipment — Net	$492,097	$526,100

Depreciation expense for the three months ended May 31, 2012 and 2011 amounted to $53,442 and $45,252, respectively. Depreciation expense for the six months ended May 31, 2012 and 2011 amounted to $110,204 and $97,413, respectively.

NOTE 6 — INTANGIBLE ASSETS

Intangible assets consist of owned trademarks and patents for ten product lines

Patents and trademarks	$932,896	$822,896
Less: Accumulated amortization	150,010	149,779

Intangible Assets — Net	$782,886	$673,117

Patents are amortized on a straight-line basis over their legal life of 17 years. Trademarks have an indefinite life and are reviewed annually for impairment or more frequently if impairment indicators occur. Amortization expense for the three months ended May 31, 2012 and May 31, 2011 amounted to $116 and $116, respectively. Amortization expense for the six months ended May 31, 2012 and May 31, 2011 amounted to $231 and $231, respectively. Estimated amortization expense for the years ending November 30, 2012, 2013, 2014, 2015 and 2016 will be $463, $463, $439, $421 and $421, respectively.

CCA INDUSTRIES. INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

Short-term investments and marketable securities, which consist of fully guaranteed bank certificates of deposit, stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold within the ensuing twelve months. The remaining investments are considered non-current assets. The cost and market values of the investments at May 31, 2012 and November 30, 2011 were as follows:

	May 31, 2012		November 30, 2011
	COST	MARKET	COST	MARKET
Current:
Corporate obligations	$656,046	$651,281	$970,461	$964,357
Preferred stock	1,061,434	1,050,990	223,373	234,445
Common stock	443,815	562,816	454,855	382,340
Limited partnership	223,373	254,275	443,818	557,827
Mutual funds	285,480	241,388	285,480	223,027

Total Current	2,670,148	2,760,750	2,377,987	2,361,996

	May 31, 2012		November 30, 2011
	COST	MARKET	COST	MARKET
Non-Current
Corporate obligations	754,518	741,118	754,518	734,418
Preferred stock	1,798,004	1,772,832	2,404,581	2,248,608

Total Non-Current	2,552,522	2,513,950	3,159,099	2,983,026

Total	$5,222,670	$5,274,700	$5,537,086	$5,345,022

As of May 31, 2012, the Company had unrealized gains on its investments of $52,030. This amount was reduced by a deferred tax (expense) of $(20,760), of which a deferred tax benefit of $77,594 was recorded in prior fiscal years and a deferred tax (expense) of $(98,354) was recorded in fiscal 2012. None of the unrealized losses have been deemed to be other-than-temporary impairments.

Bank certificates of deposit are insured by the Federal Deposit Insurance Corporation for the full balance under the Temporary Liquidity Guarantee Program. The Company maintains accounts with several brokerage firms. The accounts contain cash and securities. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation (SIPC).

CCA INDUSTRIES. INC. AND SUBSIDIARIES

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

			Significant
		Quoted Market	Other
		Price in	Observable
	May 31,	Active Markets	Inputs
Description	2012	(Level 1)	(Level 2)
Corporate obligations	$1,392,399	$—	$1,392,399
Limited partnership	254,275	254,275
Preferred stock	2,823,822	2,823,822
Common stock	562,816	562,816
Mutual funds	241,388	203,592	37,796

Total	$5,274,700	$3,844,505	$1,430,195

CCA INDUSTRIES. INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (Continued)

			Significant
		Quoted Market	Other
		Price in	Observable
	November 30,	Active Markets	Inputs
Description	2011	(Level 1)	(Level 2)
Corporate obligations	$1,698,775	$—	$1,698,775
Limited partnership	234,445	234,445
Preferred stock	2,630,948	2,630,948
Common stock	557,827	557,827
Mutual funds	223,027	190,302	32,725

Total	$5,345,022	$3,613,522	$1,731,500

NOTE 8 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

	May 31,	November 30,
	2012	2011
a) Media	$708,504	$514,869
b) Accrued bonuses	*	574,323
c) Accrued returns	1,077,562	1,069,661
d) Coop advertising	2,858,987	1,822,527

*	Did not exceed 5% of total liabilities at May 31, 2012.

All other liabilities individually did not exceed 5% of total current liabilities.

NOTE 9 — OTHER INCOME

Other income consists of the following:

	Three Months Ending		Six Months Ending
	May 31,		May 31,
	2012	2011	2012	2011
Interest and dividend income	$64,845	$55,594	$131,290	$126,990
Royalty income	48,272	20,867	80,070	108,832
Realized (loss) gain on sale of securities	(867)	—	(4,416)	815
Miscellaneous	1,323	11,079	63,806	11,095

	$113,573	$87,540	$270,750	$247,732

CCA INDUSTRIES. INC. AND SUBSIDIARIES

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

On May 29, 2012 the Board of Directors declared a $0.07 per share dividend for the second quarter of 2012 to all shareholders of record as of June 8, 2012 and payable on July 9, 2012.

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

CCA INDUSTRIES. INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — INCOME TAXES

CCA and its subsidiaries file a consolidated federal income tax return.

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of May 31, 2012 and May 31, 2011. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were penalties and related interest of $6,661 for the fiscal year to date ended May 31, 2012, and no penalties for the fiscal year to date ended May 31, 2011.

As of May 31, 2012, the Company had unrealized gain on its investments of $52,030. This amount was reduced by a deferred tax (expense) of $(20,760), of which a $77,594 benefit was recorded in prior fiscal years and an expense of $(98,354) was recorded in the six months ended May 31, 2012. The deferred tax expense has been recorded as part of the deferred tax asset, and offset against the unrealized gains on marketable securities reported on the consolidated balance sheet. The charitable contributions portion of the deferred tax asset has $122,580 that has been reclassified as a long-term asset, based on an estimate of the amount that will be realizable in periods greater than twelve months from May 31, 2012.

At May 31, 2012 and November 30, 2011, respectively, the Company had temporary differences arising from the following:

	May 31, 2012
			Classified As
		Deferred	Short-Term	Long-Term
Type	Amount	Tax	Asset	(Liability)
Depreciation	$(450,752)	$(179,850)	$—	$(179,850)
Unrealized loss on investments	52,030	(20,760)	(20,760)	—
Reserve for bad debts	19,602	7,821	7,821	—
Reserve for returns	2,369,449	945,410	945,410	—
Reserve for obsolete inventory	522,560	208,502	208,502	—
Vacation accrual	399,491	159,397	159,397	—
Charitable contributions	533,974	213,055	90,475	$122,580
Section 263A costs	276,375	110,274	110,274	—

Net deferred tax asset (liability)		$1,443,849	$1,501,119	$(57,270)

CCA INDUSTRIES. INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — INCOME TAXES (Continued)

	November 30, 2011
			Classified As
		Deferred	Short-Term	Long-Term
Type	Amount	Tax	Asset	(Liability)
Depreciation	$(451,334)	$(182,339)	$—	$(182,339)
Unrealized loss on investments	192,064	77,594	77,594	—
Reserve for bad debts	53,191	21,489	21,489	—
Reserve for returns	2,014,303	813,778	813,778	—
Reserve for obsolete inventory	892,226	360,459	360,459	—
Vacation accrual	348,558	140,817	140,817	—
Charitable contributions	564,583	228,093	228,093	—
Section 263A costs	239,404	96,719	96,719	—

Net deferred tax asset (liability)		$1,556,610	$1,738,949	$(182,339)

Income tax expense is made up of the following components:

	Three Months Ended May 31,
	2012	2011
Current tax expense — Federal	$180,130	$—
Current tax expense (benefit) — State & Local	57,071	(4,763)
Deferred tax (benefit)	(37,548)	(201,008)

Total tax expense (benefit)	$199,653	$(205,771)

	Six Months Ended May 31,
	2012	2011
Current tax expense — Federal	$191,618	$—
Current tax expense — State & Local	60,540	13,622
Deferred tax expense	14,407	34,120

Total tax expense	$266,565	$47,742

CCA INDUSTRIES. INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — INCOME TAXES (Continued)

Prepaid and refundable income taxes are made up of the following components:

		State &
	Federal	Local	Total
May 31, 2012	$176,889	$308,648	$485,537

November 30, 2011	$368,507	$350,321	$718,828

Income tax payable is made up of the following components:

		State &
	Federal	Local	Total
May 31, 2012	$—	$28,997	$28,997

November 30, 2011	$—	$47,232	$47,232

A reconciliation of the provision for income taxes computed at the statutory rate to the effective rate for the three and six months ended May 31, 2012 and May 31, 2011 is as follows:

	Three Months Ended		Three Months Ended
	May 31, 2012		May 31, 2011
		Percent		Percent
		of Pretax		of Pretax
	Amount	Income	Amount	Income
Provision for (Benefit from)
Income taxes at federal statutory rate	$170,596	34.00%	$(154,033)	(34.00)%

Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	32,112	6.40	(31,260)	(6.90)

Non-deductible expenses and other adjustments	(3,055)	(0.61)	(20,478)	(4.52)

Provision for (Benefit from) Income taxes at effective rate	$199,653	39.79%	$(205,771)	(45.42)%

CCA INDUSTRIES. INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — INCOME TAXES (Continued)

	Six Months Ended		Six Months Ended
	May 31, 2012		May 31, 2011
		Percent		Percent
		of Pretax		of Pretax
	Amount	Income	Amount	Income
Provision for
Income taxes at federal statutory rate	$223,107	34.00%	$48,817	34.00%

Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	41,997	6.40	9,907	6.90

Non-deductible expenses and other adjustments	1,461	0.22	(10,982)	(7.65)

Provision for income taxes at effective rate	$266,565	40.62%	$47,742	33.25%

NOTE 13 — SUBSEQUENT EVENTS

On July 10, 2012, the Board of Directors declared a dividend for the third quarter of fiscal 2012 of $0.07 per share to all shareholders of record as of August 3, 2012, to be paid on September 3, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters. Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate”, “intends”, “estimate”, “expect”, “believe”, “will likely result”, “outlook”, “project” and other words and expressions of similar meaning. No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all forward-looking statements whenever they appear in this report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. In addition to the information in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and risks and uncertainties included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011 and other periodic reports filed with the United States Securities and Exchange Commission.

OVERVIEW

The Company had, for the three month period ended May 31, 2012, net income of $302,100 as compared to a net loss of $(247,268) for the three months ended May 31, 2011. Net sales for the second quarter of fiscal 2012 were $14,596,899 as compared to $12,797,773 for the same period in 2011. The Company had, for the six month period ended May 31, 2012, net income of $389,634 as compared to net income of $95,837 for the six months ended May 31, 2012. Net sales for the six months ended May 31, 2012 were $28,127,970 as compared to $25,208,687 for the same period in fiscal 2011. As of May 31, 2012 the Company had $31,709,217 in current assets and $10,337,877 in current liabilities. The Company does not have any loan or line of credit bank debt.

OPERATING RESULTS FOR THE THREE MONTHS ENDED MAY 31, 2012

For the three-month period ended May 31, 2012, the Company had total revenues of $14,710,472 and a net income of $302,100 after provision for income taxes of $199,653. For the same three month period in 2011, total revenues were $12,885,313 and net loss of $(247,268) after a (benefit from) income taxes of $(205,771). Basic and fully diluted earnings per share were $0.04 for the second quarter of fiscal 2012 as compared to a basic and fully diluted loss per share of $(0.04) for the second quarter of fiscal 2011. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the second quarter of fiscal 2012 were reduced by $1,889,318 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense. In the same period of the prior year, net sales were reduced by $1,383,690 and trade promotion was credited by that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s net sales increased $1,799,126 to $14,596,899 for the three month period ended May 31, 2012 from $12,797,773 for the three month period ended May 31, 2011. Sales returns and allowances, not including sales incentives, were 9.4% of gross sales for the three month period ended May 31, 2012 as compared to 10.0% for the same period last year. Sales incentives consist of co-operative advertising with the Company’s retail partners and coupons. The amount of co-operative advertising included in sales incentives increased by $400,318 to $1,538,115 in the second quarter of 2012 as compared to $1,137,797 in the same period in 2011. The cost of the coupons issued by the Company was $351,203 for the second quarter of 2012 as compared to $245,893 for the same period in 2011. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.

The Company’s net sales by category for the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011 were:

	Three Months Ended		Three Months Ended
	May 31, 2012		May 31, 2011
Catergory	Net Sales		Net Sales
Skin Care	$4,984,999	34.2%	$4,647,005	36.3%
Oral Care	3,145,250	21.5%	3,207,422	25.1%
Nail Care	3,122,721	21.4%	936,234	7.3%
Dietary Supplement	2,778,857	19.0%	3,438,148	26.9%
Fragrance	431,862	3.0%	218,232	1.7%
Miscellaneous	91,674	0.6%	182,044	1.4%
Analgesic	41,536	0.3%	168,688	1.3%

	$14,596,899	100.0%	$12,797,773	100.0%

The following were factors that affected net sales for the three months ended May 31, 2012:

•

Net sales of nail care products increased $2,186,487 for the three months ended May 31, 2012, as compared to the same period in fiscal 2011, due to the success of Gel Perfect. The Company introduced Gel Perfect, a UV free gel color nail polish, at the end of the third quarter of fiscal 2011. The Company anticipates increased distribution in the second half of fiscal 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

Net sales of the Company’s diet products decreased 19.2% in the second quarter of 2012 as compared to the second quarter of 2011. However, net sales increased 5.3% as compared to the first quarter of 2012. The decrease in net sales of diet products in the second quarter of 2012 as compared to second quarter of 2011 was due to lower gross sales as a result of decreased distribution of certain items and decreased promotional activity, reflective of the overall industry category decline.

•

Net sales of skin care products increased 7.3% for the three months ended May 31, 2012 as compared to the second quarter in fiscal 2011. The increase was a result of higher gross sales from increased distribution together with lower product returns and trade promotional expenses.

•

Gross sales, net of returns of Plus White, the Company’s oral care brand were $155,265 higher in the second quarter of fiscal 2012, as compared to the second quarter of fiscal 2011; however trade promotional expenses were $217,797 higher, resulting in a net sales decrease of $62,172.

	Three Months Ending May 31,
	2012	2011
Sales of health and beauty aid products — Net	$14,596,899	$12,797,773
Cost of Sales	6,319,109	4,988,813

Gross Margin	$8,277,790	$7,808,960
	56.7%	61.0%

The gross margin for the second quarter of fiscal 2012 decreased to 56.7%, as compared to 61.0% for the second quarter of fiscal 2011. The cost of goods increased, in part, due to the change in product mix, with increased sales in the nail care category. The Company had net sales of $2,352,815 of Gel Perfect in the second quarter of fiscal 2012. The Gel Perfect product was introduced at the end of the third quarter of fiscal 2011, and accordingly there were no sales in the second quarter of fiscal 2011. Gel Perfect has a higher cost of goods than most of the Company’s other product lines, affecting the overall cost of goods as a percentage of sales. The Company has also experienced increases in labor, plastics, corrugate and chemical costs for some of its other brands, as well as the effect of the increases in oil prices. It is possible that the Company will experience further increases if the cost of oil continues to rise.

Selling, general and administrative expenses decreased to $5,694,421 for the three months ended May 31, 2012 as compared to $6,344,647 for the same period in 2011, or a decrease of $650,226. The decrease was primarily due to an expense of $600,000 that was recorded in the second quarter of fiscal 2011 as a result of the settlement agreement with Alleghany Pharmacal Corporation (see the 10K for fiscal 2011, Part I, Item 1(f)(i) for further information regarding the settlement).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Advertising expense was $1,992,831 for the quarter ended May 31, 2012 as compared to $1,784,845 for the quarter ended May 31, 2011, or an increase of $207,986. The increase was due to an increase in media advertising during the second quarter of 2012, the cost of developing new commercials, and higher co-operative advertising with the Company’s retail partners that is classified as a promotional expense, in order to support the Company’s brands. The Company’s advertising expense changes from quarter to quarter based on the timing of the Company’s promotions.

Income before provision for income taxes was $501,753 for the quarter ended May 31, 2012 as compared to a pre-tax loss of $(453,039) for the quarter ended May 31, 2011. The effective tax rate for the second quarter of fiscal 2012 was 39.8% versus 45.4% for the second quarter of fiscal 2011. The provision for income taxes of $199,653 for the second quarter of 2012 included a current tax expense for federal taxes of $180,130, $57,071 for state income taxes and a benefit of $(37,548) for deferred tax. The federal and state income tax expense is based on an estimate of the tax rates that the Company will be paying for fiscal 2012. The deferred tax benefit is primarily due to changes in the Company’s deferred tax assets. The deferred tax assets are a result of timing differences between when expenses are deductible on the Company’s books and when they are deductible on the Company’s tax returns.

OPERATING RESULTS FOR THE SIX MONTHS ENDED MAY 31, 2012

For the six month period ended May 31, 2012, the Company had total revenues of $28,398,720 and net income of $389,634 after provision for income taxes of $266,565. For the same six month period in 2011, total revenues were $25,456,419 and net income of $95,837 after a provision for income taxes of $47,742. Basic and fully diluted earnings per share were $0.06 for the six months ended May 31, 2012 as compared to basic and fully diluted earnings per share of $0.01 for the same period in fiscal 2011. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the first six months of 2012 were reduced by $3,648,078 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. In the same period of the prior year, net sales were reduced by $2,633,552 and trade promotion was credited by that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income.

The Company’s net sales increased $2,919,283 to $28,127,970 for the six month period ended May 31, 2012 from $25,208,687 for the six month period ended May 31, 2011. Sales returns and allowances, not including sales incentives, were 8.1% of gross sales for the six month period ended May 31, 2012 as compared to 8.0% for the same period last year. Sales incentives consist of co-operative advertising with the Company’s retail partners and coupons. The amount of co-operative advertising included in sales incentives increased by $684,973 to $2,893,953 for the first half of 2012 as compared to $2,208,980 for the same period in 2011. The cost of the coupons issued by the Company was $754,125 for the first six months of 2012 as compared to $424,572 for the same period in 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table is the Company’s net sales by category for the first six months of 2012 as compared to the first six months of 2011:

	Six Months Ended		Six Months Ended
	May 31, 2012		May 31, 2011
Catergory	Net Sales		Net Sales
Skin Care	$8,939,777	31.8%	$8,333,607	33.1%
Nail Care	7,353,207	26.1%	2,039,370	8.1%
Dietary Supplement	5,477,160	19.4%	8,266,825	32.7%
Oral Care	5,391,873	19.2%	5,443,914	21.6%
Fragrance	442,750	1.6%	548,201	2.2%
Miscellaneous	436,806	1.6%	324,559	1.3%
Analgesic	86,397	0.3%	252,211	1.0%

	$28,127,970	100.0%	$25,208,687	100.0%

The following were factors that affected net sales for the six months ended May 31, 2012:

•

Net sales of nail care products increased $5,313,837 for the six months ended May 31, 2012, as compared to the same period in fiscal 2011, due to the success of Gel Perfect. The Company introduced Gel Perfect, a UV free gel color nail polish, at the end of the third quarter of fiscal 2011. The Company anticipates increased distribution in the second half of fiscal 2012.

•

Net sales of the Company’s diet products decreased 33.7% in the first half of 2012 as compared to the first half of 2011. However, net sales for the first half of 2012 increased 21.2% as compared to the second half of 2011. The decrease in net sales of diet products in the first six months of 2012 as compared to the same period in fiscal 2011 was due to lower gross sales as a result of decreased distribution of certain items and decreased promotional activity, reflective of the overall industry category decline.

•

Net sales of skin care products increased 7.3% for the six months ended May 31, 2012 as compared to the same period in fiscal 2011. The increase was a result of higher gross sales from increased distribution together with lower product returns.

•

Gross sales, net of returns of Plus White, the Company’s oral care brand were $537,843 higher in the first half of fiscal 2012, as compared to the first half of fiscal 2011; however product returns and trade promotional expenses were $589,884 higher, resulting in a net sales decrease of $52,041.

	Six Months Ending
	May 31,
	2012	2011
Sales of health and beauty aid products — Net	$28,127,970	$25,208,687
Cost of Sales	12,327,455	9,719,186

Gross Margin	$15,800,515	$15,489,501
	56.2%	61.4%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The gross margin for the first half of fiscal 2012 decreased to 56.2%, as compared to 61.4% for the first half of fiscal 2011. The cost of goods increased, in part, due to the change in product mix, with increased sales in the nail care category. The Company had net sales of $5,646,746 of Gel Perfect in the first half of fiscal 2012. The Gel Perfect product was introduced at the end of the third quarter of fiscal 2011, and accordingly there were no sales in the first half of fiscal 2011. Gel Perfect has a higher cost of goods than most of the Company’s other product lines, affecting the overall cost of goods as a percentage of sales. The Company has also experienced increases in labor, plastics, corrugate and chemical costs for some of its other brands, as well as the effect of the increases in oil prices. It is possible that the Company will experience further increases if the cost of oil continues to rise. The Company’s cost of goods was also impacted by the scrapping of $192,334 of inventory, mainly due to packaging changes and the recall of the Plus White whitening gel, which was a direct expense to the cost of goods for fiscal 2012. In addition, sales incentives and coupons were $1,014,526 higher in the first half of fiscal 2012 as compared to the first half of fiscal 2011, which affects the gross margin.

Selling, general and administrative expenses decreased $820,708 to $10,979,076 for the six months ended May 31, 2012 as compared to $11,799,784 for the same period in fiscal 2011. Expenses were lower in part due to the Company recording an expense in the first half of fiscal 2011 in the amount of $600,000 to settle the Alleghany Pharmacal Corporation claim that was recorded in the second quarter of 2011 (see the 10K for fiscal 2011, Part I, Item 1(f)(i) for further information regarding the settlement).

Advertising expense was $4,076,422 for the six months ended May 31, 2012 as compared to $3,448,793 for the six months ended May 31, 2011, an increase of $627,629. Of this amount, $321,023 was due to higher co-operative advertising that is classified as a selling expense and $284,222 was due to higher media commercial costs. The Company’s advertising expense changes from quarter to quarter based on the timing of the Company’s promotions.

Income before the provision for income taxes was $656,199 for the six months ended May 31, 2012 as compared to $143,579 for the same period in 2011. The effective tax rate for the six months ended May 31, 2012 was 40.6% versus 33.3% for the six months ended May 31, 2011. The provision for income taxes of $266,565 for the first six months of fiscal 2012 included a current tax expense for federal taxes of $191,618, $60,540 for state income taxes and an expense of $14,407 for deferred tax. The federal and state income tax expense is based on an estimate of the tax rates that the Company will be paying for fiscal 2012. The deferred tax benefit is primarily due to changes in the Company’s deferred tax assets. The deferred tax assets are a result of timing differences between when expenses are deductible on the Company’s books and when they are deductible on the Company’s tax returns.

FINANCIAL POSITION AS OF MAY 31, 2012

The Company’s financial position as of May 31, 2012 consisted of current assets of $31,709,217 and current liabilities of $10,337,877, or a current ratio of 3.1 to 1. The Company’s cash and cash equivalents were $6,255,917 as of May 31, 2012, a decrease of $1,443,698 from November 30, 2011. Included in this decrease was net cash used in operating activities of $676,772, and net cash provided by investing activities of $223,798 offset by net cash used in financing activities of $990,724. Included in the net cash used in financing activities was $987,622 of dividends paid.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounts receivable increased to $8,701,502 as of May 31, 2012 from $7,743,601 as of November 30, 2011. The increase was due to higher gross sales volume in April and May 2012 of $12,362,820 as compared to the gross sales volume of $10,234,125 for October and November 2011.

The reserve for returns and allowances is based on the historical returns as a percentage of sales in the five preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances. This allowance increased to $2,369,449 as of May 31, 2012, from $2,014,303 as of November 30, 2011. Of this amount, allowances and reserves in the amount of $1,077,562, which are anticipated to be deducted from future invoices, are included in accrued liabilities. The balance of the reserve for returns and allowances that was reflected in net accounts receivable as of May 31, 2012 was $1,291,887, as compared to $944,642 as of November 30, 2011. Gross receivables were further reduced by $1,518,557, which were reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against payments. In addition, accrued liabilities include $3,051,677, which is an estimate of co-operative advertising expense relating to fiscal 2012 sales which are anticipated to be deducted from future invoices rather than against the current accounts receivable. The allowance for doubtful accounts decreased to $19,602 as of May 31, 2012 as compared to $53,191 as of November 30, 2011. The Company had no material overdue accounts receivable balances as of May 31, 2012.

Inventory increased to $11,382,430 as of May 31, 2012 from $9,460,408 as of November 30, 2011. The inventory increased in order to support the sales of Gel Perfect as well as the promotional sales to take place in the third quarter of fiscal 2012. In addition, inventory purchases of certain items were increased in order to take advantage of quantity cost savings. The inventory obsolescence reserve decreased to $522,560 as of May 31, 2012 from $892,226 as of November 30, 2011. The expense resulting from increases to the inventory obsolescence reserves are charged to the cost of sales.

Prepaid and refundable income taxes decreased to $485,537 as of May 31, 2012 from $718,828 as of November 30, 2011. The decrease was due to the estimate of income taxes due as of May 31, 2012.

The deferred income tax asset decreased to $1,501,119 as of May 31, 2012 from $1,738,949 as of November 30, 2011. The decrease was mainly due to the unrealized gain on investments as of May 31, 2012, as compared to the unrealized loss as of November 30, 2011 and the reclassification of $122,580 from short-term deferred to long-term deferred. The reclassification is based on an estimate of the amount of the charitable contributions deferred tax asset that will be realized in periods greater than twelve months from May 31, 2012. The deferred tax assets were offset by a deferred tax liability of $20,760 related to the Company’s unrealized gain of $52,030 on its investments as of May 31, 2012. The unrealized gains reported on the balance sheet were $31,270 which is net of the deferred tax expense. The deferred tax liability decreased to $57,270 at May 31, 2012 as compared to $182,339 as of November 30, 2011. The decrease was due to the reclassification of $122,580 from short-term deferred to long-term deferred, which reduced the long-term liability. The liability is due to the difference in depreciation between the Company’s books and income tax returns.

Accounts payable and accrued liabilities increased to $9,810,619 as of May 31, 2012 from $8,566,544 as of November 30, 2011. The increase was due to an increase in the normal course of business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Shareholders’ equity decreased to $25,155,803 as of May 31, 2012 from $25,608,051 as of November 30, 2011. The decrease was due to the net income of $389,634 and unrealized gains, net of deferred income tax, on marketable securities of $145,740, offset by dividends declared of $987,622 during the six months ended May 31, 2012. Unrealized holding gains or losses are recorded as other comprehensive income.

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

Our primary capital needs are seasonal working capital requirements and dividend payments. In addition, funds are kept on hand for any potential acquisitions, which the Company continues to explore. As of May 31, 2012, the Company had $2,760,750 of short term marketable securities and $2,513,950 of non-current securities. Please refer to Note No. 7 of the financial statements for further information regarding the Company’s investments. The Company’s long term liabilities, as of May 31, 2012, consist of a deferred tax liability of $57,270. The Company does not have any bank debt or a bank line of credit. Due to the amount of cash and marketable securities on-hand, the Company does not believe that it needs the availability of a bank line of credit at this time. The Company anticipates that it will have sufficient liquidity to finance anticipated working capital requirements for at least the next twelve months.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.	Reserve for Returns — The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. The estimated reserve is based in part on historical returns as a percentage of gross sales. The current estimated return rate is 5.9% of gross sales. Management estimates that 14.3% of returns received are placed back into inventory, and the estimate for returns is adjusted to reflect the value of the returns placed into inventory. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account.

2.	Allowance for Doubtful Accounts — The allowance for doubtful accounts is an estimate of the loss that could be incurred if our customers do not make required payments. Trade receivables are periodically evaluated by management for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Estimates are made based on specific disputes and additional reserves for bad debt based on the accounts receivable aging ranging from 0.35% for invoices currently due to 2.0% for invoices more than ninety-one days overdue. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

3.	Inventory Obsolescence Reserve – Management reviews the inventory records on a monthly basis. Management deems to be obsolete finished good items that are no longer being sold, and have no possibility of sale within the ensuing twelve months. Components and raw materials are deemed to be obsolete if management has no planned usage of those items within the ensuing twelve months. In addition, management conducts periodic testing of inventory to make sure that the value reflects the lower of cost or market. If the value is below market, a provision is made within the inventory obsolescence reserve. This reserve is adjusted monthly, with changes recorded as part of cost of sales in the results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s financial statements record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value). The investments are, categorically listed, in “Common Stock”, “Mutual Funds”, “Preferred Stock”, “Limited Partnership” and “Corporate Obligations.” $817,091 of the Company’s $5,274,700 portfolio of investments (approximate, as at May 31, 2012) is invested in the “Common Stock” and “Limited Partnership” categories, and approximately $2,823,822 in the Preferred Stock holdings category. The Company invests in various investment securities. Investment securities are exposed to various risks such as interest rates, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term. The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, however, due to current securities market conditions, the Company cannot ascertain the risk of any future change in the market value of its’ investments.

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

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of May 31, 2012, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control overall financial reporting.

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

The following exhibits are included as part of this report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.Def	Definition Linkbase Document †

101.Pre	Presentation Linkbase Document †

101.Lab	Labels Linkbase Document †

101.Cal	Calculation Linkbase Document †

101.Sch	Schema Document †

101.Ins	Instance Document †

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 16, 2012

CCA INDUSTRIES, INC.

By:	/s/ STEPHEN A. HEIT
Stephen A. Heit
Executive Vice President and Chief Financial Officer, and duly authorized signatory on behalf of Registrant