Form 10-Q
period 2012-08-31
CCA INDUSTRIES INC
filed 2012-10-15
CIK 721447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

or

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

As of October 12, 2012 there were (i) 6,086,740 shares of the issuer’s common stock, par value $0.01, outstanding; and (ii) 967,702 shares of the issuer’s Class A common stock, par value $0.01, outstanding.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ASSETS

	August 31,	November 30,
	2012	2011
	(Unaudited)
Current assets
Cash & cash equivalents	$10,611,495	$7,699,615
Short term investments & marketable securities	679,424	2,361,996
Accounts receivable, net of allowances of $1,251,715 and $997,833 respectively	8,953,362	7,743,601
Inventories, net of reserve for inventory obsolescence of $548,322 and $892,226, respectively	10,283,016	9,460,408
Prepaid expenses and sundry receiveables	669,308	947,087
Prepaid and refundable income taxes	338,722	718,828
Deferred income taxes	1,402,328	1,738,949

Total Current Assets	32,937,655	30,670,484

Property and Equipment, net of accumulated depreciation and amortization	638,718	526,100

Intangible Assets, net of accumulated amortization	782,771	673,117

Other assets
Marketable securities	743,988	2,983,026
Other	29,000	52,800

Total other assets	772,988	3,035,826

Total Assets	$35,132,132	$34,905,527

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

LIABILITIES AND SHAREHOLDERS’ EQUITY

	August 31,	November 30,
	2012	2011
	(Unaudited)
Current Liabilities
Accounts payable & accrued liabilities	$9,470,381	$8,566,544
Capital lease obligation - current portion	3,131	5,577
Income taxes payable	13,624	47,232
Dividends payable	493,811	493,811

Total current liabilities	9,980,947	9,113,164

Deferred tax liability	63,556	182,339
Capitalized lease obligations	—	1,973

Total Liabilities	10,044,503	9,297,476

Shareholders’ Equity
Preferred stock, $1.00 par, authorized 20,000,000 none issued	—	—
Common stock, $.01 par, authorized 15,000,000 6,086,740 shares issued	60,867	60,867
Class A common stock, $.01, authorized 5,000,000 967,702 shares issued and outstanding	9,677	9,677
Additional paid-in capital	2,329,049	2,329,049
Retained earnings	22,659,876	23,322,928
Acumulated other comprehensive income (loss), net of tax	28,160	(114,470)

Total Shareholders’ Equity	25,087,629	25,608,051

Total Liabilities and Shareholders’ Equity	$35,132,132	$34,905,527

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Revenues
Sales of health and beauty aid products - Net	$13,775,461	$12,113,942	$41,903,431	$37,322,630
Other income	227,746	115,046	498,495	362,778

Total Revenues	14,003,207	12,228,988	42,401,926	37,685,408

Costs and Expenses
Cost of sales	5,736,175	5,130,071	18,063,630	14,849,258
Selling, general and administrative expenses	5,614,922	4,980,756	16,593,998	16,779,297
Advertising, cooperative and promotional expenses	1,769,423	1,322,522	5,845,845	4,771,316
Research and development	179,070	158,937	572,031	503,572
Bad debt (recovery)	(2,561)	(61,308)	(36,150)	(60,173)
Interest expense	62	154	259	703

Total Costs and Expenses	13,297,091	11,531,132	41,039,613	36,843,973

Income before Provision for Income Taxes	706,116	697,856	1,362,313	841,435

Provision for income taxes	277,369	298,562	543,932	346,304

Net Income	$428,747	$399,294	$818,381	$495,131

Earnings per Share:
Basic	$0.06	$0.06	$0.12	$0.07
Diluted	$0.06	$0.06	$0.12	$0.07

Weighted Average Common Shares Outstanding
Basic	7,054,442	7,054,442	7,054,442	7,054,442

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Net Income	$428,747	$399,294	$818,381	$495,131

Other Comprehensive (Loss) Income
Unrealized Gains on Securities:
Unrealized holding gains (losses) arising during the period, net of tax	72,669	(82,317)	215,755	(8,964)
Less: Reclassification adjustment for (gains) losses included in net income, net of tax	(75,779)	—	(73,125)	(490)

Comprehensive Income (Note 7, Note 12)	$425,637	$316,977	$961,011	$485,677

Unrealized holding gains (losses) for the three and nine months ended August 31, 2012 is net of a deferred tax (expense) benefit of $(48,244) and $(144,836), respectively. Unrealized holding (losses) for the three and nine months ended August 31, 2011 is net of a deferred tax benefit of $56,323 and $5,573, respectively.

The reclassification adjustment for losses for the three and nine months ended August 31, 2012 is net of a deferred tax benefit of $50,309 and $48,547, respectively. The reclassification adjustment for losses for the three and nine months ended August 31, 2011 is net of a deferred tax benefit of $0 and $325, respectively.

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	August 31, 2012	August 31, 2011
Cash Flows from Operating Activities:
Net Income	$818,381	$495,131
Adjustments to reconcile net income to Net cash provided by (used in) operating activities:
Depreciation and amortization	162,929	147,677
Bad debt (recovery) expense	(36,150)	(60,173)
Deferred income taxes	121,549	297,693
(Gain) on sale of securities	(121,672)	(815)
Loss on write off of fixed assets	999	—
(Gain) on sale of property, plant and equipment	(5,748)	—
Change in Operating Assets & Liabilities	—	—
(Increase) in accounts receivable	(1,173,611)	(1,961,387)
(Increase) in inventory	(822,608)	(69,205)
Decrease in insurance claim receivable	—	361,639
Decrease in prepaid expenses and miscellaneous receivables	177,779	384,395
Decrease in prepaid income and refundable income tax	380,106	25,861
Decrease in other assets	23,800	12,500
Increase (decrease) in accounts payable and accrued liabilities	903,837	(729,006)
(Decrease) increase in income taxes payable	(33,608)	22,500

Net Cash Provided by (Used in) Operating Activities	395,983	(1,073,190)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(280,451)	(139,168)
Proceeds from sale of property, plant and equipment	10,000	—
Acquisition of intangible assets	(10,000)	—
Purchase of marketable securities	(148,692)	(1,193,419)
Proceeds from sale and maturity of investments	4,430,892	3,516,000

Net Cash Provided by Investing Activities	4,001,749	2,183,413

Cash Flows from Financing Activities:
Payments in capital lease obligation	(4,419)	(14,034)
Dividends paid	(1,481,433)	(1,481,433)

Net Cash (Used in) Financing Activites	(1,485,852)	(1,495,467)

Net Increase (Decrease) in Cash	2,911,880	(385,244)
Cash and Cash Equivalents at Beginning of Period	7,699,615	8,064,255

Cash and Cash Equivalents at End of Period	$10,611,495	$7,679,011

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$259	$703
Income taxes	72,499	2,690
Schedule of Non Cash Financing Activities:
Conversion of deposit to intangible asset	100,000	—
Dividends declared	1,481,433	1,481,433

See Notes to Unaudited Consolidated Financial Statements

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three and nine month periods ended August 31, 2012 are not necessarily indicative of the results that may be expected for the entire year ended November 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2011. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

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

Accounts Receivable:

Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowance for cooperative advertising and reserves for returns which are anticipated to be taken as credits against the balances as of August 31, 2012. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

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

Depreciation and amortization are provided utilizing the straight-line method over the following estimated useful lives or lease terms of the assets, whichever is shorter:

Machinery and equipment	5-7 Years
Furniture and fixtures	3-10 Years
Tools, dies and masters	3 Years
Transportation equipment	5 Years
Leasehold improvements	Remaining life of the lease (ranging from 1-10 years	)

Intangible Assets:

Intangible assets, which consist of patents and trademarks, are stated at cost. Patents are amortized on the straight-line method over a period of 17 years. Patents are reviewed annually for impairment or when events or changes in business indicate that the carrying amount may not be recoverable. Trademarks are indefinite lived intangible assets and are reviewed for impairment annually or more frequently if impairment conditions occur.

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

Advertising Costs:

The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the three months ended August 31, 2012 and August 31, 2011 were $1,769,423 and $1,322,522, respectively. Advertising, cooperative and promotional expenses for the nine months ended August 31, 2012 and August 31, 2011 were $5,845,845 and $4,771,316, respectively.

Shipping Costs:

The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. Shipping costs included for the three months ended August 31, 2012 and August 31, 2011 were $800,854 and $670,043, respectively. Shipping costs included for the nine months ended August 31, 2012 and 2011 were $2,406,549 and $2,126,917, respectively.

Stock Options:

ASC Topic 718, “Stock Compensation,” requires stock grants to employees to be recognized in the consolidated statement of operations based on their fair values. The Company does not have any outstanding stock options.

Recent Accounting Pronouncements:

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-02, which is an update to Topic 350, “Intangibles – Goodwill and Other”. This update provides additional guidance in performing impairment tests for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment. The update allows an entity to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a qualitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. ASU 2012-02 is not expected to have a material impact on the Company’s financial position or results of operation.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

The components of inventory consist of the following:

	August 31,	November 30,
	2012	2011
Raw materials	$6,847,232	$6,272,251
Finished goods	3,435,784	3,188,157

	$10,283,016	$9,460,408

At August 31, 2012 and November 30, 2011, the Company had a reserve for obsolescence of $548,322 and $892,226, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

The components of property and equipment consisted of the following:

	August 31,	November 30,
	2012	2011
Machinery and equipment	$291,009	$278,866
Furniture and equipment	1,108,291	991,252
Tools, dies and masters	442,744	419,806
Transportation equipment	44,076	27,538
Capitalized lease obligations	263,067	263,067
Web Site	20,000	20,000
Leasehold improvements	539,345	466,934

	$2,708,532	$2,467,463

Less: Accumulated depreciation	2,069,814	1,941,363
Property and Equipment—Net	$638,718	$526,100

Depreciation expense for the three months ended August 31, 2012 and 2011 amounted to $52,378 and $49,918, respectively. Depreciation expense for the nine months ended August 31, 2012 and 2011 amounted to $162,582 and $147,332, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consist of owned trademarks and patents for ten product lines

	August 31,	November 30,
	2012	2011
Patents and trademarks	$932,896	$822,896
Less: Accumulated amortization	150,125	149,779

Intangible Assets - Net	$782,771	$673,117

Patents are amortized on a straight-line basis over their legal life of 17 years. Trademarks have an indefinite life and are reviewed annually for impairment or more frequently if impairment indicators occur. Amortization expense for the three months ended August 31, 2012 and August 31, 2011 amounted to $116 and $116, respectively. Amortization expense for the nine months ended August 31, 2012 and August 31, 2011 amounted to $347 and $345, respectively. Estimated amortization expense for the years ending November 30, 2012, 2013, 2014, 2015 and 2016 will be $463, $463, $439, $421 and $421, respectively.

NOTE 7 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

Short-term investments and marketable securities, which consist of fully guaranteed bank certificates of deposit, stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold within the ensuing twelve months. The remaining investments are considered non-current assets. The cost and market values of the investments at August 31, 2012 and November 30, 2011 were as follows:

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (Continued)

	August 31, 2012		November 30, 2011
	COST	MARKET	COST	MARKET
Current:
Corporate obligations	$250,000	$250,901	$970,461	$964,357
Preferred stock	—	—	223,373	234,445
Common stock	148,692	148,218	454,855	382,340
Limited partnership	223,373	280,305	443,818	557,827
Mutual funds	—	—	285,480	223,027

Total Current	622,065	679,424	2,377,987	2,361,996

	August 31, 2012		November 30, 2011
	COST	MARKET	COST	MARKET
Non-Current
Corporate obligations	754,492	743,988	754,518	734,418
Preferred stock	—	—	2,404,581	2,248,608

Total Non-Current	754,492	743,988	3,159,099	2,983,026

Total	$1,376,557	$1,423,412	$5,537,086	$5,345,022

As of August 31, 2012, the Company had unrealized gains on its investments of $46,855. This amount was reduced by a deferred tax (expense) of $(18,695), of which a deferred tax benefit of $77,594 was recorded in prior fiscal years and a deferred tax (expense) of $(96,289) was recorded in fiscal 2012. None of the unrealized losses have been deemed to be other-than-temporary impairments.

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

			Significant
		Quoted Market	Other
		Price in	Observable
	August 31,	Acitve Markets	Inputs
Description	2012	(Level 1)	(Level 2)
Corporate obligations	$994,889	$—	$994,889
Limited partnership	280,305	280,305	—
Common stock	148,218	148,218	—

Total	$1,423,412	$428,523	$994,889

			Significant
		Quoted Market	Other
		Price in	Observable
	November 30,	Active Markets	Inputs
Description	2011	(Level 1)	(Level 2)
Corporate obligations	$1,698,775	$—	$1,698,775
Limited partnership	234,445	234,445
Preferred stock	2,630,948	2,630,948
Common stock	557,827	557,827
Mutual funds	223,027	190,302	32,725

Total	$5,345,022	$3,613,522	$1,731,500

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

	August 31, 2012	November 30, 2011
a) Media	*	$514,869
b) Accrued bonuses	*	574,323
c) Accrued returns	850,575	1,069,661
d) Coop advertising	3,284,552	1,822,527

*	Did not exceed 5% of total liabilities at August 31, 2012.

All other liabilities individually did not exceed 5% of total current liabilities.

NOTE 9 - OTHER INCOME

Other income consists of the following:

	Three Months Ending August 31,		Nine Months Ending August 31,
	2012	2011	2012	2011
Interest and dividend income	54,114	$62,608	$185,403	$189,599
Royalty income	43,830	50,863	123,900	159,694
Realized (loss) gain on sale of securities	126,087	—	121,672	815
Miscellaneous	3,715	1,575	67,520	12,670

	$227,746	$115,046	$498,495	$362,778

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Dividends and Capital Transactions

On February 3, 2012 the Board of Directors declared a $0.07 per share dividend for the first quarter of 2012 to all shareholders of record as of February 21, 2012 and payable on March 21, 2012.

On May 29, 2012, the Board of Directors declared a $0.07 per share dividend for the second quarter of 2012 to all shareholders of record as of June 8, 2012 and payable on July 9, 2012.

On July 10, 2012, the Board of Directors declared a $0.07 per share dividend for the third quarter of 2012 to all shareholders of record as of August 3, 2012 and payable on September 4, 2012.

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

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of August 31, 2012 and August 31, 2011. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were penalties and related interest of $6,661 for the fiscal year to date ended August 31, 2012, which were included in selling, general and administrative expenses, and no penalties for the fiscal year to date ended August 31, 2011.

As of August 31, 2012, the Company had unrealized gain on its investments of $46,855. This amount was reduced by a deferred tax (expense) of $(18,695), of which a $77,594 benefit was recorded in prior fiscal years and an expense of $(96,289) was recorded in the nine months ended August 31, 2012. The deferred tax expense has been recorded as part of the deferred tax asset, and offset against the unrealized gains on marketable securities reported on the consolidated balance sheet. The charitable contributions portion of the deferred tax asset has $130,883 that has been reclassified as a long-term asset, based on an estimate of the amount that will be realizable in periods greater than twelve months from August 31, 2012.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES (Continued)

At August 31, 2012 and November 30, 2011, respectively, the Company had temporary differences arising from the following:

	August 31, 2012
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term (Liability)
Depreciation	$(487,315)	$(194,439)	$—	$(194,439)
Unrealized (gain) on investments	(46,855)	(18,695)	(18,695)	—
Reserve for bad debts	17,041	6,799	6,799	—
Reserve for returns	2,085,249	832,014	832,014	—
Reserve for obsolete inventory	548,322	218,780	218,780	—
Vacation accrual	353,157	140,910	140,910
Charitable contributions	586,368	233,961	103,078	130,883
Section 263A costs	299,352	119,442	119,442	—

Net deferred tax asset (liability)		$1,338,772	$1,402,328	$(63,556)

	November 30, 2011
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term (Liability)
Depreciation	$(451,334)	$(182,339)	$—	$(182,339)
Unrealized loss on investments	192,064	77,594	77,594	—
Reserve for bad debts	53,191	21,489	21,489	—
Reserve for returns	2,014,303	813,778	813,778	—
Reserve for obsolete inventory	892,226	360,459	360,459	—
Vacation accrual	348,558	140,817	140,817	—
Charitable contributions	564,583	228,093	228,093	—
Section 263A costs	239,404	96,719	96,719	—

Net deferred tax asset (liability)		$1,556,610	$1,738,949	$(182,339)

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES (Continued)

Income tax expense is made up of the following components:

	Three Months Ended August 31,
	2012	2011
Current tax - Federal	$106,764	$—
Current tax - State & Local	63,463	34,989
Deferred tax	107,142	263,573

Total tax	$277,369	$298,562

	Nine Months Ended August 31,
	2012	2011
Current tax - Federal	$298,382	$—
Current tax - State & Local	124,001	48,611
Deferred tax	121,549	297,693

Total tax	$543,932	$346,304

Prepaid and refundable income taxes are made up of the following components:

		State &
	Federal	Local	Total
August 31, 2012	$70,125	$268,597	$338,722

November 30, 2011	$368,507	$350,321	$718,828

Income tax payable is made up of the following components:

		State &
	Federal	Local	Total
August 31, 2012	$—	$13,624	$13,624

November 30, 2011	$—	$47,232	$47,232

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes computed at the statutory rate to the effective rate for the three and nine months ended August 31, 2012 and August 31, 2011 is as follows:

	Three Months Ended		Three Months Ended
	August 31, 2012		August 31, 2011
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Provision for income taxes at federal statutory rate	$240,079	34.00%	$237,271	34.00%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	45,191	6.40	41,453	5.94
Non-deductible expenses and other adjustments	(7,901)	(1.12)	19,838	2.84

Provision for income taxes at effective rate	$277,369	39.28%	$298,562	42.78%

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES (Continued)

	Nine Months Ended		Nine Months Ended
	August 31, 2012		August 31, 2011
		Percent		Percent
		of Pretax		of Pretax
	Amount	Income	Amount	Income
Provision for income taxes at statutory rate	$463,186	34.00%	$286,088	34.00%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	87,188	6.40	49,981	5.94
Non-deductible expenses and other adjustments	(6,442)	(0.47)	10,235	1.22

Provision for income taxes at effective rate	$543,932	39.93%	$346,304	41.16%

NOTE 13 – SUBSEQUENT EVENTS

OPEN FOR REVIEW

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

The Company had, for the three month period ended August 31, 2012, net income of $428,747 as compared to $399,294 for the three months ended August 31, 2011. Net sales for the third quarter of fiscal 2012 were $13,775,461 as compared to $12,113,942 for the same period in 2011. The Company had, for the nine month period ended August 31, 2012, net income of $818,381 as compared to net income of $495,131 for the nine months ended August 31, 2011. Net sales for the nine months ended August 31, 2012 were $41,903,431 as compared to $37,322,630 for the same period in fiscal 2011. As of August 31, 2012 the Company had $32,937,655 in current assets and $9,980,947 in current liabilities. The Company does not have any loan or line of credit bank debt.

OPERATING RESULTS FOR THE THREE MONTHS ENDED AUGUST 31, 2012

For the three-month period ended August 31, 2012, the Company had total revenues of $14,003,207 and net income of $428,747 after provision for income taxes of $277,369. For the same three month period in 2011, total revenues were $12,228,988 and net income was $399,294 after a provision for income taxes of $298,562. Basic and fully diluted earnings per share were $0.06 for both the third quarter of fiscal 2012 and the third quarter of fiscal 2011. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the third quarter of fiscal 2012 were reduced by $1,637,894 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense. In the same period of the prior year, net sales were reduced by $1,432,992 and trade promotion was offset by an equal reduction of that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s net sales increased $1,661,519 to $13,775,461 for the three month period ended August 31, 2012 from $12,113,942 for the three month period ended August 31, 2011, an increase of 13.7%. Sales returns and allowances, not including sales incentives, were 7.4% of gross sales for the three month period ended August 31, 2012 as compared to 11.4% for the same period last year. Sales incentives consist of co-operative advertising with the Company’s retail partners and coupons. The amount of co-operative advertising included in sales incentives increased by $45,905 to $1,226,521 in the third quarter of 2012 as compared to $1,180,616 in the same period in 2011. The cost of the coupons issued by the Company was $411,373 for the third quarter of 2012 as compared to $252,376 for the same period in 2011. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.

The Company’s net sales by category for the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011 were:

	Three Months Ended		Three Months Ended
	August 31, 2012		August 31, 2011
Catergory	Net Sales		Net Sales
Skin Care	$4,466,461	32.4%	$4,406,285	36.4%
Nail Care	3,796,394	27.6%	1,816,115	15.0%
Oral Care	2,461,303	17.9%	2,059,618	17.0%
Dietary Supplement	2,316,339	16.8%	2,951,022	24.4%
Miscellaneous	490,135	3.5%	115,809	0.9%
Fragrance	153,788	1.1%	577,376	4.8%
Analgesic	91,041	0.7%	187,717	1.5%

	$13,775,461	100.0%	$12,113,942	100.0%

The following were factors that affected net sales for the three months ended August 31, 2012:

•

Net sales of nail care products increased $1,980,279 for the three months ended August 31, 2012, as compared to the same period in fiscal 2011, due to the continued success of Gel Perfect. The Company introduced Gel Perfect, a UV free gel color nail polish, at the end of the third quarter of fiscal 2011. The Company anticipates continued growth and expanded distribution with this brand into fiscal 2013.

•	Net sales of Plus White, the Company’s oral care brand were $401,685 higher in the third quarter of fiscal 2012, as compared to the third quarter of fiscal 2011 due to lower returns.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

Net sales of the Company’s diet products decreased 21.5% in the third quarter of 2012 as compared to the third quarter of 2011. The decrease in net sales of diet products was due to lower gross sales and higher returns as a result of decreased distribution of certain items and decreased promotional activity, reflective of the continued overall industry category decline. The Company is increasing its marketing efforts with the introduction of new diet products in order to effectuate a positive impact on future sales.

	Three Months Ending August 31,
	2012	2011
Sales of health and beauty aid products - Net	$13,775,461	$12,113,942
Cost of Sales	5,736,175	5,130,071

Gross Margin	$8,039,286	$6,983,871
	58.4%	57.7%

The gross margin percentage for the third quarter of fiscal 2012 increased to 58.4%, as compared to 57.7% for the third quarter of fiscal 2011. The gross margin percentage increased primarily due to lower returns and allowances in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011. The cost of goods as a percentage of gross sales increased 0.9% due to the change in product mix, with increased sales in the nail care category. The Gel Perfect nail polish product was introduced at the end of the third quarter of fiscal 2011. Gel Perfect has a higher cost of goods than most of the Company’s other product lines, affecting the overall cost of goods as a percentage of sales. The Company has also experienced increases in labor, plastics, corrugate and chemical costs for some of its other brands, as well as the effect of the increases in oil prices. It is possible that the Company will experience further increases if the cost of oil continues to rise.

Selling, general and administrative expenses increased to $5,614,922 for the three months ended August 31, 2012 as compared to $4,980,756 for the same period in 2011, or an increase of $634,166. The increase was due in part to higher shipping and personnel costs. Shipping costs increased to 4.8% of gross sales in the third quarter of fiscal 2012 as compared to 3.8% of gross sales in the same period in fiscal 2011, due to higher fuel costs. Personnel costs increased $177,012 due to the addition of sales, marketing and product development personnel. Royalty expense increased $68,975 due to increased sales of Gel Perfect nail polish. In addition, there were higher costs in some ordinary expenses.

Advertising expense was $1,769,423 for the quarter ended August 31, 2012 as compared to $1,322,522 for the quarter ended August 31, 2011, or an increase of $446,901. The increase was due to an increase in media advertising during the third quarter of 2012 and the cost of developing new commercials. The Company’s advertising expense changes from quarter to quarter based on the timing of the Company’s promotions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income before provision for income taxes was $706,116 for the quarter ended August 31, 2012 as compared to a pre-tax income of $697,856 for the quarter ended August 31, 2011. The effective tax rate for the third quarter of fiscal 2012 was 39.3% versus 42.8% for the third quarter of fiscal 2011. The provision for income taxes of $277,369 for the third quarter of 2012 included a current tax expense of $25,761 as a result of an under accrual of income taxes from fiscal 2011. The federal and state income tax expense is based on an estimate of the tax rates that the Company will be paying for fiscal 2012. The deferred tax is primarily due to changes in the Company’s deferred tax assets. The deferred tax assets are a result of timing differences between when expenses are deductible on the Company’s books and when they are deductible on the Company’s tax returns.

OPERATING RESULTS FOR THE NINE MONTHS ENDED AUGUST 31, 2012

For the nine month period ended August 31, 2012, the Company had total revenues of $42,401,926 and net income of $818,381 after provision for income taxes of $543,932. For the same nine month period in 2011, total revenues were $37,685,408 and net income of $495,131 after a provision for income taxes of $346,304. Basic and fully diluted earnings per share were $0.12 for the nine months ended August 31, 2012 as compared to basic and fully diluted earnings per share of $0.07 for the same period in fiscal 2011. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the first nine months of 2012 were reduced by $5,285,972 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense budget. In the same period of the prior year, net sales were reduced by $4,066,545 and trade promotion was credited by that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income.

The Company’s net sales increased $4,580,801 to $41,903,431 for the nine month period ended August 31, 2012 from $37,322,630 for the nine month period ended August 31, 2011, an increase of 12.3%. Sales returns and allowances, not including sales incentives, were 7.5% of gross sales for the nine month period ended August 31, 2012 as compared to 9.1% for the same period last year. Sales incentives consist of co-operative advertising with the Company’s retail partners and coupons. The amount of co-operative advertising included in sales incentives increased by $730,878 to $4,120,474 for the first nine months of 2012 as compared to $3,389,596 for the same period in 2011. The cost of the coupons issued by the Company was $1,165,498 for the first nine months of 2012 as compared to $676,949 for the same period in 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table is the Company’s net sales by category for the first nine months of 2012 as compared to the first nine months of 2011:

	Nine Months Ended		Nine Months Ended
	August 31, 2012		August 31, 2011
Catergory	Net Sales		Net Sales
Skin Care	$13,522,068	32.3%	$12,798,883	34.3%
Nail Care	11,298,837	27.0%	3,914,507	10.5%
Dietary Supplement	7,952,172	19.0%	11,370,454	30.5%
Oral Care	7,861,894	18.8%	7,378,265	19.8%
Fragrance	595,070	1.4%	1,116,636	3.0%
Miscellaneous	450,227	1.1%	322,925	0.9%
Analgesic	223,163	0.4%	420,960	1.0%

	$41,903,431	100.0%	$37,322,630	100.0%

The following were factors that affected net sales for the nine months ended August 31, 2012:

•

Net sales of nail care products increased $7,384,130 for the nine months ended August 31, 2012, as compared to the same period in fiscal 2011, due to the success of Gel Perfect. The Company introduced Gel Perfect, a UV free gel color nail polish, at the end of the third quarter of fiscal 2011. The Company anticipates increased distribution into fiscal 2013.

•

Net sales of the Company’s diet products decreased 30.1% in the nine months of 2012 as compared to the nine months of 2011. The decrease in net sales of diet products was due to lower gross sales as a result of decreased distribution of certain items and decreased promotional activity, reflective of the continued overall industry category decline. The Company is increasing its marketing efforts with the introduction of new diet products in order to effectuate a positive impact on future sales.

•

Net sales of skin care products increased 5.7% for the nine months ended August 31, 2012 as compared to the same period in fiscal 2011. The increase was a result of higher gross sales from increased distribution together with lower product returns.

•

Net sales of Plus White, the Company’s oral care brand were $483,629 higher in the nine months of fiscal 2012, as compared to the nine months of fiscal 2011 due to higher gross sales and lower returns. Returns were higher in the first nine months of fiscal 2011 due to the voluntary recall of the Company’s Plus White oral care whitening product.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ending
	August 31,
	2012	2011
Sales of health and beauty aid products - Net	$41,903,431	$37,322,630
Cost of Sales	18,063,630	14,849,258

Gross Margin	$23,839,801	$22,473,372
	56.9%	60.2%

The gross margin percentage for the nine months of fiscal 2012 decreased to 56.9%, as compared to 60.2% for the nine months of fiscal 2011. The increase in gross margin was due to an increase in the cost of goods and sales incentives, partially offset by a decrease in returns and allowances. The cost of goods increased, in part, due to the change in product mix, with increased sales in the nail care category. The cost of goods as a percentage of gross sales was 35.4% for the nine months ended August 31, 2012 as compared to 32.6% for the same period in fiscal 2011. The Gel Perfect product was introduced at the end of the third quarter of fiscal 2011. Gel Perfect has a higher cost of goods than most of the Company’s other product lines, affecting the overall cost of goods as a percentage of sales. The Company has also experienced increases in labor, plastics, corrugate and chemical costs for some of its other brands, as well as the effect of the increases in oil prices. It is possible that the Company will experience further increases if the cost of oil continues to rise. Sales incentives and coupons were $1,219,428 higher in the nine months ended August 31, 2012 as compared to the same period in fiscal 2011, which contributed to the decrease in the gross margin. Sales returns and allowances decreased to 7.5% for the nine months ended August 31, 2012 from 9.1% for the same period in fiscal 2011. Returns were higher in fiscal 2011 due the voluntary recall of the Plus White oral care whitening product.

Selling, general and administrative expenses decreased $185,299 to $16,593,998 for the nine months ended August 31, 2012 as compared to $16,779,297 for the same period in fiscal 2011. Expenses were lower in part due to the Company recording an expense in the nine months of fiscal 2011 in the amount of $600,000 to settle the Alleghany Pharmacal Corporation claim that was recorded in the second quarter of 2011 (see the 10K for fiscal 2011, Part I, Item 1(f)(i) for further information regarding the settlement). Charges for shipping to our customers increased to 4.7% for the nine months ended August 31, 2012 as compared to 4.5% for the same period in fiscal 2011. The Company could experience further increases in the future as a result of changes in the price of fuel. The Company also had higher personnel costs due to the addition of marketing, sales and product development personnel.

Advertising expense was $5,845,845 for the nine months ended August 31, 2012 as compared to $4,771,316 for the nine months ended August 31, 2011, an increase of $1,074,529. Of this amount, $236,744 was due to higher co-operative advertising that is classified as a selling expense and the balance due to higher media commercial costs. The Company’s advertising expense changes from quarter to quarter based on the timing of the Company’s promotions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income before the provision for income taxes was $1,362,313 for the nine months ended August 31, 2012 as compared to $841,435 for the same period in 2011. The effective tax rate for the nine months ended August 31, 2012 was 39.9% versus 41.2% for the nine months ended August 31, 2011. The provision for income taxes of $543,932 for the nine months ended August 31, 2012 included a current tax expense of $422,383 and an expense of $121,549 for deferred tax. Included in the current tax expense is $25,761 due to an under accrual of taxes for fiscal 2011. The federal and state income tax expense is based on an estimate of the tax rates that the Company will be paying for fiscal 2012. The deferred tax assets are a result of timing differences between when expenses are deductible on the Company’s books and when they are deductible on the Company’s tax returns.

FINANCIAL POSITION AS OF AUGUST 31, 2012

The Company’s financial position as of August 31, 2012 consisted of current assets of $32,937,655 and current liabilities of $9,980,947, or a current ratio of 3.3 to 1. The Company’s cash and cash equivalents were $10,611,495 as of August 31, 2012, an increase of $2,911,880 from November 30, 2011. Included in this increase was net cash provided by operating activities of $395,983, and net cash provided by investing activities of $4,001,749 offset by net cash used in financing activities of $1,485,852. Included in the net cash used in financing activities was $1,481,433 of dividends paid.

Accounts receivable increased to $8,953,362 as of August 31, 2012 from $7,743,601 as of November 30, 2011. The increase was due to gross sales volume which was $1,626,511 higher in July and August 2012 as compared to gross sales in October and November 2011. There has been no significant change in the accounts receivable aging and days outstanding.

The reserve for returns and allowances is based on the historical returns as a percentage of sales in the five preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances. This allowance increased to $2,085,249 as of August 31, 2012, from $2,014,303 as of November 30, 2011. Of this amount, allowances and reserves in the amount of $850,575, which are anticipated to be deducted from future invoices, were included in accrued liabilities as of August 31, 2012 as compared to $1,069,661 as of November 30, 2011. The balance of the reserve for returns and allowances that was reflected as a reduction of net accounts receivable as of August 31, 2012 was $1,234,674 as compared to $944,642 as of November 30, 2011. Gross receivables were further reduced by $1,151,550, which were reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against payments. In addition, accrued liabilities include $3,284,552, which is an estimate of co-operative advertising expense relating to fiscal 2012 sales which are anticipated to be deducted from future invoices rather than against the current accounts receivable. The allowance for doubtful accounts decreased to $17,041 as of August 31, 2012 as compared to $53,191 as of November 30, 2011. The Company had no material overdue accounts receivable balances as of August 31, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Inventory increased to $10,283,016 as of August 31, 2012 from $9,460,408 as of November 30, 2011. The inventory increased in order to support the sales of Gel Perfect as well as the promotional sales to take place in the fourth quarter of fiscal 2012. In addition, inventory purchases of certain items were increased in order to take advantage of quantity cost savings. The inventory obsolescence reserve decreased to $548,322 as of August 31, 2012 from $892,226 as of November 30, 2011 as a result of scrapping obsolete inventory.

Prepaid and refundable income taxes decreased to $338,722 as of August 31, 2012 from $718,828 as of November 30, 2011. The decrease was due to the estimate of income taxes due as of August 31, 2012, as well as an adjustment of $7,857 due to an under accrual of taxes for fiscal 2011.

The deferred income tax asset decreased to $1,402,328 as of August 31, 2012 from $1,738,949 as of November 30, 2011. The decrease was due to the deferred tax expense of $18,695 on the unrealized gain on investments as of August 31, 2012, as compared to the deferred tax benefit of $77,594 on the unrealized loss as of November 30, 2011, a decrease in the inventory obsolescence reserve, the partial utilization of the charitable contributions carry forward from fiscal 2011 and the reclassification of $130,883 from short-term deferred to long-term deferred. The reclassification is based on an estimate of the amount of the charitable contributions deferred tax asset that will be realized in periods greater than twelve months from August 31, 2012. The deferred tax assets were reduced by a deferred tax liability of $18,695 related to the Company’s unrealized gain of $46,855 on its investments as of August 31, 2012. The unrealized gains reported on the balance sheet were $28,160 which is net of the deferred tax expense. The deferred tax liability decreased to $63,556 at August 31, 2012 as compared to $182,339 as of November 30, 2011. The decrease was due to the reclassification of $130,883 from short-term deferred to long-term deferred, which reduced the long-term liability. Included in the liability is $194,439 as of August 31, 2012 due to the difference in depreciation between the Company’s books and income tax returns.

Accounts payable and accrued liabilities increased to $9,470,381 as of August 31, 2012 from $8,566,544 as of November 30, 2011. The increase was due to an increase in the normal course of business. There has been no significant change in the aging of the accounts payable.

Shareholders’ equity decreased to $25,087,629 as of August 31, 2012 from $25,608,051 as of November 30, 2011. The decrease was due to the net income of $818,381 and unrealized gains, net of deferred income tax, on marketable securities of $142,630, offset by dividends declared of $1,481,433 during the nine months ended August 31, 2012. Unrealized holding gains or losses are recorded as other comprehensive income.

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

Our primary capital needs are seasonal working capital requirements and dividend payments. In addition, funds are kept on hand for any potential acquisitions, which the Company continues to explore. As of August 31, 2012, the Company had $679,424 of short term marketable securities and $743,988 of non-current securities. In the third quarter of fiscal 2012, our investment committee determined to liquidate all of our holdings of preferred stock in our investment portfolio and invest such amounts in S&P 500 Depository Receipts investments (“SPDR”) that mirror the results of the Standards & Poor’s 500 index and money market accounts. Please refer to Note No. 7 of the unaudited consolidated financial statements for further information regarding the Company’s investments. The Company’s long term liabilities, as of August 31, 2012, consist of a deferred tax liability of $63,556. The Company does not have any bank debt or a bank line of credit. Due to the amount of cash and marketable securities on-hand, the Company does not believe that it needs the availability of a bank line of credit at this time. The Company anticipates that it will have sufficient liquidity to finance anticipated working capital requirements for at least the next twelve months.

Critical Accounting Estimates

Our consolidated financial statements include the use of estimates, which management believes are reasonable. The process of preparing financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accounting estimates and assumptions are those management considers to be most critical to the financial statements because they inherently involve significant judgment and uncertainties. All of these estimates and assumptions reflect management’s best judgment about current economic and market conditions and their effects on the information available as of the date of the consolidated financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. An accounting estimate is deemed to be critical if it is reasonably possible that it subsequent correction could have a material effect on future operating results or financial condition. The following are estimates that management has deemed to be critical:

1.	Reserve for Returns and Allowances — The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. The estimated reserve is based in part on historical returns as a percentage of gross sales. The current estimated return rate is 5.2% of gross sales. Management estimates that 18.4% of returns received are placed back into inventory, and the estimate for returns is adjusted to reflect the value of the returns placed into inventory. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.	Allowance for Doubtful Accounts — The allowance for doubtful accounts is an estimate of the loss that could be incurred if our customers do not make required payments. Trade receivables are periodically evaluated by management for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Estimates are made based on specific disputes and additional reserves for bad debt based on the accounts receivable aging ranging from 0.35% for invoices currently due to 2.0% for invoices more than ninety-one days overdue. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

3.	Inventory Obsolescence Reserve — Management reviews the inventory records on a monthly basis. Management deems to be obsolete finished good items that are no longer being sold, and have no possibility of sale within the ensuing twelve months. Components and raw materials are deemed to be obsolete if management has no planned usage of those items within the ensuing twelve months. In addition, management conducts periodic testing of inventory to make sure that the value reflects the lower of cost or market. If the value is below market, a provision is made within the inventory obsolescence reserve. This reserve is adjusted monthly, with changes recorded as part of cost of sales in the results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s financial statements record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value). The investments are, categorically listed, in “Common Stock”, “Mutual Funds”, “Preferred Stock”, “Limited Partnership” and “Corporate Obligations.” All of the Company’s portfolio of investments of $1,423,412 (approximate, as at August 31, 2012) is invested in the “Corporate Obligations”, “Common Stock” and “Limited Partnership” categories. The Company invests in various investment securities. Investment securities are exposed to various risks such as interest rates, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term. The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, however, due to current securities market conditions, the Company cannot ascertain the risk of any future change in the market value of its’ investments.

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

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of August 31, 2012, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control overall financial reporting.

CCA INDUSTRIES, INC.

PART II OTHER INFORMATION

ITEM 2.	RISKS

We face risks related to the securities we may purchase as investments including concentration of market risk.

The investment committee of our board of directors reviews and determines, with management and the board, our investment policies and strategies in connection with our investment of available cash that is not required to meet our short term obligations. In the third quarter of fiscal 2012, our investment committee determined to liquidate all of our holdings of preferred stock in our investment portfolio and invest such amounts in S&P 500 Depository Receipts investments (“SPDR”) that mirror the results of the Standards & Poor’s 500 index and money market accounts. Our current investment strategy involves risks, including risks related to the concentration of our investments, our exposure to volatility in or the deterioration of the value of our investment portfolio and foregone opportunity costs.

Market risk is a potential loss we may incur as a result of changes in the fair value of our investments. Concentration of market risk may exist with respect to our investments as a significant amount of our investment portfolio may be invested in a limited number of SPDRs and/or money market accounts. Negative events or developments affecting any particular investment may have a greater adverse effect on the value of our investments overall as a result of concentration in our investment portfolio, which could have a material adverse effect on our business, continuing operations, financial results, liquidity and financial position.

The value of an investment in a SPDR will fall and rise in the same manner as the S&P 500 index. A significant and/or sustained downturn in the index that determines the value of one of our investments could have a material adverse effect on our financial results and financial position. U.S. and global markets have been experiencing periods of deterioration and volatility since mid-2007. We are unable to predict the duration or ultimate severity of any future deterioration of economic conditions or volatility in the securities markets. Volatility in market conditions may materially impact the period to period value of our investment portfolio. If market conditions deteriorate, our investment portfolio could be adversely impacted, which could lead to the recognition of losses on our investments.

As a result of our significant investment in money market accounts, which have traditionally generated lower long term average returns than riskier investments, we will be foregoing the potential opportunity to realize greater returns on our investments. Similarly, by investing in SPDRs, we will be foregoing the opportunity to make other investments that could potentially outperform that particular index.

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

Date: October 12, 2012

CCA INDUSTRIES, INC.

By:	/s/ STEPHEN A. HEIT
Stephen A. Heit Executive Vice President and Chief Financial Officer, and duly authorized signatory on behalf of Registrant