Form 10-K
period 2012-11-30
CCA INDUSTRIES INC
filed 2013-02-28
CIK 721447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 2012

Commission File Number 001-31643

CCA INDUSTRIES, INC.

(Exact Name of Registrant as specified in Charter)

DELAWARE	04-2795439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Murray Hill Parkway, East Rutherford, New Jersey 07073

(Address of principal executive offices, including zip code)

(201) 330-1400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange: MKT
Class A Common Stock, par value $0.01 per share	New York Stock Exchange: MKT

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant (i.e., by persons other than officers and directors of the Registrant and holders of 10% or more of the Registrant’s voting stock), at the closing sales price of $4.19 on May 31, 2012, was as follows:

Class of Voting Stock	Market Value
4,590,075 shares; Common Stock, $.01 par value	$19,232,414

On February 25, 2013 there were 6,086,740 shares of Common Stock and 967,702 shares of Class A Common Stock of the Registrant outstanding.

Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, liquidity, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters. Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate”, “estimate”, “expect”, “believe”, “will likely result”, “should”, “outlook”, “plan” “project” and other words and expressions of similar meaning. No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

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

The Company owns registered trademarks, or exclusive licenses to use registered trademarks, that identify its products by brand-name. Under most of the brand names, the Company markets several different but categorically-related products. The principal brand and trademark names include “Plus+White” (oral health-care products),“Sudden Change” (skin-care products), “Nutra Nail” and “Power Gel” (nail treatments), “Gel Perfect” (nail polish), “Bikini Zone” (pre and after-shave products), “Mega—T” Green Tea (dietary products), “Mega – T” chewing gum (anti-oxidant dietary product), “Hair Off” (depilatories), “IPR” (foot-care products), “Solar Sense” (sun-care products), “Wash ‘N Curl” (shampoos), “Cherry Vanilla” and other Vanilla fragrances (perfumes), “Lobe Wonder” (ear-care product), Pain Bust*R II (topical analgesic), “Hand Perfection” (skin care for the hands) and “Scar Zone” (scar diminishing cream).

All Company products are marketed and sold to major drug, food chains, mass merchandisers and wholesale beauty aids distributors throughout the United States. In addition, certain of the Company’s products are sold internationally, through distributors or directly.

The Company recognizes sales at the time its products are shipped to customers. However, while sales are not formally subject to any contract contingency, returns are accepted if it is in the best interests of the Company’s relationship with the customer. The Company thus estimates ‘unit returns’ based upon a review of the market’s recent-historical acceptance of subject products as well as current market-expectations, and equates its reserves for estimated returns based on the historical returns as a percentage of sales in the five preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances, (See Revenue Recognition in Note 2 of the Financial Statements). Of course, there can be no precise going-forward assurance in respect to return rates and gross margins, and in the event of a significant increase in the rate of returns, the circumstance could have a materially adverse effect upon the Company’s operations.

The Company’s net sales in fiscal 2012 were $53,169,022. Gross profits were $29,949,971. International sales accounted for approximately 4.5% of net sales. The Company had net income of $465,452 for fiscal 2012. Net worth at November 30, 2012 was $24,247,976.

Including the principal members of management (see Directors and Executive Officers), the Company, at November 30, 2012, had 148 sales, administrative, creative, marketing, accounting, receiving, and warehouse personnel in its employ.

(b) Manufacturing and Shipping

The Company creates and/or oversees formulations, chooses colors and mixtures, and arranges with independent contractors for the manufacture of its products pursuant to Company specifications. During fiscal 2012, the Company had research and development costs of $769,637 as compared to $714,565 in fiscal 2011. Manufacturing and component-supply arrangements are maintained with various manufacturers and suppliers. All orders and other product shipments are delivered from the Company’s own warehouse facilities, which results in more effective inventory control, more efficient shipping procedures, and the realization of related economies.

(c) Marketing

The Company markets its products to major drug, food and mass-merchandise retail chains, warehouse clubs and leading wholesalers, through an in-house sales force of employees and independent sales representatives throughout the United States, and through distributors internationally.

The Company sells its products to approximately 581 accounts, most of which have numerous outlets. Approximately 40,000 stores carry at least one Company product (SKU).

During the fiscal year ended November 30, 2012, the Company’s largest customers were Wal-Mart (approximately 35% of net sales), Walgreens (approximately 12%), CVS (approximately 9%), Rite Aid (approximately 8%), Target (approximately 4%), and Dollar General (approximately 2%). The loss of any of these principal customers, or substantial reduction of sales revenues realized from their business, could materially and negatively affect the Company’s earnings.

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

(e) All Products

The Company’s gross sales net of returns by category percentage were: Skin Care 30.9%; Nail Care 26.6%; Oral Care 20.3%; Dietary Supplements 18.3%; Fragrance 2.2%, Hair Care and Miscellaneous 1.2% and Analgesic 0.5%.

(f) License-Agreements Products

i. AlleghanyPharmacal

In 1986, the Company entered into a license agreement with Alleghany Pharmacal Corporation (the “Alleghany Pharmacal License”). The license agreement, which is for the exclusive rights to Nutra, Nutra Nail, Hair Off, Properm and IPR-3 was amended in 2011. The Alleghany Pharmacal License agreement, as amended, requires the Company to pay a royalty rate of 2.5% on net sales of said licensed products, and a minimum annual royalty of $250,000. The Company incurred royalties totaling $419,615 for the fiscal year ended November 30, 2012.

ii. Solar Sense, Inc.

CCA commenced the marketing of its sun-care products line following a May 1998 License Agreement with Solar Sense, Inc. (the “Solar Sense License”), pursuant to which it acquired the exclusive right to use the trademark names “Solar Sense” and “Kids Sense” and the exclusive right to market mark-associated products. The Solar Sense License requires the Company to pay a royalty of 5% on net sales of said licensed products until $1 million total royalties are paid, at which time the royalty rate will be reduced to 1% for a period of twenty-five years. The Company incurred royalties of $72,062 to Solar Sense, Inc. for the fiscal year ended November 30, 2012.

iii. Tea-Guard Inc.

On May 18, 2004, the Company entered into a license agreement with Tea-Guard, Inc. to manufacture and distribute Mega -T Green Tea chewing gum and Mega -T Green Tea mints. The license agreement required the Company to pay a royalty of 6% of net sales for the products sold under the license agreement. The license agreement was amended on March 31, 2009, granting the Company a non-exclusive license, with no minimum royalty required. The royalty rate of 6% of net sales will remain unchanged during the term, including any renewal terms, of the amended license agreement. The Company commenced sales of the Mega -T Green Tea Chewing Gum in July 2004. The Company incurred royalties to Tea-Guard, Inc. totaling $10,314 for the fiscal year ended November 30, 2012.

iv. Continental Quest Corp.

Effective November 3, 2008, the Company entered into an agreement with Continental Quest Corp., to purchase certain United States trademarks and inventory relating to the Pain Bust*R II business for $285,106 paid at closing. In addition, the Company agreed to pay a royalty equal to 2% of net sales of all Pain Bust*R II products, which are topical analgesics, until an aggregate royalty of $1,250,000 is paid, at which time the royalty payments will cease. The Company incurred royalties to Continental Quest Corp. totaling $7,884 for the fiscal year ended November 30, 2012.

v. Joann Bradvica

On March 22, 2002, the Company entered into an agreement with Joann Bradvica, granting the Company an exclusive license to manufacture and sell an Earlobe Patch Support for Earrings. The agreement provided for a royalty of 10% of net sales of the licensed product. A new agreement was entered into and effective on June 8, 2009 at the same royalty rate, and provides for a minimum royalty of $40,000 for annual periods beginning July 1, 2009 in order to maintain the license. The Company incurred royalties of $47,623 to Joann Bradvica for the fiscal year ended November 30, 2012 (please note that minimum royalty is based on different time period).

vi. Hand Perfection, LLC

On October 21, 2010, the Company entered into an agreement with Hand Perfection, LLC and Ellen Sirot, granting the Company an exclusive license to manufacture and market a group of skin care creams under the trademark Hand Perfection, Foot Perfection and products utilizing the name “Ellen Sirot”. The agreement provides for a royalty of 7% of net sales of the licensed products. The Company incurred royalties of $12,811 to Hand Perfection, LLC for the fiscal year ended November 30, 2012.

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

(h) Competition

The market for cosmetics and perfumes, and health-and-beauty aids products in general, including patent medicines, is characterized by vigorous competition among producers, many of whom have substantially greater financial, technological and marketing resources than the Company. Major competitors such as Revlon, L’Oreal, Colgate-Palmolive, Coty, Unilever, and Procter & Gamble have the broadest-based public recognition of their products and are significantly larger than us. Moreover, a substantial number of other health-and-beauty aids manufacturers and distributors may also have greater resources than the Company.

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

There is No Assurance That The Business Will Continue to Operate Profitably.

In fiscal 2012, net sales were $53,169,022. Net income was $465,452. There is no assurance that all of the Company’s products will be successful. During 2012 consumer confidence was at a record low which had a general impact on the industry and retail sales.

There was a nation-wide trend of lower sales for all diet products in food, drug and mass market retailers, which continued throughout fiscal 2012. The Company’s sales of nail care products increased to 26.6% of total net sales in fiscal 2012 from 14.5% in fiscal 2011. The increase was due to the introduction of Gel Perfect, a UV-free gel nail polish. Color nail polish tends to have higher returns than our other product categories due to color changes which occur during the fiscal year, which could result in lower net sales and profits. We may experience periods of declines in sales, especially during periods of economic downturn, and any material reduction in our sales could have a material adverse impact on our results of operations, financial condition and business.

The Company Faces Risks Related to the Securities It May Purchase As Investments Including Concentration of Market Risk

Market risk is a potential loss the Company may incur as a result of changes in the fair value of its investments. Concentration of market risk may exist with respect to the Company’s investments as a significant amount of its investment portfolio may be invested in a limited number of SPDRs and/or money market accounts. Negative events or developments affecting any particular investment may have a greater adverse effect on the value of the Company’s investments overall as a result of concentration in its investment portfolio, which could have a material adverse effect on its business, continuing operations, financial results, liquidity and financial position. The value of an investment in a SPDR will rise and fall in the same manner as the S&P indexes. A significant and/or sustained downturn in the index that determines the value of one of the Company’s investments could have a material adverse effect on its financial results and financial position.

The Cosmetic, Health and Beauty Aid Industry is Highly Competitive.

The market for cosmetics and perfumes, and health-and-beauty aids products in general, including patent medicines, is characterized by vigorous competition among producers, many of whom have substantially greater financial, technological and marketing resources than the Company. Major competitors such as Revlon, L’Oreal, Colgate-Palmolive, Coty, Unilever, and Procter & Gamble have the broadest-based public recognition of their products and are significantly larger than the Company. Moreover, a substantial number of other health-and-beauty aids manufacturers and distributors may also have greater resources than the Company.

CLASS A Shareholders Retain Control of Board of Directors.

Class A Shareholders, David Edell, the Chief Executive Officer and a director of the Company and Ira W. Berman, director emeritus, have the right to elect four members to the Board of Directors. As a result, they are able to exert significant influence over our business. The holders of Common Stock have the right to elect three members to the Board of Directors.

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

The Company Relies On A Few Large Customers For A Significant Portion Of Its Sales.

In fiscal 2012, Wal-Mart Stores Inc. represented 34.9% of the Company’s net sales. The Company’s eight largest customers accounted for 72.4% of the Company’s net sales. The Company has no agreements with any of its customers to stock its products. The Company’s business would suffer materially if it lost Wal-Mart Stores, Inc. as a customer. The loss of any of the Company’s eight top customers could have an adverse effect on the Company’s financial results.

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

The Price of the Company’s Stock May Be Volatile.

The Company’s stock could fluctuate substantially. There is a limited float of shares tradable. There are factors beyond the Company’s control which may cause the market price of our stock to fluctuate significantly, including but not limited to the volatility of small cap stocks in general, general stock market conditions, and quarter to quarter variations. In addition, variations in the Company’s operating revenues and profits and the timing of advertising commitments also may have an effect on the market price of the Company’s stock.

Climate Change Effects.

The Company continues to monitor climate changes for any potential impact on its business. At this time, the Company does not anticipate that any climate change regulations will have a material impact on its operations or business.

The Company may Experience Interruptions to Its Business Operations Due to Events Beyond Its Control

A catrostrophic event beyond the Company’s control, such as a natural disaster, health pandemic or act of terrorism, that results in the destruction or disruption of any of the Company’s critical business systems or operations could harm its ability to conduct normal business operations and its operating results. For example, during the fourth quarter of fiscal 2012, Superstorm Sandy caused interruptions to the Company’s operations for one week, and resulted in damages to inventory and substantial water damage to its corporate headquarters and warehouse. Although the Company was able to resume shipments to customers within a week and had flood insurance, it incurred a total loss of $128,554 as a result of Superstorm Sandy during fiscal 2012 and the interruption to operations impacted sales. (See “Item 7, Managements’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information concerning the impact of Superstorm Sandy.

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

We Sell to International Accounts.

International sales account for 4.5% of our total net sales. Our international sales expose the Company to additional risks of different political or regulatory conditions, and the dependence on other economies. A terrorist attack, the threat of a terrorist attack or foreign military operations could prevent us from shipping to our international accounts. A loss of our international sales would have a material adverse effect on our business.

We Purchase Some Raw Materials or Components from International Suppliers.

Some of the components used in our products are sourced from international suppliers. This exposes the Company to an additional risk of increased costs if the foreign currency exchange rates change unfavorably. A terrorist attack, the threat of a terrorist attack or foreign military operations could prevent the international suppliers from delivering their goods to the Company. The interruption of the supply could have a material adverse effect on our business.

We Have Entered into Employment and Change of Control Agreements that would Require Us to Make Substantial Payments in connection with a Change of Control of the Company.

The Company has entered into a Change of Control Agreement with each of Ira Berman and David Edell (the “Consultants”), who provide consulting services to the Company, and Employment Agreements with each of Drew Edell and Stephen Heit and another Company executive (the “Executives”). The Change of Control Agreements provide for an acceleration of payments that would be due through 2016 under each of the Consultant’s employment agreements with the Company, which were entered into in 1993. Each of the Employment Agreements may, in the event of a change of control of the Company, result in a lump sum payment equal to three times the Executive’s base salary plus other benefits. As a result, if a change of control occurred, the Company could be required to make a substantial payment to the Consultants and Executives, which would impact the Company’s cash reserves and earnings.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTY

The principal executive offices of the Company are located at 200 Murray Hill Parkway, East Rutherford, New Jersey. Under a net lease, the Company occupies approximately 81,000 square feet of space. Approximately 65,119 square feet in such premises is used for warehousing and 15,881 square feet for offices. The annual rental is $486,012 with an annual Consumer Price Index (“CPI”) increase not cumulatively exceeding 30% in any consecutive five year period. The lease expires on May 31, 2022 with a renewal option for an additional five years. The lease requires the Company to pay for additional expenses, Common Area Maintenance (“CAM”), which includes real estate taxes, common area expense, utility expense, repair and maintenance expense and insurance expense. For the year ended November 30, 2012, CAM was estimated at $188,205. CAM is estimated to be $206,000 per year for future years.

PART II

Item 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s Common Stock is traded on the New York Stock Exchange MKT under the symbol “CAW”.

The Company’s Class A Common Stock is not traded on any public market.

The range of high and low sales prices of the Common Stock during each quarter of its 2012 and 2011 fiscal years were as follows:

Quarter Ended	2012	2011
February 29, 28	$5.09—$ 4.72	$6.01—$ 5.13
May 31	$4.90—$ 4.00	$6.13—$ 5.65
August 31	$4.75—$ 3.95	$6.35—$ 5.12
November 30	$4.72—$ 4.06	$5.45—$ 4.39

The high and low prices for the Company’s Common Stock, on February 4, 2013 were $4.35 to $4.45 per share.

As of February 9, 2013, there were approximately 127 individual shareholders of record of the Company’s common stock. Based on reports of security position listings and the number of proxies requested by brokers in conjunction with the prior year’s annual meeting of stockholders, we believe there are a substantial number of beneficial holders in various street and depository trust accounts, which represent approximately 1,000 additional shareholders.

As of November 30, 2012, there were two individual shareholders of record of the Company’s Class A common stock.

The dividend policy is at the discretion of the Board of Directors of the Company and will depend on numerous factors, including earnings, financial requirements and general business conditions.

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

On February 7, 2012, the Board of Directors of the Company approved a $0.07 per share dividend for the first quarter ended February 28, 2012, payable to all shareholders as of February 21, 2012 and was paid on March 21, 2012.

On May 29, 2012, the Board of Directors of the Company approved a $0.07 per share dividend for the second quarter ended May 31, 2012, payable to all shareholders as of June 8, 2012 and was paid on July 9, 2012.

On July 16, 2012, the Board of Directors of the Company approved a $0.07 per share dividend for the third quarter ended August 31, 2012, payable to all shareholders as of August 3, 2012 and was paid on September 4, 2012.

On October 22, 2012, the Board of Directors of the Company approved a $0.07 per share dividend for the fourth quarter ending November 30, 2012, payable to all shareholders as of November 6, 2012 and to be paid on December 6, 2012.

Item 6. SELECTED FINANCIAL DATA

	Years Ended November 30,
	2012	2011	2010	2009	2008
Statement of Income
Sales, Net	$53,169,022	$49,033,367	$50,345,213	$57,001,999	$56,741,133
Net Income (loss)	465,452	491,698	(1,664,760)	3,431,644	1,412,886
Earnings (Loss) Per Share:
Basic	$0.07	$0.07	$(0.24)	$0.49	$0.20
Diluted	$0.07	$0.07	$(0.24)	$0.49	$0.20
Weighted Average Number of Shares Outstanding—Basic	7,054,442	7,054,442	7,054,442	7,054,442	7,054,442
Weighted Average Number of Shares Outstanding—Diluted	7,054,442	7,054,442	7,054,442	7,054,442	7,061,646

Balance Sheet Data:	As At November 30,
	2012	2011	2010	2009	2008
Working Capital	$22,668,426	$21,557,320	$22,883,292	$25,973,568	$23,836,264
Total Assets	35,271,109	34,905,527	36,312,199	39,789,203	39,345,861
Total Liabilities	11,023,133	9,297,476	9,142,153	9,569,355	11,091,982
Total Shareholders’ Equity	24,247,976	25,608,051	27,170,046	30,219,848	28,253,879
Cash Dividends Declared per Common Share	$0.28	$0.28	$0.28	$0.32	$0.43

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report.

Overview

Net income for the year ended November 30, 2012 was $465,452 compared to net income of $491,698 for the year ended November 30, 2011. The earnings per share, basic and fully diluted was $0.07 for the year ended November 30, 2012 compared to earnings per share of $0.07 for the year ended November 30, 2011. The Company had net cash provided by operations of $1,460,199 for the year ended November 30, 2012 as compared to net cash used by operations of $(515,876) for the year ended November 30, 2011. Comprehensive income was $615,170 for fiscal 2012 as compared to comprehensive income of $413,249 for fiscal 2011. The Company had current assets of $33,439,053 and current liabilities of $10,770,627 at November 30, 2012. Retained earnings decreased to $21,813,136 at November 30, 2012 from $23,322,928 at November 30, 2011. There was no change in the number of outstanding shares at November 30, 2012 as compared to November 30, 2011.

Superstorm Sandy

On October 30, 2012, Superstorm Sandy caused widespread flooding on the New Jersey coast, resulting in substantial water damage to the Company’s offices and warehouse. The Company has a flood insurance policy with a loss limit of $1,000,000. The Company received $200,000 of the insurance proceeds in November 2012 and anticipated receiving the balance of $800,000 as of November 30, 2012, and accordingly recorded an insurance receivable in the amount of $800,000 as of the same date. The Company received the balance of the proceeds of $800,000 in December 2012. The Company incurred a total net loss of $128,554 as a result of Superstorm Sandy that is recorded in the results for the year ended November 30, 2012. The following chart shows the components of the loss:

Superstorm Sandy Losses

For the year ended November 30, 2012

Inventory at Cost	$437,088
Loss on Disposal of Assets Destroyed	79,893
Cleanup & Water Removal Costs	327,641
Leased Office Equipment Destroyed	145,662
Other Expenses	138,271

Total Expenses	1,128,554
Less: Insurance Proceeds	1,000,000

Net Loss	$128,554

In addition to the net loss of $128,554, the Company’s ability to ship was interrupted for six business days which resulted in a loss of sales and profits.

Comparison of Operating Results for Fiscal Years 2012 and 2011

For the year ended November 30, 2012, the Company had revenues of $53,775,675 and net income of $465,452 after a provision for income taxes of $478,530. For the year ended November 30, 2011, the Company had revenues of $49,511,889, and net income of $491,698, after a provision for taxes of $461,541. Other income increased to $606,653 for fiscal 2012 as compared to $478,522 for fiscal 2011. The increase was primarily due to higher realized gains on sales of investments and increased royalty income on foreign sales. The basic and fully diluted income per share for fiscal 2012 was $0.07 as compared to a basic and fully diluted income per share of $0.07 for fiscal 2011.

The Company’s net sales increased to $53,169,022 for the fiscal year ended November 30, 2012 from $49,033,367 for the fiscal year ended November 30, 2011. Net sales were affected by the following factors:

•

The introduction of Gel Perfect has been a great success for the Company. Gross sales for Gel Perfect increased $9,991,602, or 251.2% during fiscal 2012 as compared to fiscal 2011. The returns of Gel Perfect were 10.1% of gross sales in 2012. The 2012 rate of return is within a normal range for a color cosmetic product. Gel Perfect, a UV-free gel nail polish, was launched at the end of August 2011.

•

Sales of the Company’s diet products continued to decrease. Gross sales decreased $3,718,291 during fiscal 2012 or a decrease of 22.7% as compared to fiscal 2011. The decrease in gross sales is part of an overall nation-wide trend in decreased sales of certain diet products.

•	Gross sales of Sudden Change, the Company’s skin care brand, increased 37.0% in fiscal 2012 as compared to fiscal 2011. This was due to added distribution in 2012.

•

Returns of Plus White, the Company’s oral care product decreased to 4.4% of gross sales in fiscal 2012 from 7.3% in fiscal 2011. The higher return rate in 2011 was due to product recalls. Returns of Solar Sense, a sun care product, decreased to 14.2% of gross sales in fiscal 2012 from 21.9% in 2011. Solar Sense is a seasonal product which experienced greater sell-through at retail in 2012. Returns of Cherry Vanilla, a fragrance product, increased to 11.9% of gross sales in fiscal 2012 from 3.1% in fiscal 2011. The higher return rate was due to additional mark down allowances for seasonal sales.

Sales returns and allowances was 9.9% of gross sales for fiscal 2012 and 10.1% for fiscal 2011. Coupon expense, charged against sales allowances, was $1,388,135 in fiscal 2012 as compared to $1,124,759 in fiscal 2011. The Company, on an ongoing basis, has returns of products that have been phased out and replaced by new items as part of its marketing plan.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company reclassified certain advertising and promotional expenditures as a reduction of sales rather than report them as an expense, which had no affect on the net income. This reclassification is the adoption by the Company of ASC Topic 605-10-S99, “Revenue Recognition” as more fully described in Note 2 (“Sales Incentives”) of the consolidated financial statements for fiscal 2012. The reclassification reflects a reduction in sales for the fiscal years ended November 30, 2012 and 2011 by $5,141,552 and $4,857,444 respectively, an increase in the net sales reduction of $284,108.

The Company’s net sales, by category for fiscal 2012 as compared to fiscal 2011 were:

	Years Ended November 30,
	2012		2011
Category	Net Sales		Net Sales
Skin Care	$16,419,807	30.9%	$15,297,890	31.2%
Nail Care	14,154,802	26.6%	7,096,756	14.5%
Oral Care	10,753,761	20.3%	10,301,151	21.1%
Dietary	9,723,831	18.3%	12,784,518	26.0%
Fragrance	1,166,411	2.2%	2,171,771	4.4%
Analgesic	272,172	0.5%	596,482	1.2%
Hair Care	50,862	0.1%	65,619	0.1%
Misc.	627,377	1.1%	719,180	1.5%

	$53,169,022	100.0%	$49,033,367	100.0%

Gross profit margins decreased to 56.3% in fiscal 2012 from 58.3% in fiscal 2011. The decrease was primarily due to increases in product and packaging costs in fiscal 2012 as compared to fiscal 2011, as well as changes in product mix. Nail care, which is now the second largest category of net sales in fiscal 2012 increased due to Gel Perfect which has a higher cost of goods than many of the other product categories. The total cost of sales as a percentage of gross sales increased to 35.2% in fiscal 2012 as compared to 34.0% in fiscal 2011.

Selling, general and administrative expenses for fiscal 2012 were $21,727,273 as compared to $21,967,327 for fiscal 2011, a decrease of $240,054. The following factors contributed to the decrease:

•

Royalty costs as a result of the license agreement with Alleghany Pharmacal Corporation decreased $465,953 in fiscal 2012 as compared to fiscal 2011. The Company reached a settlement with Alleghany Pharmacal Corporation which resulted in a one-time payment of $600,000 in fiscal 2011, resulting in a higher expense for that year. The decrease from year to year was reduced by increased sales of nail care in fiscal 2012 which resulted in higher royalty payments.

•	Shipping costs increased $360,284 in fiscal 2012 as compared to fiscal 2011. The increase was mainly due to increased sales.

•	Personnel costs increased $326,950 in fiscal 2012 as compared to fiscal 2011 due to the hiring of additional marketing personnel.

•	Travel expense decreased $174,245 in fiscal 2012 as compared to fiscal 2011. The decrease was due to lower negotiated travel agency fees.

•

Consulting and other costs decreased $605,786 in fiscal 2012 as compared to fiscal 2011. The decrease was due to lower use of outside consultants and lower payments to members of the board of directors due to less meetings in fiscal 2012 than fiscal 2011.

•

Superstorm Sandy resulted in an increased expense due to costs of remediation from the flood. Please see Note 5 to the consolidated financial statements for the year ended November 30, 2012 for further information.

•	The balance of the increase or decrease in expenses comprised a number of smaller expense categories.

Advertising, cooperative and promotions expenses for fiscal 2012 were $7,142,284 as compared to $5,436,565 for fiscal 2011. The increased expense of $1,705,719 was comprised in part of the following:

•	Higher media, trade advertising and related expenses of $1,889,737

•	Decreased co-operative advertising that is recorded as a sales expense of $373,076

The Company’s advertising expense changes from year to year based on the timing of the Company’s promotions.

The income before provision for income taxes was $943,982 for the year ended November 30, 2012, as compared to $953,239 for the year ended November 30, 2011.

The effective tax provision for fiscal 2012 was an expense of 50.7% of the income before tax as compared to 48.4% for fiscal 2011. The fiscal 2012 effective tax rate was higher due to a change in the allocation of state income taxes effective for the 2013 fiscal year. The change will result in a lower blended state income tax rate in future years. As a result, the deferred tax value decreased which increased the income tax provision for fiscal 2012. As of November 30, 2011, the Company has unrealized gains on its investments of $55,863, which, if realized, would have a tax expense of $20,616.

Comprehensive income was $615,170 for the year ended November 30, 2012 as compared to $413,249 for the year ended November 30, 2011. The comprehensive income for fiscal 2012 reflects the Company’s net income of $465,452 for fiscal 2012 together with other comprehensive gains, net of income tax benefits, of $149,718. The other comprehensive gain is as a result of the gain in the market value of the Company’s investments. Further information regarding the Company’s investments can be found in Note 3 of the consolidated financial statements.

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

Advertising, cooperative and promotions expenses for fiscal 2011 were $5,436,565 as compared to $7,493,282 for fiscal 2010. The decreased expense of $2,056,717 was comprised in part of the following:

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

Financial Position as of November 30, 2012

As of November 30, 2012, the Company had working capital of $22,668,426 as compared to $21,557,320 at November 30, 2011. The ratio of total current assets to current liabilities is 3.1 to 1 as compared to a ratio of 3.4 to 1 for the prior year. The Company’s cash position and short-term investments at November 30, 2012 were $12,112,453, versus $10,061,611 as at November 30, 2011. Non-current or long term investments were $0 at November 30, 2012 versus $2,983,026 at November 30, 2011. The Company paid cash dividends during fiscal 2012 in the amount of $1,975,244. This amount includes the dividends declared at the end of fiscal 2011 but not paid until fiscal 2012 of $493,811 and $1,481,433 in dividends declared and paid for fiscal 2012. As of November 30, 2012, there were dividends declared but not paid of $493,811. The investment securities the Company purchased are all classified as “Available for Sale Securities”, and are reported at fair market value as of November 30, 2012, with the resultant unrealized gains or losses reported as a separate component of shareholders’ equity. Due to the current securities market conditions, the Company cannot ascertain the risk of any future change in market value. Our investments include corporate obligations, limited partnerships, common stock and fixed income in order to decrease the risk due to any specific concentrations.

Accounts receivable as of November 30, 2012 and 2011 were $8,073,398 and $7,743,601 respectively. Included in net accounts receivable are an allowance for doubtful accounts, a reserve for returns and allowances and a reduction based on an estimate of co-operative advertising that will be taken as credit against payments. The allowance for doubtful accounts was $26,340 and $53,191 for November 30, 2012 and 2011, respectively. The allowance for doubtful accounts is a combination of specific and general reserve amounts relating to accounts receivable. The general reserve is calculated based on historical percentages applied to aged accounts receivable and the specific reserve is established and revised based on individual customer circumstances.

The reserve for returns and allowances is based on the historical returns as a percentage of sales in the five preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances. This allowance decreased to $1,772,405 as of November 30, 2012 from $2,014,303 as of November 30, 2011. Of this amount, allowances and reserves in the amount of $665,184, which are anticipated to be deducted from future invoices, are included in accrued liabilities. The reserve for returns and allowances was lower as of November 30, 2012 due to lower average returns and credits of 5.3% of sales for fiscal 2012 as compared to 6.6% in fiscal 2011.

Gross receivables were further reduced by $1,212,067 as of November 30, 2012, which was reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against payments. In addition, accrued liabilities include $2,471,174, which is an estimate of co-operative advertising expense relating to fiscal 2012 sales which are anticipated to be deducted from future invoices rather than current accounts receivable.

Inventories were $9,794,448 and $9,460,408, as of November 30, 2012 and 2011, respectively. The inventory was purchased in anticipation of forecasted sales to take place in the first and second quarter of 2013. The reserve for inventory obsolescence is based on a detailed analysis of inventory movement. The inventory obsolescence reserve was decreased to $671,609 as of November 30, 2012 from $892,226 as of November 30, 2011. This decrease was primarily due to the scrapping and disposal of $776,329 of inventory, which decreased both the gross inventory and the inventory reserve to the extent that the scrapped inventory was already considered obsolete. In addition, $437,088 of inventory that was damaged as a result of Super storm Sandy was scrapped. Changes to the inventory obsolescence reserves are recorded as an increase or decrease to the cost of sales.

The Company recorded an insurance claim receivable in the amount of $800,000 as of November 30, 2012 that the Company anticipated receiving. The insurance claim was due to Superstorm Sandy. The Company’s flood policy has a $1,000,000 loss limit, and $200,000 was already paid to the Company for the loss in November 2012. The Company received payment of $800,000 in December 2012.

Prepaid expenses and sundry receivables decreased to $671,093 as of November 30, 2012 from $947,087 as of November 30, 2011. The decrease was in the ordinary course of business.

Prepaid and refundable income taxes increased to $745,177 as of November 30, 2012, from $718,828 as of November 30, 2011.

The amount of deferred income tax reflected as a current asset decreased to $1,242,484 as of November 30, 2012 from $1,738,949 as of November 30, 2011. The $496,465 decrease was due to decreases in reserve accounts, the decrease in the deferred tax asset as a result of the unrealized gain on investments and a revaluation of the deferred tax assets as a result of a lower blended state income tax rate for fiscal 2013. There was a change in the New Jersey state tax law regarding the allocation of income between states that will result in a lower blended state income tax rate for fiscal 2013 and thereafter. There was an unrealized loss on investments as of November 30, 2011.

The Company’s investment in property and equipment consisted mostly of computer hardware and software, racking for our warehouse facilities, leasehold improvements and furniture to accommodate our personnel in addition to tools and dies used in the manufacturing process. The Company acquired $796,442 of additional property and equipment during fiscal 2012, of which $438,902 was directly related to Superstorm Sandy.

Current liabilities are $10,770,627 and $9,113,164, as of November 30, 2012 and 2011 respectively. Current liabilities at November 30, 2012 consisted of accounts payable, accrued liabilities, short-term capital lease obligations and dividends payable. As of November 30, 2012, there was $3,683,241 of open cooperative advertising commitments, of which $1,927,648 is from 2012, $1,116,951 is from 2011, $552,345 is from 2010 and $86,297 is from 2009. Of the total amount of $3,683,241, $1,212,067 is reflected as a reduction of gross accounts receivables, and $2,471,174 is recorded as an accrued expense. Cooperative advertising is advertising that is run by the retailers in which the Company shares in part of the cost. If it becomes apparent that this cooperative advertising was not utilized, the unclaimed cooperative advertising will be offset against the expense during the fiscal year in which it is determined that it did not run. This procedure is consistent with the prior year’s methodology with regard to the accrual of unsupported cooperative advertising commitments.

The Company’s long-term obligations are for a portion of its capitalized leases, which is for certain office and warehouse equipment and deferred tax liabilities. The deferred tax liability increased to $239,673 as of November 30, 2012 as compared to $182,339 as of November 30, 2011. The liability is due to the difference in depreciation between the Company’s books and income tax returns.

Stockholders’ equity decreased to $24,247,976 as of November 30, 2012 from $25,608,051 as of November 30, 2011. The decrease was due to decreases in retained earnings as a result of dividends issued of $1,975,244, offset partially by the net income of $465,452 in fiscal 2012, and an increase of unrealized gains in 2012 from unrealized losses in 2011. Retained earnings decreased to $21,813,136 at November 30, 2012 from $23,322,928 at November 30, 2011. Unrealized gains on marketable securities were $35,247 at November 30, 2012 as compared to unrealized losses of $(114,470) at November 30, 2011. Unrealized gains or losses reflect the difference between the cost and market price of the Company’s marketable securities as of the date of the financial statements, net of any tax expense or benefit. See Note 3 of the consolidated financial statements for further information regarding the Company’s marketable securities. The Company did not purchase any treasury stock during fiscal 2012. There were no common or preferred stock shares issued during fiscal 2012.

The Company had $1,460,199 that was provided by operating activities during fiscal 2012, as compared to $(515,876) that was used in operating activities during fiscal 2011. The increase in operating cash flow in fiscal 2012 was mainly due to increases in accounts payable and accrued liabilities offset by an increase in insurance claim receivable for Superstorm Sandy. The Company’s operating cash flow in fiscal 2011 was principally impacted by the increase in accounts receivable of $1,782,043. Net cash provided by investing activities was $2,664,199 during fiscal 2012, generated by the excess of the proceeds from the sale of some of the Company’s investments less securities purchased and the acquisition of equipment. The Company’s cash balance increased by $2,129,066 during fiscal 2012, net of $1,975,244 in dividends paid to the shareholders.

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

Our primary capital needs are seasonal working capital requirements and dividend payments. In addition, funds are kept on hand for any potential acquisitions, which the Company continues to explore. As of November 30, 2012, the Company had $2,283,772 of short-term marketable securities and $0 of non-current securities. The Company’s cash and cash equivalents together with both short and long term marketable securities, net of current liabilities were $1,341,826 as of November 30, 2012. The Company’s long term liabilities as of November 30, 2012, consist of deferred income tax liability of $239,673 and long-term capitalized lease obligations of $12,833. The Company does not have any bank debt or a bank line of credit. Due to the amount of cash and marketable securities on-hand, the Company does not believe that it needs the availability of a bank line of credit at this time. The Company believes that it has sufficient capital resources to meet its working capital requirements for the next twelve months.

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

An accounting estimate is deemed to be critical if it is reasonably possible that a subsequent correction could have a material effect on future operating results or financial condition. The following are estimates that management has deemed to be critical:

1.	Reserve for Returns—The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. The estimated reserve is based in part on historical returns as a percentage of gross sales. The current estimated return rate is 6.5% of gross sales. Management estimates that 22.5% of returns received are placed back into inventory, and the estimate for returns is adjusted to reflect the value of the returns placed into inventory. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account.

2.	Allowance for Doubtful Accounts – The allowance for doubtful accounts is an estimate of the loss that could be incurred if our customers do not make required payments. Trade receivables are periodically evaluated by management for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Estimates are made based on specific disputes and additional reserves for bad debt based on the accounts receivable aging ranging from 0.35% for invoices currently due to 2.0% for invoices more than ninety-one days overdue. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

3.	Inventory Obsolescence Reserve – Management reviews the inventory records on a monthly basis. Management deems to be obsolete finished good items that are no longer being sold, and have no possibility of sale within the ensuing twelve months. Components and raw materials are deemed to be obsolete if management has no planned usage of those items within the ensuing twelve months. In addition, management conducts periodic testing of inventory to make sure that the value reflects the lower of cost or market. If the value is below market, a provision is made within the inventory obsolescence reserve. This reserve is adjusted monthly, with changes recorded as part of cost of sales in the results of operations.

4.	Co-operative advertising Reserve – The Co-operative advertising reserve is an estimate of the amount of the liability for the co-operative advertising agreements with the Company’s customers. A portion of the reserve that is estimated to be deducted from future payments is a direct reduction of accounts receivable. The portion that the Company estimates to be deducted from future invoices rather than current accounts receivable is recorded as an accrued expense. Management reviews the co-operative advertising agreements for the current fiscal year with its customers on a monthly basis and adjusts them based on actual co-operative advertising events. The Company maintains an open liability for co-operative advertising contracts for which a customer has not claimed a deduction for the three years prior to the current fiscal year. Management evaluates the open liability for the prior three years on a monthly basis to determine if the liability continues to exist. Changes to the reserve are charged as a current period expense.

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

Contractual Obligations

The following table sets forth the contractual obligations as of November 30, 2012. Such obligations include the current lease for the Company’s premises, written employment contracts and License Agreements.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Leases on Premises (1)	$692,012	$1,384,024	$1,384,024	$3,114,054
Royalty Expense (2)	290,000	580,000	580,000	290,000
Employment Contracts (3)	2,558,966	4,683,324	1,472,090	660,000
Other Operating Leases	187,804	294,116	33,034	—
Capital Lease Obligations	4,303	8,605	8,605	—
Open Purchase Orders	4,368,716	—	—	—

Total Contractual Obligations	$8,101,801	$6,950,069	$3,477,754	$4,064,054

(1)	The lease is a net lease requiring a yearly rental of $486,012 plus Common Area Maintenance “CAM”, which includes real estate taxes, common area expense, utility expense, repair and maintenance expense and insurance expense. See Section Part I, Item 2. The rental provided above is the base rental and estimated CAM. The lease has an annual CPI adjustment, not to cumulatively exceed 30% in any consecutive five year period. The Company signed a new lease for the premises beginning June 1, 2012 and expiring May 31, 2022, with a renewal option at fair market value for an additional five years. CAM has been estimated at $206,000 per year for future years beginning June 1, 2012.

(2)	See Section Part I, Item 1(f). The Company is not required to pay any royalty in excess of realized sales if the Company chooses not to continue under the license. The figures set forth above reflect estimates of the anticipated minimum royalty expense required to maintain the licenses under the Alleghany Pharmacal and Joann Bradvica license agreements. The more than 5 years column only reflects one year of minimum payments; the payments can continue in perpetuity in order to maintain the license.
(3)

The Company had executed Employment Contracts with David Edell, its former Chief Executive Officer and Ira Berman, director emeritus and former Corporate Secretary (the “Executives”). Mr. Edell remains as a director of the Company. The contracts for both are exactly the same. Employment under the contracts expired on December 31, 2010. Upon expiration of the employment term on December 31, 2010, the Executives became consultants to the Company for an ensuing five year term in accordance with the provisions of the agreement. For the consulting services provided, the Executives were each paid $687,228 in fiscal 2012, pursuant to the terms of their respective agreements, which provides for a consulting payment equal to fifty percent (50%) of their annual base salary plus bonus that they received in 2010. Under the provisions of the employment contracts, this amount increases six (6%) percent per year for each successive year of the consulting term. The Executives are also entitled to all benefits that they had previously received as employees for the consulting term. Upon the death of the Executives within the consulting period, the Company is obligated for two successive years to pay their respective estate an amount equal to their total compensation at that time. On March 21, 2011, the compensation committee of the board of directors, acting on behalf of the Company, entered into an Employment Agreement (each, an “Employment Agreement”) with each of Dunnan D. Edell, Stephen A. Heit, and Drew Edell (each, an “Executive”). Pursuant to their respective Employment Agreements, Mr. Dunnan Edell was engaged to continue to serve as the Company’s President and Chief Executive Officer, Mr. Heit was engaged to continue to serve as the Company’s Executive Vice President and Chief Financial Officer, and Mr. Drew Edell was engaged to continue to serve as the Company’s Executive Vice President, Product Development and Production. Mr. Dunnan Edell died on February 9, 2013. Mr. Drew Edell is the son of David Edell, who is the Chief Executive Officer of the Company (effective February 10, 2013), a member of the Board of Directors of the Company and has served as a consultant to the Company. Except as set forth below, the Employment Agreements contain substantially similar terms to each other. The term of employment under each of the Employment Agreements runs from March 21, 2011 through December 31, 2013, and will continue thereafter for successive one-year periods unless the Company or the Executive chooses not to renew the respective Employment Agreement. Under the respective Employment Agreements, the base salaries of Mr. Dunnan Edell, Mr. Heit, and Mr. Drew Edell were established as $350,000, $250,000, and $275,000 per annum, respectively, subject to annual increases at the discretion of the Company’s Board of Directors. The Executives are eligible to receive an annual performance-based bonus under their respective Employment Agreement, and are entitled to participate in Company equity compensation plans. In addition, each of the Executives receives an automobile allowance, health insurance and certain other benefits. In the event of termination of the respective Employment Agreement as a result of the disability or death of the Executive, the Executive (or his estate or beneficiaries) shall be entitled to receive all base salary and other benefits earned and accrued until such termination as well as a single-sum payment equal to the Executive’s base salary and a single-sum payment equal to the value of the highest bonus earned by the Executive in the one-year period preceding the date of termination pro-rated for the number of days served in that fiscal year. If the Company terminates the Executive for Cause (as defined in the respective Employment Agreement), or the Executive terminates his employment in a manner not considered to be for Good Reason, the Executive shall be entitled to receive all base salary and other benefits earned and accrued prior to the date of termination. If the Company terminates the Executive in a manner that is not for Cause or due to the Executive’s death or disability, the Executive terminates his employment for Good Reason, or the Company does not renew the Employment Agreement after December 31, 2013, the Executive shall be entitled to receive a single-sum payment equal to his unpaid base salary and other benefits earned and accrued prior to the date of termination and a single-sum payment of an amount equal to three times (a) the average of the base salary amounts paid to Executive over the three calendar years prior to the date of termination, (b) if less than three years have elapsed between March 21, 2011 and the date of termination, the highest base salary paid to the Executive in any calendar year prior to the date of termination, or (c) if less than twelve months have elapsed between March 21, 2011 and the date of termination, the highest base salary received in any month times twelve. In addition, each Executive is entitled to certain benefits in connection with a Change of Control (as defined in their respective Employment Agreements). Under the Employment Agreements, each Executive agreed to non-competition restrictions for a period of six months following the end of the term of his Employment Agreement, during which period the Executive will be paid an amount equal to his base salary for a period of six months, and an amount equal to the pro rata share of any bonus attributable to the portion of the year completed prior to the date of termination. The Executives also agreed to confidentiality and non-solicitation restrictions under the Employment Agreements. The foregoing summary of the Employment Agreements are qualified in their entirety by the full text of the Employment Agreements, copies of which may be found in Form 8-K that was filed by Company on March 21, 2011 with the United States Securities and Exchange Commission. The Company also entered into an Employment Agreement with another Company executive, who is not a “named executive officer” within the meaning of the Securities Exchange Act of 1934, as amended and related regulations. The additional Employment Agreement referred to in the preceding sentence contains substantially similar terms as the Employment Agreements discussed above, except that the employee’s base salary is $135,000 per annum.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s financial statements (See Item 15) record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value). The investments are, categorically listed, in “Corporate Obligations”, “Limited Partnership”, “Common Stock”, and“Fixed Income”, (which, primarily, are intended to be held to maturity). $595,626 of the Company’s $2,283,772 portfolio of investments (as at Nov. 30, 2012) is invested in the “Common Stock” category. The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, however due to current securities market conditions, the Company cannot ascertain the risk of any future change in the market value of its’ investments.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are listed under Item 15 in this Form 10-K. The following financial data is a summary of the quarterly results of operations (unaudited) during and for the years ended November 30, 2012 and 2011:

		Three Months Ended
Fiscal 2012	Feb. 29	May 31	Aug. 31	Nov 30
Net Sales	$13,531,070	$14,596,899	$13,775,461	$11,265,592
Total Revenue	13,688,247	14,710,472	14,003,207	11,373,749
Cost of Products Sold	6,008,346	6,319,109	5,736,175	5,155,421
Gross Profit	7,522,724	8,277,790	8,039,286	6,110,171
Net Income (Loss)	$87,534	$302,100	$428,747	$(352,929)
Earnings (Loss) Per Share:
Basic	$0.01	$0.04	$0.06	$(0.05)
Diluted	$0.01	$0.04	$0.06	$(0.05)

		Three Months Ended
Fiscal 2011	Feb. 28	May 31	Aug. 31	Nov. 30
Net Sales	$12,410,914	$12,797,773	$12,113,942	$11,710,738
Total Revenue	12,571,106	12,885,313	12,228,988	11,826,482
Cost of Products Sold	4,730,374	4,988,813	5,130,071	5,601,210
Gross Profit	7,680,540	7,808,960	6,983,871	6,109,528
Net Income (Loss)	$343,105	$(247,268)	$399,294	$(3,433)
Earnings (Loss) Per Share:
Basic	$0.05	$(0.04)	$0.06	$0.00
Diluted	$0.05	$(0.04)	$0.06	$0.00

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 7, 2012, the Company engaged BDO USA, LLP (“BDO”) as the Company’s principal independent registered public accounting firm to audit its financial statements, replacing KGS LLP (“KGS”) as the Registrant’s independent registered public accounting firm, who were dismissed on the same day. The change was approved by the Audit Committee of the Company’s Board of Directors.

The Company had not consulted with BDO during the two fiscal years ended November 30, 2011 and November 30, 2010 and the subsequent interim period through March 7, 2012, regarding (i) the application of accounting principles to a specified transaction either completed or proposed or the type of audit opinion that might be rendered on the Registrant’s consolidated financial statements, and neither a written report was provided to the Registrant nor oral advice was provided that BDO concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement,” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a “reportable event,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

KGS’s report on the Registrant’s financial statements as of and for the fiscal years ended November 30, 2010 and 2011 did not contain any adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal years ended November 30, 2010, and November 30, 2011 and the subsequent interim period through March 7, 2012, there were (i) no disagreements between the Registrant and KGS on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which, if not resolved to the satisfaction of KGS would have caused KGS to make reference thereto in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. CONTROLS AND PROCEDURES

Under Section 404 of the Sarbanes-Oxley Act of 2002, The Company’s fiscal 2012 annual report is required to be accompanied by a “Section 404 Formal Report” by management on the effectiveness of internal controls over financial reporting. The Company’s officers are continually working to evaluate and confirm the effectiveness of the Company’s internal controls over financial reporting, that the Company’s data processing software systems and other procedures are effective and that the information created by the Company’s systems adequately confirm the validity of the information upon which the Company relies.

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

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of November 30, 2012, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Under Section 404 of the Sarbanes-Oxley Act of 2002, our management, including our Chief Executive Officer and Chief Financial Officer, are required to assess the effectiveness of the Company’s internal control over financial reporting as of November 30, 2012 and report, based on that assessment, whether the Company’s internal control over financial reporting was effective.

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

The Company’s management has assessed the effectiveness of its internal control over financial reporting as of November 30, 2012 using the criteria as set forth in Internal Control – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s assessment included documenting, evaluating and testing of the design and operating effectiveness of its internal control over financial reporting. Management of the Company has reviewed the results with the Audit Committee of the Board of Directors.

Based on the Company’s assessment, management has concluded that, as of November 30, 2012, the Company’s internal control over financial reporting was effective.

/s/ DAVID EDELL

David Edell, Chief Executive Officer

/s/ STEPHEN A. HEIT

Stephen A. Heit, Chief Financial Officer

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Executive Officers and Directors of the Company are as follows:

NAME	POSITION	YEAR OF FIRST COMPANY SERVICE

Stanley Kreitman	Chairman of the Board of Directors	1996

Sardar Biglari	Director	2011

Dr. Philip Cooley	Director	2011

Robert Lage	Director	2003

Jonathan Rothschild	Director (appointed August 15, 2012)	2012

David Edell	Chief Executive Officer and Director	1983

Stephen Heit	President, Treasurer and Chief Financial Officer	2005

Drew Edell	Director, Chief Operating Officer, Corporate Secretary and Director	1983

Stanley Kreitman, age 80, is Chairman of the Board of Directors of the Company. He has been Vice Chairman of Manhattan Associates an equity investment firm since 1994. He is a director of Medallion Financial Corp. (NASDAQ). Within the last five years, Mr Kreitman has held directorship positions at the following public companies: ,CapLease Inc.Inc. (formerly Capital Lease Financial Corp.) (NYSE), KSW,Inc. (listed on NASDAQ until its acquisition in 2012), Arbinet Corporation (listed on NASDAQ until its acquisition in 2011), and Sports Properties Acquisition Corp. and Renaissance Acquisition Corp. each of which was a special purpose company. He also serves as a director of the New York City Board of Corrections, Nassau County Crime Stoppers , and serves on the board of the Police Athletic League. From 1975 to 1993 he was President of the United States Banknote Corp. (NYSE), a securities printer.

Director Qualifications

•	Leadership experience as President of United States Banknote Corporation

•	Extensive experience serving on boards of directors of various corporations and organizations

•	Deemed by the Board of Directors to be an “audit committee financial expert” as defined by the SEC rules and “financially sophisticated” as defined by the NYSE-Amex rules.

Sardar Biglari, age 35, has served as Chairman, since June 2008, Chief Executive Officer, since August 2008, and a director, since March 2008, of Biglari Holdings Inc., a diversified holding company, and Chairman and Chief Executive Officer of Biglari Capital Corp., a wholly-owned subsidiary of Biglari Holdings and general partner of The Lion Fund, L.P., a private investment fund, since its inception in 2000. He has also served as Chairman, since March 2006, Chief Executive Officer and President, since May 2007, and a director, since December 2005, of Western Sizzlin Corporation, a diversified holding company, which was acquired by Biglari Holdings in March 2010.

Director Qualifications

•

Mr. Biglari has extensive managerial and investing experience in a broad range of businesses through his services as Chairman and Chief Executive Officer of Biglari Holdings Inc. and its major operating subsidiaries.

•	Experience serving on the boards of directors of public companies.

Philip Cooley, age 69, has served as Vice Chairman of the Board of Biglari Holdings Inc. since April 2009, and a director since 2008, as well as Chairman of the audit committee. He was the Prassel Distinguished Professor of Business at Trinity University, San Antonio, Texas, from 1985 to 2012. Dr. Cooley served as an advisory director of Biglari Capital Corp., general partner of The Lion Fund, L.P., since 2000 and as Vice Chairman and a director of Western Sizzlin Corporation from March 2006 and December 2005, respectively, until its acquisition by Biglari Holdings in March 2010. Dr. Cooley earned a Ph.D. from Ohio State University, a MBA from the University of Hawaii and a BME from the General Motors Institute. Dr. Cooley is past president of the Eastern Finance Association, and serves on its board, and of the Southern Finance Association. He also serves on the board of the Consumer Credit Counseling Service of Greater San Antonio.

Director Qualifications

•	Dr. Cooley has extensive business and investment knowledge and experience.

•	Experience serving on the boards of directors of public companies.

•	Author of more than 60 articles on financial topics, his work has appeared in the Journal of Finance, Journal of Business and others. He also has authored several books in finance.

Robert Lage, age 76, is a director of the Company, and a retired CPA. He was a partner at Pricewaterhouse Coopers Management Consulting Service prior to his retirement in 1997. He has been engaged in the practice of public accounting and management consulting since 1959. He received a BBA from Bernard Baruch College of the City University of New York in 1958.

Director Qualifications

•	Certified Public Accountant since 1959

•	Extensive experience as a partner at Price Waterhouse Coopers Management Consulting Service

•	Deemed by the Board of Directors to be an “audit committee financial expert” as defined by the SEC rules and “financially sophisticated” as defined by NYSE-Amex rules

Jonathan Rothschild, age 58, is a director of the Company. Mr. Rothschild has served as a director of Immucell, Inc., a NASDAQ listed biotechnology company, since 2001, and serves on its audit committee. He is President and sole owner of Arterio, Inc. which is in the vitamin and supplements business. Mr. Rothschild is also a director of the Anne Frank Center USA, a not-for-profit organization.

Director Qualifications

•	Extensive experience in the supplements business

•	Director and member of audit committee of a NASDAQ listed company

David Edell, age 80, is the Chief Executive Officer and is a director of the Company. Mr. Edell served as the Company’s Chief Executive Officer until November 30, 2010 and was re-appointed Chief Executive Officer on February 10, 2013 following the death of Dunnan D. Edell, our former CEO. From January 1, 2011 to February 10, 2013 he served as a consultant to the Company under an agreement that provided for a five year term that commenced January 1, 2011. Prior to his association with the Company, he was a marketing and financial consultant; and, by 1983, he had extensive experience in the health and beauty aids field as an executive director and/or officer of Hazel Bishop, Lanolin Plus and Vitamin Corporation of America. In 1954, David Edell received a Bachelor of Arts degree from Syracuse University.

Director Qualifications

•	Extensive experience in the consumer products market segment

•	Founder of the Company and leadership role since inception

Stephen Heit, age 58, joined CCA in May 2005 as Executive Vice President – Operations, and was appointed Chief Financial Officer in March 2006. On February 10, 2013 he was appointed President of the Company in addition to his responsibilities as Chief Financial Officer. Prior to that he was Vice President – Business Strategies for Del Laboratories, Inc., a consumer products company that was listed on the American stock exchange, from 2003 to 2005. Mr. Heit served as President of AM Cosmetics, Inc. from 2001 to 2003, as Chief Financial Officer from 1998 to 2003, and Corporate Secretary to the Board of Directors from 1999 to 2003. From 1986 to 1997 he was the Chief Financial Officer of Pavion Limited, and also served on the Board of Directors. He is a member of the Executive Board of Advisors of the Long Island University Post School of Management. He also served as a Director of Loeb House, Inc., a non-profit organization serving mentally handicapped adults from 1987 to 1995, and Director of Nyack Hospital Foundation from 1993 to 1995. He received a Bachelor of Science from Dominican College in 1976, with additional graduate work in Professional Accounting at Fordham University, and received an MBA in accounting from the University of Connecticut Graduate Business School.

Drew Edell, the 55 year-old son of David Edell, is a graduate of Pratt Institute, where he received a Bachelor’s degree in Industrial Design. Mr. Edell is the Chief Operating Officer effective February 10, 2013, and has served as Corporate Secretary since December 2010. He was appointed as a Director of the Company on February 10, 2013 to fill the remaining term of Dunnan Edell who died on February 9, 2013. He joined the Company in 1983, and in 1985, he was appointed Vice President of Product Development and Production. Mr. Edell is the son of David Edell, who is a director and Chief Executive Officer of the Company.

Director Qualification

•	Extensive experience in the consumer products market segment

•	Employed with the Company since inception

Committees of the Board of Directors

The Board of Directors has established three committees. The audit committee is comprised solely of independent directors, Robert Lage, who serves as its’ Chairman, Sardar Biglari, Philip Cooley, Stanley Kreitman, and Jonathan Rothschild. Mssrs. Biglari, Lage, Cooley, Kreitman and Rothschild each qualify as a “financial expert” as defined by the United States Securities and Exchange Commission in Regulation S-K, Sardar Biglari, Philip Cooley, Stanley Kreitman, Robert Lage and Jonathan Rothschild are “independent” as that term is used in Section 10(m)(3) of the Exchange Act and NYSE-MKT rules and are “financially sophisticated” as defined by NYSE-MKT rules. The compensation committee is comprised of Philip Cooley, Stanley Kreitman, Robert Lage and Jonathan Rothschild. Each member of the compensation committee is “independent” as defined by NYSE-MKT rules. The nominating committee is comprised of Philip Cooley, Stanley Kreitman and Jonathan Rothschild. James Mastrian was a member of the audit, compensation and nominating committees prior to his resignation as a director on August 15, 2012. Jonathan Rothschild was appointed as a director of the Company, effective August 15, 2012.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and beneficial owners of more than ten percent of the Company’s Common Stock to file reports regarding ownership of the Company’s Common Stock with the SEC, and to furnish the Company with copies of all such filings. Based solely on a review of these filings, the Company believes that all filings were timely made in fiscal 2012, except for one Form 4 for Stephen Heit that was filed late on February 17, 2012 to report five small acquisitions of common stock pursuant to a Rule 10b5-1 dividend reinvestment plan.

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

Item 11. EXECUTIVE COMPENSATION

i. Summary Compensation Table

The following table summarizes compensation earned in the 2012, 2011 and 2010 fiscal years by the following named officers:

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	All Other Compensation ($) (2)	Total ($)
Dunnan D. Edell (3)	2012	350,000	50,000	24,953	424,953
Former Chief	2011	350,000	100,000	22,735	472,735
Executive Officer	2010	350,000	64,000	17,977	431,977
Stephen A. Heit	2012	250,000	—	28,513	278,513
President,	2011	250,000	40,000	21,310	311,310
Chief Financial Officer	2010	250,000	23,333	12,709	286,042
Drew Edell	2012	275,000	—	22,690	297,690
Chief Operating	2011	275,000	40,000	21,703	336,703
Officer	2010	275,000	32,000	17,140	324,140

(1)	Bonus amounts represent amounts earned in each respective fiscal year, not necessarily paid in each year.
(2)	Includes the personal use value of Company leased automobiles, the value of Company-provided life insurance, and health insurance that is made available to all employees. Please see Item. 11, section v.—Employment Contracts/Compensation Program for further information regarding the compensation of Dunnan D. Edell, Stephen A. Heit and Drew Edell.
(3)	Dunnan D. Edell died on February 9, 2013.

ii. Outstanding Equity Awards at 2012 Fiscal Year End

None of our named executive officers had any outstanding equity awards as of the end of fiscal 2012. There were no stock options granted or options exercised during fiscal 2012.

iii. Compensation of Directors

The following table is the fees earned or paid in cash to each director, with respect to their service as directors, during fiscal 2012:

Director	Year Ended Nov. 30, 2012
Sardar Biglari	47,500
Philip Cooley	47,500
David Edell	45,000
Stanley Kreitman	62,500
Robert Lage	77,500
James Mastrian (1)	42,500
Jonathan Rothschild (1)	11,250

(1)	James Mastrian resigned as a director of the Company, effective August 15, 2012. Jonathan Rothschild was appointed as director of the Company, effective the same date.

Each outside director was paid $2,500 for a conference call meeting and $5,000 per meeting for attendance in person at board meetings in fiscal 2012 (without additional compensation for committee meetings, other than as noted below). Effective August 4, 2011, the Board of Directors approved an annual retainer of $25,000 for each outside director, in addition to the conference call or in person meeting payments. The Board of Directors met four times in person during fiscal 2012, and one additional time by conference call, for an aggregate compensation of $288,750, not including Mr. Kreitman’s additional compensation of $15,000 as Chairman of the Board, and Mr. Lage’s additional compensation of $30,000 as chairman of the audit committee. No stock options were awarded.

iv. Executive Compensation Principles—Compensation Committee

The Company’s Executive Compensation Program is based on guiding principles designed to align executive compensation with Company values and objectives, business strategy, management initiatives, and financial performance. In applying these principles the Compensation Committee of the Board of Directors, comprised of Philip Cooley, Stanley Kreitman, Robert Lage and Jonathan Rothschild has established a program to:

Reward executives for long-term strategic management and the enhancement of shareholder value.

Integrate compensation programs with both the Company’s annual and long-term strategic planning.

Support a performance-oriented environment that rewards performance not only with respect to Company goals but also Company performance as compared to industry performance levels.

The Compensation Committee has a charter, which may be found in the investor section of the Company’s web site, www.ccaindustries.com under Corporate Governance. Compensation, including annual bonus amounts, for the executive officers named in the Summary Compensation Table (other than the Chief Executive Officer), are recommended by the Chief Executive Officer, and approved by the Compensation Committee and the Board of Directors.

v. Employment Contracts/Compensation Program

The Compensation Committee (the “Committee”) determines the level of salary and bonuses, if any, for key executive officers of the Company. The Committee determines the salary or salary range based upon competitive norms. Actual salary changes are based upon performance, and bonuses are awarded by the Committee and approved by the independent directors of the board in consideration of the employee’s performance during the fiscal year and, except for the Company’s Chief Executive Officer, upon the recommendation of the Company’s Chief Executive Officer.

On March 21, 2011, the Committee, acting on behalf of the Company, entered into an Employment Agreement (each, an “Employment Agreement”) with each of Dunnan Edell, Stephen A. Heit, and Drew Edell (each, an “Executive”). Pursuant their respective Employment Agreements, Mr. Dunnan Edell was engaged to continue to serve as the Company’s President and Chief Executive Officer, Mr. Heit has been engaged to continue to serve as the Company’s Executive Vice President and Chief Financial Officer, and Mr. Drew Edell has been engaged to continue to serve as the Company’s Executive Vice President, Product Development and Production. Dunnan Edell died on February 9, 2013. Stephen Heit was appointed President of the Company in addition to his responsibilities as Chief Financial Officer and Drew Edell was appointed Chief Operating Officer, effective February 10, 2013.

Mr. Drew Edell is the son of David Edell, who is a member of the Board of Directors of the Company and served as a consultant to the Company until his re-appointment as Chief Executive of the Company on February 10, 2013. Except as set forth below, the Employment Agreements contain substantially similar terms to each other. The term of employment under each of the Employment Agreements runs from March 21, 2011 through December 31, 2013, and will continue thereafter for successive one-year periods unless the Company or the Executive chooses not to renew the respective Employment Agreement.

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

The exercise price of all options must be at least equal to one hundred percent (100%) of the fair market value of the underlying stock on the date of grant. The aggregate fair market value of stock of the Company (determined at the date of the option grant) for which any employee may be granted Incentive Stock Options in any calendar year may not exceed $100,000, plus certain carryover allowances. The exercise price of an Incentive Stock Option granted to any participant who owns stock possessing more than ten percent (10%) of the voting rights of the Company’s outstanding capital stock must be at least one hundred-ten percent (110%) of the fair market value on the date of grant. As of November 30, 2012, there were no outstanding stock options.

viii. Performance Graph

Set forth below is a line graph comparing cumulative total shareholder return on the Company’s Common Stock, with the cumulative total return of companies in the Dow Jones US Index and the cumulative total return of Dow Jones’s Personal Products Index.

Copyright© 2012 Dow Jones & Company. All rights reserved.

	11/07	11/08	11/09	11/10	11/11	11/12
CCA Industries, Inc.	100.00	39.92	50.37	67.09	67.20	62. 18
Dow Jones US	100.00	61.37	78.35	87.88	94.30	109.38
Dow Jones US Personal Products	100.00	77.22	103.19	102.62	120.55	139.35

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information as of November 30, 2012 with respect to compensation plans under which shares of the Company’s Common Stock may be issued:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of shares to be issued upon exercise of out- standing options warrants and rights	Weighted- average exercise price of outstanding options	Number of shares remaining and available for future issuance under equity compensation plans (excluding shares in the first column)
Equity compensation plans approved by security holders	—	—	1,000,000
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	1,000,000

The following table sets forth certain information regarding the ownership of the Company’s Common Stock, Class A Common Stock and ownership of all shares outstanding as of February 1, 2013 by (i) each of the directors and director nominees, (ii) each of the named executive officers listed in the summary compensation table and (iii) each person that the Company is aware to be the beneficial owner of more than five percent of the outstanding shares of Common Stock and/or Class A Common Stock and (iv) all current officers and directors as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is the beneficial owner of them.

Beneficial Ownership of Equity Securities

			Ownership	Ownership	Ownership
	Number of Shares Owned		Percentage of	Percentage of	Percentage of
Name	Common Stock	Class A Common Stock	Common Stock Outstanding (2)	Class A Stock Outstanding (1)	All Shares Outstanding
David Edell	146,609	484,615	2.4%	50.1%	8.9%
Sardar Biglari (3)	776,259	—	12.8%	—	11.0%
Philip Cooley	—	—	—	—	—
Stanley Kreitman	15,000	—	*	—	*
Robert Lage	—	—	—	—	—
Jonathan Rothschild	220,417	—	3.6%	—	3.1%
Dunnan D. Edell	77,158	—	1.3%	—	1.1%
Drew Edell	98,108	—	1.6%	—	1.4%
Stephen A. Heit	2,581	—	*	—	*
Officers & Directors
As a Group (11 persons)	1,336,132	484,615	22.0%	50.1%	25.8%

*	Represents less than one percent (1%) of the outstanding shares of the class.
(1)	David Edell is a director of the Company and was re-appointed Chief Executive Officer of the Company on February 10, 2013. The address of David Edell is 200 Murray Hill Parkway, East Rutherford, New Jersey 07073.
(2)	Dunnan Edell was an officer and director who died on February 9, 2013. Mr. Stephen Heit is an officer. Mr. Drew Edell is a director and an officer. Messrs. Biglari, Cooley, Kreitman, Lage, and Rothschild are independent, outside directors. James P. Mastrian resigned as a director, effective August 15, 2012.
(3)	Based on information contained in Schedule 13-D/Afiled on August 8, 2011with the SEC by Biglari Holdings Inc. The amount reported includes 388,130 shares held by Biglari Holdings Inc. Sardar Biglari is the Chairman and Chief Executive Officer of Biglari Holdings Inc. and has investment discretion over the securities owned by Biglari Holdings Inc. By virtue of this relationship, Sardar Biglari may be deemed to beneficially own the shares owned by Biglari Holdings Inc. Sardar Biglari expressly disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The amount reported also includes 388,129 shares held by the The Lion Fund, L.P. (“The Lion Fund”). Biglari Capital Corp. (“BCC”) is the general partner of the Lion Fund and is a wholly-owned subsidiary of Biglari Holdings Inc. Sardar Biglari is the Chairman and Chief Executive Officer of BCC and has investment discretion over the securities owned by the Lion Fund. By virtue of these relationships, BCC, Biglari Holdings Inc. and Sardar Biglari may be deemed to beneficially own the 388,129 shares owned directly by The Lion Fund. Each of BCC, Biglari Holdings Inc. and Sardar Biglari expressly and respectively disclaims beneficial ownership of such shares except to the extent of their respective pecuniary interest therein. The principal business address of each of Biglari Holdings, Inc., Sardar Biglari, BCC and The Lion Fund is 17802 IH 10 West, Suite 400, San Antonio, Texas 78257.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During fiscal 2012 and 2011, as per their respective Employment Agreements, the Company made payments of $687,222 and $648,628 each to David Edell and Ira Berman for consulting services provided during those years and certain other benefits as per their Employment Agreements. In addition, in March 2011, the Company entered into Change of Control Agreements with each of David Edell and Ira Berman, which could result in payments to such persons in the event of a Change of Control (as defined in the Change of Control Agreements). Both of David Edell and Ira Berman served as executives of the Company in fiscal 2010 and are each currently beneficial owners of greater than 5% of the Company’s voting securities. David Edell currently serves as the Chief Executive Officer and a director of the Company and Mr. Berman served as director of the Company during fiscal 2011. See “Employment Agreements – David Edell and Ira W. Berman” above for additional information on the Employment Agreements and Change of Control Agreements (see Item 7 – Contractual Obligations for further information on the Employment Agreements).

The independent directors of the Company are: Sardar Biglari, Philip Cooley, Robert Lage, Stanley Kreitman and Jonathan Rothschild. There were no transactions, relationships or arrangements not disclosed in this item that would need to be considered by the Company’s board of directors in determining the director’s independence.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

BDO USA, LLP (“BDO”) served as the Company’s independent registered public accounting firm for 2012. KGS LLP (“KGS”) served as the Company’s independent registered public accounting firm for 2011. The services performed by both BDO and KGS in this capacity included conducting an audit in accordance with generally accepted audit standards of, and expressing an opinion on, the Company’s consolidated financial statements.

Audit Fees

BDO’s fees for professional services rendered in connection with the audit and review of Forms 10-K and all other SEC regulatory filings were $175,000 for the 2012 fiscal year. The Company has paid and is current on all billed fees.

Audit Related Fees

There were no audit related fees in fiscal 2012.

Tax Fees

BDO’s fees for professional services rendered in connection with Federal and State tax return preparation and other tax matters for the 2012 fiscal year was $45,000.

All Other Fees

There were no other fees in fiscal 2012.

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

Table of Contents, Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of November 30, 2012 and 2011, Consolidated Statements of Operations for the years ended November 30, 2012, 2011 and 2010, Consolidated Statements of Comprehensive (Loss) Income for the years ended November 30, 2012, 2011 and 2010, Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2012, 2011 and 2010, Consolidated Statements of Cash Flows for the years ended November 30, 2012, 2011 and 2010, Notes to Consolidated Financial Statements.

Financial Statement Supplementary Information:

(a) (2)	Schedule II: Valuation Accounts; Years Ended November 30, 2012, 2011 and 2010.

(a) (3)	Exhibits: The following exhibits are filed herewith or incorporated by reference

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

Shareholders may obtain (without charge) a copy of this Annual Report on Form 10-K (including the financial statements and financials statement schedules) and a copy of any exhibit not filed herewith (upon payment of a fee limited to our reasonable expenses in furnishing such exhibit) by writing to CCA Industries, Inc., 200 Murray Hill Parkway, East Rutherford, New Jersey 07073. The Company also makes the reports it files to be available in the Investor Relations section of its website (http://www.ccaindustries.com). Moreover, the public may read and copy any materials we file with the SEC (including the exhibits thereto) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

CCA INDUSTRIES, INC.

By:	/s/ STEPHEN A. HEIT
STEPHEN A. HEIT, President

Date:	February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID EDELL	Chief Executive Officer,	February 28, 2013
DAVID EDELL	Director

/s/ STANLEY KREITMAN	Chairman of the Board	February 28, 2013
STANLEY KREITMAN	of Directors

/s/ STEPHEN A. HEIT	President,	February 28, 2013
STEPHEN A. HEIT	Chief Financial Officer

/s/ SARDAR BIGLARI	Director	February 28, 2013
SARDAR BIGLARI

/s/ PHILIP COOLEY	Director	February 28, 2013
PHILIP COOLEY

/s/ DREW EDELL	Chief Operating Officer,	February 28, 2013
DREW EDELL	Director

/s/ ROBERT LAGE	Director	February 28, 2013
ROBERTLAGE

/s/ JONATHAN ROTHSCHILD	Director	February 28, 2013
JONATHAN ROTHSCHILD

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2012 AND 2011

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CCA Industries, Inc.

East Rutherford, New Jersey

We have audited the accompanying consolidated balance sheet of CCA Industries, Inc. and Subsidiaries as of November 30, 2012 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCA Industries, Inc. and Subsidiaries at November 30, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA LLP

Woodbridge, New Jersey

February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CCA Industries, Inc.

East Rutherford, New Jersey

We have audited the consolidated balance sheet of CCA Industries, Inc. and Subsidiaries as of November 30, 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the two fiscal years in the period ended November 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCA Industries, Inc. and Subsidiaries as of November 30, 2011, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended November 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KGS LLP

February 28, 2012

Jericho, New York

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

A S S E T S

	NOVEMBER 30,
	2012	2011
Current Assets
Cash and cash equivalents	$9,828,681	$7,699,615
Short-term investments and marketable securities (Notes 2 and 3)	2,283,772	2,361,996
Accounts receivable, net of allowances of $1,133,561 and $997,833, respectively	8,073,398	7,743,601
Inventories, net of reserve for inventory obsolescence of $671,609 and $892,226, respectively (Notes 2 and 4)	9,794,448	9,460,408
Insurance claim receivable (Note 5)	800,000	—
Prepaid expenses and sundry receivables	671,093	947,087
Prepaid and refundable income taxes (Note 10)	745,177	718,828
Deferred income taxes (Note 10)	1,242,484	1,738,949

Total Current Assets	33,439,053	30,670,484

Property and equipment, net of accumulated depreciation and amortization (Notes 2 and 6)	1,024,901	526,100

Intangible assets, net of accumulated amortization (Notes 2 and 7)	782,655	673,117

Other assets
Marketable securities (Notes 2 and 3)	—	2,983,026
Other	24,500	52,800

Total Other Assets	24,500	3,035,826

Total Assets	$35,271,109	$34,905,527

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

LIABILITIES AND SHAREHOLDERS’ EQUITY

	NOVEMBER 30,
	2012	2011
Current Liabilities
Accounts payable and accrued liabilities (Note 8)	$10,262,950	$8,566,544
Capitalized lease obligations	4,426	5,577
Income taxes payable (Note 10)	9,440	47,232
Dividends payable (Note 1 1)	493,811	493,811

Total Current Liabilities	10,770,627	9,113,164
Deferred income tax liability (Note 10)	239,673	182,339
Capitalized lease obligations – long term	12,833	1,973

Total Liabilities	11,023,133	9,297,476

Commitments and Contingencies (Note 11)
Shareholders’ Equity
Preferred stock, $1.00 par; authorized 20,000,000 shares; none issued	—	—
Common stock, $.01 par; authorized 15,000,000 shares; issued and outstanding 6,086,740 and 6,086,740 shares, respectively	60,867	60,867
Class A common stock, $.01 par; authorized 5,000,000 shares; issued and outstanding 967,702 and 967,702 shares, respectively	9,677	9,677
Additional paid-in capital	2,329,049	2,329,049
Retained earnings	21,813,136	23,322,928
Unrealized gains (losses) on marketable securities (Note 3)	35,247	(114,470)

Total Shareholders’ Equity	24,247,976	25,608,051

Total Liabilities and Shareholders’ Equity	$35,271,109	$34,905,527

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended November 30,
	2012	2011	2010
Revenues
Sales of health and beauty aid products, net	$53,169,022	$49,033,367	$50,345,213
Other income (Note 9)	606,653	478,522	466,429

Total Revenues	53,775,675	49,511,889	50,811,642

Costs and Expenses
Cost of sales	23,219,051	20,450,468	21,808,009
Selling, general and administrative expenses	21,727,273	21,967,327	21,139,743
Advertising, cooperative and promotions	7,142,284	5,436,565	7,493,282
Research and development	769,637	714,565	619,147
(Recovery of) doubtful accounts	(26,851)	(11,135)	(130,192)
Interest expense	299	860	4,033

Total	52,831,693	48,558,650	50,934,022
Advertising Litigation Expense	—	—	2,235,465

Total Costs and Expenses	52,831,693	48,558,650	53,169,487

Income (Loss) before Provision for (Benefit from) Income Taxes	943,982	953,239	(2,357,845)
Provision for (Benefit from) income taxes	478,530	461,541	(693,085)

Net Income (Loss)	$465,452	$491,698	$(1,664,760)

Weighted Average Shares Outstanding
Basic	7,054,442	7,054,442	7,054,442

Diluted	7,054,442	7,054,442	7,054,442

Earnings (Loss) Per Common Share (Note 2):
Basic	$0.07	$0.07	$(0.24)

Diluted	$0.07	$0.07	$(0.24)

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended November 30,
	2012	2011	2010
Net Income (Loss)	$465,452	$491,698	$(1,664,760)
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) arising during the period, net of tax	226,492	(77,959)	232,208
Less: Reclassification adjustment for gains (losses) included in net income, net of tax (Note 3, Note 10)	76,774	490	(6,299)

Comprehensive Income (Loss)	$615,170	$413,249	$(1,426,253)

Unrealized holding gains (losses) for the years ended November 30, 2012 , 2011, and 2010 is net of a deferred tax (expense) benefit from unrealized gains (losses) of $(143,106), $52,591 and $(19,154), respectively.

The reclassification adjustment for gains (losses) for the years ended November 30, 2012, 2011 and 2010 is net of a deferred tax (expense) benefit of $(44,896), $(325) and $4,182, respectively.

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2012, 2011 AND 2010

					UNREALIZED
			ADDITIONAL		GAIN (LOSS) ON	TOTAL
	COMMON STOCK		PAID IN	RETAINED	MARKETABLE	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	EARNINGS	SECURITIES	EQUITY
Balance – December 1, 2009	7,054,442	$70,544	$2,329,049	$28,446,478	$(274,528)	$30,219,848
Net Loss for the year	—	—	—	(1,664,760)	—	(1,664,760)
Dividends declared	—	—	—	(1,975,244)	—	(1,975,244)
Unrealized gain on marketable securities, net of tax	—	—	—	—	238,507	238,507

Balance – November 30, 2010 –	7,054,442	70,544	2,329,049	24,806,474	(36,021)	30,571,543
Net Income for the year	—	—	—	491,698	—	491,698
Dividends declared	—	—	—	(1,975,244)	—	(1,975,244)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(78,449)	(78,449)

Balance – November 30, 2011	7,054,442	70,544	2,329,049	23,322,928	(114,470)	25,608,051
Net Income for the year	—	—	—	465,452	—	465,452
Dividends declared	—	—	—	(1,975,244)	—	(1,975,244)
Unrealized gain on marketable securities, net of tax	—	—	—	—	149,717	149,717

Balance – November 30, 2012	7,054,442	$70,544	$2,329,049	$21,813,136	$35,247	$24,247,976

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended November 30,
	2012	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$465,452	$491,698	$(1,664,760)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	213,957	205,356	229,476
Change in allowance for bad debts	(26,851)	28,452	(106,484)
(Gain) Loss on sale of securities	(121,670)	(815)	10,481
Loss on write off of fixed assets	79,893	—	—
(Gain) on sale of property, plant, and equipment	(5,748)	—	—
Loss on impairment of intangible assets	—	—	21,742
Deferred income taxes	455,590	133,122	(778,611)
Change in Operating Assets and Liabilities:
(Increase) Decrease in accounts receivable	(302,947)	(1,782,043)	1,729,747
(Increase) in inventories	(334,040)	(383,174)	(749,957)
(Increase) in insurance claim receivable	(800,000)	—	(361,639)
Decrease (increase) in prepaid expenses and miscellaneous receivables	175,994	390,660	(236,969)
(Increase) decrease in prepaid income taxes and refundable income tax	(26,346)	280,871	(910,167)
Decrease in other assets	28,300	12,500	—
Increase in accounts payable and accrued liabilities	1,696,407	60,265	325,689
(Decrease) increase in income taxes payable	(37,792)	47,232	(147,153)

Net Cash Provided By (Used in) Operating Activities	1,460,199	(515,876)	(2,638,605)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(766,647)	(180,306)	(95,058)
Proceeds from sale of property, plant, and equipment	10,000	—	—
Purchase of intangible assets	(10,000)	—	—
Purchase of available for sale securities	(1,000,046)	(1,193,419)	(12,637,821)
Proceeds from sale of marketable securities	4,430,892	3,516,000	17,619,057

Net Cash Provided by Investing Activities	2,664,199	2,142,275	4,886,178

Cash Flows from Financing Activities:
Payments for capital lease obligation	(20,088)	(15,795)	(52,443)
Dividends paid	(1,975,244)	(1,975,244)	(1,975,244)

Net Cash (Used in) Financing Activities	(1,995,332)	(1,991,039)	(2,027,687)

Net Increase (Decrease) In Cash and Cash Equivalents	2,129,066	(364,640)	219,886
Cash and Cash Equivalents at Beginning of Year	7,699,615	8,064,255	7,844,369

Cash and Cash Equivalents at End of Year	$9,828,681	$7,699,615	$8,064,255

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$299	$860	$4,033
Income taxes	72,499	2,670	1,422,836
Supplemental Disclosure of Non-Cash Information:
Fixed assets acquired by capital leases	29,796	—	—
Conversion of deposit to intangible asset	100,000	—	—
Dividends declared	1,975,244	1,975,244	1,975,244

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

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Short-Term Investments and Marketable Securities:

Short-term investments and marketable securities consist of certificates of deposits,

corporate and government bonds, and equity securities. The Company has classified its investments as Available-for-Sale securities. Accordingly, such investments are reported at fair value, with the resultant unrealized gains and losses reported as a separate component of shareholders’ equity. Fair value for Available-for-Sale securities is determined by reference to quoted market prices or other relevant information.

Accounts Receivable (see also Cooperative Advertising)

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE	2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment and Depreciation and Amortization (Continued)

When the Company sells or otherwise disposes of property and equipment, the cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is included in earnings.

Depreciation and amortization are provided on the straight-line method over the following estimated useful lives or lease terms of the assets:

Machinery and equipment	5-7 Years
Office Furniture and fixtures	3-10 Years
Tools, dies and masters	3 Years
Transportation equipment	5 Years
Leasehold improvements	Lesser of Remaining life of the lease (9.5 years)

Intangible Assets:

Intangible assets, which consist of patents and trademarks, are stated at cost. Patents are amortized on the straight-line method over a period of 17 years. Such intangible assets are reviewed for potential impairment on a quarterly basis.

Long-Lived Assets:

Long-lived assets are assets in which the Company has an economic benefit for longer than twelve months from the date of the financial statement. Long-lived assets include property and equipment, intangible assets and other assets. Marketable securities that have a maturity of more than twelve months and security deposits are included in other assets. The Company evaluates impairment losses on long-lived assets used in operations when events and circumstances indicate that the asset might be impaired. If the review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to its fair value. Fair value will be determined based on quoted market values, discounted cash flows or appraisals. Impairments are recorded in the statement of operations as part of selling, general and administrative expenses.

Financial Instruments:

The carrying value of assets and liabilities considered financial instruments due to their short-term nature approximate their respective fair value.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE	2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition: (See also Cooperative Advertising)

The Company recognizes sales in accordance with ASC Topic 605 “Revenue Recognition”. Revenue is recognized upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Included in sales incentives are coupons that the Company issues that are redeemed by its customers. Redemptions are handled by a coupon national clearing house. The Company also has estimated that there is an approximate six week lag in coupon redemptions, with the estimated cost recorded as an accrued liability. Although no legal right of return exists between the customer and the Company, returns are accepted if it is in the best interests of the Company’s relationship with the customer. The Company, therefore, records a reserve for returns based on the historical returns as a percentage of sales in the five preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances. Those returns which are anticipated to be taken as credits against the balances as of November 30th are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Changes in the estimated coupon reserve and sales return reserve are recorded to Sales of Health and Beauty Aid Products, net in the Consolidated Statement of Operations.

Cooperative Advertising

Cooperative advertising is accrued based on a combination of new contracts given to the customers in the current fiscal year, along with what is left open from prior years. Specific new contracts in the current fiscal year are identified as sales incentives (see sales incentives) and those contracts reduce revenues for the current period. The open balances for all years open are reduced throughout the year by either the customer advertising and submitting the proof according to the contract or by customer post audit adjustments that finalize any amount due. Any item open more than four years is closed unless management believes that a deduction may still be taken by the customer. The balance of open cooperative advertising is then allocated between accrued liabilities and the allowance for cooperative advertising. Open cooperative advertising for the fiscal year ended November 30, 2012 that was accrued for in previous year was decreased by $640,000 as the result of completion of customer post audit adjustments. There were no adjustments for the fiscal year ended November 30, 2011. For the fiscal year ended November 30, 2010, the reserve for open cooperative advertising was increased by $192,690.

Sales Incentives: (See Cooperative Advertising)

In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expense. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income (loss).

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE	2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping Costs:

The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expense as incurred. For the years ended November 30, 2012, 2011 and 2010, included in selling, general and administrative expenses are shipping costs amounting to $3,272,759, $2,912,474, and $2,706,883, respectively.

Advertising Costs:

The Company’s policy for financial reporting is to charge advertising costs to expense as incurred. Advertising, cooperative and promotional expense for the years ended November 30, 2012, 2011 and 2010 were $7,142,284, $5,436,565 and $7,493,282, respectively.

Research and Development Costs:

The Company’s policy for financial reporting is to charge research and development costs to expense as incurred. Research and development costs for the years ended November 30, 2012, 2011 and 2010 were $769,637, $714,565 and $619,147, respectively.

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

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of November 30, 2012 and November 30, 2011. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

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

Reclassifications:

Certain prior years amounts have been reclassified to conform with the current year’s presentation.

NOTE 3—SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

Short-term investments and marketable securities, which consist of stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold in the next fiscal year. The remaining investments are considered non-current assets. The cost and market values of the investments at November 30, 2012 and November 30, 2011 are as follows:

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3	— SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

	November 30,		November 30,
	2012		2011
	COST	MARKET	COST	MARKET
Current:
Corporate Obligations	$1,004,490	$995,827	$970,461	$964,357
Limited Partnership	223,373	292,680	223,373	234,445
Preferred Stock	—	—	454,855	382,340
Common Stock	600,046	595,626	443,818	557,827
Mutual Funds	—	—	285,480	223,027
Fixed Income	400,000	399,639	—	—

Total	$2,227,909	$2,283,772	$2,377,987	$2,361,996

	November 30,		November 30,
	2012		2011
	COST	MARKET	COST	MARKET
Non-Current:
Corporate Obligations	—	—	754,518	734,418
Preferred Stock	—	—	2,404,581	2,248,608

Total	—	—	3,159,099	2,983,026

Total	$2,227,909	$2,283,772	$5,537,086	$5,345,022

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—	SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

The market value at November 30, 2012 was $2,283,772 as compared to $5,345,022 at November 30, 2011. The gross unrealized gains and (losses) were $76,119 and $(20,256) for November 30, 2012 and $188,265 and $(380,335) for November 30, 2011, respectively. The cost and market values of the investments at November 30, 2012 were as follows:

Name of Issuer and Title of Each Issue	Maturity Date	Interest Rate	Number of Units-Principal Amount of Bonds and Notes	Cost of Each Issue	Market Value of Each Issue at Balance Sheet Date	Amount at Which Each Portfolio of Equity Security Issue and Each Other Security Issue Carried in Balance Sheet
CORPORATE OBLIGATIONS:
Barclays Bank	10/07/13	1.1500%	500,000	500,000	493,375	493,375
America Express Credit Corp	12/15/12	3.9000%	200,000	250,000	250,007	250,007
JP Morgan Chase Series	09/30/13	1.6500%	250,000	254,490	252,445	252,445

				1,004,490	995,827	995,827

Limited Partnerships:
Energy Transfer Partners			1,000	50,695	43,890	43,890
Enterprise Prods Partners			500	21,190	25,915	25,915
Kinder Morgan Energy			500	34,762	40,755	40,755
Magellan Midstream Partners			1,000	53,113	88,960	88,960
Plains All Amern Pipeline			1,000	63,613	93,160	93,160

				223,373	292,680	292,680

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3	— SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

Name of Issuer and Title of Each Issue	Maturity Date	Interest Rate	Number of Units-Principal Amount of Bonds and Notes	Cost of Each Issue	Market Value of Each Issue at Balance Sheet Date	Amount at Which Each Portfolio of Equity Security Issue and Each Other Security Issue Carried in Balance Sheet
Common Stock:
S&P 500 ETF Trust			4,190	600,046	595,626	595,626

				600,046	595,626	595,626

Fixed Income
Homebanc Natl Assn	1/30/2013	0.20%	150	150,000	149,954	149,954
Safra Natl Bank CD	11/14/13	0.45%	250	250,000	249,685	249,685

				400,000	399,639	399,639

TOTALS				2,227,909	2,283,772	2,283,772

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3	— SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

During the years ended November 30, 2012, 2011 and 2010, available-for-sale securities were liquidated and proceeds amounting to $4,430,892, $3,516,000 and $17,619,057 were received, with resultant realized gains (losses) totaling $121,670, $815, and $(10,481), respectively. Cost of available-for-sale securities includes unamortized premium or discount.

As of November 30, 2012, the Company had unrealized gains on its investments of $55,863. This amount was reduced by deferred tax of $20,616, of which a $77,594 benefit was recorded in prior fiscal years and an expense of $98,210 was recorded in fiscal 2012. The unrealized gains are accounted for under mark-to-market rules for Available-for-Sale securities. Please see Note 2 for further information.

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

Description	November 30, 2012	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate obligations	$995,827	$—	$995,827
Limited Partnerships	292,680	292,680	—
Common Stocks	595,626	595,626	—
Fixed Income	399,639	399,639	—

Total	$2,283,772	$1,287,945	$995,827

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3	— SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (CONTINUED)

Description	November 30, 2011	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate obligations	$1,698,775	$—	$1,698,775
Limited Partnerships	234,445	234,445	—
Preferred Stocks	2,630,948	2,630,948	—
Common Stocks	557,827	557,827	—
Mutual Funds	223,027	190,302	32,725

Total	$5,345,022	$3,613,522	$1,731,500

NOTE 4 — INVENTORIES

At November 30, 2012 and 2011, inventories consist of the following:

	2012	2011
Raw materials	$6,639,048	$6,272,251
Finished goods	$3,155,400	3,188,157

	$9,794,448	$9,460,408

At November 30, 2012 and 2011, the Company had a reserve for obsolete inventories of $671,609 and $892,226, respectively.

NOTE 5 — IMPACT OF SUPERSTORM SANDY

On October 30, 2012, Superstorm Sandy caused widespread flooding on the New Jersey coast, resulting in substantial water damage to the Company’s offices and warehouse. The Company has a flood insurance policy with a loss limit of $1,000,000. The Company received $200,000 of the insurance proceeds in November 2012 and anticipated receiving the balance of $800,000 as of November 30, 2012, and accordingly recorded an insurance receivable in the amount of $800,000 as of the same date. The Company incurred a total net loss of $128,554 as a result of Superstorm Sandy that is recorded in the results for the year ended November 30, 2012. The following chart shows the components of the loss:

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5— IMPACT OF SUPERSTORM SANDY (Continued)

Superstorm Sandy Losses

For the year ended November 30, 2012

Inventory at Cost	$437,088
Loss on Disposal of Assets Destroyed	79,893
Cleanup & Water Removal Costs	327,641
Leased Office Equipment Destroyed	145,662
Other Expenses	138,271

Total Expenses	1,128,554
Less: Insurance Proceeds	1,000,000

Net Loss	$128,554

NOTE 6— PROPERTY AND EQUIPMENT

At November 30, 2012 and 2011, property and equipment consisted of the following:

	2012	2011
Machinery and equipment	$184,260	$278,866
Office furniture and equipment	557,667	991,252
Transportation equipment	44,076	27,538
Tools, dies, and masters	448,169	419,806
Capitalized lease obligations	36,100	263,067
Web Site	20,000	20,000
Leasehold improvements	581,060	466,934

	1,871,332	2,467,463
Less: Accumulated depreciation and amortization	846,431	1,941,363

Property and Equipment – Net	$1,024,901	$526,100

Depreciation expense for the years ended November 30, 2012, 2011, and 2010 amounted to $213,495, $204,894 and $227,291, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—INTANGIBLE ASSETS

Intangible assets consist of Company owned trademarks and patents for eleven product lines covering twenty-four countries. The cost and accumulated amortization at November 30, 2012 and 2011 are as follows:

	2012	2011
Trademarks and patents	$932,896	$822,896
Less: Accumulated amortization	150,241	149,779

Intangible Assets – Net	$782,655	$673,117

Patents are amortized on a straight-line basis over their legal life of 17 years and trademarks are adjusted to realizable value for each quarterly reporting period. During 2010, $33,110 (including $11,368 of accumulated amortization) of intangibles was deemed to be impaired. Amortization expense for the years ended November 30, 2012, 2011 and 2010 amounted to $462, $463 and $ 2,185, respectively. Estimated amortization expense for November 30, 2013, 2014, 2015, 2016 and 2017 is $20,463, $20,463, $20,439, $20,421 and $20,421, respectively.

NOTE 8—ACCRUED EXPENSES

The following items which exceeded 5% of total current liabilities are included in accrued liabilities as of:

	November 30,
	2012	2011
Coop advertising	$2,471,174	$1,822,527
Accrued returns	665,184	1,069,661
Accrued bonuses	*	574,323
Media	*	514,869

	$3,136,358	$3,981,380

*	Did not exceed 5% of total liabilities at November 30, 2012

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—OTHER INCOME

Other income was comprised of the following:

	November 30
	2012	2011	2010
Interest income	$112,490	$145,719	$137,545
Dividend income	87,743	110,337	136,756
Realized gain (loss) on sale of securities	121,670	815	(10,481)
Royalty income	216,890	208,981	157,850
Miscellaneous	67,860	12,670	44,759

	$606,653	$478,522	$466,429

NOTE 10— INCOME TAXES

CCA and its subsidiaries file a consolidated federal income tax return.

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of November 30, 2012 and November 30, 2011. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were penalties of $12,377 for the fiscal year ended November 30, 2012 and $3,060 for the fiscal year ended November 30, 2011, which were recorded in selling, general and administrative expenses in the Consolidated Statement of Operations.

The Company had $0, $0 and $547,566 respectively of officer salaries during fiscal 2012, 2011 and 2010 that were not deductible for tax purposes in calculating the income tax provision. As of November 30, 2012, the Company had unrealized gains on its investments of $55,863, which, if realized, would have a tax expense of $20,616. The Company had a net operating loss of in fiscal 2010 that it elected to carry forward to the 2011 fiscal year. The Company applied the carry forward loss against its adjusted taxable income for fiscal 2011, utilizing the entire carry forward loss.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE	10— INCOME TAXES (Continued)

Deferred taxes are the result of temporary differences between assets and liabilities for financial reporting and income tax purposes. The tax effect of temporary differences as reflected in the components of deferred tax assets and liabilities were the following at November 30, 2012 and 2011, respectively:

	November 30, 2012
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term (Liability)
Depreciation	$(1,028,273)	$(379,470)	$—	$(379,470)
Unrealized gain on investments	(55,863)	(20,616)	(20,616)	—
Reserve for bad debts	26,340	9,721	9,721	—
Reserve for returns	1,772,405	654,083	654,083	—
Reserve for obsolete inventories	671,609	247,849	247,849	—
Vacation accrual	323,470	119,372	119,372	—
Charitable Contributions	722,555	266,649	126,852	139,797
Section 263A costs	285,129	105,223	105,223	—

Net deferred tax asset (liability)		$1,002,811	$1,242,484	$(239,673)

	November 30, 2011
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term (Liability)
Depreciation	$(451,334)	$(182,339)	$—	$(182,339)
Unrealized loss on investments	192,064	77,594	77,594	—
Reserve for bad debts	53,191	21,489	21,489	—
Reserve for returns	2,014,303	813,778	813,778	—
Reserve for obsolete inventories	892,226	360,459	360,459	—
Vacation accrual	348,558	140,817	140,817	—
Charitable Contributions	564,583	228,093	228,093	—
Section 263A costs	239,404	96,719	96,719	—

Net deferred tax asset (liability)		$1,556,610	$1,738,949	$(182,339)

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE	10— INCOME TAXES (Continued)

Income tax expense (benefit) is made up of the following components:

	November 30, 2012
	Federal	State & Local	Total
Current tax expense	$2,033	$20,907	$22,940
Deferred tax expense	310,713	144,877	455,590

	$312,746	$165,784	$478,530

	November 30, 2011
	Federal	State & Local	Total
Current tax expense	$147,471	$180,948	$328,419
Deferred tax expense	59,776	73,346	133,122

	$207,247	$254,294	$461,541

	November 30, 2010
	Federal	State & Local	Total
Current tax (benefit) expense	$(390)	$85,916	$85,526
Deferred tax (benefit)	(605,740)	(172,871)	(778,611)

	$(606,130)	$(86,955)	$(693,085)

Prepaid and refundable income taxes are made up of the following components:

	Federal	State & Local	Total
November 30, 2012	$377,292	$367,885	$745,177

November 30, 2011	$368,507	$350,321	$718,828

Income tax payable is made up of the following components:

	Federal	State & Local	Total
November 30, 2012	$—	$9,440	$9,440

November 30, 2011	$—	$47,232	$47,232

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE	10— INCOME TAXES (Continued)

A reconciliation of income tax expense computed at the statutory rate to income tax expense at the effective rate for each of the three years ended November 30, 2012, 2011 and 2010 is as follows:

	2012		2011		2010
	Percent		Percent		Percent
						Of Pretax
	Amount	Amount	Amount	Amount	Amount	Income
Income tax expense at federal statutory rate	$320,954	34.00%	$324,101	34.00%	$(801,667)	34.00%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal income tax benefit	117,290	12.43%	104,465	10.96	(128,045)	5.43
Non-deductible expenses and other adjustments	40,286	4.26%	32,975	3.46	236,627	(10.04)

Income tax expense (benefit)at effective rate	$478,530	50.69%	$461,541	48.42%	$(693,085)	29.39%

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11— COMMITMENTS AND CONTINGENCIES

Leases

The Company currently occupies approximately 81,000 square feet of space used for warehousing and corporate offices. The Company signed a new lease for the premises beginning June 1, 2012 and expiring May 31, 2022, with a renewal option for an additional five years. The annual rental for this space is $486,012, with an increase, pegged to the consumer price index, not to exceed 30% in any consecutive five year period. The lease requires the Company to pay for additional expenses (Common Area Maintenance “CAM”), which includes real estate taxes, common area expense, utility expense, repair and maintenance expense and insurance expense. CAM was estimated at $188,205 for the fiscal year ended November 30, 2012, and is estimated at $206,000 for future fiscal years during the term of the lease.

On September 26, 2007 the Company had entered into an additional lease for warehouse space at 99 Murray Hill Parkway, East Rutherford, New Jersey for a term commencing November 1, 2007 and which ended on May 31, 2012. The annual rent was $123,285. The lease required the Company to pay for additional expenses “Expense Rent” (Common Area Maintenance “CAM”), which included real estate taxes, common area expense, certain utility expense, repair and maintenance expense and insurance expense. For the fiscal year ended November 30, 2012, CAM was $16,031. The Company did not renew the lease.

Rent expense for the years ended November 30, 2012, 2011and 2010 was $693,274, $643,842 and $631,139, respectively.

In addition, the Company has entered into various property and equipment operating leases with expiration dates ranging through November 2017.

Future commitments under non-cancelable operating lease agreements having a remaining term in excess of one year for each of the next five (5) years and in the aggregate are as follows:

Year Ending November 30,
2013	879,816
2014	849,726
2015	828,414
2016	720,330
2017 and thereafter	3,810,783

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11— COMMITMENTS AND CONTINGENCIES (Continued)

Royalty Agreements

In 1986, the Company entered into a license agreement with Alleghany Pharmacal Corporation (the “Alleghany Pharmacal License”). The license agreement, which is for the exclusive rights to Nutra, Nutra Nail, Hair Off, Properm and IPR-3 was amended in 2011. The Alleghany Pharmacal License agreement, as amended, requires the Company to pay a royalty rate of 2.5% on net sales of said licensed products, and a minimum annual royalty of $250,000. The Company incurred royalties totaling $419,615 for the fiscal year ended November 30, 2012.

In May of 1998, the Company entered into a License Agreement with Solar Sense, Inc. for the marketing of sun care products under trademark names. The Company’s License Agreement with Solar Sense, Inc. is for the exclusive use of the trademark names “Solar Sense” and “Kids Sense”, in connection with the commercial exploitation of sun care products. The Solar Sense License requires the Company to pay a royalty of 5% on net sales of said licensed products until $1 million total royalties are paid, at which time the royalty rate will be reduced to 1% for a period of twenty-five years. The royalty incurred to Solar Sense, Inc. under the License Agreement was $72,062 for the fiscal year ended November 30, 2012.

On May 18, 2004, The Company entered into a license agreement with Tea-Guard, Inc. to manufacture and distribute Mega -T Green Tea chewing gum and Mega -T Green Tea mints. The Company pays a royalty of 6% of net sales of all products sold under the license agreement. The license agreement was amended on March 31, 2009, granting the Company a non-exclusive license, with no minimum royalty required. The royalty rate of 6% of net sales will remain unchanged during the term, including any term renewals, of the amended license agreement. The Company incurred royalties of $10,314 to Tea-Guard, Inc. for the fiscal year ended November 30, 2012.

Effective November 3, 2008, the Company entered into an agreement with Continental Quest Corp., to purchase certain trademarks and inventory relating to the Pain Bust R business for $285,106 paid at closing. In addition, the Company agreed to pay a royalty equal to 2% of net sales of all Pain Bust R products, which are topical analgesics, until an aggregate royalty of $1,250,000 is paid, at which time the royalty payments will cease. The Company incurred royalties of $7,884 to Continental Quest Corp. for the fiscal year ended November 30, 2012.

On March 22, 2002, the Company entered into an agreement with Joann Bradvica, granting the Company an exclusive license to manufacture and sell an Earlobe Patch Support for Earrings. The agreement provided for a royalty of 10% of net sales of the licensed product. A new agreement was entered into and effective on June 8, 2009 at the same royalty rate, and provides for a minimum royalty of $40,000 for annual periods beginning July 1, 2009, in order to maintain the license. The Company incurred royalties of $47,623 to Joann Bradvica for the fiscal year ended November 30, 2012.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11— COMMITMENTS AND CONTINGENCIES (Continued)

Royalty Agreements (Continued)

On October 21, 2010, the Company entered into an agreement with Hand Perfection, LLC and Ellen Sirot, granting the Company an exclusive license to manufacture and market a group of skin care creams under the trademark Hand Perfection, Foot Perfection and products utilizing the name “Ellen Sirot”. The agreement provides for a royalty of 7% of net sales of the licensed products. The Company incurred royalties of $12,811 to Hand Perfection, LLC for the fiscal year ended November 30, 2012.

The Company is not a party to any other license agreement that is currently material to its operations.

Consulting and Change of Control Agreements

The Company had executed Employment Contracts with David Edell, its former Chief Executive Officer and Ira Berman, former Corporate Secretary (the “Executives”). Mr. Edell remains as a director of the Company, and Mr. Berman was a director until August 4, 2011. The contracts for both are exactly the same. Employment under the contracts expired on December 31, 2010. Upon expiration of the employment term on December 31, 2010, the Executives became consultants to the Company for an ensuing five year term in accordance with the provisions of the agreement. For the consulting services provided, the Executives were each paid $687,222 in fiscal 2012, pursuant to the terms of their respective agreements. Under the provisions of the employment contracts, this amount will increase six (6%) percent per year for each successive year of the consulting term.

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11— COMMITMENTS AND CONTINGENCIES (Continued)

Consulting and Change of Control Agreements (Continued)

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

Employment Agreements

On March 21, 2011, the compensation committee of the board of directors, acting on behalf of the Company, entered into an Employment Agreement (each, an “Employment Agreement”) with each of Dunnan Edell, Stephen A. Heit, and Drew Edell (each, an “Executive”). Pursuant to their respective Employment Agreements, Mr. Dunnan Edell had been engaged to continue to serve as the Company’s President and Chief Executive Officer, Mr. Heit has been engaged to continue to serve as the Company’s Executive Vice President and Chief Financial Officer, and Mr. Drew Edell has been engaged to continue to serve as the Company’s Executive Vice President, Product Development and Production. Dunnan Edell died on February 9, 2013.

Mr. Drew Edell is the son of David Edell, who is the Chief Executive Office of the Company (effective February 10, 2013), a member of the Board of Directors of the Company and who has been serving as a consultant to the Company. Dunnan Edell was the son of David Edell and brother of Drew Edell.

Except as set forth below, the Employment Agreements contain substantially similar terms to each other. The term of employment under each of the Employment Agreements runs from March 21, 2011 through December 31, 2013, and will continue thereafter for successive one-year periods unless the Company or the Executive chooses not to renew the respective Employment Agreement.

Under the respective Employment Agreements, the base salary of Mr. Dunnan Edell was $350,000. The base salaries of Mr. Heit and Mr. Drew Edell are $250,000, and $275,000 per annum, respectively, and may be increased each year at the discretion of the Company’s Board of Directors. The Executives are eligible to receive an annual performance-based bonus under their respective Employment Agreement, and are entitled to participate in Company equity compensation plans. In addition, each of the Executives will receive an automobile allowance, health insurance and certain other benefits.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11— COMMITMENTS AND CONTINGENCIES (Continued)

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11— COMMITMENTS AND CONTINGENCIES (Continued)

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

Equity Plans

On June 15, 2005, the shareholders approved an amended and Restated Stock Option Plan amending the 2003 Stock Option Plan (the “Plan”). The Plan authorizes the issuance of up to one million shares of common stock (subject to customary adjustments set forth in the plan) pursuant to equity awards, which may take the form of incentive stock options, nonqualified stock options restricted shares, stock appreciation rights and/or performance shares. There are no grants outstanding as of November 30, 2012, and no such grants were issued in fiscal 2012.

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11— COMMITMENTS AND CONTINGENCIES (Continued)

Dividends and Capital Transactions (Continued)

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

On February 7, 2012, the Board of Directors of the Company approved a $0.07 per share dividend for the first quarter ended February 28, 2012, payable to all shareholders as of February 21, 2012 and was paid on March 21, 2012.

On May 29, 2012, the Board of Directors of the Company approved a $0.07 per share dividend for the second quarter ended May 31, 2012, payable to all shareholders as of June 8, 2012 and was paid on July 9, 2012.

On July 16, 2012, the Board of Directors of the Company approved a $0.07 per share dividend for the third quarter ended August 31, 2012, payable to all shareholders as of August 3, 2012 and was paid on September 4, 2012.

On October 22, 2012, the Board of Directors of the Company approved a $0.07 per share dividend for the fourth quarter ending November 30, 2012, payable to all shareholders as of November 6, 2012 and to be paid on December 6, 2012.

NOTE 12— 401 (K) PLAN

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

NOTE 13 — CONCENTRATION OF RISK

Most of the Company’s products are sold to major drug and food chains merchandisers, and wholesale beauty-aids distributors throughout the United States and Canada.

During the years ended November 30, 2012, 2011 and 2010, certain customers each accounted for more than 5% of the Company’s net sales, as follows:

	For the Year Ended November 30,
Customer	2012	2011	2010
Walmart	35%	36%	41%
Walgreen	12%	13%	13%
CVS	9%	7%	5%
Rite Aid	8%	5%	*

Foreign Sales	4.5%	4.5%	4.4%

*	under 5%

The loss of any one of these customers could have a material adverse affect on the Company’s earnings and financial position.

During the years November 30, 2012, 2011 and 2010, certain products within the Company’s product lines accounted for more than 10% of the Company’s net sales as follows:

	For the Year Ended November 30,
Category	2012	2011	2010
Skin Care	30.9%	31.2%	30%
Dietary Supplement	18.3%	26.0%	33%
Oral Care	20.3%	21.1%	20%
Nail Care	26.6%	14.5%	10%

The Company maintains cash balances at several banks. Non-interest bearing accounts at each institution are insured by the Federal Deposit Insurance Corporation for up to $250,000. In addition, the Company maintains accounts with two brokerage firms. The accounts contain cash and securities. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation (SIPC). Each brokerage firm has substantial insurance beyond the $500,000 SIPC limit.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14— QUARTERLY RESULTS

The following financial data is a summary of the quarterly results of operations (unaudited) during and for the years ended November 30, 2012 and 2011:

	Three Months Ended
Fiscal 2012	Feb. 29	May 31	Aug. 31	Nov. 30
Net Sales	$13,531,070	$14,596,899	$13,775,461	$11,265,592
Total Revenue	13,688,247	14,710,472	14,003,207	11,373,749
Cost of Products Sold	6,008,346	6,319,109	5,736,175	5,155,421
Gross Profit	7,522,724	8,277,790	8,039,286	6,110,171
Net Income (Loss)	$87,534	$302,100	$428,747	$(352,929)
Earnings (Loss) Per Share:
Basic	$0.01	$0.04	$0.06	$(0.05)
Diluted	$0.01	$0.04	$0.06	$(0.05)

	Three Months Ended
Fiscal 2011	Feb. 28	May 31	Aug. 31	Nov. 30
Net Sales	$12,410,914	$12,797,773	$12,113,942	$11,710,738
Total Revenue	12,571,106	12,885,313	12,228,988	11,826,482
Cost of Products Sold	4,730,374	4,988,813	5,130,071	5,601,210
Gross Profit	7,680,540	7,808,960	6,983,871	6,109,528
Net Income (Loss)	$343,105	$(247,268)	$399,294	$(3,433)
Earnings (Loss) Per Share:
Basic	$0.05	$(0.04)	$0.06	$0.00
Diluted	$0.05	$(0.04)	$0.06	$0.00

CCA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  15— SUBSEQUENT EVENTS

In December 2012, the Company received payment of $800,000 from its insurance company which was recorded as an insurance receivable as of November 30, 2012. Please see Note 5 for further information.

On February 9, 2013, Dunnan D. Edell, the Company’s President and Chief Executive Officer died. On February 10, 2013, David Edell was appointed Chief Executive Officer of the Company, Stephen A. Heit was appointed President in addition to his responsibilities as Chief Financial Officer and Drew Edell was appointed Chief Operating Officer. Drew Edell was also appointed as a director effective the same date. Under the terms of Dunnan Edell’s employment agreement his estate will be paid a lump sum of $350,000, representing one year’s salary plus a pro-rated bonus of $9,726 for fiscal 2013. This payment will be recorded as an expense in the first quarter of fiscal 2013.

NOTE 16— EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated using the average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock method”.

	Year Ended November 30,
	2012	2011	2010
Net income (loss) available for common shareholders	$465,452	$491,698	$(1,664,760)

Weighted average common shares outstanding-Basic	7,054,442	7,054,442	7,054,442
Net effect of dilutive stock options	—	—	—

Weighted average common shares and common shares equivalents—Diluted	7,054,442	7,054,442	7,054,442

Basic earnings(loss) per share	$0.07	$0.07	$(0.24)

Diluted earnings (loss) per share	$0.07	$0.07	$(0.24)

SCHEDULE II	CCA INDUSTRIES, INC. AND SUBSIDIARIES

VALUATION ACCOUNTS

YEARS ENDED NOVEMBER 30, 2012, 2011 AND 2010

COL. A	COL. B	COL. C	COL. D	COL. E
	Balance at Beginning Of Year	Additions Charged To Costs and Expenses	Deductions	Balance At End Of Year
Description

Year Ended November 30, 2012:
Allowance for cooperative advertising Allowance for doubtful accounts	$1,561,215 53,191	$8,461,152 570,167	$8,810,300 597,018	$1,212,067 26,340
Reserve for returns and allowances	944,642	2,301,066	2,138,487	1,107,221

	$2,559,048	$11,332,385	$11,545,805	$2,345,628

Accrual for returns included in accrued liabilities	$1,069,661	$—	$404,477	$665,185

Accrual for cooperative advertising in accrued liabilities	$2,015,217	$2,975,136	$2,519,179	$2,471,174

Reserve for inventory obsolescence	$892,226	$707,674	$928,291	$671,609

Year Ended November 30, 2011:
Allowance for cooperative advertising	$1,778,547	$8,503,422	$8,720,754	$1,561,215
Allowance for doubtful accounts	24,739	28,606	154	53,191
Reserve for returns and allowances	1,238,511	3,835,985	4,129,854	944,642

	$3,041,797	$12,368,013	$12,850,762	$2,559,048

Accrual for returns included in accrued liabilities	$1,316,589	$(246,928)	$—	$1,069,661

Accrual for cooperative advertising in accrued liabilities	$1,610,236	$1,822,527	$1,417,546	$2,015,217

Reserve for inventory obsolescence	$1,372,798	$462,131	$942,703	$892,226

SCHEDULE II	CCA INDUSTRIES, INC. AND SUBSIDIARIES

VALUATION ACCOUNTS

Year Ended November 30, 2010:
Allowance for cooperative advertising	$627,498	$9,711,872	$8,560,823	$1,778,547
Allowance for doubtful accounts	131,223	379,967	486,451	24,739
Reserve for returns and allowances	1,453,591	3,630,694	3,845,774	1,238,511

	$2,212,312	$13,722,533	$12,893,048	$3,041,797

Accrual for returns included in accrued liabilities	$1,206,881	$109,708	$—	$1,316,589

Accrual for cooperative advertising in accrues liabilities	$1,365,774	$1,462,546	$1,218,084	$1,610,236

Reserve for inventory obsolescence	$760,001	$969,942	$357,145	$1,372,798