Form 10-Q
period 2013-02-28
CCA INDUSTRIES INC
filed 2013-04-15
CIK 721447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2013
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 3, 2013 there were (i) 6,086,740 shares of the issuer’s common stock, par value $0.01, outstanding; and (ii) 967,702 shares of the issuer’s Class A common stock, par value $0.01, outstanding.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements
CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	February 28, 2013	November 30, 2012
ASSETS	(Unaudited)
Current assets:
Cash & cash equivalents	$6,294,108	$9,828,681
Short term investments & marketable securities	2,115,099	2,283,772
Accounts receivable, net of allowances of $1,100,614 and $1,133,561, respectively	9,324,732	8,073,398
Inventories, net of reserve for inventory obsolescence of $598,526 and $671,609, respectively	10,364,698	9,794,448
Insurance claims receivable	—	800,000
Prepaid expenses and sundry receivables	707,996	671,093
Prepaid and refundable income taxes	627,313	745,177
Deferred income taxes	1,824,721	1,242,484
Total Current Assets	31,258,667	33,439,053
Property and equipment, net of accumulated depreciation and amortization	1,353,624	1,024,901
Intangible assets, net of accumulated amortization	777,540	782,655
Other	20,000	24,500
Total Assets	$33,409,831	$35,271,109

LIABILITIES AND CAPITAL
Current Liabilities:
Accounts payable & accrued liabilities	$10,065,359	$10,262,950
Capital lease obligation - current portion	3,904	4,426
Income taxes payable	—	9,440
Dividends payable	—	493,811
Total current liabilities	10,069,263	10,770,627
Deferred income taxes	46,400	239,673
Capitalized lease obligations	12,178	12,833
Total Liabilities	10,127,841	11,023,133

Shareholders' Equity:
Preferred stock, $1.00 par, authorized 20,000,000 none issued	—	—
Common stock, $.01 par, authorized 15,000,000 shares, issued and outstanding 6,086,740 and 6,086,740 shares, respectively	60,867	60,867
Class A common stock, $.01, authorized 5,000,000 shares, issued and outstanding 967,702 and 967,702 shares, respectively	9,677	9,677
Additional paid-in capital	2,329,049	2,329,049
Retained earnings	20,797,746	21,813,136
Unrealized gains on marketable securities	84,651	35,247
Total Shareholders' Equity	23,281,990	24,247,976
Total Liabilities and Shareholders' Equity	$33,409,831	$35,271,109

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	February 28, 2013	February 29, 2012
Revenues:
Sales of health and beauty aid products - net	$11,796,951	$13,531,070
Other income	2,698	157,177
Total Revenues	11,799,649	13,688,247
Costs and Expenses:
Cost of sales	5,530,303	6,008,346
Selling, general and administrative expenses	5,779,409	5,284,653
Advertising, cooperative and promotional expenses	2,025,103	2,083,592
Research and development	167,155	185,267
Bad debt recovery	(29,225)	(28,164)
Interest expense	24	107
Total Costs and Expenses	13,472,769	13,533,801
(Loss) Income before Provision for Income Taxes	(1,673,120)	154,446
(Benefit from) provision for income taxes	(657,730)	66,912
Net (Loss) Income	$(1,015,390)	$87,534

(Loss) Earnings per Share:
Basic	$(0.14)	$0.01
Diluted	$(0.14)	$0.01
Weighted Average Common Shares Outstanding
Basic	7,054,442	7,054,442
Diluted	7,054,442	7,054,442
See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended
	February 28, 2013	February 29, 2012
Net (Loss) Income	$(1,015,390)	$87,534
Other Comprehensive Income
Unrealized Gains on Securities:
Unrealized holding gains arising during the period, net of tax	49,404	165,371
Comprehensive (Loss) Income (Note 7, Note 13)	$(965,986)	$252,905
Unrealized holding gains for the three months ended February 28, 2013 and February 29, 2012 is net of a deferred tax expense of $28,895 and $112,097, respectively.

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	February 28, 2013	February 29, 2012

Cash Flows from Operating Activities:
Net (Loss) Income	$(1,015,390)	$87,534
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	71,943	56,877
Change in allowance for bad debts	(29,225)	(28,164)
Loss on sale of securities	—	3,548
Deferred income taxes	(658,282)	51,955
Change in Operating Assets & Liabilities
(Increase) in accounts receivable	(1,222,109)	(2,429,710)
(Increase) in inventory	(570,250)	(1,825,234)
Decrease in insurance claim receivable	800,000	—
Increase in prepaid expenses and other receivables	(36,903)	(5,004)
Decrease in prepaid income and refundable income tax	(28,260)	12,341
Decrease in other assets	4,472	—
(Decrease) increase in accounts payable and accrued liabilities	(197,591)	1,569,225
(Decrease) in income taxes payable	(9,440)	(23,253)
Net Cash Used in Operating Activities	(2,891,035)	(2,529,885)
Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(395,551)	(39,996)
Purchase of marketable securities	(153,000)	—
Proceeds from sale and maturity of investments	400,000	260,000
Net Cash (Used in) Provided by Investing Activities	(148,551)	220,004
Cash Flows from Financing Activities:
Payments for capital lease obligation	(1,176)	(1,453)
Dividends paid	(493,811)	(493,811)
Net Cash Used in Financing Activities	(494,987)	(495,264)
Net Decrease in Cash	(3,534,573)	(2,805,145)
Cash and Cash Equivalents at Beginning of Period	9,828,681	7,699,615
Cash and Cash Equivalents at End of Period	$6,294,108	$4,894,470
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$24	$107
Income taxes	$39,700	$25,869
Schedule of Non Cash Financing Activities:
Dividends declared	$—	$493,811
See Notes to Unaudited Consolidated Financial Statements

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at November 30, 2012	7,054,442	$70,544	$2,329,049	$21,813,136	$35,247	$24,247,976
Net Loss				(1,015,390)	—	(1,015,390)
Dividends declared	—	—	—	—	—	—
Unrealized gain on available-for-sale investments, net of tax	—	—	—	—	49,404	49,404
Balance at February 28, 2013	7,054,442	$70,544	$2,329,049	$20,797,746	$84,651	$23,281,990

See Notes to Unaudited Consolidated Financial Statements

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three month period ended February 28, 2013 are not necessarily indicative of the results that may be expected for the entire year ended November 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2012. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.
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
Short-Term Investments and Marketable Securities:
Short-term investments and marketable securities consist of certificates of deposits, corporate bonds, and equity securities. The Company has classified its investments as Available-for-Sale securities. Accordingly, such investments are reported at fair market value, with the resultant unrealized gains and losses reported as a separate component of shareholders' equity. Fair value for Available-for-Sale securities is determined by reference to quoted market prices or other relevant information.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable:
Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance or uncollectible amounts. The accounts receivable balance is further reduced by allowance for cooperative advertising and reserves for returns which are anticipated to be taken as credits against the balances as of February 28, 2013. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.
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
Depreciation and amortization are provided utilizing the straight-line method over the following estimated useful lives or lease terms of the assets, whichever is shorter:

Machinery and equipment	5-7 Years
Furniture and fixtures	3-10 Years
Tools, dies and masters	3 Years
Transportation equipment	5 Years
Leasehold improvements	Remaining life of the lease (9.5 years)
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
Revenue Recognition: (See also Cooperative Advertising)
The Company recognizes sales in accordance with ASC Topic 605 “Revenue Recognition”. Revenue is recognized upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Included in sales incentives are coupons that the Company issues that are redeemed by its customers. Redemptions are handled by a coupon national clearing house. The Company also has

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

estimated that there is an approximate six week lag in coupon redemptions, with the estimated cost recorded as an accrued liability. Although no legal right of return exists between the customer and the Company, returns are accepted if it is in the best interests of the Company's relationship with the customer. The Company, therefore, records a reserve for returns based on the historical returns as a percentage of sales in the five preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances. Those returns which are anticipated to be taken as credits against the balances as of February 28, 2013 are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Changes in the estimated coupon reserve and sales return reserve are recorded to Sales of Health and Beauty Aid Products, net in the Consolidated Statement of Operations.
Cooperative Advertising:
Cooperative advertising is accrued based on a combination of new contracts given to the customers in the current fiscal year, along with what is left open from prior years. Specific new contracts in the current fiscal year are identified as sales incentives (see sales incentives) and those contracts reduce revenues for the current period. The open balances for all years open are reduced throughout the year by either the customer advertising and submitting the proof according to the contract or by customer post audit adjustments that finalize any amount due. Any item open more than four years is closed unless management believes that a deduction may still be taken by the customer. The balance of open cooperative advertising is then allocated between accrued liabilities and the allowance for cooperative advertising based the customer's open accounts receivable balance.
Sales Incentives:
In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expense. These accounting adjustments under ASC Topic 605-10-S99 do not affect net (loss) income.
Shipping Costs:
The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. Shipping costs included for the three months ended February 28, 2013 and February 29, 2012 were $761,381 and $728,326, respectively.
Advertising Costs:
The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the three months ended February 28, 2013 and February 29, 2012 were $2,025,103 and $2,083,592, respectively.
Research and Development Costs:
The Company's policy for financial reporting is to charge research and development costs to expense as incurred. Research and development costs for the three months ended February 28, 2013 and three months ended February 29, 2012 were $167,155 and $185,267, respectively.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of February 28, 2013 and November 30, 2012. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
Short-term investments and marketable securities, which consist of fully guaranteed bank certificates of deposit, stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold within the ensuing twelve months. The cost and market values of the investments at February 28, 2013 and November 30, 2012 were as follows:

	February 28, 2013		November 30, 2012
	COST	MARKET	COST	MARKET
Current:
Corporate obligations	$754,518	$747,331	$1,004,490	$995,827
Limited partnership	223,373	329,720	223,373	292,680
Common stock	600,046	635,246	600,046	595,626
Fixed Income	403,000	402,802	400,000	399,639
Total Current	$1,980,937	$2,115,099	$2,227,909	$2,283,772
As of February 28, 2013, the Company had total unrealized gains on its investments of $134,162. This amount was reduced by a deferred tax expense of $49,511, of which a deferred tax expense of $28,895 was recorded in the current fiscal year and $20,616 was recorded in prior fiscal years. None of the unrealized losses have been deemed to be other-than-temporary impairments.
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

NOTE 4 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (continued)
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

	February 28,	Quoted Market Price in Active Markets	Significant Other Observable Inputs
Description	2013	(Level 1)	(Level 2)
Corporate obligations	$747,331	$—	$747,331
Limited partnership	329,720	329,720	—
Common stock	635,246	635,246	—
Fixed income	402,802	402,802	—
Total	$2,115,099	$1,367,768	$747,331

	November 30,	Quoted Market Price in Active Markets	Significant Other Observable Inputs
Description	2012	(Level 1)	(Level 2)
Corporate obligations	$995,827	$—	$995,827
Limited partnership	292,680	292,680	—
Common stock	595,626	595,626	—
Fixed income	399,639	399,639	—
Total	$2,283,772	$1,287,945	$995,827

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVENTORIES
The components of inventory consist of the following:

	February 28, 2013	November 30, 2012
Raw materials	$6,996,336	$6,639,048
Finished goods	3,368,362	3,155,400
	$10,364,698	$9,794,448
At February 28, 2013 and November 30, 2012, the Company had a reserve for obsolescence of $598,526 and $671,609, respectively.
NOTE 6 - PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	February 28, 2013	November 30, 2012
Machinery and equipment	$144,719	$184,260
Furniture and equipment	695,482	557,667
Tools, dies and masters	463,464	448,169
Transportation equipment	44,076	44,076
Capitalized lease obligations	36,100	36,100
Web Site	20,000	20,000
Leasehold improvements	863,041	581,060
	$2,266,882	$1,871,332
Less: Accumulated depreciation	913,258	846,431
Property and Equipment—Net	$1,353,624	$1,024,901
Depreciation expense for the three months ended February 28, 2013 and February 29, 2012 amounted to $66,827 and $56,762, respectively.

NOTE 7 - INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for ten product lines

	February 28, 2013	November 30, 2012
Patents and trademarks	$932,896	$932,896
Less: Accumulated amortization	155,356	150,241
Intangible Assets - Net	$777,540	$782,655

Patents are amortized on a straight-line basis over their legal life of 17 years. Trademarks have an indefinite life and are reviewed for impairment or more frequently if impairment indicators occur. Amortization expense for the three months ended February 28, 2013 and February 29, 2012 amounted to $5,116 and $115, respectively. Estimated amortization expense for the years ending November 30, 2013, 2014, 2015, 2016 and 2017 will be $20,463, $20,463, $20,439, $20,421 and $20,421, respectively.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

	February 28, 2013	November 30, 2012
Coop advertising	$2,982,925	$2,471,174
Accrued returns	$586,369	$665,184
Media	$982,162	$—

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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
Employment Agreement Death Benefit
The Company announced on February 11, 2013 the death of Dunnan D. Edell, the Company's then President and Chief Executive Officer. Under the terms of Mr. Edell's employment agreement, his estate is entitled to a single sum payment equal to his base salary and a single sum payment equal to the value of the highest bonus earned in the one year period preceding the date of death, prorated for the number of days served in that fiscal year. Accordingly, the Company recorded a one-time expense of $359,726 which is reflected in selling, general and administrative expenses for the quarter ended February 28, 2013.

NOTE 10 - 401(K) PLAN
The Company has a 401(K) Profit Sharing Plan for both union and non-union employees. The union plan requires one year of service and the non-union plan requires six months of service. Employees for both plans must be 21 years or older to participate. Employees may make salary reduction contributions up to 25% of compensation not to exceed the federal government limits. The Plan allows for the Company to make discretionary contributions. For all fiscal periods to date, the Company did not make any contributions.
NOTE 11 - OTHER INCOME (EXPENSE)
Other income consists of the following:

	Three Months Ended
	February 28, 2013	February 29, 2012
Interest and dividend income	$11,851	$66,445
Royalty income (expense)	(9,522)	31,799
Realized (loss) gain on sale of securities	—	(3,549)
Miscellaneous	369	62,482
	$2,698	$157,177

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES
CCA and its subsidiaries file a consolidated federal income tax return.
The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of February 28, 2013 and February 29, 2012. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
As of February 28, 2013, the Company had unrealized gain on its investments of $134,162. This amount was reduced by a deferred tax expense of $49,511, of which a $20,616 expense was recorded in prior fiscal years. The deferred tax expense for the three months ended February 28, 2013 has been recorded as part of the deferred tax asset, and offset against the unrealized gains on marketable securities reported on the consolidated balance sheet. The charitable contributions portion of the deferred tax asset has $146,736 that has been reclassified as a long-term asset, based on an estimate of the amount that will be realizable in periods greater than twelve months from February 28, 2013.

At February 28, 2013 and November 30, 2012, respectively, the Company had temporary differences arising from the following:

	February 28, 2013
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term (Liability)
Depreciation	$(523,404)	$(193,136)	$—	$(193,136)
Unrealized (gain) on investments	(134,162)	(49,511)	(49,511)	—
Reserve for bad debts	23,966	8,844	8,844	—
Reserve for returns	1,663,018	613,715	613,715	—
Reserve for obsolete inventory	598,526	220,878	220,878	—
Vacation accrual	304,513	112,376	112,376	—
Charitable contributions	741,356	273,588	126,852	146,736
Section 263A costs	291,440	107,552	107,552	—
Loss carry forward	1,853,514	684,015	684,015	—
Net deferred tax asset (liability)		$1,778,321	$1,824,721	$(46,400)

	November 30, 2012
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term (Liability)
Depreciation	$(1,028,273)	$(379,470)	$—	$(379,470)
Unrealized (gain) on investments	(55,863)	(20,616)	(20,616)	—
Reserve for bad debts	26,340	9,721	9,721	—
Reserve for returns	1,772,405	654,083	654,083	—
Reserve for obsolete inventory	671,609	247,849	247,849	—
Vacation accrual	323,470	119,372	119,372	—
Charitable contributions	722,555	266,649	126,852	139,797
Section 263A costs	285,129	105,223	105,223	—
Net deferred tax asset (liability)		$1,002,811	$1,242,484	$(239,673)

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 INCOME TAXES (continued)

Income tax expense is made up of the following components:

	Three Months Ended
	February 28, 2013	February 29, 2012
Current tax - Federal	$—	$11,488
Current tax - State & Local	552	3,469
Deferred tax	(658,282)	51,955
Total tax	$(657,730)	$66,912

Prepaid and refundable income taxes are made up of the following components:

Prepaid and refundable income taxes	Federal	State & Local	Total
February 28, 2013	$231,168	$396,145	$627,313
November 30, 2012	$377,292	$367,885	$745,177
Income tax payable is made up of the following components:

Income Taxes Payable	Federal	State & Local	Total
February 28, 2013	$—	$—	$—
November 30, 2012	$—	$9,440	$9,440

A reconciliation of the (benefit) provision for income taxes computed at the statutory rate to the effective rate for the three months ended February 28, 2013 and February 29, 2012 is as follows:

	Three Months Ended		Three Months Ended
	February 28, 2013		February 29, 2012
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
(Benefit) provision for income taxes at federal statutory rate	$(568,861)	34.00%	$52,512	34.00%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	(48,520)	2.90%	9,483	6.14%
Non-deductible expenses and other adjustments	(40,349)	2.41%	4,917	3.18%
(Benefit) provision for income taxes at effective rate	$(657,730)	39.31%	$66,912	43.32%

NOTE 13 – SUBSEQUENT EVENTS
Dividends and Capital Transactions
On March 5, 2013 the Board of Directors declared a $0.07 per share dividend for the first quarter of 2013 to all shareholders of record as of March 19, 2013 and payable on April 19, 2013.
In April 2013, the Company was notified that KMC Exim Corporation (“KMC”) filed a complaint in the United States District Court for the Eastern District of New York alleging that the Company had violated a patent held by KMC. The complaint did not specify any specific monetary damages. The Company purchased the product from a supplier, relying on the opinion of their counsel that the product that they were selling to us did not violate the alleged patent claim. Management believes that the complaint is without merit and intends to vigorously defend the action.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS
Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters. Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate”, “intends”, “estimate”, “expect”, “believe”, “will likely result”, “outlook”, “project” and other words and expressions of similar meaning. No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all forward-looking statements whenever they appear in this report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. In addition to the information in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and risks and uncertainties included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012 and other periodic reports filed with the United States Securities and Exchange Commission.
OVERVIEW
For the three month period ended February 28, 2013, the Company had revenues of $11,799,649 and a net loss of $1,015,390 after a income tax benefit of $657,730. For the same period of 2012, the Company had revenues of $13,688,247 and net income of $87,534 after a provision for income taxes of $66,912. The basic and fully diluted loss per share for the first quarter of 2013 was $0.14 as compared to a basic and fully diluted earnings per share of $0.01 for same period of 2012. As of February 28, 2013 the Company had $31,258,667 in current assets and $10,069,263 in current liabilities. The Company does not have any loan or line of credit bank debt.
OPERATING RESULTS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2013
For the three-month period ended February 28, 2013, the Company had total revenues of $11,799,649 and a net loss of $1,015,390 after a tax benefit of $657,730. For the same three month period in 2012, total revenues were $13,688,247 and net income was $87,534 after a provision for income taxes of $66,912. Basic and fully diluted loss per share was $0.14 for the first quarter of fiscal 2013 as compared to earnings of $0.01 per share for the first quarter of fiscal 2012. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the first quarter of fiscal 2013 were reduced by $1,527,950 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense. In the same period of the prior year, net sales were reduced by $1,355,838 and trade promotion was offset by an equal reduction of that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income.
The Company’s net sales of health and beauty aid products decreased $1,734,119 to $11,796,951 for the three month period ended February 28, 2013 from $13,531,070 for the three month period ended February 29, 2012, a decrease of 12.8%. Sales returns and allowances, not including sales incentives, were 12.2% of gross sales or $1,884,207 for the three month period ended February 28, 2013 as compared to 5.6% or $910,176 for the same period last year. Sales incentives consist of co-operative advertising with the Company’s retail partners and coupons. The amount of co-operative advertising included in sales incentives increased by $172,112 to $1,527,950 in the first quarter 2013 as compared to $1,355,838 in the same period in 2012. The cost of the coupons issued by the Company was $250,714 for the first quarter 2013 as compared to $402,922 for the same period in 2012. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.
The Company’s net sales by category for the first quarter 2013 as compared to the first quarter of fiscal 2012 were:

	Three Months Ended		Three Months Ended
	February 28, 2013		February 29, 2012
Category	Net Sales	% TTL	Net Sales	% TTL
Nail Care	$3,696,481	31.3%	$4,144,939	30.6%
Skin Care	3,546,652	30.1%	3,957,421	29.2%
Oral Care	2,512,008	21.3%	2,342,405	17.3%
Dietary Supplement	1,717,269	14.6%	2,639,615	19.5%
Miscellaneous	324,541	2.8%	446,690	3.3%
	$11,796,951	100.0%	$13,531,070	100.0%
The following were factors that affected net sales for the three months ended February 28, 2013:

•
Net sales of nail care products decreased $448,458 for the three months ended February 28, 2013, as compared to the same period in fiscal 2012. Increased distribution of the Company's Gel Perfect nail polish product line was offset by higher product returns related to promotional displays sold in 2012 and planogram resets at our major customers.

•
Net sales of skin care products decreased $410,769 for the three months ended February 28, 2013, as compared to the same period in fiscal 2012. New product launch of "Hand Perfection" was offset by higher returns of seasonal products.

•
Net sales of the Company’s diet products decreased $922,346 in the first quarter of 2013 as compared to the first quarter of fiscal 2012. The decrease in net sales of diet products was due to lower gross sales and higher returns as a result of decreased distribution of certain items and decreased promotional activity, reflective of the continued overall industry category decline. The Company is increasing its marketing efforts with the introduction of new diet products in order to effectuate a positive impact on future sales.

•
Sales returns and allowances increased to 12.2% of gross sales for the first quarter of fiscal 2013 as compared to 5.6% of gross sales for the same period last year. The higher returns in the 2013 period relate primarily to the Gel Perfect nail polish line as mentioned above. The Company, on an ongoing basis, has returns of products that have been phased out and replaced by new items as part of its marketing plan.

	Three Months Ended
	February 28, 2013	February 29, 2012
Sales of health and beauty aid products - Net	$11,796,951	$13,531,070
Cost of Sales	5,530,303	6,008,346
Gross Margin	$6,266,648	$7,522,724
	53.1%	55.6%
The gross margin percentage for the first quarter 2013 decreased to 53.1%, as compared to 55.6% for the first quarter of fiscal 2012. The decrease of gross margin percentage in the first quarter of fiscal 2013 is related to the high volume of product returns mentioned above. Approximately 25% of returns received are placed back into inventory for sale after inspection and refurbishment.
Selling, general and administrative expenses increased to $5,779,409 for the three months ended February 28, 2013 as compared to $5,284,653 for the same period in 2012, or an increase of $494,756. The increase was due in part to a one-time death benefit payment of $356,731 per the employment contract with Dunnan D. Edell, the Company’s previous President and Chief Executive Officer. Under the terms of Mr. Edell's employment agreement, his estate is entitled to a single sum payment of equal to his base salary and a single sum payment equal to the value of the highest

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

bonus earned in the one year period preceding the date of death, prorated for the number of days served in that fiscal year. The balance of the increase in sales and administrative expenses are due to the timing of smaller expenses.
Advertising expense was $2,025,103 for the quarter ended February 28, 2013 as compared to $2,083,592 for the quarter ended February 29, 2012, or a decrease of $58,489. The Company’s advertising expense changes from quarter to quarter based on the timing of the Company’s promotions.
Loss before the benefit from income taxes was $1,673,120 for the quarter ended February 28, 2013 as compared to a income before provision for income taxes of $154,446 for the quarter ended February 29, 2012.
The effective tax rate for the first quarter of fiscal 2013 was 39.3% versus 43.3% for the first quarter of fiscal 2012. The fiscal 2013 effective tax rate was lower due to a change in the allocation of state income taxes.
FINANCIAL POSITION AS OF FEBRUARY 28, 2013
The Company’s financial position as of February 28, 2013 consisted of current assets of $31,258,667 and current liabilities of $10,069,263, or a current ratio of 3.1 to 1. The Company’s cash and cash equivalents were $6,294,108 as of February 28, 2013, a decrease of $3,534,573 from November 30, 2012. Included in this decrease was net cash used in operating activities of $2,891,035, net cash used in investing activities of $148,551 and net cash used in financing activities of $494,987. Included in the net cash used in financing activities was $493,811 of dividends paid.
Accounts receivable increased to $9,324,732 as of February 28, 2013 from $8,073,398 as of November 30, 2012. The increase was due to gross sales volume which was $2,759,418 higher in February and January 2013 as compared to gross sales in October and November 2012. There has been no significant change in the accounts receivable aging and days outstanding.
The reserve for returns and allowances is based on the historical returns as a percentage of sales in the five preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances. This allowance decreased to $1,686,984 as of February 28, 2013, from $1,798,745 as of November 30, 2012. Of this amount, allowances and reserves in the amount of $586,369, which are anticipated to be deducted from future invoices, were included in accrued liabilities as of February 28, 2013 as compared to $665,184 as of November 30, 2012. Gross receivables were further reduced by $1,259,987, which were reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against payments. In addition, accrued liabilities include $2,982,925, which is an estimate of co-operative advertising expense relating to fiscal 2013 sales which are anticipated to be deducted from future invoices rather than against the current accounts receivable. The allowance for doubtful accounts decreased to $23,966 as of February 28, 2013 as compared to $26,340 as of November 30, 2012. The Company had no material overdue accounts receivable balances as of February 28, 2013.
Inventory increased to $10,364,698 as of February 28, 2013 from $9,794,448 as of November 30, 2012. The inventory increased in order to support the sales of Gel Perfect as well as the promotional sales to take place in the second quarter of fiscal 2013. The inventory obsolescence reserve decreased to $598,526 as of February 28, 2013 from $671,609 as of November 30, 2012 as a result of scrapping obsolete inventory.
The Company received insurance proceeds of $800,000 in December 2012 for insurance claims related to Superstorm Sandy. The Company had a $1,000,000 flood policy loss limit and received $200,000 in November 2012.
The deferred income tax asset increased to $1,824,721 as of February 28, 2013 from $1,242,484 as of November 30, 2012. The increase was due primarily to the deferred tax benefit of $684,015 on the loss carry forward as of February 28, 2013.
Accounts payable and accrued liabilities decreased $197,591 to $10,065,359 as of February 28, 2013 from $10,262,950 as of November 30, 2012. The decrease was due to the normal course of business. There has been no significant change in the aging of the accounts payable.
Shareholders’ equity decreased to $23,281,990 as of February 28, 2013 from $24,247,976 as of November 30, 2012. The decrease was due to the net loss of $1,015,390 and unrealized gains, net of deferred income tax, on marketable

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

securities of $49,404 during the three months ended February 28, 2013. Unrealized holding gains or losses are recorded as other comprehensive income.
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
Our primary capital needs are seasonal working capital requirements and dividend payments. In addition, funds are kept on hand for any potential acquisitions, which the Company continues to explore. As of February 28, 2013, the Company had cash and cash equivalents of $6,294,108 and short term marketable securities of $2,115,099. Please refer to Note No. 4 of the unaudited consolidated financial statements for further information regarding the Company’s investments. The Company’s long term liabilities, as of February 28, 2013, consist of a deferred tax liability of $46,400. The Company does not have any bank debt or a bank line of credit. Due to the amount of cash and marketable securities on-hand, the Company does not believe that it needs the availability of a bank line of credit at this time. The Company anticipates that it will have sufficient liquidity to finance anticipated working capital requirements for at least the next twelve months.
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
1.Reserve for Returns and Allowances — The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. The estimated reserve is based in part on historical returns as a percentage of gross sales. The current estimated return rate is 6.9% of gross sales. Management estimates that 25% of returns received are placed back into inventory, and the estimate for returns is adjusted to reflect the value of the returns placed into inventory. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account.
2.Allowance for Doubtful Accounts — The allowance for doubtful accounts is an estimate of the loss that could be incurred if our customers do not make required payments. Trade receivables are periodically evaluated by management for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Estimates are made based on specific disputes and additional reserves for bad debt based on the accounts receivable aging ranging from 0.35% for invoices currently due to 2.0% for invoices more than ninety-one days overdue. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.
3.Inventory Obsolescence Reserve — Management reviews the inventory records on a monthly basis. Management deems to be obsolete finished good items that are no longer being sold, and have no possibility of sale within the ensuing twelve months. Components and raw materials are deemed to be obsolete if

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
The Company’s financial statements record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value). The investments are, categorically listed, in “Common Stock”, “Preferred Stock”, “Limited Partnership”, “Corporate Obligations” and "Fixed Income". All of the Company’s portfolio of investments of $2,115,099 (approximate, as at February 28, 2013) is invested in the “Corporate Obligations”, “Common Stock”, “Limited Partnership”, and "Fixed Income" categories. The Company invests in various investment securities. Investment securities are exposed to various risks such as interest rates, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term. The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, however, due to current securities market conditions, the Company cannot ascertain the risk of any future change in the market value of its’ investments.

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
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of February 28, 2013, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control overall financial reporting.

PART ll OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In April 2013, the Company was notified that KMC Exim Corporation (“KMC”) filed a complaint in the United States District Court for the Eastern District of New York alleging that the Company had violated a patent held by KMC. The complaint did not specify any specific monetary damages. The Company purchased the product from a supplier, relying on the opinion of their counsel that the product that they were selling to us did not violate the alleged patent claim. Management believes that the complaint is without merit and intends to vigorously defend the action.

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
Date: April 15, 2013

CCA INDUSTRIES, INC.

By:	/s/ STEPHEN A. HEIT
Stephen A. Heit President and Chief Financial Officer, and duly authorized signatory on behalf of Registrant