Form 10-Q
period 2013-05-31
CCA INDUSTRIES INC
filed 2013-07-16
CIK 721447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 16, 2013 there were (i) 6,086,740 shares of the issuer’s common stock, par value $0.01, outstanding; and (ii) 967,702 shares of the issuer’s Class A common stock, par value $0.01, outstanding.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements
CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	May 31, 2013	November 30, 2012
ASSETS	(Unaudited)
Current assets:
Cash & cash equivalents	$5,756,460	$9,828,681
Short term investments & marketable securities	2,174,025	2,283,772
Accounts receivable, net of allowances of $930,569 and $1,133,561, respectively	8,130,773	8,073,398
Inventories, net of reserve for inventory obsolescence of $531,576 and $671,609, respectively	11,134,161	9,794,448
Insurance claims receivable	340,386	800,000
Prepaid expenses and sundry receivables	932,577	671,093
Prepaid and refundable income taxes	751,377	745,177
Deferred income taxes	1,740,157	1,242,484
Total Current Assets	30,959,916	33,439,053
Property and equipment, net of accumulated depreciation and amortization	1,525,718	1,024,901
Intangible assets, net of accumulated amortization	772,424	782,655
Other	17,000	24,500
Total Assets	$33,275,058	$35,271,109

LIABILITIES AND CAPITAL
Current Liabilities:
Accounts payable & accrued liabilities	$10,526,417	$10,262,950
Capitalized lease obligations - current portion	3,382	4,426
Income taxes payable	—	9,440
Dividends payable	—	493,811
Total current liabilities	10,529,799	10,770,627
Deferred income taxes	65,213	239,673
Capitalized lease obligations	11,506	12,833
Total Liabilities	10,606,518	11,023,133

Shareholders' Equity:
Preferred stock, $1.00 par, authorized 20,000,000 none issued	—	—
Common stock, $.01 par, authorized 15,000,000 shares, issued and outstanding 6,086,740 and 6,086,740 shares, respectively	60,867	60,867
Class A common stock, $.01 par, authorized 5,000,000 shares, issued and outstanding 967,702 and 967,702 shares, respectively	9,677	9,677
Additional paid-in capital	2,329,049	2,329,049
Retained earnings	20,147,099	21,813,136
Unrealized gains on marketable securities	121,848	35,247
Total Shareholders' Equity	22,668,540	24,247,976
Total Liabilities and Shareholders' Equity	$33,275,058	$35,271,109

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Revenues:
Sales of health and beauty aid products - net	$11,206,480	$14,596,899	$23,003,431	$28,127,970
Other income	55,732	113,573	58,430	270,750
Total Revenues	11,262,212	14,710,472	23,061,861	28,398,720
Costs and Expenses:
Cost of sales	5,504,363	6,319,109	11,034,666	12,327,455
Selling, general and administrative expenses	4,845,240	5,694,421	10,624,649	10,979,076
Advertising, cooperative and promotional expenses	928,946	1,992,831	2,954,049	4,076,422
Research and development	179,458	207,693	346,613	392,960
Bad debt expense (recovery)	2,545	(5,425)	(26,680)	(33,589)
Interest expense	438	90	462	197
Total Costs and Expenses	11,460,990	14,208,719	24,933,759	27,742,521
(Loss) Income before (Benefit from) Provision for Income Taxes	(198,778)	501,753	(1,871,898)	656,199
(Benefit from) provision for income taxes	(41,942)	199,653	(699,672)	266,565
Net (Loss) Income	$(156,836)	$302,100	$(1,172,226)	$389,634

(Loss) Earnings per Share:
Basic	$(0.02)	$0.04	$(0.17)	$0.06
Diluted	$(0.02)	$0.04	$(0.17)	$0.06
Weighted Average Common Shares Outstanding
Basic	7,054,442	7,054,442	7,054,442	7,054,442
Diluted	7,054,442	7,054,442	7,054,442	7,054,442
See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Net (Loss) Income	$(156,836)	$302,100	$(1,172,226)	$389,634
Other Comprehensive (Loss) Income
Unrealized Gains on Securities:
Unrealized holding gains arising during the period, net of tax	37,197	(19,631)	86,601	145,740
Comprehensive (Loss) Income (Note 4, Note 12)	$(119,639)	$282,469	$(1,085,625)	$535,374
Unrealized holding gains for the three months and six months ended May 31, 2013 is net of deferred tax (expense) of $(21,755) and $(50,650), respectively. Unrealized holding gains (losses) for the three months and six months ended May 31, 2012 is net of a deferred tax benefit (expense) of $13,743 and $(98,354), respectively.

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	May 31, 2013	May 31, 2012
Cash Flows from Operating Activities:
Net (Loss) Income	$(1,172,226)	$389,634
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	155,321	110,435
Change in allowance for bad debts	(26,680)	(33,589)
Loss on sale of securities	—	4,416
Deferred income taxes	(722,783)	14,407
Change in Operating Assets & Liabilities:
(Increase) in accounts receivable	(30,695)	(924,312)
(Increase) in inventory	(1,339,713)	(1,922,022)
Decrease in insurance claim receivable	459,614	—
(Increase) decrease in prepaid expenses and other receivables	(261,484)	225,125
(Increase) decrease in prepaid income and refundable income tax	(6,200)	233,294
Decrease in other assets	7,500	—
Increase in accounts payable and accrued liabilities	263,466	1,244,075
(Decrease) in income taxes payable	(9,440)	(18,235)
Net Cash Used in Operating Activities	(2,683,320)	(676,772)
Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(645,910)	(76,202)
Acquisition of intangible assets	—	(10,000)
Purchase of marketable securities	(153,000)	—
Proceeds from sale and maturity of investments	400,000	310,000
Net Cash (Used in) Provided by Investing Activities	(398,910)	223,798
Cash Flows from Financing Activities:
Payments for capital lease obligation	(2,369)	(3,102)
Dividends paid	(987,622)	(987,622)
Net Cash Used in Financing Activities	(989,991)	(990,724)
Net Decrease in Cash	(4,072,221)	(1,443,698)
Cash and Cash Equivalents at Beginning of Period	9,828,681	7,699,615
Cash and Cash Equivalents at End of Period	$5,756,460	$6,255,917
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$461	$197
Income taxes	$500	$37,099
Schedule of Non Cash Financing Activities:
Dividends declared	$493,811	$987,622
See Notes to Unaudited Consolidated Financial Statements

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three and six months ended May 31, 2013 are not necessarily indicative of the results that may be expected for the entire year ended November 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2012. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.
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
Accounts Receivable:
Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowance for cooperative advertising and reserves for returns which are anticipated to be taken as credits against the balances as of May 31, 2013. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.
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
Revenue Recognition: (See also Cooperative Advertising)
The Company recognizes sales in accordance with ASC Topic 605 “Revenue Recognition”. Revenue is recognized upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

allowances and various sales incentives. Included in sales incentives are coupons that the Company issues that are redeemed by its customers. Redemptions are handled by a coupon national clearing house. The Company also has estimated that there is an approximate six week lag in coupon redemptions, with the estimated cost recorded as an accrued liability. Although no legal right of return exists between the customer and the Company, returns are accepted if it is in the best interests of the Company's relationship with the customer. The Company, therefore, records a reserve for returns based on the historical returns as a percentage of sales in the five preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances. Those returns which are anticipated to be taken as credits against the balances as of May 31, 2013 are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Changes in the estimated coupon reserve and sales return reserve are recorded to Sales of Health and Beauty Aid Products, net in the Consolidated Statement of Operations.
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
Shipping Costs:
The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. Shipping costs included for the three months ended May 31, 2013 and May 31, 2012 were $725,657 and $877,369, respectively. Shipping costs included for the six months ended May 31, 2013 and May 31, 2012 were $1,487,038 and $1,605,695, respectively.
Advertising Costs:
The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the three months ended May 31, 2013 and May 31, 2012 were $928,946 and $1,992,831, respectively. Advertising, cooperative and promotional expenses for the six months ended May 31, 2013 and May 31, 2012 were $2,954,049 and $4,076,422, respectively.
Research and Development Costs:
The Company's policy for financial reporting is to charge research and development costs to expense as incurred. Research and development costs for the three months ended May 31, 2013 and May 31, 2012 were $179,458 and $207,693, respectively. Research and development costs for the six months ended May 31, 2013 and May 31, 2012 were $346,613 and $392,960, respectively.
Proceeds from Insurance Policy Claim:
The Company does not recognize insurance proceeds for losses incurred until the amounts are realizable. The Company records the insurance proceeds as a reduction in the underlying expense category where the losses were recognized. As a a result of Super Storm Sandy, the Company made claims for loss against various insurance policies. In the case of one claim for $340,689, the Company did not determine the claim was realizable until May 2013. The Company recorded the proceeds as a reduction of selling, general and administrative expenses on the Consolidated Statements of Operations for the three and six months ended May 31, 2013.

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
The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of May 31, 2013 and November 30, 2012. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
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
Recent Accounting Pronouncements:
In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-02, which is an update to Topic 220, "Comprehensive Income". This update does not change the current requirements for reporting net income or other comprehensive income in the financial statements, rather the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirely to net income, an entity is required to cross-reference to other disclosures required under U.S, GAAP that provide additional details about those amounts. For public entities, the amendments are effective prospectively for fiscal years, and the interim periods within those years, beginning after December 15, 2012. Early adoption is permitted. ASU 2013-02 is not expected to have a material impact on the Company's financial position or results of operation.
In April 2013, the FASB issued ASU 2013-04, which is an update to Topic 405 "Liabilities". These amendments provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. Examples of obligations within this guidances are debt arrangements, other contractual obligations, and settled litigations and judicial rulings. For public entities, the amendments are effective prospectively for fiscal years, and the interim periods within those years,

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

beginning after December 15, 2013. The amendments shall be applied retrospectively to all prior periods presented for those obligations within this subtopic that exist at the beginning of an entity's fiscal year of adoption. Early adoption is permitted. ASU 2013-04 is not expected to have a material impact on the Company's financial position or results of operation.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
Short-term investments and marketable securities, which consist of fully guaranteed bank certificates of deposit, stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold within the ensuing twelve months. The cost and market values of the investments at May 31, 2013 and November 30, 2012 were as follows:

	May 31, 2013		November 30, 2012
	COST	MARKET	COST	MARKET
Current:
Corporate obligations	$754,492	$749,880	$1,004,490	$995,827
Limited partnership	223,373	336,345	223,373	292,680
Common stock	600,046	684,835	600,046	595,626
Fixed Income	403,000	402,965	400,000	399,639
Total Current	$1,980,911	$2,174,025	$2,227,909	$2,283,772
As of May 31, 2013, the Company had total unrealized gains on its investments of $193,114. This amount was reduced by a deferred tax expense of $71,266, of which a deferred tax expense of $50,650 was recorded in the current fiscal year and $20,616 was recorded in prior fiscal years. None of the unrealized losses have been deemed to be other-than-temporary impairments.
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

	May 31,	Quoted Market Price in Active Markets	Significant Other Observable Inputs
Description	2013	(Level 1)	(Level 2)
Corporate obligations	$749,880	$—	$749,880
Limited partnership	336,345	336,345	—
Common stock	684,835	684,835	—
Fixed income	402,965	402,965	—
Total	$2,174,025	$1,424,145	$749,880

	November 30,	Quoted Market Price in Active Markets	Significant Other Observable Inputs
Description	2012	(Level 1)	(Level 2)
Corporate obligations	$995,827	$—	$995,827
Limited partnership	292,680	292,680	—
Common stock	595,626	595,626	—
Fixed income	399,639	399,639	—
Total	$2,283,772	$1,287,945	$995,827

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVENTORIES
The components of inventory consist of the following:

	May 31, 2013	November 30, 2012
Raw materials	$7,065,896	$6,639,048
Finished goods	4,068,265	3,155,400
	$11,134,161	$9,794,448
At May 31, 2013 and November 30, 2012, the Company had a reserve for obsolescence of $531,576 and $671,609, respectively.

NOTE 6 - PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	May 31, 2013	November 30, 2012
Machinery and equipment	$156,810	$184,260
Furniture and equipment	751,987	557,667
Tools, dies and masters	469,247	448,169
Transportation equipment	44,076	44,076
Capitalized lease obligations	36,100	36,100
Web Site	20,000	20,000
Leasehold improvements	1,039,019	581,060
	$2,517,239	$1,871,332
Less: Accumulated depreciation	991,521	846,431
Property and Equipment—Net	$1,525,718	$1,024,901
Depreciation expense for the three months ended May 31, 2013 and May 31, 2012 amounted to $78,263 and $53,442, respectively. Depreciation expense for the six months ended May 31, 2013 and 2012 amounted to $145,090 and $110,204, respectively.

NOTE 7 - INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for ten product lines.

	May 31, 2013	November 30, 2012
Patents and trademarks	$932,896	$932,896
Less: Accumulated amortization	160,472	150,241
Intangible Assets - Net	$772,424	$782,655

Patents are amortized on a straight-line basis over their legal life of 17 years. Trademarks have an indefinite life and are reviewed annually for impairment or more frequently if impairment indicators occur. Amortization expense for the three months ended May 31, 2013 and May 31, 2012 amounted to $5,115 and $116, respectively. Amortization expense for the six months ended May 31, 2013 and May 31, 2012 amounted to $10,231 and $231, respectively. Estimated amortization expense for the years ending November 30, 2013, 2014, 2015, 2016 and 2017 will be $20,463, $20,463, $20,439, $20,421 and $20,421, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

	May 31, 2013	November 30, 2012
Coop advertising	$3,487,023	$2,471,174
Accrued returns	$997,606	$665,184

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
Employment Agreement Death Benefit
The Company announced on February 11, 2013 the death of Dunnan D. Edell, the Company's then President and Chief Executive Officer. Under the terms of Mr. Edell's employment agreement, his estate is entitled to a single sum payment equal to his base salary and a single sum payment equal to the value of the highest bonus earned in the one year period preceding the date of death, prorated for the number of days served in that fiscal year. Accordingly, the Company recorded a one-time expense of $359,726 which is reflected in selling, general and administrative expenses for the quarter ended February 28, 2013. The single sum was paid in the fiscal quarter ended May 31, 2013.
Litigation
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - OTHER INCOME (EXPENSE)
Other income consists of the following:

	Three Months Ended		Six Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Interest and dividend income	$12,190	$64,845	24,041	$131,290
Royalty income	43,368	48,272	33,846	80,070
Realized loss on sale of securities	—	(867)	—	(4,416)
Miscellaneous	174	1,323	543	63,806
	$55,732	$113,573	$58,430	$270,750

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES
CCA and its subsidiaries file a consolidated federal income tax return.
The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of May 31, 2013 and May 31, 2012. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were penalties and related interest of $586 for the fiscal year to date ended May 31, 2013, and $6,661 for penalties and interest for the the fiscal year to date ended May 31, 2012.
As of May 31, 2013, the Company had unrealized gain on its investments of $193,114. This amount was reduced by a deferred tax expense of $71,266, of which a $20,616 expense was recorded in prior fiscal years. The deferred tax expense for the six months ended May 31, 2013 has been recorded as part of the deferred tax asset, and offset against the unrealized gains on marketable securities reported on the consolidated balance sheet. The charitable contributions portion of the deferred tax asset has $292,025 that has been reclassified as a long-term asset, based on an estimate of the amount that will be realizable in periods greater than twelve months from May 31, 2013.

At May 31, 2013 and November 30, 2012, respectively, the Company had temporary differences arising from the following:

	May 31, 2013
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term (Liability)
Depreciation	$(968,029)	$(357,238)	$—	$(357,238)
Unrealized (gain) on investments	(193,114)	(71,266)	(71,266)	—
Reserve for bad debts	26,512	9,784	9,784	—
Reserve for returns	1,901,663	701,783	701,783	—
Reserve for obsolete inventory	531,576	196,171	196,171	—
Vacation accrual	319,669	117,970	117,970	—
Charitable contributions	818,318	301,989	9,964	292,025
Section 263A costs	313,076	115,536	115,536	—
Loss carry forward	1,789,024	660,215	660,215	—
Net deferred tax asset (liability)		$1,674,944	$1,740,157	$(65,213)

	November 30, 2012
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term (Liability)
Depreciation	$(1,028,273)	$(379,470)	$—	$(379,470)
Unrealized (gain) on investments	(55,863)	(20,616)	(20,616)	—
Reserve for bad debts	26,340	9,721	9,721	—
Reserve for returns	1,772,405	654,083	654,083	—
Reserve for obsolete inventory	671,609	247,849	247,849	—
Vacation accrual	323,470	119,372	119,372	—
Charitable contributions	722,555	266,649	126,852	139,797
Section 263A costs	285,129	105,223	105,223	—
Net deferred tax asset (liability)		$1,002,811	$1,242,484	$(239,673)

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 INCOME TAXES (continued)

Income tax (benefit) expense is made up of the following components:

	Three Months Ended		Six Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Current tax - Federal	$—	$180,130	$—	$191,618
Current tax - State & Local	22,559	57,071	23,111	60,540
Deferred tax (benefit) expense	(64,501)	(37,548)	(722,783)	14,407
Total tax (benefit) expense	$(41,942)	$199,653	$(699,672)	$266,565
Prepaid and refundable income taxes are made up of the following components:

Prepaid and refundable income taxes	Federal	State & Local	Total
May 31, 2013	$231,168	$520,209	$751,377
November 30, 2012	$377,292	$367,885	$745,177
Income tax payable is made up of the following components:

Income Taxes Payable	Federal	State & Local	Total
May 31, 2013	$—	$—	$—
November 30, 2012	$—	$9,440	$9,440

A reconciliation of the (benefit) provision for income taxes computed at the statutory rate to the effective rate for the three months ended May 31, 2013 and May 31, 2012 is as follows:

	Three Months Ended		Three Months Ended
	May 31, 2013		May 31, 2012
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
(Benefit) provision for income taxes at federal statutory rate	$(67,585)	34.00%	$170,596	34.00%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	(5,765)	2.90%	32,112	6.40%
Non-deductible expenses and other adjustments	31,408	(15.80)%	(3,055)	(0.61)%
(Benefit) provision for income taxes at effective rate	$(41,942)	21.10%	$199,653	39.79%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 INCOME TAXES (continued)

A reconciliation of the (benefit) provision for income taxes computed at the statutory rate to the effective rate for the six months ended May 31, 2013 and May 31, 2012 is as follows:

	Six Months Ended		Six Months Ended
	May 31, 2013		May 31, 2012
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
(Benefit) provision for income taxes at federal statutory rate	$(636,445)	34.00%	$223,107	34.00%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	(54,285)	2.90%	41,997	6.40%
Non-deductible expenses and other adjustments	(8,942)	0.48%	1,461	0.22%
(Benefit) provision for income taxes at effective rate	$(699,672)	37.38%	$266,565	40.62%

NOTE 13 – SUBSEQUENT EVENTS
Proceeds from Insurance Policy Claim
In June 2013, the Company received insurance proceeds of $340,689 which was recorded as an insurance receivable as of May 31, 2013. See Note 3 for further discussion.

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
OVERVIEW
For the three month period ended May 31, 2013, the Company had revenues of $11,262,212 and a net loss of $156,836 after an income tax benefit of $41,942. For the same period of 2012, the Company had revenues of $14,710,472 and net income of $302,100 after a provision for income taxes of $199,653. The basic and fully diluted loss per share for the second quarter of 2013 was $0.02 as compared to a basic and fully diluted earnings per share of $0.04 for same period of 2012. As of May 31, 2013 the Company had $30,959,916 in current assets and $10,529,799 in current liabilities. The Company does not have any loan or line of credit bank debt.
OPERATING RESULTS FOR THE THREE MONTHS ENDED MAY 31, 2013
For the three month period ended May 31, 2013, the Company had total revenues of $11,262,212 and a net loss of $156,836 after a tax benefit of $41,942. For the same three month period in 2012, total revenues were $14,710,472 and net income was $302,100 after a provision for income taxes of $199,653. The basic and fully diluted loss per share was $0.02 for the second quarter of fiscal 2013 as compared to earnings of $0.04 per share for the second quarter of fiscal 2012. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the second quarter of fiscal 2013 were reduced by $1,832,276 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense. In the same period of the prior year, net sales were reduced by $1,889,318 and trade promotion was offset by an equal reduction of that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income.
The Company’s net sales of health and beauty aid products decreased $3,390,419 to $11,206,480 for the three month period ended May 31, 2013 from $14,596,899 for the three month period ended May 31, 2012, a decrease of 23.2%. Sales returns and allowances, not including sales incentives, were 16.3% of gross sales or $2,546,182 for the three month period ended May 31, 2013 as compared to 9.2% or $1,663,065 for the same period last year. Sales incentives consist of cooperative advertising with the Company’s retail partners and coupons. The amount of co-operative advertising included in sales incentives decreased by $64,571 to $1,473,544 in the second quarter 2013 as compared to $1,538,115 in the same period in 2012. The cost of the coupons issued by the Company was $358,732 for the second quarter 2013 as compared to $351,203 for the same period in 2012. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.
The Company’s net sales by category for the second quarter 2013 as compared to the second quarter of fiscal 2012 were:

	Three Months Ended		Three Months Ended
	May 31, 2013		May 31, 2012
Category	Net Sales	% TTL	Net Sales	% TTL
Skin Care	$4,335,209	38.7%	$4,984,999	34.2%
Nail Care	1,801,957	16.1%	3,122,721	21.4%
Oral Care	2,731,536	24.4%	3,145,250	21.5%
Dietary Supplement	2,046,918	18.3%	2,778,857	19.0%
Miscellaneous	290,860	2.6%	565,072	3.9%
	$11,206,480	100.0%	$14,596,899	100.0%
The following were factors that affected net sales for the three months ended May 31, 2013:

•
Net sales of skin care products decreased $649,790 for the three months ended May 31, 2013, as compared to the same period in fiscal 2012, primarily due to decreased distribution and higher returns of Scar Zone combined with slower seasonal sales of Solar Sense.

•
Net sales of nail care products decreased $1,320,764 for the three months ended May 31, 2013, as compared to the same period in fiscal 2012. Decreased distribution of the Company's Gel Perfect nail polish product line was combined with higher sales incentives and higher returns from our major customers.

•	Net sales of the Company's oral care products decreased $413,714 in three months ended May 31, 2013 as compared to the same period in fiscal 2012 due to lower gross sales of new higher priced kits.

•
Net sales of the Company’s diet products decreased $731,939 in the second quarter of 2013 as compared to the second quarter of fiscal 2012. The decrease in net sales of diet products was due to lower gross sales and higher returns as a result of decreased distribution of certain items and decreased promotional activity, reflective of the continued overall industry category decline. The Company is increasing its marketing efforts with the introduction of new diet products in the third quarter of fiscal 2013 in order to effectuate a positive impact on future sales.

•
Sales returns and allowances increased to 16.3% of gross sales for the second quarter of fiscal 2013 as compared to 9.2% of gross sales for the same period last year. The higher returns in the 2013 period relate primarily to the Gel Perfect nail polish line as mentioned above. The Company, on an ongoing basis, has returns of products that have been phased out and replaced by new items as part of its marketing plan.

	Three Months Ended
	May 31, 2013	May 31, 2012
Sales of health and beauty aid products - Net	$11,206,480	$14,596,899
Cost of Sales	5,504,363	6,319,109
Gross Margin	$5,702,117	$8,277,790
	50.9%	56.7%
The gross margin percentage for the second quarter 2013 decreased to 50.9%, as compared to 56.7% for the second quarter of fiscal 2012. The decrease of gross margin percentage in the second quarter of fiscal 2013 is related to the high volume of product returns mentioned above. Approximately 25% of returns received are placed back into inventory for sale after inspection and refurbishment.
Selling, general and administrative expenses decreased to $4,845,240 for the three months ended May 31, 2013 as compared to $5,694,421 for the same period in 2012, or a decrease of $849,181. Approximately $340,689 of this decrease is attributed to the recognition of insurance proceeds resulting from Super Storm Sandy that were credited

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

against selling, general and administrative expenses. The balance of the net decrease in sales and administrative expenses is due to cost cutting efforts.
Advertising expense was $928,946 for the quarter ended May 31, 2013 as compared to $1,992,831 for the quarter ended May 31, 2012, or a decrease of $1,063,885. The Company’s advertising expense changes from quarter to quarter based on the timing of the Company’s promotions. The Company has been testing new commercials and anticipates increasing advertising in the second half of fiscal 2013.
Loss before the benefit from income taxes was $198,778 for the quarter ended May 31, 2013 as compared to income before provision for income taxes of $501,753 for the quarter ended May 31, 2012.
The effective tax rate for the second quarter of fiscal 2013 was 21.1% versus 39.8% for the second quarter of fiscal 2012. The fiscal 2013 effective tax rate was lower due to a change in non-deductible expenses and other items.
OPERATING RESULTS FOR THE SIX MONTHS ENDED MAY 31, 2013
For the six months ended May 31, 2013, the Company had total revenues of $23,061,861and a net loss of $1,172,226 after a tax benefit of $699,672. For the same period in 2012, total revenues were $28,398,720 and net income was $389,634 after a provision for income taxes of $266,565. Basic and fully diluted loss per share was $0.17 for the six months ended May 31, 2013 as compared to earnings of $0.06 per share for the same period in fiscal 2012. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the six months ended May 31, 2013 were reduced by $3,610,940 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense. In the same period of the prior year, net sales were reduced by $3,648,078 and trade promotion was offset by an equal reduction of that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income.
The Company’s net sales of health and beauty aid products decreased $5,124,539 to $23,003,431 for the six months ended May 31, 2013 from $28,127,970 for the six months ended May 31, 2012, a decrease of 18.2%. Sales returns and allowances, not including sales incentives, were 14.3% of gross sales or $4,430,391 for the six months ended May 31, 2013 as compared to 7.5% or 2,573,243 for the same period last year. Sales incentives consist of co-operative advertising with the Company’s retail partners and coupons. The amount of cooperative advertising included in sales incentives increased by $107,541 to $3,001,494 in the six months ended May 31, 2012 as compared to 2,893,953 in the same period in 2012. The cost of the coupons issued by the Company was 609,446 for the six months ended May 31, 2013 as compared to754,125 for the same period in 2012. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s net sales by category for the six months ended May 31, 2013 as compared to the same period in 2012 were:

	Six Months Ended		Six Months Ended
	May 31, 2013		May 31, 2012
Category	Net Sales	% TTL	Net Sales	% TTL
Skin Care	$7,838,501	34.1%	$8,939,777	31.8%
Nail Care	5,482,878	23.8%	7,353,207	26.1%
Oral Care	5,233,468	22.8%	5,391,873	19.2%
Dietary Supplement	3,715,265	16.1%	5,477,160	19.5%
Miscellaneous	733,319	3.2%	965,953	3.4%
	$23,003,431	100.0%	$28,127,970	100.0%
The following were factors that affected net sales for the six months ended May 31, 2013:

•
Net sales of skin care products decreased $1,101,276 for the six months ended May 31, 2013, as compared to the same period in fiscal 2012, primarily due to decreased distribution and higher returns of Scar Zone combined with slower seasonal sales of Solar Sense, partially offset by the new product launch of Hand Perfection.

•
Net sales of nail care products decreased $1,870,329 for the six months ended May 31, 2013, as compared to the same period in fiscal 2012. Decreased distribution of the Company's Gel Perfect nail polish product line was combined with higher sales incentives and higher returns from our major customers.

•
Net sales of the Company’s diet products decreased $1,761,895 for the six months ended May 31, 2013 as compared to the six months ended May 31, 2012. The decrease in net sales of diet products was due to lower gross sales and higher returns as a result of decreased distribution of certain items and decreased promotional activity, reflective of the continued overall industry category decline. The Company is increasing its marketing efforts with the introduction of new diet products in order to effectuate a positive impact on future sales.

•
Sales returns and allowances increased to 14.3% of gross sales for the six months ended May 31, 2013 as compared to 7.5% of gross sales for the same period last year. The higher returns in the 2013 period relate primarily to the Gel Perfect nail polish line as mentioned above. The Company, on an ongoing basis, has returns of products that have been phased out and replaced by new items as part of its marketing plan.

	Six Months Ended
	May 31, 2013	May 31, 2012
Sales of health and beauty aid products - Net	$23,003,431	$28,127,970
Cost of Sales	11,034,666	12,327,455
Gross Margin	$11,968,765	$15,800,515
	52.0%	56.2%
The gross margin percentage for the six months ended May 31, 2013 decreased to 52.0%, as compared to 56.2% for the same period in 2012. The decrease of gross margin percentage in fiscal 2013 is related to the high volume of product returns mentioned above. Approximately 25% of returns received are placed back into inventory for sale after inspection and refurbishment.
Selling, general and administrative expenses decreased to $10,624,649 for the six months ended May 31, 2013 as compared to $10,979,076 for the same period in 2012, or a decrease of $354,427. Approximately $340,689 of this decrease is attributed to the recognition of insurance proceeds resulting from Super Storm Sandy that were credited against selling, general and administrative expenses. This decrease was in turn offset by a one-time death benefit payment of $356,731 per the employment contract with Dunnan D. Edell, the Company’s previous President and Chief Executive Officer. Under the terms of Mr. Edell's employment agreement, his estate is entitled to a single sum payment

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of equal to his base salary and a single sum payment equal to the value of the highest bonus earned in the one year period preceding the date of death, prorated for the number of days served in that fiscal year. The balance of the net decrease in sales and administrative expenses is due to cost cutting efforts.
Advertising expense was $2,954,049 for the six months ended May 31, 2013 as compared to $4,076,422 for the six months ended May 31, 2012, for a decrease of $1,122,373. The Company’s advertising expense changes from quarter to quarter based on the timing of the Company’s promotions. The Company has been testing new commercials and anticipates increasing advertising in the second half of fiscal 2013.
Loss before the benefit from income taxes was $1,871,898 for the six months ended May 31, 2013 as compared to a income before provision for income taxes of $656,199 for the six months ended May 31, 2012.
The effective tax rate for the six months ended May 31, 2013 was 37.4% versus 40.6% for the six months ended May 31, 2012. The fiscal 2013 effective tax rate was lower primarily due to a change in the allocation of state income taxes.
FINANCIAL POSITION AS OF MAY 31, 2013
The Company’s financial position as of May 31, 2013 consisted of current assets of $30,959,916 and current liabilities of $10,529,799, or a current ratio of 2.9 to 1. The Company’s cash and cash equivalents were $5,756,460 as of May 31, 2013, a decrease of $4,072,221 from November 30, 2012. Included in this decrease was net cash used in operating activities of $2,683,320, net cash used in investing activities of $398,910 and net cash used in financing activities of $989,991. Included in the net cash used in financing activities was $987,622 of dividends paid.
Accounts receivable increased slightly to $8,130,773 as of May 31, 2013 from $8,073,398 as of November 30, 2012. The increase was due to an increase in net sales of $266,085 in May and April 2013 as compared to net sales in October and November 2012. There has been no significant change in the accounts receivable aging or days outstanding.
The reserve for returns and allowances is based on the historical returns as a percentage of sales in the five preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances. This allowance increased to $1,928,175 as of May 31, 2013, from $1,798,745 as of November 30, 2012. Of this amount, allowances and reserves in the amount of $997,606, which are anticipated to be deducted from future invoices, were included in accrued liabilities as of May 31, 2013 as compared to $665,184 as of November 30, 2012. Gross receivables were further reduced by $978,009 and $1,212,067, at May 31, 2013 and November 30, 2012, respectively, and which were reclassifications from accrued liabilities, as estimates of the cooperative advertising that will be taken as a credit against payments. In addition, accrued liabilities include $3,487,023 and $2,471,174 at May 31, 2013 and November 30, 2012, respectively, which are estimates of cooperative advertising expense relating to sales which are anticipated to be deducted from future invoices rather than against the current accounts receivable. This $1,015,849 increase is due to timing of anticipated cooperative deductions to be taken. The allowance for doubtful accounts slightly increased to $26,512 at May 31, 2013 as compared to $26,340 at November 30, 2012. The Company had no material overdue accounts receivable balances as of May 31, 2013.
Inventory increased to $11,134,161 as of May 31, 2013 from $9,794,448 as of November 30, 2012. The inventory increased in order to support the forecasted sales as well as the promotional sales to take place in the second half of fiscal 2013. The inventory obsolescence reserve decreased to $531,576 as of May 31, 2013 from $671,609 as of November 30, 2012, as a result of scrapping obsolete inventory.
The Company received insurance proceeds of $800,000 in December 2012 for insurance claims related to Superstorm Sandy. The Company had a $1,000,000 flood policy loss limit and received $200,000 in November 2012. The Company also recorded $340,689 in insurance proceeds receivable in May 2013, and the Company received payment of $340,689 in June 2013.
The deferred income tax asset increased to $1,740,157 as of May 31, 2013 from $1,242,484 as of November 30, 2012. The increase was due primarily to the deferred tax benefit of $660,215 on the loss carry forward as of May 31, 2013.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company acquired approximately $646,000 in property, plant and equipment, primarily leasehold improvements, as a result of assets destroyed by Super Storm Sandy.
Accounts payable and accrued liabilities increased to $10,526,417 as of May 31, 2013 from $10,262,950 as of November 30, 2012. The increase was due to the normal course of business.
Shareholders’ equity decreased to $22,668,540 as of May 31, 2013 from $24,247,976 as of November 30, 2012. The decrease was due to the net loss of $1,172,226, dividends declared of $493,811 and unrealized gains, net of deferred income tax, on marketable securities of $86,601 during the six months ended May 31, 2013. Unrealized holding gains or losses are recorded as other comprehensive income.
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
Our primary capital needs are seasonal working capital requirements and dividend payments. In addition, funds are kept on hand for any potential acquisitions, which the Company continues to explore. As of May 31, 2013, the Company had cash and cash equivalents of $5,756,460 and short term marketable securities of $2,174,025. Please refer to Note No. 4 of the unaudited consolidated financial statements for further information regarding the Company’s investments. The Company’s long term liabilities, as of May 31, 2013, consist of a deferred tax liability of $65,213. The Company does not have any bank debt or a bank line of credit. Due to the amount of cash and marketable securities on-hand, the Company does not believe that it needs the availability of a bank line of credit at this time. The Company anticipates that it will have sufficient liquidity to finance anticipated working capital requirements for at least the next twelve months.
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
1.Reserve for Returns and Allowances — The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. The estimated reserve is based in part on historical returns as a percentage of gross sales. The current estimated return rate is 8.9% of gross sales. Management estimates that 25.0% of returns received are placed back into inventory, and the estimate for returns is adjusted to reflect the value of the returns placed into inventory. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account.
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
The Company’s financial statements record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value). The investments are, categorically listed, in “Common Stock”, “Preferred Stock”, “Limited Partnership”, “Corporate Obligations” and "Fixed Income". All of the Company’s portfolio of investments of $2,174,025 (approximate, as at May 31, 2013) is invested in the “Corporate Obligations”, “Common Stock”, “Limited Partnership”, and "Fixed Income" categories. The Company invests in various investment securities. Investment securities are exposed to various risks such as interest rates, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term. The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, however, due to current securities market conditions, the Company cannot ascertain the risk of any future change in the market value of its’ investments.

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
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of May 31, 2013, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control overall financial reporting.

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
Date: July 16, 2013

CCA INDUSTRIES, INC.

By:	/s/ STEPHEN A. HEIT
Stephen A. Heit President and Chief Financial Officer, and duly authorized signatory on behalf of Registrant