Form 10-Q
period 2013-08-31
CCA INDUSTRIES INC
filed 2013-10-15
CIK 721447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 15, 2013 there were (i) 6,038,982 shares of the issuer’s common stock, par value $0.01, outstanding; and (ii) 967,702 shares of the issuer’s Class A common stock, par value $0.01, outstanding.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Part I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31, 2013	November 30, 2012
ASSETS	(Unaudited)
Current assets:
Cash & cash equivalents	$4,771,839	$9,828,681
Short term investments & marketable securities	2,170,269	2,283,772
Accounts receivable, net of allowances of $616,110 and $1,133,561, respectively	7,313,887	8,073,398
Inventories, net of reserve for inventory obsolescence of $711,583 and $671,609, respectively	11,159,043	9,794,448
Insurance claims receivable	—	800,000
Prepaid expenses and sundry receivables	726,988	671,093
Prepaid and refundable income taxes	680,889	745,177
Deferred income taxes	2,168,169	1,242,484
Total Current Assets	28,991,084	33,439,053
Property and equipment, net of accumulated depreciation and amortization	1,492,864	1,024,901
Intangible assets, net of accumulated amortization	767,309	782,655
Other	12,500	24,500
Total Assets	$31,263,757	$35,271,109

LIABILITIES AND CAPITAL
Current Liabilities:
Accounts payable & accrued liabilities	$9,473,583	$10,262,950
Capitalized lease obligations - current portion	6,990	4,426
Income taxes payable	—	9,440
Dividends payable	490,468	493,811
Total current liabilities	9,971,041	10,770,627
Deferred income taxes	33,001	239,673
Capitalized lease obligations	32,122	12,833
Total Liabilities	10,036,164	11,023,133

Shareholders' Equity:
Preferred stock, $1.00 par, authorized 20,000,000 none issued	—	—
Common stock, $.01 par, authorized 15,000,000 shares, issued and outstanding 6,038,982 and 6,086,740 shares, respectively	60,390	60,867
Class A common stock, $.01 par, authorized 5,000,000 shares, issued and outstanding 967,702 and 967,702 shares, respectively	9,677	9,677
Additional paid-in capital	2,329,049	2,329,049
Retained earnings	18,709,000	21,813,136
Unrealized gains on marketable securities	119,477	35,247
Total Shareholders' Equity	21,227,593	24,247,976
Total Liabilities and Shareholders' Equity	$31,263,757	$35,271,109

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Revenues:
Sales of health and beauty aid products - net	$9,742,827	$13,775,461	$32,746,258	$41,903,431
Other (expense) income	(7,916)	227,746	50,514	498,495
Total Revenues	9,734,911	14,003,207	32,796,772	42,401,926
Costs and Expenses:
Cost of sales	5,060,168	5,736,175	16,094,834	18,063,630
Selling, general and administrative expenses	4,830,302	5,614,922	15,454,953	16,593,998
Advertising, cooperative and promotional expenses	781,812	1,769,423	3,735,861	5,845,845
Research and development	211,223	179,070	557,837	572,031
Bad debt expense (recovery)	31,506	(2,561)	4,825	(36,150)
Interest expense	1,141	62	1,602	259
Total Costs and Expenses	10,916,152	13,297,091	35,849,912	41,039,613
(Loss) Income before (Benefit from) Provision for Income Taxes	(1,181,241)	706,116	(3,053,140)	1,362,313
(Benefit from) provision for income taxes	(388,349)	277,369	(1,088,021)	543,932
Net (Loss) Income	$(792,892)	$428,747	$(1,965,119)	$818,381

(Loss) Earnings per Share:
Basic	$(0.11)	$0.06	$(0.28)	$0.12
Diluted	$(0.11)	$0.06	$(0.28)	$0.12
Weighted Average Common Shares Outstanding
Basic	7,035,235	7,054,442	7,047,993	7,054,442
Diluted	7,035,235	7,054,442	7,047,993	7,054,442
See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Net (Loss) Income	$(792,892)	$428,747	$(1,965,119)	$818,381
Other Comprehensive (Loss) Income
Unrealized (Loss) Gain on Securities:
Unrealized holding (loss) gain arising during the period, net of tax	(2,371)	72,669	84,230	215,755
Less: reclassification adjustment for (gain) included in net income, net of tax	—	(75,779)	—	(73,125)
Comprehensive (Loss) Income (Note 4, Note 12)	$(795,263)	$425,637	$(1,880,889)	$961,011
Unrealized holding (loss) gain for the three months and nine months ended August 31, 2013 is net of deferred tax benefit (expense) of $1,387 and $(49,263), respectively. Unrealized holding gain for the three months and nine months ended August 31, 2012 is net of a deferred tax (expense) of $(48,244) and $(144,836), respectively.
The reclassification adjustment for (gain) for the three and nine months ended August 31, 2012 is net of a deferred tax expense of $50,309 and $48,547, respectively.

See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	August 31, 2013	August 31, 2012
Cash Flows from Operating Activities:
Net (Loss) Income	$(1,965,119)	$818,381
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	238,198	162,929
Change in allowance for bad debts	4,825	(36,150)
(Gain) on sale of securities	—	(121,672)
Loss on write off of fixed assets	—	999
(Gain) on sale of property, plant and equipment	—	(5,748)
Deferred income taxes	(1,181,620)	121,549
Change in Operating Assets & Liabilities:
Decrease (increase) in accounts receivable	754,686	(1,173,611)
(Increase) in inventory	(1,364,595)	(822,608)
Decrease in insurance claim receivable	800,000	—
(Increase) decrease in prepaid expenses and other receivables	(55,896)	177,779
Decrease in prepaid income and refundable income tax	64,288	380,106
Decrease in other assets	12,000	23,800
(Decrease) increase in accounts payable and accrued liabilities	(789,369)	903,837
(Decrease) in income taxes payable	(9,440)	(33,608)
Net Cash (Used in) Provided by Operating Activities	(3,492,042)	395,983
Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(690,815)	(280,451)
Proceeds from sale of property, plant and equipment	—	10,000
Acquisition of intangible assets	—	(10,000)
Purchase of marketable securities	(153,000)	(148,692)
Proceeds from sale and maturity of investments	400,000	4,430,892
Net Cash (Used in) Provided by Investing Activities	(443,815)	4,001,749
Cash Flows from Financing Activities:
Increase in capital lease obligation	24,336	—
Payments for capital lease obligation	(2,484)	(4,419)
Purchase of Company stock and retirement	(155,215)	—
Dividends paid	(987,622)	(1,481,433)
Net Cash (Used in) Financing Activities	(1,120,985)	(1,485,852)
Net (Decrease) increase in Cash	(5,056,842)	2,911,880
Cash and Cash Equivalents at Beginning of Period	9,828,681	7,699,615
Cash and Cash Equivalents at End of Period	$4,771,839	$10,611,495
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,602	$259
Income taxes	$40,200	$72,499
Schedule of Non Cash Financing Activities:
Conversion of deposit to intangible asset	$—	$100,000
Dividends declared	$984,279	$1,481,433
See Notes to Unaudited Consolidated Financial Statements

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three and nine months ended August 31, 2013 are not necessarily indicative of the results that may be expected for the entire year ended November 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2012. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.
NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS
CCA Industries, Inc. (“CCA”) was incorporated in the State of Delaware on March 25, 1983.
CCA manufactures and distributes health and beauty aid products.
CCA has a few wholly-owned subsidiaries. CCA Online Industries, Inc. is active. CCA IND., S.A. DE C.V., a Variable Capital Corporation organized pursuant to the laws of Mexico is currently inactive.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable:
Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowance for cooperative advertising and reserves for returns which are anticipated to be taken as credits against the balances as of August 31, 2013. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.
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
Depreciation and amortization are provided utilizing the straight-line method over the following estimated useful lives or lease terms of the assets, whichever is shorter:

Machinery and equipment	5-7 Years
Furniture and fixtures	3-10 Years
Tools, dies and masters	3 Years
Transportation equipment	5 Years
Leasehold improvements	Remaining life of the lease (8.75 years)
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
Revenue Recognition: (See also Cooperative Advertising)
The Company recognizes sales in accordance with ASC Topic 605 “Revenue Recognition”. Revenue is recognized upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Included in sales incentives are coupons that the Company issues that are redeemed by its customers. Redemptions are handled by a coupon national clearing house. The Company also has estimated that there is an approximate six week lag in coupon redemptions, with the estimated cost recorded as an

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

accrued liability. Although no legal right of return exists between the customer and the Company, returns are accepted if it is in the best interests of the Company's relationship with the customer. The Company, therefore, records a reserve for returns based on the historical returns as a percentage of sales in the five preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances. Those returns which are anticipated to be taken as credits against the balances as of August 31, 2013 are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Changes in the estimated coupon reserve and sales return reserve are recorded to Sales of health and beauty aid products - net, in the Consolidated Statement of Operations.
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
Shipping Costs:
The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. Shipping costs included for the three months ended August 31, 2013 and August 31, 2012 were $585,734 and $800,854, respectively. Shipping costs included for the nine months ended August 31, 2013 and August 31, 2012 were $2,072,771 and $2,406,549, respectively.
Advertising Costs:
The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the three months ended August 31, 2013 and August 31, 2012 were $781,812 and $1,769,423, respectively. Advertising, cooperative and promotional expenses for the nine months ended August 31, 2013 and August 31, 2012 were $3,735,861 and $5,845,845, respectively.
Research and Development Costs:
The Company's policy for financial reporting is to charge research and development costs to expense as incurred. Research and development costs for the three months ended August 31, 2013 and August 31, 2012 were $211,223 and $179,070, respectively. Research and development costs for the nine months ended August 31, 2013 and August 31, 2012 were $557,837 and $572,031, respectively.
Proceeds from Insurance Policy Claim:
The Company does not recognize insurance proceeds for losses incurred until the amounts are realizable. The Company records the insurance proceeds as a reduction in the underlying expense category where the losses were recognized. As a a result of Super Storm Sandy, the Company made claims for loss against various insurance policies. In the case of one claim for $340,689, the Company did not determine the claim was realizable until May 2013 and received proceeds of $340,689 in June 2013. The Company recorded the proceeds as a reduction of selling, general and administrative expenses on the Consolidated Statements of Operations for the nine months ended August 31, 2013.

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
The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of August 31, 2013 and November 30, 2012. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
Short-term investments and marketable securities, which consist of fully guaranteed bank certificates of deposit, stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold within the ensuing twelve months. The cost and market values of the investments at August 31, 2013 and November 30, 2012 were as follows:

	August 31, 2013		November 30, 2012
	COST	MARKET	COST	MARKET
Current:
Corporate obligations	$754,494	$750,239	$1,004,490	$995,827
Limited partnership	223,373	331,400	223,373	292,680
Common stock	600,046	685,694	600,046	595,626
Fixed Income	403,000	402,936	400,000	399,639
Total Current	$1,980,913	$2,170,269	$2,227,909	$2,283,772
As of August 31, 2013, the Company had total unrealized gains on its investments of $189,356. This amount was reduced by a deferred tax expense of $69,879, of which a deferred tax expense of $49,263 was recorded in the current fiscal year and $20,616 was recorded in prior fiscal years. None of the unrealized losses have been deemed to be other-than-temporary impairments.
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

	August 31,	Quoted Market Price in Active Markets	Significant Other Observable Inputs
Description	2013	(Level 1)	(Level 2)
Corporate obligations	$750,239	$—	$750,239
Limited partnership	331,400	331,400	—
Common stock	685,694	685,694	—
Fixed income	402,936	402,936	—
Total	$2,170,269	$1,420,030	$750,239

	November 30,	Quoted Market Price in Active Markets	Significant Other Observable Inputs
Description	2012	(Level 1)	(Level 2)
Corporate obligations	$995,827	$—	$995,827
Limited partnership	292,680	292,680	—
Common stock	595,626	595,626	—
Fixed income	399,639	399,639	—
Total	$2,283,772	$1,287,945	$995,827

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVENTORIES
The components of inventory consist of the following:

	August 31, 2013	November 30, 2012
Raw materials	$7,467,224	$6,639,048
Finished goods	3,691,819	3,155,400
	$11,159,043	$9,794,448
At August 31, 2013 and November 30, 2012, the Company had a reserve for obsolescence of $711,583 and $671,609, respectively.

NOTE 6 - PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	August 31, 2013	November 30, 2012
Machinery and equipment	$156,810	$184,260
Furniture and equipment	750,323	557,667
Tools, dies and masters	482,821	448,169
Transportation equipment	44,076	44,076
Capitalized lease obligations	62,140	36,100
Web Site	20,000	20,000
Leasehold improvements	1,045,977	581,060
	$2,562,147	$1,871,332
Less: Accumulated depreciation	1,069,283	846,431
Property and Equipment—Net	$1,492,864	$1,024,901
Depreciation expense for the three months ended August 31, 2013 and August 31, 2012 amounted to $77,762 and $52,378, respectively. Depreciation expense for the nine months ended August 31, 2013 and 2012 amounted to $222,852 and $162,582, respectively.

NOTE 7 - INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for eleven product lines.

	August 31, 2013	November 30, 2012
Patents and trademarks	$932,896	$932,896
Less: Accumulated amortization	165,587	150,241
Intangible Assets - Net	$767,309	$782,655

Patents are amortized on a straight-line basis over their legal life of 17 years. Trademarks have an indefinite life and are reviewed annually for impairment or more frequently if impairment indicators occur. Amortization expense for the three months ended August 31, 2013 and August 31, 2012 amounted to $5,115 and $116, respectively. Amortization expense for the nine months ended August 31, 2013 and August 31, 2012 amounted to $15,346 and $347, respectively. Estimated amortization expense for the years ending November 30, 2013, 2014, 2015, 2016 and 2017 will be $20,463, $20,463, $20,439, $20,421 and $20,421, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following items which exceeded 5% of total current liabilities are included in accounts payable and accrued liabilities as of:

	August 31, 2013	November 30, 2012
Coop advertising	$3,968,584	$2,471,174
Accrued returns	$880,966	$665,184

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Collective Bargaining Agreement
The Company signed a new collective bargaining agreement with Local 108, L.I.U. of N.A., AFL-CIO that became effective January 1, 2012. The new agreement is effective for a three year term expiring December 31, 2014. Other than standard wage, holiday, vacation and sick day provisions, the agreement calls for CCA to contribute to the Recycling and General Industrial Union Local 108 Welfare Fund (“Welfare Fund”) certain benefit costs. The Welfare Fund provides medical, dental and life insurance for the Company’s employees covered under the collective bargaining agreement. This agreement pertains to 32.8% of the CCA labor force.
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
On July 18, 2013, the Company's Board of Directors approved the purchase and retirement of 47,758 of CCA Industries, Inc. common stock shares from the estate of Dunnan D. Edell in a private transaction for $3.25 per share. The closing price of the Company's common stock was $3.38 per share on the same date. On July 25, 2013 the Company paid $155,215 for the shares which were subsequently retired.
Litigation
In April 2013, the Company was notified that KMC Exim Corporation (“KMC”) filed a complaint in the United States District Court for the Eastern District of New York alleging that the Company had violated a patent held by KMC. The complaint did not specify any specific monetary damages. The Company purchased the product from a supplier, relying on the opinion of their counsel that the product that they were selling to us did not violate the alleged patent claim. The Company settled the lawsuit during the third fiscal quarter of 2013 for an insignificant amount.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - OTHER (EXPENSE) INCOME
Other (expense) income consists of the following:

	Three Months Ended		Nine Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Interest and dividend income	$7,932	$54,114	31,973	$185,403
Royalty (refund) income	(15,849)	43,830	17,997	123,900
Realized gain on sale of securities	—	126,087	—	121,672
Miscellaneous	1	3,715	544	67,520
Total Other (expense) income	$(7,916)	$227,746	$50,514	$498,495

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES
CCA and its subsidiaries file a consolidated federal income tax return.
The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of August 31, 2013 and August 31, 2012. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were penalties and related interest of $586 for the fiscal year to date ended August 31, 2013, and $6,661 for penalties and interest for the the fiscal year to date ended August 31, 2012.
As of August 31, 2013, the Company had unrealized gain on its investments of $189,356. This amount was reduced by a deferred tax expense of $69,879, of which a $20,616 expense was recorded in prior fiscal years. The deferred tax expense for the nine months ended August 31, 2013 has been recorded as part of the deferred tax asset, and offset against the unrealized gains on marketable securities reported on the consolidated balance sheet. The charitable contributions portion of the deferred tax asset has $327,143 that has been reclassified as a long-term asset, based on an estimate of the amount that will be realizable in periods greater than twelve months from August 31, 2013.

At August 31, 2013 and November 30, 2012, respectively, the Company had temporary differences arising from the following:

	August 31, 2013
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term (Liability)
Depreciation	$(975,902)	$(360,144)	$—	$(360,144)
Unrealized (gain) on investments	(189,356)	(69,879)	(69,879)	—
Reserve for bad debts	31,165	11,501	11,501	—
Reserve for returns	1,608,120	593,455	593,455	—
Reserve for obsolete inventory	711,583	262,600	262,600	—
Vacation accrual	308,630	113,895	113,895	—
Charitable contributions	913,478	337,107	9,964	327,143
Section 263A costs	275,871	101,807	101,807	—
Loss carry forward	3,102,201	1,144,826	1,144,826	—
Net deferred tax asset (liability)		$2,135,168	$2,168,169	$(33,001)

	November 30, 2012
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term (Liability)
Depreciation	$(1,028,273)	$(379,470)	$—	$(379,470)
Unrealized (gain) on investments	(55,863)	(20,616)	(20,616)	—
Reserve for bad debts	26,340	9,721	9,721	—
Reserve for returns	1,772,405	654,083	654,083	—
Reserve for obsolete inventory	671,609	247,849	247,849	—
Vacation accrual	323,470	119,372	119,372	—
Charitable contributions	722,555	266,649	126,852	139,797
Section 263A costs	285,129	105,223	105,223	—
Net deferred tax asset (liability)		$1,002,811	$1,242,484	$(239,673)

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 - INCOME TAXES (continued)

Income tax (benefit) expense is made up of the following components:

	Three Months Ended		Nine Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Current tax - Federal	$—	$106,764	$—	$298,382
Current tax - State & Local	70,490	63,463	93,599	124,001
Deferred tax (benefit) expense	(458,839)	107,142	(1,181,620)	121,549
Total tax (benefit) expense	$(388,349)	$277,369	$(1,088,021)	$543,932
Prepaid and refundable income taxes are made up of the following components:

Prepaid and refundable income taxes	Federal	State & Local	Total
August 31, 2013	$337,532	$343,357	$680,889
November 30, 2012	$377,292	$367,885	$745,177
Income tax payable is made up of the following components:

Income Taxes Payable	Federal	State & Local	Total
August 31, 2013	$—	$—	$—
November 30, 2012	$—	$9,440	$9,440

A reconciliation of the (benefit from) provision for income taxes computed at the statutory rate to the effective rate for the three months ended August 31, 2013 and August 31, 2012 is as follows:

	Three Months Ended		Three Months Ended
	August 31, 2013		August 31, 2012
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
(Benefit from) provision for income taxes at federal statutory rate	$(401,622)	34.00%	$240,079	34.00%
Changes in (benefit) provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	(34,256)	2.90%	45,191	6.40%
Non-deductible expenses and other adjustments	47,529	(4.02)%	(7,901)	(1.12)%
(Benefit from) provision for income taxes at effective rate	$(388,349)	32.88%	$277,369	39.28%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 - INCOME TAXES (continued)

A reconciliation of the (benefit from) provision for income taxes computed at the statutory rate to the effective rate for the nine months ended August 31, 2013 and August 31, 2012 is as follows:

	Nine Months Ended		Nine Months Ended
	August 31, 2013		August 31, 2012
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
(Benefit from) provision for income taxes at federal statutory rate	$(1,038,068)	34.00%	$463,186	34.00%
Changes in (benefit) provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	(88,541)	2.90%	87,188	6.40%
Non-deductible expenses and other adjustments	38,588	(1.26)%	(6,442)	(0.47)%
(Benefit from) provision for income taxes at effective rate	$(1,088,021)	35.64%	$543,932	39.93%

NOTE 13 – SUBSEQUENT EVENTS
On September 26, 2013, the Company began executing a reduction in work force to reduce overhead in the wake of recent declining sales. As of October 15, 2013, a total of 33 positions were eliminated which represent approximately $2,318,000 of annualized personnel costs.

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
OVERVIEW
For the three month period ended August 31, 2013, the Company had revenues of $9,734,911 and a net loss of $792,892 after an income tax benefit of $388,349. For the same period of 2012, the Company had revenues of $14,003,207 and net income of $428,747 after a provision for income taxes of $277,369. The basic and fully diluted loss per share for the third quarter of 2013 was $0.11 as compared to a basic and fully diluted earnings per share of $0.06 for same period of 2012. As of August 31, 2013 the Company had $28,991,084 in current assets and $9,971,041 in current liabilities. The Company does not have any loan or line of credit bank debt.
OPERATING RESULTS FOR THE THREE MONTHS ENDED AUGUST 31, 2013
For the three month period ended August 31, 2013, the Company had total revenues of $9,734,911 and a net loss of $792,892 after a tax benefit of $388,349. For the same three month period in 2012, total revenues were $14,003,207 and net income was $428,747 after a provision for income taxes of $277,369. The basic and fully diluted loss per share was $0.11 for the third quarter of fiscal 2013 as compared to earnings of $0.06 per share for the third quarter of fiscal 2012. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the third quarter of fiscal 2013 were reduced by $1,692,041 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense. In the same period of the prior year, net sales were reduced by $1,637,894 and trade promotion was offset by an equal reduction of that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net (loss) income.
The Company’s net sales of health and beauty aid products decreased $4,032,634 to $9,742,827 for the three month period ended August 31, 2013 from $13,775,461 for the three month period ended August 31, 2012, a decrease of 29.3%. Sales returns and allowances, not including sales incentives, were 10.2% of gross sales or $1,304,964 for the three month period ended August 31, 2013 as compared to 7.4% or $1,223,565 for the same period last year. Sales incentives consist of cooperative advertising with the Company’s retail partners and coupons. The amount of co-operative advertising included in sales incentives increased by $29,922 to $1,256,443 in the third quarter 2013 as compared to $1,226,521 in the same period in 2012. The cost of the coupons issued by the Company was $435,598 for the third quarter 2013 as compared to $411,373 for the same period in 2012. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.
The Company’s net sales by category for the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012 were:

	Three Months Ended		Three Months Ended
	August 31, 2013		August 31, 2012
Category	Net Sales	% TTL	Net Sales	% TTL
Skin Care	$3,301,253	33.9%	$4,466,461	32.4%
Nail Care	1,465,446	15.0%	3,796,394	27.6%
Oral Care	2,382,237	24.5%	2,461,303	17.9%
Dietary Supplement	2,040,345	20.9%	2,316,339	16.8%
Miscellaneous	553,546	5.7%	734,964	5.3%
	$9,742,827	100.0%	$13,775,461	100.0%
The following were factors that affected net sales for the three months ended August 31, 2013:

•
Net sales of skin care products decreased $1,165,208 for the three months ended August 31, 2013, as compared to the same period in fiscal 2012, primarily due to decreased distribution of Sudden Change and Scar Zone.

•
Net sales of nail care products decreased $2,330,948 for the three months ended August 31, 2013, as compared to the same period in fiscal 2012. Decreased promotional displays of the Company's Gel Perfect nail polish product line was combined with higher sales incentives and higher returns from our major customers resulting in the net sales decrease.

•
Net sales of the Company's oral care products decreased $79,066 in three months ended August 31, 2013, as compared to the same period in fiscal 2012 due to lower sales volume of new higher priced kits.

•
Net sales of the Company’s diet products decreased $275,994 in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012. The decrease in net sales of diet products was due to lower gross sales as a result of decreased distribution of certain items and decreased promotional activity, reflective of the continued overall industry category decline. The Company is increasing its marketing efforts with the introduction of new diet products in the fourth quarter of fiscal 2013.

•
Sales returns and allowances increased to 10.2% of gross sales for the second quarter of fiscal 2013 as compared to 7.4% of gross sales for the same period last year. The higher returns in the 2013 period relate primarily to promotions for the Gel Perfect nail polish line. The Company, on an ongoing basis, has returns of products that have been phased out and replaced by new items as part of its marketing plan. The rate of sales returns has decreased significantly since the 2nd quarter of fiscal 2013.

•
The Company did not have any major advertising campaign during the third quarter of fiscal 2013 as the Company was evaluating the results of its advertising program. The Company resumed its advertising program at the beginning of the fourth quarter of fiscal 2013.

	Three Months Ended
	August 31, 2013	August 31, 2012
Sales of health and beauty aid products - Net	$9,742,827	$13,775,461
Cost of Sales	5,060,168	5,736,175
Gross Margin	$4,682,659	$8,039,286
	48.1%	58.4%
The gross margin percentage for the third quarter 2013 decreased to 48.1%, as compared to 58.4% for the third quarter of fiscal 2012. The decrease of gross margin percentage in the third quarter of fiscal 2013 is related to the high

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

volume of product returns mentioned above. Approximately 25% of returns received are placed back into inventory for sale after inspection and refurbishment.
Selling, general and administrative expenses decreased to $4,830,302 for the three months ended August 31, 2013 as compared to $5,614,922 for the same period in 2012, or a decrease of $784,620, primarily due to cost cutting efforts.
Advertising expense was $781,812 for the quarter ended August 31, 2013 as compared to $1,769,423 for the quarter ended August 31, 2012, or a decrease of $987,611. The Company’s advertising expense changes from quarter to quarter based on the timing of the Company’s promotions. The Company did not run any major advertising for the third quarter of fiscal 2013 as it reevaluated its commercials and advertising program. The Company conducted tests of its commercials during the third quarter of fiscal 2013 and resumed its national advertising at the beginning of the fourth quarter of fiscal 2013. In addition, the Company has been developing new commercials which it anticipates running in fiscal 2014.
Loss before the benefit from income taxes was $1,181,241 for the quarter ended August 31, 2013 as compared to income before provision for income taxes of $706,116 for the quarter ended August 31, 2012.
The effective tax rate for the third quarter of fiscal 2013 was 32.9% versus 39.3% for the third quarter of fiscal 2012. The fiscal 2013 effective tax rate was lower due to a change in non-deductible expenses and other items.
OPERATING RESULTS FOR THE NINE MONTHS ENDED AUGUST 31, 2013
For the nine months ended August 31, 2013, the Company had total revenues of $32,796,772 and a net loss of $1,965,119 after a tax benefit of $1,088,021. For the same period in 2012, total revenues were $42,401,926 and net income was $818,381 after a provision for income taxes of $543,932. Basic and fully diluted loss per share was $0.28 for the nine months ended August 31, 2013 as compared to earnings of $0.12 per share for the same period in fiscal 2012. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the nine months ended August 31, 2013 were reduced by $5,302,981 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense. In the same period of the prior year, net sales were reduced by $5,285,972 and trade promotion was offset by an equal reduction of that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net (loss) income.
The Company’s net sales of health and beauty aid products decreased $9,157,173 to $32,746,258 for the nine months ended August 31, 2013 from $41,903,431 for the nine months ended August 31, 2012, a decrease of 21.9%. Sales returns and allowances, not including sales incentives, were 13.1% of gross sales or $5,735,204 for the nine months ended August 31, 2013 as compared to 7.5% or $3,796,807 for the same period last year. Sales incentives consist of co-operative advertising with the Company’s retail partners and coupons. The amount of cooperative advertising included in sales incentives increased by $137,463 to $4,257,937 in the nine months ended August 31, 2013 as compared to 4,120,474 in the same period in 2012. The cost of the coupons issued by the Company was $1,045,044 for the nine months ended August 31, 2013 as compared to $1,165,498 for the same period in 2012. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s net sales by category for the nine months ended August 31, 2013 as compared to the same period in 2012 were:

	Nine Months Ended		Nine Months Ended
	August 31, 2013		August 31, 2012
Category	Net Sales	% TTL	Net Sales	% TTL
Skin Care	$11,195,525	34.2%	$13,522,068	32.3%
Nail Care	6,876,038	21.0%	11,298,837	27.0%
Oral Care	7,602,013	23.2%	7,861,894	18.7%
Dietary Supplement	5,790,234	17.7%	7,952,172	19.0%
Miscellaneous	1,282,448	3.9%	1,268,460	3.0%
	$32,746,258	100.0%	$41,903,431	100.0%
The following were factors that affected net sales for the nine months ended August 31, 2013:

•
Net sales of skin care products decreased $2,326,543 for the nine months ended August 31, 2013, as compared to the same period in fiscal 2012, primarily due to decreased distribution and higher returns of Scar Zone combined with slower seasonal sales and higher returns of Solar Sense, partially offset by the new product launch of Hand Perfection.

•
Net sales of nail care products decreased $4,422,799 for the nine months ended August 31, 2013, as compared to the same period in fiscal 2012. Decreased promotional displays of the Company's Gel Perfect nail polish product line was combined with higher sales incentives and higher returns from our major customers resulting in the net sales decrease.

•
Net sales of the Company’s diet products decreased $2,161,938 for the nine months ended August 31, 2013 as compared to the nine months ended August 31, 2012. The decrease in net sales of diet products was due to lower gross sales and higher returns as a result of decreased distribution of certain items and decreased promotional activity, reflective of the continued overall industry category decline. The Company is increasing its marketing efforts with the introduction of new diet products in the fourth quarter of fiscal 2013.

•
Sales returns and allowances increased to 13.1% of gross sales for the nine months ended August 31, 2013 as compared to 7.5% of gross sales for the same period last year. The higher returns in the 2013 period relate primarily to promotions for the Gel Perfect nail polish line. The Company, on an ongoing basis, has returns of products that have been phased out and replaced by new items as part of its marketing plan. The rate of sales returns has decreased significantly since the 2nd quarter of 2013.

	Nine Months Ended
	August 31, 2013	August 31, 2012
Sales of health and beauty aid products - Net	$32,746,258	$41,903,431
Cost of Sales	16,094,834	18,063,630
Gross Margin	$16,651,424	$23,839,801
	50.8%	56.9%
The gross margin percentage for the nine months ended August 31, 2013 decreased to 50.8%, as compared to 56.9% for the same period in 2012. The decrease of gross margin percentage in fiscal 2013 is related to the high volume of product returns mentioned above. Approximately 25% of returns received are placed back into inventory for sale after inspection and refurbishment.
Selling, general and administrative expenses decreased to $15,454,953 for the nine months ended August 31, 2013 as compared to $16,593,998 for the same period in 2012, or a decrease of $1,139,045. Approximately $340,689 of this decrease is attributed to the recognition of insurance proceeds resulting from Super Storm Sandy that were credited against selling, general and administrative expenses. This decrease was in turn offset by a one-time death

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Advertising expense was $3,735,861 for the nine months ended August 31, 2013 as compared to $5,845,845 for the nine months ended August 31, 2012, for a decrease of $2,109,984. The Company’s advertising expense changes from quarter to quarter based on the timing of the Company’s promotions. The Company did not run any major advertising for the third quarter of fiscal 2013 as it reevaluated its commercials and advertising program. The Company conducted tests of its commercials during the third quarter of fiscal 2013 and resumed its national advertising at the beginning of the fourth quarter of fiscal 2013. In addition, the Company has been developing new commercials which it anticipates running in fiscal 2014.
Loss before the benefit from income taxes was $3,053,140 for the nine months ended August 31, 2013 as compared to a income before provision for income taxes of $1,362,313 for the nine months ended August 31, 2012.
The effective tax rate for the nine months ended August 31, 2013 was 35.6% versus 39.9% for the nine months ended August 31, 2012. The fiscal 2013 effective tax rate was lower primarily due to a change in the allocation of state income taxes.
FINANCIAL POSITION AS OF AUGUST 31, 2013
The Company’s financial position as of August 31, 2013 consisted of current assets of $28,991,084 and current liabilities of $9,971,041, or a current ratio of 2.9 to 1. The Company’s cash and cash equivalents were $4,771,839 as of August 31, 2013, a decrease of $5,056,842 from November 30, 2012. Included in this decrease was net cash used in operating activities of $3,492,042, net cash used in investing activities of $443,815 and net cash used in financing activities of $1,120,985. Included in the net cash used in financing activities was $987,622 of dividends paid.
Accounts receivable decreased to $7,313,887 as of August 31, 2013 from $8,073,398 as of November 30, 2012. The decrease was primarily due to a decrease in net sales of $702,342 in July and August of 2013 as compared to net sales in October and November 2012. There has been no significant change in the accounts receivable aging or days outstanding.
The reserve for returns and allowances is based on the historical returns as a percentage of sales in the five preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances. This allowance decreased to $1,465,911 as of August 31, 2013, from $1,772,405 as of November 30, 2012. Of this amount, allowances and reserves in the amount of $880,966, which are anticipated to be deducted from future invoices, were included in accrued liabilities as of August 31, 2013 as compared to $665,184 as of November 30, 2012. Gross receivables were further reduced by $870,759 and $1,212,067, at August 31, 2013 and November 30, 2012, respectively, as estimates of the cooperative advertising that will be taken as a credit against payments. In addition, accrued liabilities include $3,968,584 and $2,471,174 at August 31, 2013 and November 30, 2012, respectively, which are estimates of cooperative advertising expense relating to sales which are anticipated to be deducted from future invoices rather than against the current accounts receivable. This $1,497,410 increase is due to timing of anticipated cooperative deductions to be taken. The allowance for doubtful accounts slightly increased to $31,165 at August 31, 2013 as compared to $26,340 at November 30, 2012. The Company had no material overdue accounts receivable balances as of August 31, 2013.
Inventory increased to $11,159,043 as of August 31, 2013 from $9,794,448 as of November 30, 2012. The inventory increased in order to support forecasted sales to take place in the fourth quarter of fiscal 2013. The inventory obsolescence reserve increased to $711,583 as of August 31, 2013 from $671,609 as of November 30, 2012, as a result of higher inventory levels.
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
The deferred income tax asset increased to $2,168,169 as of August 31, 2013 from $1,242,484 as of November 30, 2012. The increase was due primarily to the deferred tax benefit of $1,144,826 on the loss carry forward as of August 31, 2013.
The Company replaced approximately $691,000 in property, plant and equipment, primarily leasehold improvements, as a result of assets destroyed by Super Storm Sandy.
Accounts payable and accrued liabilities decreased to $9,473,583 as of August 31, 2013 from $10,262,950 as of November 30, 2012. The decrease was due to the normal course of business.
Shareholders’ equity decreased to $21,227,593 as of August 31, 2013 from $24,247,976 as of November 30, 2012. The decrease was due to the net loss of $1,965,119, dividends declared of $984,279, purchase and retirement of the Company's common shares of $155,215, and unrealized gains, net of deferred income tax, on marketable securities of $84,230 during the nine months ended August 31, 2013. Unrealized holding gains or losses are recorded as other comprehensive income.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is defined as the ability to generate adequate amounts of cash to meet short-term and long-term business needs. We assess our liquidity in terms of our total cash flow and the amounts of cash, short-term and long-term marketable securities on hand. Significant factors that could affect our liquidity include the following:

•	Cash flow generated or used by operating activities;

•	Dividend payments;

•	Capital expenditures.
Our primary capital needs are seasonal working capital requirements and dividend payments. As of August 31, 2013, the Company had cash and cash equivalents of $4,771,839 and short term marketable securities of $2,170,269. Please refer to Note No. 4 of the unaudited consolidated financial statements for further information regarding the Company’s investments. The Company’s long term liabilities, as of August 31, 2013, consist of a deferred tax liability of $33,001 and capital lease obligations of $32,122. The Company does not have any bank debt or a bank line of credit. Due to the amount of cash and marketable securities on-hand, the Company does not believe that it needs the availability of a bank line of credit at this time. The Company anticipates that it will have sufficient liquidity to finance anticipated working capital requirements for at least the next twelve months.
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
1.Reserve for Returns and Allowances — The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. The estimated reserve is based in part on historical returns as a percentage of gross sales. The current estimated return rate is 8.8% of gross sales. Management estimates that 25.0% of returns received are placed back into inventory, and the estimate for returns is adjusted to reflect the value of the returns placed into inventory. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account.

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
The Company’s financial statements record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value). The investments are, categorically listed, in “Common Stock”, “Preferred Stock”, “Limited Partnership”, “Corporate Obligations” and "Fixed Income". All of the Company’s portfolio of investments of $2,170,269 (approximate, as at August 31, 2013) is invested in the “Corporate Obligations”, “Common Stock”, “Limited Partnership”, and "Fixed Income" categories. The Company invests in various investment securities. Investment securities are exposed to various risks such as interest rates, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term. The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, however, due to current securities market conditions, the Company cannot ascertain the risk of any future change in the market value of its’ investments.

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
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of August 31, 2013, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control overall financial reporting.

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
Date: October 15, 2013

CCA INDUSTRIES, INC.

By:	/s/ STEPHEN A. HEIT
Stephen A. Heit President and Chief Financial Officer, and duly authorized signatory on behalf of Registrant