Form 10-K
period 2013-11-30
CCA INDUSTRIES INC
filed 2014-02-28
CIK 721447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended November 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No  ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant (i.e., by persons other than officers and directors of the Registrant and holders of 10% or more of the Registrant’s voting stock), at the closing sales price of $3.43 on May 31, 2013, was as follows:

Class of Voting Stock		Market Value
4,646,883	shares; Common Stock, $.01 par value	$15,938,809
On February 21, 2014 there were 6,038,982 shares of Common Stock and 967,702 shares of Class A Common Stock of the Registrant outstanding.

PART I
Cautionary Statements Regarding Forward-Looking Statements

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, liquidity, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters. Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate”, “estimate”, “expect”, “believe”, “will likely result”, “should”, “outlook”, “plan” “project” and other words and expressions of similar meaning. No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

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
All Company products are marketed and sold to major drug, food chains, mass merchandisers and wholesale beauty aids distributors throughout the United States. In addition, certain of the Company’s products are sold internationally, through distributors.
The Company recognizes sales at the time its products are shipped to customers. However, while sales are not formally subject to any contract contingency, returns are accepted if it is in the best interests of the Company’s relationship with the customer. The Company thus estimates ‘unit returns’ based upon a review of the market’s recent-historical acceptance of subject products as well as current market-expectations, and calculates its reserves for estimated returns based on the historical returns as a percentage of sales in the five preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances, (See Revenue Recognition in Note 2 of the Financial Statements). Of course, there can be no precise going-forward assurance in respect to return rates and gross margins, and in the event of a significant increase in the rate of returns, this circumstance could have a materially adverse effect upon the Company’s financial condition and results of operations.
The Company’s net sales in fiscal 2013 were $38,789,593. Gross profits were $16,512,435. International sales accounted for approximately 5% of net sales. The Company had a net loss of $6,193,248 for fiscal 2013. Net worth at November 30, 2013 was $17,062,366.
Including the principal members of management (see Item 10. Directors, Executive Officers and Corporate Governance), the Company, at November 30, 2013, had a total of 98 employees in the areas of sales, administrative, creative, marketing, accounting, receiving, and warehouse.

(b) Manufacturing and Shipping
The Company creates and/or oversees formulations, chooses colors and mixtures, and arranges with independent contractors for the manufacture of its products pursuant to Company specifications. During fiscal 2013, the Company had research and development costs of $741,694 as compared to $769,637 in fiscal 2012. Manufacturing and component-supply arrangements are maintained with various manufacturers and suppliers. All orders and other product shipments were delivered from the Company’s own warehouse facilities through fiscal year end 2013. Effective February 1, 2014, all warehousing and shipping is being handled by Ozburn-Hessey Logistics "OHL" from OHL's managed facility in Indianapolis, Indiana. This outsourcing arrangement was announced by the Company's Board of Directors on January 20, 2014, as part of the Board's approval of management’s plan to restructure the Company’s operations, and enter into a key business partnership with The Emerson Group, a premier sales and marketing company located in Wayne, Pennsylvania. As part of this change, the Company will outsource to Emerson certain sales and administrative functions. In addition, warehousing and shipping will be outsourced to and managed by OHL, one of the largest integrated global supply chain management companies in the United States.
(c) Marketing
The Company markets its products to major drug, food and mass-merchandise retail chains, warehouse clubs and leading wholesalers, through an in-house sales force of employees and independent sales representatives throughout the United States, and through distributors internationally.
The Company sells its products to approximately 383 accounts, most of which have numerous outlets. Approximately 40,000 stores carry at least one Company product (SKU).
During the fiscal year ended November 30, 2013, the Company’s largest customers were Wal-Mart (approximately 43% of net sales), Walgreens (approximately 13%), Target (approximately 5%), CVS (approximately 4%), Rite Aid (approximately 3%), and Dollar General (approximately 2%). The loss of any of these principal customers, or substantial reduction of sales revenues realized from their business, could materially and negatively affect the Company’s earnings.
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
The Company primarily utilizes national television advertisements to promote its leading brands. On occasion, print and radio advertisements are engaged. In addition, and more-or-less continuously, store-centered product promotions are co-operatively undertaken with customers.
Each of the Company’s brand-name products is intended to attract a particular demographic segment of the consumer market, and advertising campaigns are directed to the respective market-segments. The Company targets the following demographic segments and utilizes these specific marketing approaches for each of these core brands:
Bikini Zone: With products developed to help women relieve the bumps, irritation and redness that can accompany hair removal in the bikini area, the brand is targeted primarily to women aged 18-35 years who remove body hair. Sales volume is highly seasonal with peak volume occurring between Memorial Day and the July 4th holiday as people prepare for outdoor activity and the swimming season. Marketing efforts are concentrated around this peak season and include in-store displays and secondary placement.
Nutra Nail: Designed to help women’s nails look beautiful, the brand is marketed to women aged 18-54 years, who are concerned about the health and appearance of their nails and cuticles. Nail treatments sales volume tends to be steady throughout the year, while sales volume for nail color tends to experience peak volume during summer months. Marketing efforts have traditionally occurred during all seasons for both Nutra Nail treatments and Nutra Nail Gel Perfect. Programs focus around driving in-store consumer trial and include displays, secondary placement and promotional coupons throughout the year.
Plus White: Helping consumers whiten their teeth and maintain good oral hygiene, the brand is targeted primarily to women aged 18-49 years, and secondarily to men aged 18-39 years who are concerned about the health and appearance of their teeth. Marketing efforts include national television advertising, in-store displays and secondary placement, and in-pack cross-promotional coupons throughout the year.

Sudden Change: This brand was developed to help women look their best by reducing the appearance of these signs of aging: wrinkles, dark circles, and dullness. Sudden Change brand is targeted primarily to women, aged 34 years and older. Marketing efforts include national TV advertising, in-store displays and in-pack cross-promotional coupons.
Mega-T: This brand offers diet aid products formulated to help lose weight and control appetite.  The brand is targeted to adults aged 25 to 54 years with a primary emphasis toward women and secondary effort toward men. Sales peak volume occurs typically after the winter holidays as consumers add weight loss goals to their New Year’s resolutions. Marketing efforts focus on television and newspaper advertising, promotional displays in-store and FSI coupon efforts.
The Company’s in-house marketing department and some outside advertising agencies are responsible for the creation of its media advertising. Placement is accomplished either directly or through media-service companies.
(d) “Wholly-Owned” Products
The majority of the Company’s sales revenues are from sales of the Company’s “wholly-owned” product lines (i.e., products sold under trademark names owned by the Company, and not subject to any other party’s interest or license), which include principally “Plus+White”, “Sudden Change”, “Wash ‘N Curl”, “Bikini Zone”, “Mega -T”, “Cherry Vanilla”, and “Scar Zone”.
(e) All Products
The Company’s gross sales net of returns by category percentage were: Skin Care 35.2%; Oral Care 26.8%; Nail Care 18.0%; Dietary Supplements 15.5%; Fragrance 1.7%, Analgesic 0.8%, Hair Care 0.1% and Miscellaneous 1.9% .

(f) License-Agreements Products
i. Alleghany Pharmacal
In 1986, the Company entered into a license agreement with Alleghany Pharmacal Corporation (the “Alleghany Pharmacal License”). The license agreement, which is for the exclusive rights to Nutra, Nutra Nail, Hair Off, Properm and IPR-3 was amended in 2011. The Alleghany Pharmacal License agreement, as amended, requires the Company to pay a royalty rate of 2.5% on net sales of said licensed products, and a minimum royalty of $250,000 per annum. The Company incurred royalties totaling $286,946 for Alleghany Pharmacal for the fiscal year ended November 30, 2013.
ii. Solar Sense, Inc.
CCA commenced the marketing of its sun-care products line following a May 1998 License Agreement with Solar Sense, Inc. (the “Solar Sense License”), pursuant to which it acquired the exclusive right to use the trademark names “Solar Sense” and “Kids Sense” and the exclusive right to market mark-associated products. The Solar Sense License requires the Company to pay a royalty of 5% on net sales of said licensed products until $2 million total royalties are paid, at which time the royalty rate will be reduced to 1% for a period of twenty-five years. The Company incurred royalties of $50,498 for Solar Sense, Inc. for the fiscal year ended November 30, 2013. Since the contract inception through November 30, 2013, the Company has paid a total of $797,477 in royalties to Solar Sense, Inc.
iii. Tea-Guard Inc.
On May 18, 2004, the Company entered into a license agreement with Tea-Guard, Inc. to manufacture and distribute Mega -T Green Tea chewing gum and Mega -T Green Tea mints. The license agreement required the Company to pay a royalty of 6% of net sales for the products sold under the license agreement. The license agreement was amended on March 31, 2009, granting the Company a non-exclusive license, with no minimum royalty required. The royalty rate of 6% of net sales will remain unchanged during the term, including any renewal terms, of the amended license agreement until aggregate royalties of $10 million have been paid to Tea-Guard, Inc., at which point the royalty rate becomes 0%. The Company commenced sales of the Mega -T Green Tea Chewing Gum in July 2004. The Company incurred royalties to Tea-Guard, Inc. totaling $14,944 for the fiscal year ended November 30, 2013. Since the contract inception through November 30, 2013, the Company has paid a total of $577,622 in royalties to Tea-Guard, Inc.
iv. Continental Quest Corp.
Effective November 3, 2008, the Company entered into an agreement with Continental Quest Corp., to purchase certain United States trademarks and inventory relating to the Pain Bust*R II business for $285,106 paid at closing. In addition, the Company agreed to pay a royalty equal to 2% of net sales of all Pain Bust*R II products, which are topical analgesics, until an aggregate royalty of $1,250,000 is paid, at which time the royalty payments will cease. The Company incurred royalties to

Continental Quest Corp. totaling $7,507 for the fiscal year ended November 30, 2013. Since contract inception through November 30, 2013, the Company has paid a total of $64,321 in royalties to Continental Quest Corp.

v. Joann Bradvica
On March 22, 2002, the Company entered into an agreement with Joann Bradvica, granting the Company an exclusive license to manufacture and sell an Earlobe Patch Support for Earrings. The agreement provided for a royalty of 10% of net sales of the licensed product. A new agreement was entered into and effective on June 8, 2009 at the same royalty rate, and provides for a minimum royalty of $40,000 for annual periods beginning July 1, 2009 in order to maintain the license. The royalty rate becomes 0% upon the expiration of the licensor's patent in 2016. The Company incurred royalties of $66,793 to Joann Bradvica for the fiscal year ended November 30, 2013.
vi. Hand Perfection, LLC
On October 21, 2010, the Company entered into an agreement with Hand Perfection, LLC and Ellen Sirot, granting the Company an exclusive license to manufacture and market a group of skin care creams under the trademark Hand Perfection, Foot Perfection and products utilizing the name “Ellen Sirot”. The agreement provides for a royalty of 7% of net sales of the licensed products. The Company incurred royalties of $35,570 to Hand Perfection, LLC for the fiscal year ended November 30, 2013.
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
(h) Competition
The market for cosmetics and perfumes, and health-and-beauty aids products in general, including patent medicines, is characterized by vigorous competition among producers, many of whom have substantially greater financial, technological and marketing resources than the Company. Major competitors such as Revlon, L’Oreal, Colgate-Palmolive, Coty, Unilever, and Procter & Gamble have the broadest-based public recognition of their products and are significantly larger than us. Moreover, a substantial number of other health-and-beauty aids manufacturers and distributors may also have greater resources than the Company. In order to successfully compete with larger and better funded brands, the Company employs a strategy of uncovering unmet niche needs within large categories, then developing products specifically designed to address those needs. For example, we believe our Sudden Change Under Eye Firming Serum can produce results in as little as three minutes while leading competitive products can take weeks. Our marketing strategy seeks to employ highly efficient media buying and direct to consumer techniques to create awareness in the most cost efficient manner possible.
(i) Sources and Availability of Raw Materials and Principal Suppliers
The Company does not manufacture any of its products and instead uses a number of contract manufacturers to produce its products. In some cases the Company provides raw materials and packaging materials to the contract manufacturer, and in some cases the contract manufacturer sells the Company a turn-key (complete) product.
The Company works with a multitude of contract manufacturers and is not dependent on any one contract manufacturer. The Company does not have a written contract with any of its contract manufacturers. The contract manufacturers produce product based on written purchase orders submitted which specify a quantity of product to be produced. If a particular contract manufacturer was unable to continue producing product for the Company, the Company believes that it could change to an alternate supplier, and depending upon the timing and particular circumstances, this change would not adversely impact the Company’s business or operations.
The Company also does not have a written contract with any of the suppliers of its raw materials. The suppliers of raw materials fulfill orders based on a written purchase order specifying the quantity of raw materials to be supplied. The Company purchases raw materials from a variety of suppliers and is not dependent on any one supplier. The Company believes that the raw materials in its products are commonly available and that there is no material risk as to its ability to obtain future supplies of such materials.

(j) Government Regulation
All of the products that the Company markets are subject or potentially subject to particular regulation by government agencies, such as the U.S. Food and Drug Administration (“FDA”), the Federal Trade Commission, and various state and/or local regulatory bodies. In the event that any future regulations were to require new approval for any in-the-market products, or should require approval for any planned product, the Company would attempt to obtain the necessary approval and/or license, assuming reasonable and sufficient market expectations for the subject product. However, there can be no assurance, in the absence of particular circumstances that Company efforts in respect of any future regulatory requirements would result in approvals and issuance of licenses. Moreover, if such license-requirement circumstances should arise, delays inherent in any application-and-approval process, as well as any refusal to approve, could have a material adverse effect upon the Company's financial condition and existing operations (i.e. concerning in-the-market products) or planned operations.
(k) Cost and Effects of Compliance with Environmental Laws
The costs and effects of compliance with environmental laws are not material to the Company.
Item 1A. RISK FACTORS
Concentration of Risk.
The Company relies on mass merchandisers and major food and drug chains for the sales of its products. The loss of any one of those accounts or substantial reduction of sales revenues realized from their business could have a material negative impact upon our financial condition and results of operations. All of the Company’s products have independent competition and must be able to compete in order to maintain the Company's position on the retail merchandisers’ shelves. (See Business—General, Item 1 (c) Marketing.)
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
There is No Assurance That The Business Will Be Able to Operate Profitably.
In fiscal 2013, net sales were $38,789,593. Net loss was $6,193,248. Most significantly during fiscal 2013, the Company had lower sales of its Gel Perfect nail products, combined with higher returns and higher inventory obsolescence of Gel Perfect related products. There is no assurance that the Company’s products will be successful. During 2013 consumer confidence continued to be low which had a general impact on the industry and retail sales.
We may experience periods of declines in sales, especially during periods of economic downturn, and any material reduction in our sales could have a material adverse impact on our results of operations, financial condition and business.
The Company is Dependent on Outsourced Core Function Vendors
In the first quarter of fiscal 2014, management approved and began implementing the Company's outsourcing agreements with the Emerson Group, which includes sales, customer service, accounts receivable collections functions, and its outsourcing agreement with OHL, which includes warehousing and shipping functions. While there are other vendors that provide these services, which could be sought as alternative vendors, any disruption in our sales, shipments, collections or any other core outsourced function, could have a material adverse effect on the Company's financial results and financial condition, results of operations and business.
The Cosmetic, Health and Beauty Aid Industry is Highly Competitive.
The market for cosmetics and perfumes, and health-and-beauty aids products in general, including patent medicines, is characterized by vigorous competition among producers, many of whom have substantially greater financial, technological and marketing resources than the Company. Major competitors such as Revlon, L’Oreal, Colgate-Palmolive, Coty, Unilever, and Procter & Gamble have the broadest-based public recognition of their products and are significantly larger than the Company. Moreover, a substantial number of other health-and-beauty aids manufacturers and distributors may also have greater resources than the Company and may therefore have the ability to spend more aggressively on research and development, advertising and marketing, and to respond more effectively to changing business and economic conditions. Our inability to successfully compete with our competitors could have a material adverse effect on the Company's financial condition, results of operation and business.
CLASS A Shareholders Retain Control of Board of Directors.
Class A Shareholders, David Edell, a director of the Company, and Ira W. Berman, director emeritus, have the right to elect four members to the Board of Directors. As a result, they are able to exert significant influence over our business. The holders of Common Stock have the right to elect three members to the Board of Directors.

Future Success Depends on Continued Success of the Company’s Current Products and New Product Development.
The Company is not financially as strong as the major companies against whom it competes. The ability to successfully introduce new niche products and increase the growth and profitability of its current and new niche brand products will affect the business and prospects of the future of the Company and this ability is dependent upon the creativity and marketing skills of management.
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
The Company Relies On A Few Large Customers For A Significant Portion Of Its Sales.
In fiscal 2013, Wal-Mart Stores Inc. represented 43.2% of the Company’s net sales. The Company’s five largest customers accounted for 68.4% of the Company’s net sales. The Company has no agreements with any of its customers to stock its products. The Company’s business would suffer materially if it lost Wal-Mart Stores, Inc. as a customer. The loss of any of the Company’s five top customers could have an adverse effect on the Company’s financial results.
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

Climate Change Effects.
The Company continues to monitor climate changes for any potential impact on its business. At this time, the Company does not anticipate that any climate change or climate change regulations will have a material impact on its operations or business.
The Company may Experience Interruptions to Its Business Operations Due to Events Beyond Its Control
A catastrophic event beyond the Company’s control, such as a natural disaster, health pandemic or act of terrorism, that results in the destruction or disruption of any of the Company’s critical business systems or operations could harm its ability to conduct normal business operations and its operating results. For example, during the fourth quarter of fiscal 2012, Superstorm Sandy caused interruptions to the Company’s operations for one week, and resulted in damages to inventory and substantial water damage to its corporate headquarters and warehouse. Although the Company was able to resume shipments to customers within a week and had flood insurance, it incurred a total loss of $128,554 as a result of Superstorm Sandy during fiscal 2012 and the interruption to operations impacted sales. (See “Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional information concerning the impact of Superstorm Sandy.)
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
We Sell to International Accounts.
International sales account for approximately 5.0% of our total net sales. Our international sales expose the Company to additional risks of different political or regulatory conditions, and the dependence on other economies. A terrorist attack, the threat of a terrorist attack or foreign military operations or other catastrophic event beyond the Company's control could prevent us from shipping to our international accounts. A loss of our international sales would have a material adverse effect on our business.

We Purchase Some Raw Materials or Components from International Suppliers.
Some of the components used in our products are sourced from international suppliers. This exposes the Company to an additional risk of increased costs if the foreign currency exchange rates change unfavorably. A terrorist attack, the threat of a terrorist attack or foreign military operations or other catastrophic event beyond the Company's control could prevent the international suppliers from delivering their goods to the Company. The interruption of the supply could have a material adverse effect on our business.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None

Item 2. PROPERTIES
The principal executive offices of the Company are located at 200 Murray Hill Parkway, East Rutherford, New Jersey. Under a net lease, the Company occupies approximately 81,000 square feet of space. Approximately 65,119 square feet in such premises is used for warehousing and 15,881 square feet for offices. The annual rental is $486,012 with an annual Consumer Price Index (“CPI”) increase not cumulatively exceeding 30% in any consecutive five year period. The lease expires on May 31, 2022 with a renewal option for an additional five years. The lease requires the Company to pay for additional expenses, referred to as Common Area Maintenance (“CAM”), which includes real estate taxes, common area expense, utility expense, repair and maintenance expense and insurance expense. For the year ended November 30, 2013, CAM expenses were estimated to be $206,000. CAM is estimated to be $206,000 per year for future years.

Item 3. LEGAL PROCEEDINGS
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
We are involved from time to time in routine legal matters and other claims incidental to our business. We review outstanding claims and proceedings internally and with external counsel as necessary to assess probability and amount of potential loss. These assessments are re-evaluated at each reporting period and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Common Stock is traded on the New York Stock Exchange MKT under the symbol “CAW”.
The Company’s Class A Common Stock is registered, but not traded, on the New York Stock Exchange MKT.
The range of high and low sales prices of the Company's Common Stock during each quarter of its 2013 and 2012 fiscal years were as follows:

Quarter Ended	2013	2012
February 28 / February 29	$4.75—$4.10	$5.09—$4.72
May 31	$4.38—$3.37	$4.90—$4.00
August 31	$3.59—$3.20	$4.75—$3.95
November 30	$3.51—$3.04	$4.72—$4.06
The high and low prices for the Company’s Common Stock, on February 12, 2014 were $3.12 to $2.96 per share.
As of February 12, 2014, there were approximately 127 individual shareholders of record of the Company’s Common Stock. Based on reports of security position listings and the number of proxies requested by brokers in conjunction with the prior year’s annual meeting of stockholders, we believe there are a substantial number of beneficial holders in various street and depository trust accounts, which represent approximately 1,000 additional shareholders.
As of February 12, 2014, there were two individual shareholders of record of the Company’s Class A Common Stock.
The dividend policy is at the discretion of the Board of Directors of the Company and will depend on numerous factors, including earnings, financial requirements and general business conditions.
On February 7, 2012, the Board of Directors of the Company approved a $0.07 per share dividend for the first quarter ended February 28, 2012, payable to all shareholders of record as of February 21, 2012 and was paid on March 21, 2012.
On May 29, 2012, the Board of Directors of the Company approved a $0.07 per share dividend for the second quarter ended May 31, 2012, payable to all shareholders of record as of June 8, 2012 and was paid on July 9, 2012.
On July 16, 2012, the Board of Directors of the Company approved a $0.07 per share dividend for the third quarter ended August 31, 2012, payable to all shareholders of record as of August 3, 2012 and was paid on September 4, 2012.
On October 22, 2012, the Board of Directors of the Company approved a $0.07 per share dividend for the fourth quarter ending November 30, 2012, payable to all shareholders of record as of November 6, 2012 and was paid on December 6, 2012.
On March 7, 2013, the Board of Directors of the Company approved a $0.07 per share dividend for the first quarter ending February 28, 2013, payable to all shareholders of record as of March 19, 2013 and was paid on April 19, 2013.
On July 18, 2013, the Board of Directors of the Company approved a $0.07 per share dividend for the second quarter ending May 31, 2013, payable to all shareholders of record as of August 2, 2013 and was paid on September 3, 2013.

Item 6. SELECTED FINANCIAL DATA

	Years Ended November 30,
	2013	2012	2011	2010	2009
Statement of Operations:
Sales, Net	$38,789,593	$53,169,022	$49,033,367	$50,345,213	$57,001,999
Net (Loss) Income	(6,193,248)	465,452	491,698	(1,664,760)	3,431,644
(Loss) Earnings Per Share:
Basic	$(0.88)	$0.07	$0.07	$(0.24)	$0.49
Diluted	$(0.88)	$0.07	$0.07	$(0.24)	$0.49
Weighted Average Number of Shares Outstanding—Basic	7,037,694	7,054,442	7,054,442	7,054,442	7,054,442
Weighted Average Number of Shares Outstanding—Diluted	7,037,694	7,054,442	7,054,442	7,054,442	7,054,442

	At November 30,
Balance Sheet Data:	2013	2012	2011	2010	2009
Working Capital	$12,911,553	$22,668,426	$21,557,320	$22,883,292	$25,973,568
Total Assets	26,345,749	35,271,109	34,905,527	36,312,199	39,789,203
Total Liabilities	9,283,383	11,023,133	9,297,476	9,142,153	9,569,355
Total Shareholders’ Equity	17,062,366	24,247,976	25,608,051	27,170,046	30,219,848
Cash Dividends Declared per Common Share	$0.14	$0.28	$0.28	$0.28	$0.32

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to “Item 1A. Risk Factors” and “Cautionary Statements Regarding Forward-Looking Statements” which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, the following discussion should be read in conjunction with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report.
Overview
Net loss for the year ended November 30, 2013 was $6,193,248 compared to net income of $465,452 for the year ended November 30, 2012. The loss per share, basic and fully diluted was $0.88 for the year ended November 30, 2013 compared to earnings per share of $0.07 for the year ended November 30, 2012. Most significantly during fiscal 2013, the Company had lower sales of its Gel Perfect nail products, combined with higher returns and higher inventory obsolescence of Gel Perfect related products. On September 26, 2013, the Company began executing a reduction in force to reduce overhead and on January 20, 2014, the Company announced that its Board of Directors has approved management’s plan to restructure the Company’s operations, and enter into a key business partnership with The Emerson Group, a premier sales and marketing company located in Wayne, Pennsylvania. As part of this change, the Company will outsource to Emerson certain sales and administrative functions. In addition, warehousing and shipping will be outsourced to and managed by Ozburn-Hessey Logistics "OHL", one of the largest integrated global supply chain management companies in the United States. The Company’s inventory will be moved to an OHL-managed facility in Indianapolis, Indiana. A key benefit of the outsourcing move is that it shifts a substantial portion of the Company’s current fixed costs into a variable cost structure moving forward which can ultimately help keep expenses in better alignment with any future revenue generated by its brands. This action could also potentially save the Company over $3,500,000 per year in overhead expenses over the course of the first twelve months based on performance of its brands in fiscal 2014. The Company anticipates completion of this restructuring, during the Company's second fiscal quarter of 2014 and that the effort will start to deliver substantial savings at that time. The Company estimates incurring costs related to the restructure of approximately $300,000 in the Company's first quarter of fiscal 2014.
The Company had net cash used in operations of $5,647,762 for the year ended November 30, 2013 as compared to net cash provided by operations of $1,460,199 for the year ended November 30, 2012. Comprehensive loss was $6,046,117 for fiscal 2013 as compared to comprehensive income of $615,170 for fiscal 2012. The Company had current assets of $22,164,741 and current liabilities of $9,253,188 at November 30, 2013. Retained earnings decreased to $14,480,872 at

November 30, 2013 from $21,813,136 at November 30, 2012. The number of outstanding common shares at November 30, 2013 declined by 47,758 to 7,006,684 as compared to November 30, 2012, due to the purchase and retirement of common stock. The Company does not have any bank debt or a bank line of credit.
Comparison of Operating Results for Fiscal Years 2013 and 2012
For the year ended November 30, 2013, the Company had revenues of $38,853,387 and net loss of $6,193,248 after a benefit from income taxes of $3,579,734. For the year ended November 30, 2012, the Company had revenues of $53,775,675, and net income of $465,452, after a provision for taxes of $478,530. Other income decreased to $63,794 for fiscal 2013 as compared to $606,653 for fiscal 2012. The decrease was primarily due to a decrease of $195,854 for royalty income on foreign sales and due to realized loss on sales of investments of $4,518 for fiscal 2013 compared to a realized gain on sales of investments of $121,670 in fiscal 2012. The basic and fully diluted loss per share for fiscal 2013 was $0.88 as compared to a basic and fully diluted income per share of $0.07 for fiscal 2012.
The Company’s net sales decreased to $38,789,593 for the fiscal year ended November 30, 2013 from $53,169,022 for the fiscal year ended November 30, 2012.
Sales returns and allowances was 16.2% of gross sales for fiscal 2013 and 9.4% for fiscal 2012. Coupon expense, charged against sales allowances, was $1,312,099 in fiscal 2013 as compared to $1,388,135 in fiscal 2012. The Company, on an ongoing basis, has returns of products that have been phased out and replaced by new items as part of its marketing plan.
In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company reclassified certain advertising and promotional expenditures as a reduction of sales rather than report them as an expense, which had no effect on net income. This reclassification is in accordance with ASC Topic 605-10-S99, “Revenue Recognition” as more fully described in Note 2 (“Sales Incentives”) of the consolidated financial statements for fiscal 2013. The reclassification reflects a reduction in net sales for the fiscal years ended November 30, 2013 and 2012 by $5,081,115 and $5,141,552 respectively.
The Company’s net sales, by category for fiscal 2013 as compared to fiscal 2012 were:

	Years Ended November 30,
	2013		2012
Category	Net Sales		Net Sales
Skin Care	$13,641,052	35.2%	$16,419,807	30.9%
Nail Care	6,969,455	18.0%	14,154,802	26.6%
Oral Care	10,368,181	26.8%	10,753,761	20.3%
Dietary	6,027,720	15.5%	9,723,831	18.3%
Fragrance	673,055	1.7%	1,166,411	2.2%
Analgesic	310,756	0.8%	272,172	0.5%
Hair Care	46,543	0.1%	50,862	0.1%
Miscellaneous	752,831	1.9%	627,376	1.1%
	$38,789,593	100.0%	$53,169,022	100.0%
Net sales were affected by the following factors:

•
Gross sales of skin care products decreased $2,229,451 or 11.6% for the year ended November 30, 2013, as compared to the same period in fiscal 2012, primarily due to slower seasonal sales. Returns of skin care products increased $627,186 or 93.7% for the year ended November 30, 2013 as compared to fiscal 2012, primarily attributable to Sudden Change, Solar Sense and Scar Zone products due to poor seasonal sales.

•
Gross sales of the Company's nail care products decreased $4,514,622 or 24.4% for the year ended November 30, 2013, as compared to the same period in fiscal 2012. Of this decline Gel Perfect gross sales declined $5,154,443 in fiscal 2013 as compared to fiscal year 2012. Returns of nail care products, primarily Gel Perfect, increased $2,060,400 for fiscal year ended 2013 as compared to 2012, 97.6% of which were Gel Perfect returns. Decreased distribution and promotional displays of the Company's Gel Perfect nail polish product line was combined with higher sales incentives and allowances from our major customers, all of which contributed to this overall decline.

•
Gross sales of oral care products decreased $914,466 or 7.1% for the year ended November 30, 2013 as compared to the same period in fiscal 2012. Returns of oral care products decreased 30.0% in for fiscal year 2013 as compared to fiscal year 2012.

•
Gross sales of the Company’s diet products decreased $3,737,761, or 29.5% for fiscal year 2013 as compared to fiscal year 2012. In addition, returns increased 19.8% reflecting an overall nation-wide trend in decreased sales of certain diet products.

Gross profit margins decreased to 42.6% in fiscal 2013 from 56.3% in fiscal 2012. The decrease was primarily due to increases in product returns and allowances, not including sales incentives, which were 16.2% of gross sales in fiscal 2013 as compared to 9.5% of gross sales for fiscal 2012; as well as increases in the inventory obsolescence reserve of $2,358,697, 49.4% of which is attributed to Gel Perfect Nail Care products. The total cost of sales as a percentage of gross sales increased to 41.3% in fiscal 2013 as compared to 35.2% in fiscal 2012.
Selling, general and administrative expenses for fiscal 2013 were $19,601,411 as compared to $21,727,273 for fiscal 2012, a decrease of $2,125,862. The following factors contributed to the decrease:

•	Royalty costs decreased $113,460 in fiscal 2013 as compared to fiscal 2012 reflecting the decline in sales.

•	Shipping costs decreased $584,222 in fiscal 2013 as compared to fiscal 2012. The decrease was mainly due to decreased sales.

•	Personnel costs decreased $969,066 in fiscal 2013 as compared to fiscal 2012 due to the reduction in force implemented in the first, second and fourth quarters of fiscal 2013.

•
Legal and accounting related costs decreased $295,461 in fiscal 2013 as compared to fiscal 2012, due to the higher legal costs incurred in 2012 associated with the Alleghany Pharmacal Corporation royalty settlement.

•	Travel, meals and entertainment expenses decreased $72,618 in fiscal 2013 as compared to fiscal 2012.

•	Consulting and related costs increased $240,906 in fiscal 2013 as compared to fiscal 2012. The increase was due to contractual escalation clauses of $75,000 and use of temporary labor.

•	The balance of the increase or decrease in expenses comprised a number of smaller expense categories.
Advertising, cooperative and promotions expenses for fiscal 2013 were $5,948,653 as compared to $7,142,284 for fiscal 2012. The decreased expense of $1,193,631 was comprised of:

•	A decrease in media, trade advertising and related expenses of $1,002,299.

•	A decrease in co-operative advertising that is recorded as a sales expense of $191,332.
The Company’s advertising expense changes from year to year based on the timing of the Company’s promotions.
The loss before benefit from income taxes was $9,772,982 for the year ended November 30, 2013, as compared to income before income taxes of $943,982 for the year ended November 30, 2012.
The effective tax provision for fiscal 2013 was a tax benefit of 36.6% of the net loss before tax as compared to a tax expense of 50.7% of the net income before tax for fiscal 2012. This reduction in rate is primarily due to lower state tax rates. As of November 30, 2013, the Company has unrealized gains on its investments of $289,021 which, if realized, would have a tax expense of $106,669.
Comprehensive loss was $6,046,117 for the year ended November 30, 2013 as compared to comprehensive income of $615,170 for the year ended November 30, 2012. The comprehensive loss for fiscal 2013 reflects the Company’s net loss of $6,193,248 together with other comprehensive gains, net of income tax benefits, of $142,613. The other comprehensive gain is as a result of the gain in the market value of the Company’s investments. Further information regarding the Company’s investments can be found in Note 3 of the consolidated financial statements.
Superstorm Sandy
As a result of Super Storm Sandy, the Company made claims for loss against various insurance policies. In the case of one claim for $340,689, the Company did not determine the claim was realizable until May 2013 and received proceeds of $340,689 in June 2013. The Company recorded the proceeds as a reduction of selling, general and administrative expenses on the Consolidated Statements of Operations for the fiscal year ended 2013.
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

Superstorm Sandy Losses
For the year ended November 30, 2012

Inventory at Cost	$437,088
Loss on Disposal of Assets Destroyed	79,893
Cleanup & Water Removal Costs	327,641
Leased Office Equipment Destroyed	145,661
Other Expenses	138,271

Total Expenses	1,128,554
Less: Insurance Proceeds	1,000,000

Net Loss	$128,554

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

Sales returns and allowances was 9.5% of gross sales for fiscal 2012 and 10.1% for fiscal 2011. Coupon expense, charged against sales allowances, was $1,388,135 in fiscal 2012 as compared to $1,124,759 in fiscal 2011. The Company, on an ongoing basis, has returns of products that have been phased out and replaced by new items as part of its marketing plan.
In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company reclassified certain advertising and promotional expenditures as a reduction of sales rather than report them as an expense, which had no effect on the net income. This reclassification is the adoption by the Company of ASC Topic 605-10-S99, “Revenue Recognition” as more fully described in Note 2 (“Sales Incentives”) of the consolidated financial statements for fiscal 2012. The reclassification reflects a reduction in sales for the fiscal years ended November 30, 2012 and 2011 by $5,141,552 and $4,857,444 respectively, an increase in the net sales reduction of $284,108.

The Company’s net sales, by category for fiscal 2012 as compared to fiscal 2011 were:

	Years Ended November 30,
	2012		2011
Category	Net Sales		Net Sales
Skin Care	$16,419,807	30.9%	$15,297,890	31.2%
Nail Care	14,154,802	26.6%	7,096,756	14.5%
Oral Care	10,753,761	20.3%	10,301,151	21.1%
Dietary	9,723,831	18.3%	12,784,518	26.0%
Fragrance	1,166,411	2.2%	2,171,771	4.4%
Analgesic	272,172	0.5%	596,482	1.2%
Hair Care	50,862	0.1%	65,619	0.1%
Miscellaneous	627,376	1.1%	719,180	1.5%
	$53,169,022	100.0%	$49,033,367	100.0%
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
Advertising, cooperative and promotions expenses for fiscal 2012 were $7,142,284 as compared to $5,436,565 for fiscal 2011. The increased expense of $1,705,719 was comprised in part of:

•	Higher media, trade advertising and related expenses of $1,889,737

•	A decrease in co-operative advertising that is recorded as a sales expense of $373,076
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

Financial Position as of November 30, 2013
As of November 30, 2013, the Company had working capital of $12,911,553 as compared to $22,668,426 at November 30, 2012. The ratio of total current assets to current liabilities is 2.4 to 1 as of November 30, 2013, as compared to a ratio of 3.1 to 1 for the prior year. The Company’s cash position and short-term investments at November 30, 2013 were $4,311,460, versus $12,112,453 as at November 30, 2012. The Company had no non-current or long term investments at at November 30, 2013 and at November 30, 2012. The Company paid cash dividends during fiscal 2013 in the amount of $1,478,090. This amount includes the dividends declared of $493,811 at the end of fiscal 2012 but not paid until fiscal 2013, and $984,279 in dividends declared and paid in fiscal 2013. As of November 30, 2013, there were no dividends declared but not paid. The investment securities the Company purchased are all classified as “Available for Sale Securities”, and are reported at fair market value as of November 30, 2013, with the resultant unrealized gains or losses reported as a separate component of shareholders’ equity. Due to the current securities market conditions, the Company cannot ascertain the risk of any future change in market value. Our investments include corporate obligations, limited partnerships, common stock and fixed income in order to decrease the risk due to any specific concentrations.
Accounts receivable as of November 30, 2013 and 2012 were $5,473,452 and $8,073,398 respectively. Included in net accounts receivable are an allowance for doubtful accounts, a reserve for returns and allowances and a reduction based on an estimate of co-operative advertising that will be taken as credit against payments. The allowance for doubtful accounts was $56,513 and $26,340 for November 30, 2013 and 2012, respectively. The allowance for doubtful accounts is a combination of specific and general reserve amounts relating to accounts receivable. The general reserve is calculated based on historical percentages applied to aged accounts receivable and the specific reserve is established and revised based on individual customer circumstances.
The reserve for returns and allowances is based on the historical returns as a percentage of sales in the five preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances. This allowance increased to $2,070,223 as of November 30, 2013 from $1,772,405 as of November 30, 2012. Of this amount, allowances and reserves in the amount of $1,045,458, which are anticipated to be deducted from future invoices, are included in accrued liabilities. The reserve for returns and allowances was higher as of November 30, 2013 due to higher average returns and credits of 8.5% of sales for fiscal 2013 as compared to 5.3% in fiscal 2012.
Gross receivables were further reduced by $1,035,798 as of November 30, 2013, which was reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against payments. In addition, accrued liabilities include $3,218,259, which is an estimate of co-operative advertising expense relating to fiscal 2013 sales which are anticipated to be deducted from future invoices rather than current accounts receivable.
Inventories were $8,607,567 and $9,794,448, as of November 30, 2013 and 2012, respectively. The decline in inventory is due to lower demand as well as an increase in the obsolescence reserve. The reserve for inventory obsolescence is based on a detailed analysis of inventory movement. The inventory obsolescence reserve increased to $3,030,306 as of November 30, 2013 from $671,609 as of November 30, 2012. This increase was primarily due to the significant decline in Gel Perfect sales, the higher rate of returns of Gel Perfect and less refurbished returns into inventory. Changes to the inventory obsolescence reserves are recorded as an increase or decrease to the cost of sales.
The Company received insurance proceeds of $800,000 in fiscal year 2013 on an insurance claim receivable in the that the Company accrued in fiscal year 2012. The insurance claim was due to Superstorm Sandy. The Company’s flood policy has a $1,000,000 loss limit, and $200,000 was paid to the Company for the loss in November 2012.
Prepaid expenses and sundry receivables decreased to $424,626 as of November 30, 2013 from $671,093 as of November 30, 2012. The decrease was in the ordinary course of business.
Prepaid and refundable income taxes decreased to $678,889 as of November 30, 2013, from $745,177 as of November 30, 2012 primarily due to adjustments of 2012 tax from estimated tax to actual.
The amount of deferred income tax reflected as a current asset increased to $2,668,747 as of November 30, 2013 from $1,242,484 as of November 30, 2012. The $1,426,263 increase was primarily due to the Company's net operating losses.

The Company’s investment in property and equipment consisted mostly of leasehold improvements, office furniture and equipment, and computer hardware and software to accommodate our personnel in addition to tools and dies used in the manufacturing process. The Company acquired $742,608 of additional property and equipment during fiscal 2013 primarily to replace damaged property from Superstorm Sandy.
Current liabilities are $9,253,188 and $10,770,627, as of November 30, 2013 and 2012, respectively. Current liabilities at November 30, 2013 consisted of accounts payable, accrued liabilities and short-term capital lease obligations. As of November 30, 2013, there was $4,254,057 of open cooperative advertising commitments, of which $2,759,274 is from 2013, $862,730 is from 2012, $624,053 is from 2011, and $8,000 is from 2010. Of the total amount of $4,254,057, $1,035,798 is reflected as a reduction of gross accounts receivables, and $3,218,259 is recorded as an accrued expense. Cooperative advertising is advertising that is run by the retailers in which the Company shares in part of the cost. If it becomes apparent that this cooperative advertising was not utilized, the unclaimed cooperative advertising will be offset against the expense during the fiscal year in which it is determined that it did not run. This procedure is consistent with the prior year’s methodology with regard to the accrual of unsupported cooperative advertising commitments.
The Company’s long-term obligations are for a portion of its capitalized leases, which is for certain office and warehouse equipment and deferred tax liabilities. The deferred tax liability decreased to $0 as of November 30, 2013 as compared to $239,673 as of November 30, 2012. The liability is due to the difference in the timing of depreciation between the Company’s books and income tax returns.
Stockholders’ equity decreased to $17,062,366 as of November 30, 2013 from $24,247,976 as of November 30, 2012. The decrease was due to decreases in retained earnings as a result of the net loss of $6,193,248 in fiscal 2013 and dividends issued of $984,279. Unrealized gains on marketable securities in fiscal 2013 were $147,131, net of tax. Unrealized gains or losses reflect the difference between the cost and market price of the Company’s marketable securities as of the date of the financial statements, net of any tax expense or benefit. See Note 3 of the consolidated financial statements for further information regarding the Company’s marketable securities. The Company purchased and retired 47,758 shares of common stock during fiscal 2013 for $155,214. There were no common or preferred stock shares issued during fiscal 2013.
The Company's cash flow had $5,647,762 that was used in operating activities during fiscal 2013, as compared to $1,460,199 that was provided by operating activities during fiscal 2012. The decrease in operating cash flow in fiscal 2013 was mainly due to net loss of $6,193,248, deferred income taxes of $3,673,004, decrease in accounts payable and accrued liabilities of $1,016,882 partially offset by decreases in accounts receivable of $2,544,742, inventory of $1,186,881 and insurance claim receivable of $800,000. The Company’s increase in operating cash flow in fiscal 2012 was mainly due to increases in accounts payable and accrued liabilities offset by an increase in insurance claim receivable for Superstorm Sandy. Net cash provided by investing activities was $657,392 in fiscal 2013, generated by the excess of the proceeds from the sale of some of the Company’s investments less securities purchased and the acquisition of equipment. Net cash provided by investing activities was $2,664,199 during fiscal 2012, generated by the excess of the proceeds from the sale of some of the Company’s investments less securities purchased and the acquisition of equipment. The Company’s cash balance decreased by $6,629,661 during fiscal 2013, inclusive of $1,478,090 in dividends paid to the shareholders.
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

Our primary capital needs are seasonal working capital requirements and dividend payments. As of November 30, 2013, the Company had $1,112,440 of short-term marketable securities The Company’s long term liabilities as of November 30, 2013, consist of deferred income tax liability of $0 and long-term capitalized lease obligations of $30,195. The Company does not have any bank debt or a bank line of credit. The Company is currently negotiating with potential lenders to strengthen its liquidity and believes that it will have sufficient capital resources to meet its working capital requirements for the next twelve months. This expectation depends upon our future operating performance including the absence of any unforeseen cash requirements, our ability to obtain sufficient financing on favorable or satisfactory terms, and the achievement of anticipated cost savings in connection with our outsourcing agreements. Our ability to obtain financing depends on many factors, including past operating performance, business prospects and external economic conditions.

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
1 - Reserve for Returns—The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. The estimated reserve is based in part on historical returns as a percentage of gross sales. The current estimated return rate is 8.50% of gross sales. Management estimates that 14.85% of returns received are placed back into inventory, and the estimate for returns is adjusted to reflect the value of the returns placed into inventory. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account.
2 - Allowance for Doubtful Accounts – The allowance for doubtful accounts is an estimate of the loss that could be incurred if our customers do not make required payments. Trade receivables are periodically evaluated by management for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Estimates are made based on specific disputes and additional reserves for bad debt based on the accounts receivable aging ranging from 0.35% for invoices currently due to 2.00% for invoices more than ninety-one days overdue. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.
3 - Inventory Obsolescence Reserve – Management reviews the inventory records on a monthly basis. Management deems to be obsolete finished good items that are no longer being sold, and have no possibility of sale within the ensuing twelve months. Components and raw materials are deemed to be obsolete if management has no planned usage of those items within the ensuing twelve months. In addition, management conducts periodic testing of inventory to make sure that the value reflects the lower of cost or market. If the value is below market, a provision is made within the inventory obsolescence reserve. This reserve is adjusted monthly, with changes recorded as part of cost of sales in the results of operations.
4 - The deferred taxes are an estimate of the future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the loss incurred in fiscal 2013, the benefit of which will be carried forward into future tax years.   Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized.  Management has estimated that it will utilize the entire deferred tax asset in future years based on its belief that the Company will be profitable.  Management expects future profitability based on the outsourcing of many functions to The Emerson Group, a substantial reduction in personnel and a reduction in other expenses.  However profits can be impacted in the future if the Company’s sales decrease.  The portion that management expects to utilize in fiscal 2014 is recorded as a short term asset, and the portion that management expects to utilize in fiscal years subsequent to fiscal 2014 are recorded as a long term asset.
5 - Co-operative advertising Reserve – The Co-operative advertising reserve is an estimate of the amount of the liability for the co-operative advertising agreements with the Company’s customers. A portion of the reserve that is estimated to be deducted from future payments is a direct reduction of accounts receivable. The portion that the Company estimates to be deducted from future invoices rather than current accounts receivable is recorded as an accrued expense. Management reviews the co-operative advertising agreements for the current fiscal year with its customers on a monthly basis and adjusts them based on actual co-operative advertising events. The Company maintains an open liability for co-operative advertising contracts for which a customer has not claimed a deduction for the three years prior to the current fiscal year. Management evaluates the open liability for the prior three years on a monthly basis to determine if the liability continues to exist. Changes to the reserve are charged as a current period expense.

Inventory, Seasonality, Inflation and General Economic Factors
The Company attempts to keep its inventory for its product at levels that will enable shipment against orders within a three-week period. However, certain components must be inventoried well in advance of actual orders because of time-to-acquire circumstances. For the most part, purchases are based upon anticipated quarterly requirements, which are projected based upon sales indications received by the sales and marketing departments, and general business factors. All of the Company’s contract manufactured products and components are purchased from non-affiliated entities. Warehousing and shipping was provided at Company facilities until February 2014. Effective February 2014, the Company outsourced shipping and warehousing to OHL, located in Indianapolis, Indiana.
The Company’s products are not particularly seasonal, but sales of its sun-care, depilatory and diet-aid products usually peak during the spring and summer seasons, and perfume sales usually peak in fall and winter. The Company does not have a product that can be identified as a ‘Christmas item’.
The Company plans to continue to promote its sales through an advertising program consisting of a combination of media and co-op advertising. We continue to invest money into research and development seeking to improve the competitive position of our core products in their respective categories. We are trying to decrease the amount of “on hand” inventory we stock; however to better service our customers we often find it difficult to reduce our “safety stock”.
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
Contractual Obligations
The following table sets forth the contractual obligations as of November 30, 2013. Such obligations include the current lease for the Company’s premises, written employment contracts and License Agreements.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Leases on Premises (1)	$692,012	$1,384,024	$1,384,024	$2,422,042
Royalty Expense (2)	290,000	540,000	500,000	250,000
Employment Contracts (3)	2,258,782	3,159,729	1,320,000	660,000
Other Operating Leases	173,005	206,815	33,210	5,135
Capital Lease Obligations	10,151	20,303	13,462	—
Open Purchase Orders	3,595,228	—	—	—
Total Contractual Obligations	$7,019,178	$5,310,871	$3,250,696	$3,337,177

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

(2)
See Part I, Item 1(f). The Company is not required to pay any royalty in excess of realized sales if the Company chooses not to continue under the license. The figures set forth above reflect estimates of the anticipated minimum royalty expense required to maintain the licenses under the Alleghany Pharmacal and Joann Bradvica license agreements. The more than 5 years column only reflects one year of minimum payments for Alleghany Pharmacal; the payments can continue in perpetuity in order to maintain the license.

(3)
The Company had executed Employment Contracts with David Edell, its former Chief Executive Officer and Ira Berman, director emeritus and former Corporate Secretary (the “Executives”). Mr. Edell remains as a director of the Company. The contracts for both are exactly the same. Employment under the contracts expired on December 31, 2010.

Upon expiration of the employment term on December 31, 2010, the Executives became consultants to the Company for an ensuing five year term, expiring December 31, 2015, in accordance with the provisions of the agreement. For the consulting services provided, the Executives were each paid $724,727 in fiscal 2013, pursuant to the terms of their respective agreements, which provides for a consulting payment equal to fifty percent (50%) of their annual base salary plus bonus that they received in 2010. Under the provisions of the employment contracts, this amount increases six (6%) percent per year for each successive year of the consulting term. The Executives are also entitled to all benefits that they had previously received as employees for the consulting term. Upon the death of the Executives within the consulting period, the Company is obligated for two successive years to pay their respective estate an amount equal to their total compensation at that time. On March 21, 2011, the compensation committee of the board of directors, acting on behalf of the Company, entered into an Employment Agreement (each, an “Employment Agreement”) with each of Dunnan D. Edell, Stephen A. Heit, and Drew Edell (each, an “Executive”). Pursuant to their respective Employment Agreements, Mr. Dunnan Edell was engaged to continue to serve as the Company’s President and Chief Executive Officer, Mr. Heit was engaged to continue to serve as the Company’s Executive Vice President and Chief Financial Officer, and Mr. Drew Edell was engaged to continue to serve as the Company’s Executive Vice President, Product Development and Production. Mr. Dunnan Edell died on February 9, 2013. Mr. Drew Edell is the son of David Edell, who was the Chief Executive Officer of the Company (effective February 10, 2013 through October 16, 2013), a member of the Board of Directors of the Company and continues to serve as a consultant to the Company. Except as set forth below, the Employment Agreements contain substantially similar terms to each other. The initial term of employment under each of the Employment Agreements ran from March 21, 2011 through December 31, 2013, with successive one-year renewal terms thereafter unless the Company or the Executive chooses not to renew the respective Employment Agreement. Under the respective Employment Agreements, the base salaries of Mr. Heit, and Mr. Drew Edell were established as $250,000, and $275,000 per annum, respectively, subject to annual increases at the discretion of the Company’s Board of Directors. The Executives are eligible to receive an annual performance-based bonus under their respective Employment Agreement, and are entitled to participate in Company equity compensation plans. In addition, each of the Executives receives an automobile allowance, health insurance and certain other benefits. In the event of termination of the respective Employment Agreement as a result of the disability or death of the Executive, the Executive (or his estate or beneficiaries) shall be entitled to receive all base salary and other benefits earned and accrued until such termination as well as a single-sum payment equal to the Executive’s base salary and a single-sum payment equal to the value of the highest bonus earned by the Executive in the one-year period preceding the date of termination pro-rated for the number of days served in that fiscal year. If the Company terminates the Executive for Cause (as defined in the respective Employment Agreement), or the Executive terminates his employment in a manner not considered to be for Good Reason, the Executive shall be entitled to receive all base salary and other benefits earned and accrued prior to the date of termination. If the Company terminates the Executive in a manner that is not for Cause or due to the Executive’s death or disability, the Executive terminates his employment for Good Reason, or the Company does not renew the Employment Agreement after December 31, 2013, the Executive shall be entitled to receive a single-sum payment equal to his unpaid base salary and other benefits earned and accrued prior to the date of termination and a single-sum payment of an amount equal to three times (a) the average of the base salary amounts paid to Executive over the three calendar years prior to the date of termination or, (b) if less than three years have elapsed between March 21, 2011 and the date of termination, the highest base salary paid to the Executive in any calendar year prior to the date of termination, or (c) if less than twelve months have elapsed between March 21, 2011 and the date of termination, the highest base salary received in any month times twelve. In addition, each Executive is entitled to certain benefits in connection with a Change of Control (as defined in their respective Employment Agreements). Mr. Dunnan Edell's estate received a payment of $359,726, pursuant to his employment contract, subsequent to Mr. Dunnan Edell's death. The Company elected to continue Mr. Heit and Mr. Drew Edell's contracts for 2014. Under the Employment Agreements, each Executive agreed to non-competition restrictions for a period of six months following the end of the term of his Employment Agreement, during which period the Executive will be paid an amount equal to his base salary for a period of six months, and an amount equal to the pro rata share of any bonus attributable to the portion of the year completed prior to the date of termination. The Executives also agreed to confidentiality and non-solicitation restrictions under the Employment Agreements. The foregoing summary of the Employment Agreements are qualified in their entirety by the full text of the Employment Agreements, copies of which may be found in Form 8-K that was filed by Company on March 21, 2011 with the United States Securities and Exchange Commission. The Company also entered into an Employment Agreement with another Company executive, who is not a “named executive officer” within the meaning of the Securities Exchange Act of 1934, as amended and related regulations. This additional Employment Agreement contains substantially similar terms as the Employment Agreements discussed above and provides for a base salary of $135,000 per annum.

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company’s financial statements (See Item 15) record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value). The investments are, categorically listed, in “Corporate Obligations”, “Limited Partnership”, “Common Stock”, and “Fixed Income”, (which, primarily, are intended to be held to maturity). $1,112,440 of the Company’s $1,112,440 portfolio of investments (as at Nov. 30, 2013) is invested in the “Common Stock” and "Limited Partnership" categories. The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions, however due to current securities market conditions, the Company cannot ascertain the risk of any future change in the market value of its investments.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are listed under Item 15 in this Form 10-K. The following financial data is a summary of the quarterly results of operations (unaudited) during and for the years ended November 30, 2013 and 2012:

		Three Months Ended
Fiscal 2013	Feb. 29	May 31	Aug. 31	Nov 30
Net Sales	$11,796,951	$11,206,480	$9,742,827	$6,043,335
Total Revenue	11,799,649	11,262,212	9,732,911	6,056,615
Cost of Sales	5,530,303	5,504,363	5,060,168	6,182,324
Gross Profit (Loss)	6,266,648	5,702,117	4,682,659	(138,989)
Net (Loss) Income	$(1,015,390)	$(156,836)	$(792,892)	$(4,228,130)
(Loss) Earnings Per Share:
Basic	$(0.14)	$(0.02)	$(0.11)	$(0.60)
Diluted	$(0.14)	$(0.02)	$(0.11)	$(0.60)

During the fourth quarter of fiscal year 2013, the Company increased its inventory obsolescence reserve by $2,358,697, the majority of which was due to the Company's Gel Perfect Nail Care products.

		Three Months Ended
Fiscal 2012	Feb. 28	May 31	Aug. 31	Nov. 30
Net Sales	$13,531,070	$14,596,899	$13,775,461	$11,265,592
Total Revenue	13,688,247	14,710,472	14,003,207	11,373,749
Cost of Sales	6,008,346	6,319,109	5,736,175	5,155,421
Gross Profit	7,522,724	8,277,790	8,039,286	6,110,171
Net Income (Loss)	$87,534	$302,100	$428,747	$(352,929)
Earnings (Loss) Per Share:
Basic	$0.01	$0.04	$0.06	$(0.05)
Diluted	$0.01	$0.04	$0.06	$(0.05)

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

Item 9A. CONTROLS AND PROCEDURES
Under Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s fiscal 2013 annual report is required to be accompanied by a “Section 404 Formal Report” by management on the effectiveness of internal controls over financial reporting. The Company’s officers are continually working to evaluate and confirm the effectiveness of the Company’s internal controls over financial reporting, that the Company’s data processing software systems and other procedures are effective and that the information created by the Company’s systems adequately confirm the validity of the information upon which the Company relies.
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
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of November 30, 2013, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Management’s Report on Internal Control Over Financial Reporting
Under Section 404 of the Sarbanes-Oxley Act of 2002, our management, including our Chief Executive Officer and Chief Financial Officer, are required to assess the effectiveness of the Company’s internal control over financial reporting as of November 30, 2013 and report, based on that assessment, whether the Company’s internal control over financial reporting was effective.
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
The Company’s management has assessed the effectiveness of its internal control over financial reporting as of November 30, 2013 using the criteria as set forth in Internal Control – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). The Company’s assessment included documenting, evaluating and testing of the design and operating effectiveness of its internal control over financial reporting. Management of the Company has reviewed the results with the Audit Committee of the Board of Directors.
Based on the Company’s assessment, management has concluded that, as of November 30, 2013, the Company’s internal control over financial reporting was effective.
/s/ RICHARD KORNHAUSER
Richard Kornhauser, Chief Executive Officer
/s/ STEPHEN A. HEIT
Stephen A. Heit, Chief Financial Officer

Changes in Internal Control over Financial Reporting
No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Executive Officers and Directors of the Company are as follows:

NAME	POSITION	YEAR OF FIRST COMPANY SERVICE

Stanley Kreitman	Chairman of the Board of Directors	1996

Sardar Biglari	Director	2011

Dr. Philip Cooley	Director	2011

Robert Lage	Director	2003

Jonathan Rothschild	Director (appointed August 15, 2012)	2012

David Edell	Director (former Chief Executive Officer) and consultant	1983

Richard Kornhauser	Chief Executive Officer and President (appointed October 17, 2013)	2013

Stephen Heit	Chief Financial Officer and Treasurer	2005

Drew Edell	Director, Executive Vice President Research and Development, Corporate Secretary	1983
Stanley Kreitman, age 81, is Chairman of the Board of Directors of the Company. He has been Vice Chairman of Manhattan Associates an equity investment firm since 1994. He is a director of Medallion Financial Corp. (NASDAQ). Within the last five years, Mr Kreitman has held directorship positions at the following public companies: CapLease Inc. (formerly Capital Lease Financial Corp.) (NYSE), KSW,Inc. (listed on NASDAQ until its acquisition in 2012), Arbinet Corporation (listed on NASDAQ until its acquisition in 2011), and Sports Properties Acquisition Corp. and Renaissance Acquisition Corp. each of which was a special purpose company. He also serves as a director of the New York City Board of Corrections, Nassau County Crime Stoppers , and serves on the board of the Police Athletic League. From 1975 to 1993 he was President of the United States Banknote Corp. (NYSE), a securities printer.
Director Qualifications

•	Leadership experience as President of United States Banknote Corporation

•	Extensive experience serving on boards of directors of various corporations and organizations

•	Deemed by the Board of Directors to be an “audit committee financial expert” as defined by the SEC rules and “financially sophisticated” as defined by the NYSE-MKT rules.

Sardar Biglari, age 36, serves as Chairman, Chief Executive Officer, of Biglari Holdings Inc., a diversified holding company. Mr. Biglari is the Founder, Chairman and Chief Executive Officer of Biglari Capital Corp., the general partner of private investment funds.
Director Qualifications

•
Mr. Biglari has extensive managerial and investing experience in a broad range of businesses through his services as Chairman and Chief Executive Officer of Biglari Holdings Inc. and its major operating subsidiaries.

•	Experience serving on the boards of directors of public companies.

•	Deemed by the Board of Directors to be an "audit committee financial expert" as defined by the SEC rules and "financially sophisticated" as defined by NYSE-MKT rules.
Philip Cooley, age 70, has served as Vice Chairman of the Board of Biglari Holdings Inc. since April 2009, and a director since 2008, as well as Chairman of the audit committee. He was the Prassel Distinguished Professor of Business at Trinity University, San Antonio, Texas, from 1985 to 2012. Dr. Cooley served as an advisory director of Biglari Capital Corp., general partner of The Lion Fund, L.P. since 2000, and as Vice Chairman and a director of Western Sizzlin Corporation from March 2006 and December 2005, respectively, until its acquisition by Biglari Holdings in March 2010. Dr. Cooley earned a Ph.D. from Ohio State University, a MBA from the University of Hawaii and a BME from the General Motors Institute. Dr. Cooley is past president of the Eastern Finance Association, and serves on its board, and of the Southern Finance Association. He also serves on the board of the Consumer Credit Counseling Service of Greater San Antonio.
Director Qualifications

•	Dr. Cooley has extensive business and investment knowledge and experience.

•	Experience serving on the boards of directors of public companies.

•	Author of more than 60 articles on financial topics, his work has appeared in the Journal of Finance, Journal of Business and others. He also has authored several books in finance.

•	Deemed by the Board of Directors to be an "audit committee financial expert" as defined by the SEC rules and "financially sophisticated" as defined by NYSE-MKT rules.
Robert Lage, age 77, is a director of the Company, and a retired CPA. He was a partner at Pricewaterhouse Coopers Management Consulting Service prior to his retirement in 1997. He has been engaged in the practice of public accounting and management consulting since 1959. He received a BBA from Bernard Baruch College of the City University of New York in 1958.
Director Qualifications

•	Certified Public Accountant since 1959

•	Extensive experience as a partner at Price Waterhouse Coopers Management Consulting Service

•	Deemed by the Board of Directors to be an “audit committee financial expert” as defined by the SEC rules and “financially sophisticated” as defined by NYSE-MKT rules
Jonathan Rothschild, age 59, is a director of the Company. Mr. Rothschild has served as a director of Immucell, Inc., a NASDAQ listed biotechnology company, since 2001, and serves on its audit committee. He is President and sole owner of Arterio, Inc. which is in the vitamin and supplements business. Mr. Rothschild is also a director of the Anne Frank Center USA, a not-for-profit organization.
Director Qualifications

•	Extensive experience in the supplements business

•	Director and member of audit committee of a NASDAQ listed company

•	Deemed by the Board of Directors to be an "audit committee financial expert" as defined by the SEC rules and "financially sophisticated" as defined by NYSE-MKT rules.
David Edell, age 81, is a director, former Chief Executive Officer, and consultant of the Company. Mr. Edell served as the Company’s Chief Executive Officer until November 30, 2010 and was re-appointed Chief Executive Officer on February 10, 2013 following the death of Dunnan D. Edell, our former CEO, until October 17, 2013. From January 1, 2011 to February 10, 2013 he served as a consultant to the Company under an agreement that provided for a five year term that commenced January 1, 2011. Prior to his association with the Company, he was a marketing and financial consultant; and, by 1983, he had extensive experience in the health and beauty aids field as an executive director and/or officer of Hazel Bishop, Lanolin Plus and Vitamin Corporation of America. In 1954, David Edell received a Bachelor of Arts degree from Syracuse University.
Director Qualifications

•	Extensive experience in the consumer products market segment

•	Founder of the Company and leadership role since inception

Richard Kornhauser, aged 59, joined CCA in October 2013 as Chief Executive Officer and President. Before joining CCA, he was Chief Executive Officer of RK Brands, LLC from July 2010 through September 2013. Previously, Mr. Kornhauser held senior management positions with FGX International as Chief Marketing Officer from 2008 to 2010, with Chattem, Inc. as Vice President of Marketing from 2000 through 2007, and with Combe Inc. as Group Vice President of Marketing from 1990 to 2000. He attended Columbia University. Mr. Kornhauser has over thirty years of experience in the health and beauty aids industry at companies with very similar problem-solution brands to CCA Industries: Chattem, Incorporated, Combe Incorporated, and FGX International. Mr. Kornhauser was instrumental in spearheading the marketing and advertising efforts which helped drive significant, and profitable growth for such brands as: Gold Bond® skin care, Icy Hot® topical analgesics, Selsun-Blue® dandruff shampoo, Sea Bond® denture care, Odor-Eaters® foot care, and the iconic Foster Grant® eyewear brand.

Stephen Heit, age 59, joined CCA in May 2005 as Executive Vice President – Operations, and was appointed Chief Financial Officer in March 2006. On February 10, 2013 he was appointed President of the Company in addition to his responsibilities as Chief Financial Officer, until October 17, 2013, after which he has continued as Chief Financial Officer. Prior to that he was Vice President – Business Strategies for Del Laboratories, Inc., a consumer products company that was listed on the American Stock Exchange, from 2003 to 2005. Mr. Heit served as President of AM Cosmetics, Inc. from 2001 to 2003, as Chief Financial Officer from 1998 to 2003, and Corporate Secretary to the Board of Directors from 1999 to 2003. From 1986 to 1997 he was the Chief Financial Officer of Pavion Limited, and also served on the Board of Directors. He is a member of the Executive Board of Advisors of the Long Island University Post School of Management and the advisory board of the New York Stock Exchange MKT. He also served as a Director of Loeb House, Inc., a non-profit organization serving mentally handicapped adults from 1987 to 1995, and Director of Nyack Hospital Foundation from 1993 to 1995. He received a Bachelor of Science from Dominican College in 1976, with additional graduate work in Professional Accounting at Fordham University, and received an MBA in accounting from the University of Connecticut Graduate Business School.

Drew Edell, the 56 year-old son of David Edell, is a graduate of Pratt Institute, where he received a Bachelor’s degree in Industrial Design. Mr. Edell is the Chief Operating Officer effective February 10, 2013, and has served as Corporate Secretary since December 2010. He was appointed as a Director of the Company on February 10, 2013 to fill the remaining term of Dunnan Edell who died on February 9, 2013. He joined the Company in 1983, and in 1985, he was appointed Vice President of Product Development and Production. Mr. Edell is the son of David Edell, who is a director and former Chief Executive Officer of the Company.
Director Qualification

•	Extensive experience in the consumer products market segment

•	Employed with the Company since inception

Committees of the Board of Directors
The Board of Directors has established three committees. The audit committee is comprised solely of independent directors, Robert Lage, who serves as its’ Chairman, Sardar Biglari, Philip Cooley, Stanley Kreitman, and Jonathan Rothschild. Messrs. Biglari, Lage, Cooley, Kreitman and Rothschild each qualify as a “financial expert” as defined by the United States Securities and Exchange Commission in Regulation S-K, Sardar Biglari, Philip Cooley, Stanley Kreitman, Robert Lage and Jonathan Rothschild are “independent” as that term is used in Section 10(m)(3) of the Exchange Act and NYSE-MKT rules and are “financially sophisticated” as defined by NYSE-MKT rules. The compensation committee is comprised of Philip Cooley, Stanley Kreitman, Robert Lage and Jonathan Rothschild. Each member of the compensation committee is “independent” as defined by NYSE-MKT rules. The nominating committee is comprised of Philip Cooley, Stanley Kreitman and Jonathan Rothschild. James Mastrian was a member of the audit, compensation and nominating committees prior to his resignation as a director on August 15, 2012. Jonathan Rothschild was appointed as a director of the Company, effective August 15, 2012.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and beneficial owners of more than ten percent of the Company’s Common Stock to file reports regarding ownership of the Company’s Common Stock with the SEC, and to furnish the Company with copies of all such filings. Based solely on a review of these filings, the Company believes that all filings were timely made in fiscal 2013, except for Mr. Kornhauser's Form 3.

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

Item 11. EXECUTIVE COMPENSATION
i. Summary Compensation Table
The following table summarizes compensation earned in the 2013, 2012 and 2011 fiscal years by the following named officers:

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	All Other Compensation ($) (2)	Total ($)
Richard Kornhauser, Chief Executive Officer and President (4)	2013	58,846	—	—	58,846
David Edell, Chief Executive Officer (3)	2013	—	—	—	—
Dunnan D. Edell (3)	2013	67,308	—	61,998	129,306
Former Chief Executive Officer	2012	350,000	50,000	24,953	424,953
	2011	350,000	100,000	22,735	472,735
Stephen A. Heit	2013	250,000	—	30,344	280,344
Chief Financial Officer	2012	250,000	—	28,513	278,513
	2011	250,000	40,000	21,310	311,310
Drew Edell	2013	275,000	—	24,195	299,195
Chief Operating Officer	2012	275,000	—	22,690	297,690
	2011	275,000	40,000	21,703	336,703

(1)	Bonus amounts represent amounts earned in each respective fiscal year, not necessarily paid in each year.

(2)
Includes the personal use value of Company leased automobiles, the value of Company-provided life insurance, and health insurance that is made available to all employees. Please see Item. 11, Section v.—Employment Contracts/Compensation Program for further information regarding the compensation of Dunnan D. Edell, Stephen A. Heit and Drew Edell.

(3)
Dunnan D. Edell died on February 9, 2013. Other Compensation includes death benefits of $56,827. David Edell served as Chief Executive Officer from February 10, 2013 to October 2013. During his 2013 tenure as Chief Executive Officer, David Edell received no additional compensation, outside of Consulting Fees (see Item 7. Contractual Obligations) and Director Fees (see Item 11. iii Compensation of Directors).

(4)	Richard Kornhauser was named Chief Executive Officer and President in October 2013.

ii. Outstanding Equity Awards at 2013 Fiscal Year End
None of our named executive officers had any outstanding equity awards as of the end of fiscal 2013. There were no stock options granted or options exercised during fiscal 2013.
iii. Compensation of Directors
The following table is the fees earned or paid in cash to each director, with respect to their service as directors, during fiscal 2013. Other than these fees, no other compensation was paid to our directors in 2013.

Director	Year Ended Nov. 30, 2013
Sardar Biglari	33,125
Philip Cooley	38,125
David Edell	38,125
Stanley Kreitman	53,125
Robert Lage	68,125
Jonathan Rothschild	38,125

Each outside director was paid $2,500 for a conference call meeting and $5,000 per meeting for attendance in person at board meetings in fiscal 2013 (without additional compensation for committee meetings, other than as noted below). Effective August 4, 2011, the Board of Directors approved an annual retainer of $25,000 for each outside director, in addition to the conference call or in person meeting payments. Effective October 2013, the annual retainers and meeting fees for outside directors were reduced by 50% (pro-rata for 2013). The Board of Directors met four times in person during fiscal 2013, and one additional time by conference call, for an aggregate compensation of $223,750, not including Mr. Kreitman’s additional compensation of $15,000 as Chairman of the Board, and Mr. Lage’s additional compensation of $30,000 as chairman of the audit committee. No stock options or other equity grants were awarded.
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
v. Employment Contracts/Compensation Program
The Compensation Committee (the “Committee”) determines the level of salary and bonuses, if any, for key executive officers of the Company. The Committee determines the salary or salary range based upon competitive norms. Actual salary changes are based upon performance, and bonuses, if any, are awarded by the Committee and approved by the independent directors of the board in consideration of the employee’s performance during the fiscal year and, except for the Company’s Chief Executive Officer, upon the recommendation of the Company’s Chief Executive Officer.
On March 21, 2011, the Committee, acting on behalf of the Company, entered into an Employment Agreement (each, an “Employment Agreement”) with Stephen A. Heit, and Drew Edell (each, an “Executive”). Pursuant their respective Employment Agreements, Mr. Heit has been engaged to continue to serve as the Company’s Executive Vice President and Chief Financial Officer, and Mr. Drew Edell has been engaged to continue to serve as the Company’s Executive Vice President, Product Development and Production. Stephen Heit was appointed President of the Company in addition to his responsibilities as Chief Financial Officer and Drew Edell was appointed Chief Operating Officer, effective February 10, 2013. In October 2013, Mr. Richard Kornhauser was appointed Chief Executive Officer and President. Mr. Heit continues as the Chief Financial Officer and Executive Vice President.
Mr. Drew Edell is the son of David Edell, who is a member of the Board of Directors of the Company and served as a consultant to the Company until his re-appointment as Chief Executive of the Company on February 10, 2013. Except as set forth below, the Employment Agreements contain substantially similar terms to each other. The initial term of employment under each of the Employment Agreements ran from March 21, 2011 through December 31, 2013, with successive one-year renewal terms thereafter unless the Company or the Executive chooses not to renew the respective Employment Agreement. The Company did not choose to terminate any employment agreement as of February 2014.
Under the respective Employment Agreements, the base salaries of Mr. Heit, and Mr. Drew Edell (the “Executives”) are $250,000 and $275,000 per annum, respectively, and may be increased each year at the discretion of the Company’s Board of Directors. The Executives are eligible to receive an annual performance-based bonus under their respective Employment Agreement, and are entitled to participate in Company equity compensation plans. In addition, each of the Executives will receive an automobile allowance, health insurance and certain other benefits. In the event of termination of the respective Employment Agreement as a result of the disability or death of the Executive, the Executive (or his estate or beneficiaries) shall be entitled to receive all base salary and other benefits earned and accrued until such termination as well as a single-sum payment equal to the Executive’s base salary and a single-sum payment equal to the value of the highest bonus earned by the Executive in the one-year period preceding the date of termination pro-rated for the number of days served in that fiscal year. If the Company terminates the Executive for Cause (as defined in the respective Employment Agreement), or the Executive terminates his employment in a manner not considered to be for Good Reason (as defined in the respective

Employment Agreement), the Executive shall be entitled to receive all base salary and other benefits earned and accrued prior to the date of termination. If the Company terminates the Executive in a manner that is not for Cause or due to the Executive’s death or disability, the Executive terminates his employment for Good Reason, or the Company does not renew the Employment Agreement after December 31, 2013, the Executive shall be entitled to receive a single-sum payment equal to his unpaid base salary and other benefits earned and accrued prior to the date of termination and a single-sum payment of an amount equal to three times (a) the average of the base salary amounts paid to Executive over the three calendar years prior to the date of termination, (b) if less than three years have elapsed between March 21, 2011 and the date of termination, the highest base salary paid to the Executive in any calendar year prior to the date of termination, or (c) if less than twelve months have elapsed between March 21, 2011 and the date of termination, the highest base salary received in any month times twelve. In addition, each Executive is entitled to certain benefits in connection with a Change of Control (as defined in their respective Employment Agreements). Mr. Heit and Mr. Drew Edell's contracts were automatically renewed for 2014.
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
The foregoing summary of the Employment Agreements is qualified in its entirety by the full text of the Employment Agreements, copies of which may be found in Form 8-K that was filed by Company on March 21, 2011 with the United States Securities and Exchange Commission.
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
The Company is also party to a consulting arrangement and change of control agreement with David Edell. See Item 7 - Contractual Obligations and Item 13 for additional information.
In October 2013, Richard Kornhauser was appointed as Chief Executive Officer and President with a salary of $450,000 per annum. There is no employment contract with Mr. Kornhauser.
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
On June 15, 2005, the shareholders approved an amended and Restated Stock Option Plan amending the 2003 Stock Option Plan (the “Plan”). The Plan authorizes the issuance of up to one million shares of common stock (subject to customary adjustments set forth in the plan) pursuant to equity awards, which may take the form of incentive stock options, nonqualified stock options restricted shares, stock appreciation rights and/or performance shares. No such grants were issued in fiscal 2013.
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
The exercise price of all options must be at least equal to one hundred percent (100%) of the fair market value of the underlying stock on the date of grant. The aggregate fair market value of stock of the Company (determined at the date of the option grant) for which any employee may be granted Incentive Stock Options in any calendar year may not exceed $100,000, plus certain carryover allowances. The exercise price of an Incentive Stock Option granted to any participant who owns stock possessing more than ten percent (10%) of the voting rights of the Company’s outstanding capital stock must be at least one hundred-ten percent (110%) of the fair market value on the date of grant. As of November 30, 2013, there were no outstanding stock options or other equity awards under the Plan.

viii. Performance Graph
Set forth below is a line graph comparing cumulative total shareholder return on the Company’s Common Stock, with the cumulative total return of companies in the Dow Jones US Index and the cumulative total return of Dow Jones’s Personal Products Index.
Copyright© 2013 Dow Jones & Company. All rights reserved.

	11/08	11/09	11/10	11/11	11/12	11/13
CCA Industries, Inc.	100.00	126.19	168.09	168.35	155.78	115.98
Dow Jones US	100.00	127.67	143.20	153.66	178.23	233.47
Dow Jones US Personal Products	100.00	133.62	132.89	156.11	180.46	237.25
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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The following table sets forth information as of November 30, 2013 with respect to compensation plans under which shares of the Company’s Common Stock may be issued:
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

The following table sets forth certain information regarding the ownership of the Company’s Common Stock, Class A Common Stock and ownership of all shares outstanding as of February 12, 2014 by (i) each of the directors and director nominees, (ii) each of the named executive officers listed in the summary compensation table and (iii) each person that the Company is aware to be the beneficial owner of more than five percent of the outstanding shares of Common Stock and/or Class A Common Stock and (iv) all current officers and directors as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is the beneficial owner of them.
Beneficial Ownership of Equity Securities

			Ownership	Ownership	Ownership
	Number of Shares Owned		Percentage of	Percentage of	Percentage of
Name	Common Stock	Class A Common Stock	Common Stock Outstanding (2)	Class A Stock Outstanding (1)	All Shares Outstanding
David Edell (1)	146,609	484,615	2.4%	50.1%	9.0%
Ira Berman	160,533	483,087	2.7%	49.9%	9.2%
Sardar Biglari (2)	776,259	—	12.9%	—%	11.1%
Philip L. Cooley	—	—	—%	—%	—%
Stanley Kreitman	14,200	—	*	—%	*
Robert Lage	—	—	—%	—%	—%
Jonathan Rothschild	241,521	—	4.0%	—%	3.4%
Richard Kornhauser	—	—	—%	—%	—%
Drew Edell	98,108	—	1.6%	—%	1.4%
Stephen A. Heit	2,680	—	*	—%	*
Renaissance Technologies LLC (3)	304,400	—	5.0%	—%	4.3%
Officers & Directors
As a Group (9 persons)	1,279,377	484,615	21.2%	50.1%	25.2%

*	Represents less than one percent (1%) of the outstanding shares of the class.

(1)
David Edell is a director of the Company and was re-appointed Chief Executive Officer of the Company on February 10, 2013 until October 17, 2013, when Richard Kornhauser, was appointed President and Chief Executive Officer. Mr. David Edell continues as a director and consultant. The address of David Edell and Ira Berman is 200 Murray Hill Parkway, East Rutherford, New Jersey 07073.

(2)
Based on information contained in Schedule 13-D/A filed on August 8, 2011with the SEC by Biglari Holdings Inc., the amount reported included 388,130 shares held by Biglari Holdings Inc. until July 1, 2013. Based upon information in SEC Form 4, on July 1, 2013, the 388,130 shares held by Biglari Holdings Inc. were acquired by the Lion Fund, L.P.(“The Lion Fund”), which when combined with the previous 388,129 shares held by the Lion Fund results in the total of 776,259 shares currently held by the The Lion Fund. Biglari Capital Corp. (“BCC”) is the general partner of the Lion Fund. Sardar Biglari is the founder, Chairman and Chief Executive Officer of BCC and has investment discretion over the securities owned by the Lion Fund. By virtue of these relationships, BCC and Sardar Biglari may be deemed to beneficially own the 776,259 shares owned directly by The Lion Fund. BCC and Sardar Biglari each expressly and respectively disclaims beneficial ownership of such shares except to the extent of their respective pecuniary interest therein. The principal business address of each of Biglari Holdings, Inc., Sardar Biglari, BCC and The Lion Fund is 17802 IH 10 West, Suite 400, San Antonio, Texas 78257.

(3)
Based on information contained in Schedule 13G under rule 13d-1, filed on February 13, 2014 with the SEC by Renaissance Technologies LLC ("RTC") and Renaissance Technologies Holdings Corporation ("RTHC"). The amount reported included 304,400 shares beneficially owned by RTHC, because of RTHC's majority ownership in RTC. The principal address for both entities is 800 Third Avenue, New York, New York 10022.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
During fiscal years 2013 and 2012, as per their respective Employment Agreements, the Company made payments of $724,727 and $687,222 each to David Edell and Ira Berman for consulting services provided during those years and certain other benefits as per their Employment Agreements, which expire December 31, 2015. In addition, in March 2011, the Company entered into Change of Control Agreements with each of David Edell and Ira Berman, which could result in payments to such persons in the event of a Change of Control (as defined in the Change of Control Agreements). Both of David Edell and Ira Berman served as executives of the Company in fiscal 2010 and are each currently beneficial owners of greater than 5% of the Company’s voting securities. David Edell served as the Chief Executive Officer during part of 2013 and remains a director of the Company. Mr. Berman served as director of the Company during fiscal 2011. See “Employment Agreements – David Edell and Ira W. Berman” above for additional information on the Employment Agreements and Change of Control Agreements (see Item 7 – Contractual Obligations for further information on the Employment Agreements).
The independent directors of the Company are: Sardar Biglari, Philip Cooley, Robert Lage, Stanley Kreitman and Jonathan Rothschild. There were no transactions, relationships or arrangements not disclosed in this item that would need to be considered by the Company’s board of directors in determining the director’s independence.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
BDO USA, LLP (“BDO”) served as the Company’s independent registered public accounting firm for 2013 and 2012. The services performed by BDO in this capacity included conducting an audit in accordance with generally accepted audit standards of, and expressing an opinion on, the Company’s consolidated financial statements.
Audit Fees
BDO’s fees for professional services rendered in connection with the audit and review of Forms 10-K and all other SEC regulatory filings were $175,000 per annum for each of the 2013 and 2012 fiscal years. The Company has paid and is current on all billed fees.

Audit Related Fees
There were no audit related fees in fiscal 2013 or fiscal 2012.
Tax Fees
BDO’s fees for professional services rendered in connection with Federal and State tax return preparation and other tax matters for each of the 2013 and 2012 fiscal years was $45,000 per annum. In addition, the Company paid BDO $10,000 in fiscal year 2013 for a study of tax nexus.
All Other Fees
There were no other fees in fiscal 2013 or fiscal 2012.
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
Table of Contents, Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of November 30, 2013 and 2012, Consolidated Statements of Operations for the years ended November 30, 2013, 2012 and 2011, Consolidated Statements of Comprehensive (Loss) Income for the years ended November 30, 2013, 2012 and 2011, Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2013, 2012 and 2011, Consolidated Statements of Cash Flows for the years ended November 30, 2013, 2012 and 2011, Notes to Consolidated Financial Statements.
Financial Statement Supplementary Information:

(a) (2)	Schedule II: Valuation Accounts; Years Ended November 30, 2013, 2012 and 2011.

(a) (3)	Exhibits: The following exhibits are filed herewith or incorporated by reference
(3.1) The Company’s Articles of Incorporation and Amendments thereof, are incorporated by reference to its filing on Form 10-K/A filed April 5, 1995. (SEC file number reference 000-12723) (Exhibit pages 000001-23).
(3.2) The Company’s Bylaws are incorporated by reference to its filing on Form 8-K filed February 9, 2012.
(4.1) The Indenture (and the Promissory note exhibited therewith) defining the rights of former shareholders who tendered Common Stock to the Company for its $2 per share, five- year, 6% debenture, is incorporated by reference to the filing of such documents with the Schedule TO filed with the SEC, on June 7, 2000 (SEC file number reference 005-37409).

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

(10.3)	License Agreement made February 12, 1986 with Alleghany Pharmacal Corporation is incorporated by reference to the Company’s Form 10-K/A filed April 5, 1995 (SEC file number reference 001-12723).

(10.4)	The Company’s 2005 Amended and Restated Stock Option Plan is incorporated by reference to its 2005 Proxy Statement (Exhibit A) filed May 2, 2005 (SEC file number reference 001-31643). *

(10.5)	The Employment Agreement, dated March 21, 2011, by and between the Company and Dunnan Edell is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 31, 2011. *

(10.6)	The Employment Agreement, dated March 21, 2011, by and between the Company and Stephen A. Heit is incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 31, 2011. *

(10.7)	The Employment Agreement, dated March 21, 2011, by and between the Company and Drew Edell is incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 31, 2011. *

(10.8)	The Change of Control Agreement, dated March 15, 2011, by and between the Company and Ira W. Berman is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 17, 2011. *

(10.9)	The Change of Control Agreement, dated March 15, 2011, by and between the Company and David Edell is incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 17, 2011. *

(10.10)	Proposed Order of Settlement is incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed July 14, 2010.

(10.11)	Settlement and Mutual Release Agreement is incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed July 14, 2010.

(11.00)	Statement re Per Share Earnings (included in Item 15, Financial Statements).

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) included herein.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) included herein.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 included herein.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 included herein.

(101.Def)	Definition Linkbase Document †

(101.Pre)	Presentation Linkbase Document †

(101.Lab)	Labels Linkbase Document †
(101.Cal)  Calculation Linkbase Document †
(101.Sch)  Schema Document †
(101.Ins)  Instance Document †

*	Management contract and compensatory plan or arrangement.

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

CCA INDUSTRIES, INC.

By:	/s/ RICHARD KORNHAUSER
RICHARD KORNHAUSER, Chief Executive Officer and President

Date:	February 28, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RICHARD KORNHAUSER	Chief Executive Officer and President	February 28, 2014
RICHARD KORNHAUSER

/s/ STEPHEN A. HEIT	Chief Financial Officer and Chief Accounting Officer	February 28, 2014
STEPHEN A. HEIT

/s/ STANLEY KREITMAN	Chairman of the Board of Directors	February 28, 2014
STANLEY KREITMAN

/s/ DAVID EDELL	Director	February 28, 2014
DAVID EDELL

/s/ SARDAR BIGLARI	Director	February 28, 2014
SARDAR BIGLARI

/s/ PHILIP COOLEY	Director	February 28, 2014
PHILIP COOLEY

/s/ DREW EDELL	Executive Vice President - Research and Development	February 28, 2014
DREW EDELL	Director

/s/ ROBERT LAGE	Director	February 28, 2014
ROBERTLAGE

/s/ JONATHAN ROTHSCHILD	Director	February 28, 2014
JONATHAN ROTHSCHILD

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2013 AND 2012

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CCA Industries, Inc.
East Rutherford, New Jersey
We have audited the accompanying consolidated balance sheets of CCA Industries, Inc. and Subsidiaries as of November 30, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years ended November 30, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCA Industries, Inc. and Subsidiaries at November 30, 2013, and 2012, and the results of its operations and its cash flows for each of the two years ended November 30, 2013, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ BDO USA LLP
Woodbridge, New Jersey
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
CCA Industries, Inc.
East Rutherford, New Jersey
We have audited the consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the fiscal year ended November 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations of CCA Industries, Inc. and Subsidiaries and their cash flows for the fiscal year ended November 30, 2011 in conformity with accounting principles generally accepted in the United States of America.
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule titled “Schedule II – Valuation and Qualifying Accounts” is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects for the fiscal year ended November 30, 2011 in relation to the basic financial statements taken as a whole.
/s/ KGS LLP
February 28, 2012
Jericho, New York

Part I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30, 2013	November 30, 2012
ASSETS
Current assets:
Cash & cash equivalents	$3,199,020	$9,828,681
Short term investments & marketable securities	1,112,440	2,283,772
Accounts receivable, net of allowances of $1,081,278 and $1,133,561, respectively	5,473,452	8,073,398
Inventories, net of reserve for inventory obsolescence of $3,030,306 and $671,609, respectively	8,607,567	9,794,448
Insurance claims receivable	—	800,000
Prepaid expenses and sundry receivables	424,626	671,093
Prepaid and refundable income taxes	678,889	745,177
Deferred income taxes	2,668,747	1,242,484
Total Current Assets	22,164,741	33,439,053

Property and equipment, net of accumulated depreciation and amortization	1,489,799	1,024,901
Intangible assets, net of accumulated amortization	762,193	782,655
Deferred income taxes	1,921,016	—
Other	8,000	24,500
Total Assets	$26,345,749	$35,271,109

LIABILITIES AND CAPITAL
Current Liabilities:
Accounts payable & accrued liabilities	$9,246,072	$10,262,950
Capitalized lease obligations - current portion	7,116	4,426
Income taxes payable	—	9,440
Dividends payable	—	493,811
Total current liabilities	9,253,188	10,770,627
Deferred income taxes	—	239,673
Capitalized lease obligations	30,195	12,833
Total Liabilities	9,283,383	11,023,133

Shareholders' Equity:
Preferred stock, $1.00 par, authorized 20,000,000 none issued	—	—
Common stock, $.01 par, authorized 15,000,000 shares, issued and outstanding 6,038,982 and 6,086,740 shares, respectively	60,390	60,867
Class A common stock, $.01 par, authorized 5,000,000 shares, issued and outstanding 967,702 and 967,702 shares, respectively	9,677	9,677
Additional paid-in capital	2,329,049	2,329,049
Retained earnings	14,480,872	21,813,136
Unrealized gains on marketable securities	182,378	35,247
Total Shareholders' Equity	17,062,366	24,247,976
Total Liabilities and Shareholders' Equity	$26,345,749	$35,271,109
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended November 30,
	2013	2012	2011
Revenues:
Sales of health and beauty aid products - net	$38,789,593	$53,169,022	$49,033,367
Other income	63,794	606,653	478,522
Total Revenues	38,853,387	53,775,675	49,511,889
Costs and Expenses:
Cost of sales	22,277,158	23,219,051	20,450,468
Selling, general and administrative expenses	19,601,411	21,727,273	21,967,327
Advertising, cooperative and promotional expenses	5,948,653	7,142,284	5,436,565
Research and development	741,694	769,637	714,565
Bad debt expense (recovery)	55,204	(26,851)	(11,135)
Interest expense	2,249	299	860
Total Costs and Expenses	48,626,369	52,831,693	48,558,650
(Loss) Income before (Benefit from) Provision for Income Taxes	(9,772,982)	943,982	953,239
(Benefit from) provision for income taxes	(3,579,734)	478,530	461,541
Net (Loss) Income	$(6,193,248)	$465,452	$491,698

(Loss) Earnings per Share:
Basic	$(0.88)	$0.07	$0.07
Diluted	$(0.88)	$0.07	$0.07
Weighted Average Common Shares Outstanding
Basic	7,037,694	7,054,442	7,054,442
Diluted	7,037,694	7,054,442	7,054,442
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended November 30,
	2013	2012	2011
Net (Loss) Income	$(6,193,248)	$465,452	$491,698
Other Comprehensive (Loss) Income
Unrealized Gain (Loss) on Securities:
Unrealized holding gain (loss) arising during the period, net of tax	142,613	226,492	(77,959)
Less: reclassification adjustment for loss (gain) included in net (loss) income, net of tax	4,518	(76,774)	(490)
Comprehensive (Loss) Income (Note 3, Note 11)	$(6,046,117)	$615,170	$413,249
Unrealized holding gain (loss) for the years ended November 30, 2013, 2012 and 2011, is net of deferred tax (expense) benefit from unrealized gain (loss) of $(88,721), $(143,106) and $52,591, respectively.
The reclassification adjustment for loss (gain) for the years ended November 30, 2013, 2012 and 2011 is net of a deferred tax benefit (expense) of $2,668, $(44,896) and $(325), respectively.

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED NOVEMBER 2013, 2012 AND 2011

					UNREALIZED
			ADDITIONAL		GAIN (LOSS) ON	TOTAL
	COMMON STOCK		PAID IN	RETAINED	MARKETABLE	SHAREHOLDERS'
	SHARES	AMOUNT	CAPITAL	EARNINGS	SECURITIES	EQUITY
Balance-December 1, 2010	7,054,442	$70,544	$2,329,049	$24,806,474	$(36,021)	$27,170,046
Net Income	—	—	—	491,698	—	491,698
Dividends declared	—	—	—	(1,975,244)	—	(1,975,244)
Unrealized gain on available-for-sale investments, net of tax	—	—	—	—	(78,449)	(78,449)
Balance-November 30, 2011	7,054,442	$70,544	$2,329,049	$23,322,928	$(114,470)	$25,608,051
Net Income	—	—	—	465,452	—	465,452
Dividends declared	—	—	—	(1,975,244)	—	(1,975,244)
Unrealized gain on available-for-sale investments, net of tax	—	—	—	—	149,717	149,717
Balance-November 30, 2012	7,054,442	$70,544	$2,329,049	$21,813,136	$35,247	$24,247,976
Net Loss	—	—	—	(6,193,248)	—	(6,193,248)
Dividends declared	—	—	—	(984,279)	—	(984,279)
Unrealized gain on available-for-sale investments, net of tax	—	—	—	—	147,131	147,131
Shares Retired	(47,758)	(477)		(154,737)		(155,214)
Balance-November 30, 2013	7,006,684	$70,067	$2,329,049	$14,480,872	$182,378	$17,062,366

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended November 30,
	2013	2012	2011
Cash Flows from Operating Activities:
Net (Loss) Income	$(6,193,248)	$465,452	$491,698
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	324,212	213,957	205,356
Change in allowance for bad debts	55,204	(26,851)	28,452
Loss (Gain) on sale of securities	4,518	(121,670)	(815)
Loss on write off of fixed assets	—	79,893	—
(Gain) on sale of property, plant and equipment	—	(5,748)	—
Deferred income taxes	(3,673,004)	455,590	133,122
Change in Operating Assets & Liabilities:
Decrease (increase) in accounts receivable	2,544,742	(302,947)	(1,782,043)
Decrease (increase) in inventory	1,186,881	(334,040)	(383,174)
Decrease (increase) in insurance claim receivable	800,000	(800,000)	—
Decrease (increase) in prepaid expenses and other receivables	246,467	175,994	390,660
Decrease in prepaid income and refundable income tax	66,288	(26,346)	280,871
Decrease in other assets	16,500	28,300	12,500
(Decrease) increase in accounts payable and accrued liabilities	(1,016,882)	1,696,407	60,265
(Decrease) increase in income taxes payable	(9,440)	(37,792)	47,232
Net Cash (Used in) Provided by Operating Activities	(5,647,762)	1,460,199	(515,876)
Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(742,608)	(766,647)	(180,306)
Proceeds from sale of property, plant and equipment	—	10,000	—
Purchase of intangible assets	—	(10,000)	—
Purchase of marketable securities	(153,000)	(1,000,046)	(1,193,419)
Proceeds from sale and maturity of investments	1,553,000	4,430,892	3,516,000
Net Cash Provided by Investing Activities	657,392	2,664,199	2,142,275
Cash Flows from Financing Activities:
Payments for capital lease obligations	(5,987)	(20,088)	(15,795)
Purchase of Company stock and retirement	(155,214)	—	—
Dividends paid	(1,478,090)	(1,975,244)	(1,975,244)
Net Cash (Used in) Financing Activities	(1,639,291)	(1,995,332)	(1,991,039)
Net (Decrease) increase in Cash	(6,629,661)	2,129,066	(364,640)
Cash and Cash Equivalents at Beginning of Period	9,828,681	7,699,615	8,064,255
Cash and Cash Equivalents at End of Period	$3,199,020	$9,828,681	$7,699,615
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,249	$299	$860
Income taxes	$40,200	$72,499	$2,670
Schedule of Non Cash Financing Activities:
Fixed assets acquired by capital leases	$26,040	$29,796	$—
Conversion of deposit to intangible asset	$—	$100,000	$—
Dividends declared	$984,279	$1,975,244	$1,975,244
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
Short-Term Investments and Marketable Securities:
Short-term investments and marketable securities consist of certificates of deposits, corporate bonds, limited partnerships and equity securities. The Company has classified its investments as Available-for-Sale securities. Accordingly, such investments are reported at fair market value, with the resultant unrealized gains and losses reported as a separate component of shareholders' equity. Fair value for Available-for-Sale securities is determined by reference to quoted market prices or other relevant information.
Accounts Receivable:
Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowance for cooperative advertising and reserves for returns which are anticipated to be taken as credits against the balances as of November 30, 2013. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.
Inventories:
Inventories are stated at the lower of cost (weighted average) or market. Product returns are recorded in inventory when they are received at the lower of their original cost or market, as appropriate. Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined. During the fourth quarter of fiscal year 2013, the Company increased its inventory obsolescence reserve by $2,358,697, the majority of which was due to the Company's Gel Perfect Nail Care products.
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
Depreciation and amortization are provided utilizing the straight-line method over the following estimated useful lives or lease terms of the assets, whichever is shorter:

Machinery and equipment	5-7 Years
Furniture and fixtures	3-10 Years
Tools, dies and masters	3 Years
Transportation equipment	5 Years
Leasehold improvements	Shorter of the remaining economic life or the remaining life of the lease (8.50 years)
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments:
The carrying value of the short-term investments are recorded at fair value based on quoted market prices. The carrying value of the other assets and liabilities considered financial instruments approximate their respective fair value due to the short-term nature of the investment.
Revenue Recognition: (See also Cooperative Advertising)
The Company recognizes sales in accordance with ASC Topic 605 “Revenue Recognition”. Revenue is recognized upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Included in sales incentives are coupons that the Company issues that are redeemed by its customers. Redemptions are handled by a coupon national clearing house. The Company also has estimated that there is an approximate six week lag in coupon redemptions, with the estimated cost recorded as an accrued liability. Although no legal right of return exists between the customer and the Company, returns, including return of unsold products, are accepted if it is in the best interests of the Company's relationship with the customer. The Company, therefore, records a reserve for returns based on the historical returns as a percentage of sales in the five preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances. Sales returns in 2013 increased from the prior year primarily as a result of increases in returns of Gel Perfect seasonal products. Those returns which are anticipated to be taken as credits against the balances as of November 30, 2013 are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Changes in the estimated coupon reserve and sales return reserve are recorded to Sales of health and beauty aid products - net, in the Consolidated Statement of Operations.
Cooperative Advertising:
Cooperative advertising is accrued based on a combination of new contracts given to the customers in the current fiscal year, along with what is left open from prior years. Specific new contracts in the current fiscal year are identified as sales incentives (see sales incentives) and those contracts reduce revenues for the current period. The open balances for all years open are reduced throughout the year by either the customer advertising and submitting the proof according to the contract or by customer post audit adjustments that finalize any amount due. Any item open more than four years is closed unless management believes that a deduction may still be taken by the customer. The balance of open cooperative advertising is then allocated between accrued liabilities and the allowance for cooperative advertising based the customer's open accounts receivable balance. Open cooperative advertising for the fiscal year ended November 30, 2013 that was accrued for in previous years was decreased by $816,418 as the result of completion of customer post audit adjustments. For fiscal year ended November 30, 2012, the reserve for open cooperative advertising was decreased $640,000. There were no adjustments for the fiscal year ended November 30, 2011.
Sales Incentives:
The Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expense. These accounting adjustments do not affect net (loss) income.
Shipping Costs:
The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. For the years ended November 30, 2013, 2012 and 2011 included in selling, general and administrative expenses are shipping costs of $2,688,536, $3,272,759 and $2,912,474, respectively.
Advertising Costs:
The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the years ended November 30, 2013, 2012 and 2011 were $5,948,653, $7,142,284 and $5,436,565, respectively.
Research and Development Costs:
The Company's policy for financial reporting is to charge research and development costs to expense as incurred.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and development costs for the years ended November 30, 2013, 2012 and 2011 were $741,694, $769,637 and $714,565, respectively.
Proceeds from Insurance Policy Claim:
The Company does not recognize insurance proceeds for losses incurred until the amounts are realizable. The Company records the insurance proceeds as a reduction in the underlying expense category where the losses were recognized. As a result of Super Storm Sandy, the Company made claims for loss against various insurance policies. In the case of one claim for $340,689, the Company did not determine the claim was realizable until May 2013 and received proceeds of $340,689 in June 2013. The Company recorded the proceeds as a reduction of selling, general and administrative expenses on the Consolidated Statements of Operations for the fiscal year ended November 30, 2013.
Income Taxes:
Income taxes are accounted for under ASC Topic 740 “Income Taxes”, which utilizes the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the loss incurred in fiscal 2013, the benefit of which will be carried forward into future tax years. Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized. Management has estimated that it will utilize the entire deferred tax asset in future years based on its belief that the Company will be profitable.  Management expects future profitability based on the outsourcing of many functions to The Emerson Group, a substantial reduction in personnel and a reduction in other expenses.  However profits can be impacted in the future if the Company’s sales decrease.  The portion that management expects to utilize in fiscal 2014 is recorded as a short term asset, and the portion that management expects to utilize in fiscal years subsequent to fiscal 2014 are recorded as a long term asset. (See NOTE 15 - Subsequent Events for further detail).
The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of November 30, 2013 and November 30, 2012. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
Short-term investments and marketable securities, which consist of fully guaranteed bank certificates of deposit, stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold within the ensuing twelve months. The cost and market values of the investments at November 30, 2013 and November 30, 2012 were as follows:

	November 30, 2013		November 30, 2012
	COST	MARKET	COST	MARKET
Current:
Corporate obligations	$—	$—	$1,004,490	$995,827
Limited partnership	223,373	354,050	223,373	292,680
Common stock	600,046	758,390	600,046	595,626
Fixed Income	—	—	400,000	399,639
Total Current	$823,419	$1,112,440	$2,227,909	$2,283,772
As of November 30, 2013, the Company had total unrealized gains on its investments of $289,021. This amount was reduced by a deferred tax expense of $106,669, of which a deferred tax expense of $86,053 was recorded in the current fiscal year and $20,616 was recorded in prior fiscal years. None of the unrealized losses have been deemed to be other-than-temporary impairments.
Bank certificates of deposit are insured by the Federal Deposit Insurance Corporation for the full balance under the Temporary Liquidity Guarantee Program. The Company maintains accounts with several brokerage firms. The accounts contain cash and securities. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation (SIPC).
The market value at November 30, 2013 was $1,112,440 as compared to $2,283,772 at November 30, 2012. The gross unrealized gains and (losses) were $289,021 and $0 for November 30, 2013, and $76,119 and $(20,256) for November 30, 2012, respectively. The cost and market values of the investments at November 30, 2013 were as follows:

Name of Issuer and Title of Each Issue	Number of Units	Cost of Each Issue	Market Value of Each Issue at Balance Sheet Date	Amount at Which Each Portfolio of Equity Security Issue and Each Other Security Issue Carried in Balance Sheet
Limited Partnerships:
Energy Transfer Partners	1,000	50,695	54,160	54,160
Enterprise Prods Partners	500	21,190	31,485	31,485
Kinder Morgan Energy	500	34,762	40,985	40,985
Magellan Midstream Partners	1,000	53,113	124,280	124,280
Plains All Amern Pipeline	1,000	63,613	103,140	103,140
		223,373	354,050	354,050
Common Stock:
S&P 500 ETF Trust	4,190	600,046	758,390	758,390
		600,046	758,390	758,390

TOTALS		823,419	1,112,440	1,112,440

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (continued)

During the years ended November 30, 2013, 2012 and 2011, available-for-sale securities were liquidated and proceeds amounting to $1,553,000, $4,430,892 and $3,516,000 were received, with resultant realized losses (gains) totaling $4,518, $(121,670) and $(815), respectively. Cost of available-for-sale securities includes unamortized premium or discount. The unrealized gains are accounted for under mark-to-market rules for Available-for-Sale securities. Please see Note 2 for further information.

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

	November 30,	Quoted Market Price in Active Markets	Significant Other Observable Inputs
Description	2013	(Level 1)	(Level 2)
Limited partnership	354,050	354,050	—
Common stock	758,390	758,390	—
Total	$1,112,440	$1,112,440	$—

	November 30,	Quoted Market Price in Active Markets	Significant Other Observable Inputs
Description	2012	(Level 1)	(Level 2)
Corporate obligations	$995,827	$—	$995,827
Limited partnership	292,680	292,680	—
Common stock	595,626	595,626	—
Fixed income	399,639	399,639	—
Total	$2,283,772	$1,287,945	$995,827

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES
The components of inventory consist of the following:

	November 30, 2013	November 30, 2012
Raw materials	$5,948,457	$6,639,048
Finished goods	2,659,110	3,155,400
	$8,607,567	$9,794,448
At November 30, 2013 and November 30, 2012, the Company had a reserve for obsolescence of $3,030,306 and $671,609, respectively.

NOTE 5 - IMPACT OF SUPERSTORM SANDY
As a result of Super Storm Sandy, the Company made claims for loss against various insurance policies. In the case of one claim for $340,689, the Company did not determine the claim was realizable until May 2013 and received proceeds of $340,689 in June 2013. The Company recorded the proceeds as a reduction of selling, general and administrative expenses on the Consolidated Statements of Operations for the fiscal year ended 2013.
On October 30, 2012, Superstorm Sandy caused widespread flooding on the New Jersey coast, resulting in substantial water damage to the Company’s offices and warehouse. The Company has a flood insurance policy with a loss limit of $1,000,000. The Company received $200,000 of the insurance proceeds in November 2012 and recorded an insurance receivable in the amount of $800,000 as of the same date. The Company received the $800,000 of insurance proceeds in first quarter of fiscal 2013.
The Company incurred a total net loss of $128,554 as a result of Superstorm Sandy that is recorded in the results for the year ended November 30, 2012. The following chart shows the components of the loss:
Superstorm Sandy Losses
For the year ended November 30, 2012

Inventory at Cost	$437,088
Loss on Disposal of Assets Destroyed	79,893
Cleanup & Water Removal Costs	327,641
Leased Office Equipment Destroyed	145,661
Other Expenses	138,271

Total Expenses	1,128,554
Less: Insurance Proceeds	1,000,000

Net Loss	$128,554

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	November 30, 2013	November 30, 2012
Machinery and equipment	$156,810	$184,260
Furniture and equipment	771,988	557,667
Tools, dies and masters	494,166	448,169
Transportation equipment	44,076	44,076
Capitalized lease obligations	62,140	36,100
Web Site	20,000	20,000
Leasehold improvements	1,090,800	581,060
	$2,639,980	$1,871,332
Less: Accumulated depreciation	1,150,181	846,431
Property and Equipment—Net	$1,489,799	$1,024,901
Depreciation expense for the years ended November 30, 2013, 2012 and 2011 amounted to $303,750, $213,495 and $204,894, respectively.

NOTE 7 - INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for eleven product lines.

	November 30, 2013	November 30, 2012
Patents and trademarks	$932,896	$932,896
Less: Accumulated amortization	170,703	150,241
Intangible Assets - Net	$762,193	$782,655

Patents are amortized on a straight-line basis over their legal life of 17 years. Trademarks have an indefinite life and are reviewed annually for impairment or more frequently if impairment indicators occur. Amortization expense for the fiscal years ended November 30, 2013, 2012 and 2011, was $20,462 , $462 and $463, respectively. Estimated amortization expense for the years ending November 30, 2014, 2015, 2016, 2017 and 2018 will be $20,439, $20,421, $20,421, $20,421 and $421, respectively.

NOTE 8 - ACCRUED EXPENSES
The following items which exceeded 5% of total current liabilities are included in accrued expenses as of:

	November 30, 2013	November 30, 2012
Coop advertising	$3,218,259	$2,471,174
Accrued returns	$1,045,458	$665,184

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - OTHER INCOME
Other income consists of the following:

	November 30,
	2013	2012	2011
Interest income	17,762	$112,490	$145,719
Dividend Income	28,668	87,743	110,337
Realized (loss) gain on sale of securities	(4,518)	121,670	815
Royalty income	21,036	216,890	208,981
Miscellaneous	846	67,860	12,670
Total Other income	$63,794	$606,653	$478,522
NOTE 10 - 401(K) PLAN
The Company has a 401(K) Profit Sharing Plan for both union and non-union employees. The union plan requires one year of service and the non-union plan requires six months of service. Employees for both plans must be 21 years or older to participate. Employees may make salary reduction contributions up to 25% of compensation not to exceed the federal government limits. The Plan allows for the Company to make discretionary contributions. For fiscal years 2013, 2012 and 2011, the Company did not make any contributions.
NOTE 11 - INCOME TAXES
CCA and its subsidiaries file a consolidated federal income tax return.
The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of November 30, 2013 and November 30, 2012. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were penalties and related interest of $557 for the fiscal year ended November 30, 2013, and $12,377 for penalties and interest for the fiscal year to date ended November 30, 2012. Penalties are recorded in selling, general and administrative expenses.
As of November 30, 2013, the Company had unrealized gain on its investments of $289,021. This amount was reduced by a deferred tax expense of $106,669, of which a $20,616 expense was recorded in prior fiscal years. The deferred tax expense for the fiscal year ended November 30, 2013 has been recorded as part of the deferred tax asset, and offset against the unrealized gains on marketable securities reported on the consolidated balance sheet. The charitable contributions portion of the deferred tax asset has $354,869 that has been reclassified as a long-term asset, based on an estimate of the amount that will be realizable in periods greater than twelve months from November 30, 2013.

At November 30, 2013 and November 30, 2012, respectively, the Company had temporary differences arising from the following:

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (continued)

	November 30, 2013
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term Asset
Depreciation	$(980,638)	$(361,891)	$—	$(361,891)
Unrealized (gain) on investments	(289,021)	(106,669)	(106,669)	—
Reserve for bad debts	56,513	20,855	20,855	—
Reserve for returns	2,070,223	763,988	763,988	—
Reserve for obsolete inventory	3,030,306	1,118,294	1,118,294	—
Vacation accrual	252,117	93,040	93,040	—
Charitable contributions	988,611	364,833	9,964	354,869
Section 263A costs	212,794	78,529	78,529	—
Loss carry forward	7,096,270	2,618,784	690,746	1,928,038
Net deferred tax asset (liability)		$4,589,763	$2,668,747	$1,921,016

	November 30, 2012
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term (Liability)
Depreciation	$(1,028,273)	$(379,470)	$—	$(379,470)
Unrealized (gain) on investments	(55,863)	(20,616)	(20,616)	—
Reserve for bad debts	26,340	9,721	9,721	—
Reserve for returns	1,772,405	654,083	654,083	—
Reserve for obsolete inventory	671,609	247,849	247,849	—
Vacation accrual	323,470	119,372	119,372	—
Charitable contributions	722,555	266,649	126,852	139,797
Section 263A costs	285,129	105,223	105,223	—
Net deferred tax asset (liability)		$1,002,811	$1,242,484	$(239,673)

Income tax (benefit) expense is made up of the following components:

	November 30, 2013
	Federal	State & Local	Total
Current tax expense	—	93,270	93,270
Deferred tax (benefit) expense	(3,382,837)	(290,167)	(3,673,004)
	(3,382,837)	(196,897)	(3,579,734)

	November 30, 2012
	Federal	State & Local	Total
Current tax expense	2,033	20,907	22,940
Deferred tax expense	310,713	144,877	455,590
	312,746	165,784	478,530

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (continued)

	November 30, 2011
	Federal	State & Local	Total
Current tax expense	147,471	180,948	328,419
Deferred tax expense	59,776	73,346	133,122
	207,247	254,294	461,541

Prepaid and refundable income taxes are made up of the following components:

Prepaid and refundable income taxes	Federal	State & Local	Total
November 30, 2013	$337,532	$341,357	$678,889
November 30, 2012	$377,292	$367,885	$745,177
Income tax payable is made up of the following components:

Income Taxes Payable	Federal	State & Local	Total
November 30, 2013	$—	$—	$—
November 30, 2012	$—	$9,440	$9,440

A reconciliation of the (benefit from) provision for income taxes computed at the statutory rate to the effective rate for the three years ended November 30, 2013, 2012 and 2011 is as follows:

	2013		2012		2011
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
(Benefit from) provision for income taxes at federal statutory rate	$(3,322,814)	34.00%	$320,954	34.00%	$324,101	34.00%
Changes in (benefit) provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	(283,416)	2.90%	117,290	12.43%	104,465	10.96%
Non-deductible expenses and other adjustments	26,496	(0.27)%	40,286	4.26%	32,975	3.46%
(Benefit from) provision for income taxes at effective rate	$(3,579,734)	36.63%	$478,530	50.69%	$461,541	48.42%

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Leases
The Company currently occupies approximately 81,000 square feet of space used for warehousing and corporate offices. The Company signed a new lease for the premises beginning June 1, 2012 and expiring May 31,

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 - COMMITMENTS AND CONTINGENCIES (continued)

2022, with a renewal option for an additional five years. The annual rental for this space is $486,012, with an increase, pegged to the consumer price index, not to exceed 30% in any consecutive five year period. The lease requires the Company to pay for additional expenses (Common Area Maintenance “CAM”), which includes real estate taxes, common area expense, utility expense, repair and maintenance expense and insurance expense. CAM was estimated at $206,000 for the fiscal year ended November 30, 2013, and is estimated at $206,000 for future fiscal years during the term of the lease.
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
Rent expense for the years ended November 30, 2013, 2012 and 2011 was $691,950, $693,274, and $643,842, respectively.
In addition, the Company has entered into various property and equipment operating leases with expiration dates ranging through March 2019.
Future commitments under non-cancelable operating lease agreements having a remaining term in excess of one year for each of the next five (5) years and in the aggregate are as follows:

YEAR ENDING NOVEMBER 30,
2014	865,017
2015	845,386
2016	745,453
2017	709,817
2018 and thereafter	3,134,594
Royalty Agreements
In 1986, the Company entered into a license agreement with Alleghany Pharmacal Corporation (the “Alleghany Pharmacal License”). The license agreement, which is for the exclusive rights to Nutra, Nutra Nail, Hair Off, Properm and IPR-3 was amended in 2011. The Alleghany Pharmacal License agreement, as amended, requires the Company to pay a royalty rate of 2.5% on net sales of said licensed products, and a minimum royalty of $250,000 per annum. The Company incurred royalties totaling $286,946 for the fiscal year ended November 30, 2013.
In May of 1998, the Company entered into a License Agreement with Solar Sense, Inc. for the marketing of sun care products under trademark names. The Company’s License Agreement with Solar Sense, Inc. is for the exclusive use of the trademark names “Solar Sense” and “Kids Sense”, in connection with the commercial exploitation of sun care products. The Solar Sense License requires the Company to pay a royalty of 5% on net sales of said licensed products until $2 million total royalties are paid, at which time the royalty rate will be reduced to 1% for a period of twenty-five years. The royalty incurred to Solar Sense, Inc. under the License Agreement was $50,498 for the fiscal year ended November 30, 2013. Since the contract inception through November 30, 2013, the Company has paid a total of $797,477 in royalties to Solar Sense, Inc.
On May 18, 2004, The Company entered into a license agreement with Tea-Guard, Inc. to manufacture and distribute Mega -T Green Tea chewing gum and Mega -T Green Tea mints. The Company pays a royalty of 6% of net sales of all products sold under the license agreement. The license agreement was amended on March 31, 2009, granting the Company a non-exclusive license, with no minimum royalty required. The royalty rate of 6% of net sales will remain unchanged during the term, including any term renewals, of the amended license agreement until aggregate royalties of $10 million have been paid to Tea-Guard, Inc., at which point the royalty rate becomes 0%.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 - COMMITMENTS AND CONTINGENCIES (continued)

The Company incurred royalties of $14,944 to Tea-Guard, Inc. for the fiscal year ended November 30, 2013. Since the contract inception through November 30, 2013, the Company has paid a total of $577,622 to Tea-Guard, Inc.
Effective November 3, 2008, the Company entered into an agreement with Continental Quest Corp., to purchase certain trademarks and inventory relating to the Pain Bust R business for $285,106 paid at closing. In addition, the Company agreed to pay a royalty equal to 2% of net sales of all Pain Bust R products, which are topical analgesics, until an aggregate royalty of $1,250,000 is paid, at which time the royalty payments will cease. The Company incurred royalties of $7,507 to Continental Quest Corp. for the fiscal year ended November 30, 2013. Since the contract inception through November 30, 2013, the Company has paid a total of $64,321 in royalties to Continental Quest Corp.
On March 22, 2002, the Company entered into an agreement with Joann Bradvica, granting the Company an exclusive license to manufacture and sell an Earlobe Patch Support for Earrings. The agreement provided for a royalty of 10% of net sales of the licensed product. A new agreement was entered into and effective on June 8, 2009 at the same royalty rate, and provides for a minimum royalty of $40,000 for annual periods beginning July 1, 2009, in order to maintain the license. The Company incurred royalties of $66,793 to Joann Bradvica for the fiscal year ended November 30, 2013.
On October 21, 2010, the Company entered into an agreement with Hand Perfection, LLC and Ellen Sirot, granting the Company an exclusive license to manufacture and market a group of skin care creams under the trademark Hand Perfection, Foot Perfection and products utilizing the name “Ellen Sirot”. The agreement provides for a royalty of 7% of net sales of the licensed products. The Company incurred royalties of $35,570 to Hand Perfection, LLC for the fiscal year ended November 30, 2013.
The Company is not a party to any other license agreement that is currently material to its operations.
Consulting and Change of Control Agreements
The Company had executed Employment Contracts with David Edell, its former Chief Executive Officer and Ira Berman, former Corporate Secretary (the “Executives”). Mr. Edell remains as a director of the Company, and Mr. Berman was a director until August 4, 2011. The contracts for both are exactly the same. Employment under the contracts expired on December 31, 2010. Upon expiration of the employment term on December 31, 2010, the Executives became consultants to the Company for an ensuing five year term in accordance with the provisions of the agreement. For the consulting services provided, the Executives were each paid $724,727 in fiscal 2013, pursuant to the terms of their respective agreements. Under the provisions of the employment contracts, this amount will increase six (6%) percent per year for each successive year of the consulting term, which will expire on December 31, 2015.
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
NOTE 12 - COMMITMENTS AND CONTINGENCIES (continued)

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
Employment Agreements
On March 21, 2011, the compensation committee of the board of directors, acting on behalf of the Company, entered into an Employment Agreement (each, an “Employment Agreement”) with each of Stephen A. Heit and Drew Edell (each, an “Executive”). Pursuant to their respective Employment Agreements, Mr. Heit has been engaged to continue to serve as the Company’s Executive Vice President and Chief Financial Officer, and Mr. Drew Edell has been engaged to continue to serve as the Company’s Executive Vice President, Product Development and Production.
Mr. Drew Edell is the son of David Edell, who is a member of the Board of Directors of the Company and who has been serving as a consultant to the Company.
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
If the Company terminates the Executive for Cause (as defined in the respective Employment Agreement), or the Executive terminates his employment in a manner not considered to be for Good Reason (as defined in the respective Employment Agreement), the Executive shall be entitled to receive all base salary and other benefits earned and accrued prior to the date of termination. If the Company terminates the Executive in a manner that is not for Cause or due to the Executive’s death or disability, the Executive terminates his employment for Good Reason, or the Company does not renew the Employment Agreement after December 31, 2013, the Executive shall be entitled to receive a single-sum payment equal to his unpaid base salary and other benefits earned and accrued prior to the date of termination and a single-sum payment of an amount equal to three times (a) the average of the base salary amounts paid to Executive over the three calendar years prior to the date of termination, (b) if less than three years have elapsed between March 21, 2011 and the date of termination, the highest base salary paid to the Executive in any calendar year prior to the date of termination, or (c) if less than twelve months have elapsed between March 21, 2011 and the date of termination, the highest base salary received in any month times twelve. In addition, each Executive is entitled to the same benefits if the Executive terminates his employment with the Company in connection with a Change of Control (as defined in their respective Employment Agreements). Mr. Heit and Mr. Drew Edell's contracts were automatically renewed for 2014.
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
NOTE 12 - COMMITMENTS AND CONTINGENCIES (continued)

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

Equity Plans
On June 15, 2005, the shareholders approved an amended and Restated Stock Option Plan amending the 2003 Stock Option Plan (the “Plan”). The Plan authorizes the issuance of up to one million shares of common stock (subject to customary adjustments set forth in the plan) pursuant to equity awards, which may take the form of incentive stock options, nonqualified stock options restricted shares, stock appreciation rights and/or performance shares. There are no grants outstanding as of November 30, 2013, and no such grants were issued in fiscal 2013.

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
Employment Agreement Death Benefit
The Company announced on February 11, 2013 the death of Dunnan D. Edell, the Company's then President and Chief Executive Officer. Under the terms of Mr. Edell's employment agreement, his estate was entitled to a single sum payment equal to his base salary and a single sum payment equal to the value of the highest bonus earned in the one year period preceding the date of death, prorated for the number of days served in that fiscal year. Accordingly, the Company recorded a one-time expense of $359,726 which is reflected in selling, general and administrative expenses for the quarter ended February 28, 2013. The single sum was paid in the fiscal quarter ended May 31, 2013.
On July 18, 2013, the Company's Board of Directors approved the purchase and retirement of 47,758 of CCA Industries, Inc. common stock shares from the estate of Dunnan D. Edell in a private transaction for $3.25 per share. The closing price of the Company's common stock was $3.38 per share on the same date. On July 25, 2013 the Company paid $155,214 for the shares which were subsequently retired.

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
NOTE 12 - COMMITMENTS AND CONTINGENCIES (continued)

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
On October 22, 2012, the Board of Directors of the Company approved a $0.07 per share dividend for the fourth quarter ending November 30, 2012, payable to all shareholders as of November 6, 2012 and was paid on December 6, 2012.
On March 7, 2013, the Board of Directors of the Company approved a $0.07 per share dividend for the first quarter ending February 28, 2013, payable to all shareholders of record as of March 19, 2013 and was paid on April 19, 2013.
On July 18, 2013, the Board of Directors of the Company approved a $0.07 per share dividend for the second quarter ending May 31, 2013, payable to all shareholders of record as of August 2, 2013 and was paid on September 3, 2013.

NOTE 13 - CONCENTRATION OF RISK
Most of the Company’s products are sold to major drug and food chains merchandisers, and wholesale beauty-aids distributors throughout the United States and Canada.
During the fiscal years ended November 30, 2013, 2012 and 2011, certain customers each accounted for more than 5% of the Company’s net sales, as follows:

	For the Year Ended November 30,
Customer	2013	2012	2011
Walmart	43%	35%	36%
Walgreen	13%	12%	13%
CVS	*	9%	7%
Rite Aid	*	8%	5%
Foreign Sales	5.0%	4.5%	4.5%

*	under 5%
The loss of any one of these customers could have a material adverse affect on the Company’s earnings and financial position.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - CONCENTRATION OF RISK (continued)

During the fiscal years November 30, 2013, 2012 and 2011, certain products within the Company’s product lines accounted for more than 10% of the Company’s net sales as follows:

	For the Year Ended November 30,
Category	2013	2012	2011
Skin Care	35.2%	30.9%	31.2%
Dietary Supplement	15.5%	18.3%	26.0%
Oral Care	26.8%	20.3%	21.1%
Nail Care	18.0%	26.6%	14.5%

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

NOTE 14 - QUARTERLY RESULTS
The following financial data is a summary of the quarterly results of operations (unaudited) during and for the years ended November 30, 2013 and 2012:

	Three Months Ended
Fiscal 2013	Feb. 28	May 31	Aug. 31	Nov. 30
Net Sales	11,796,951	11,206,480	9,742,827	6,043,335
Total Revenue	11,799,649	11,262,212	9,734,911	6,056,615
Cost of Products Sold	5,530,303	5,504,363	5,060,168	6,182,324
Gross Profit (Loss)	6,266,648	5,702,117	4,682,659	(138,989)
Net (Loss)	(1,015,390)	(156,836)	(792,892)	(4,228,130)
(Loss) Per Share:
Basic	(0.14)	(0.02)	(0.11)	(0.60)
Diluted	(0.14)	(0.02)	(0.11)	(0.60)
During the fourth quarter of fiscal year 2013, the Company increased its inventory obsolescence reserve by $2,358,697, the majority of which was due to the Company's Gel Perfect Nail Care products.

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SUBSEQUENT EVENTS
On January 20, 2014, the Company announced that its Board of Directors has approved management’s plan to restructure the Company’s operations, and enter into a key business partnership with The Emerson Group, a premier sales and marketing company located in Wayne, Pennsylvania. As part of this change, the Company will outsource to Emerson certain sales and administrative functions. In addition, warehousing and shipping will be outsourced to and managed by Ozburn-Hessey Logistics "OHL", one of the largest integrated global supply chain management companies in the United States. The Company’s inventory will be moved to an OHL-managed facility in Indianapolis, Indiana. A key benefit of the outsourcing move is that it shifts a substantial portion of the Company’s current fixed costs into a variable cost structure moving forward which can ultimately help keep expenses in better alignment with any future revenue generated by its brands. This action could also potentially save the Company over $3,500,000 per year in overhead expenses over the course of the first twelve months based on performance of its brands in fiscal 2014. The Company anticipates completion of this restructuring, during the Company's second fiscal quarter of 2014 and that the effort will start to deliver substantial savings at that time. The Company estimates incurring costs related to the restructure of approximately $300,000 in the Company's first quarter of fiscal 2014.

NOTE 16 - (LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share is calculated using the average number of common shares outstanding. Diluted (loss) earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock method”.

	For the Year Ended November 30,
	2013	2012	2011
Net (loss) income available for common shareholders	$(6,193,248)	$465,452	$491,698
Weighted average common shares outstanding-Basic	7,037,694	7,054,442	7,054,442
Net effect of dilutive stock options	—	—	—
Weighted average common shares and common shares equivalents—Diluted	7,037,694	7,054,442	7,054,442
Basic (loss) earnings per share	$(0.88)	$0.07	$0.07
Diluted (loss) earnings per share	$(0.88)	$0.07	$0.07

CCA INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION ACCOUNTS
Years Ended November 30, 2013, 2012 and 2011:

COL. A	COL. B	COL. C	COL. D	COL. E
	Balance at Beginning Of Year	Additions Charged To Costs and Expenses	Deductions	Balance At End Of Year
Description
Year Ended November 30, 2013:
Allowance for cooperative advertising	$1,212,067	$1,862,856	$2,039,125	$1,035,798
Allowance for doubtful accounts	26,340	55,204	25,032	56,512
Reserve for returns and allowances	1,107,221	6,341,262	6,423,719	1,024,764
	$2,345,628	$8,259,322	$8,487,876	$2,117,074
Accrual for returns included in accrued liabilities	$665,185	$1,045,458	$665,224	$1,045,419
Accrual for cooperative advertising in accrued liabilities	$2,471,174	$3,218,259	$2,471,174	$3,218,259
Reserve for inventory obsolescence	$671,609	$2,903,499	$544,802	$3,030,306
Year Ended November 30, 2012:
Allowance for cooperative advertising	$1,561,215	$5,141,552	$5,490,700	$1,212,067
Allowance for doubtful accounts	53,191	(26,851)	—	26,340
Reserve for returns and allowances	944,642	4,701,867	4,539,288	1,107,221
	$2,559,048	$9,816,568	$10,029,988	$2,345,628
Accrual for returns included in accrued liabilities	$1,069,661	$—	$404,477	$665,185
Accrual for cooperative advertising in accrued liabilities	$2,015,217	$2,975,136	$2,519,179	$2,471,174
Reserve for inventory obsolescence	$892,226	$707,674	$928,291	$671,609
Year Ended November 30, 2011:
Allowance for cooperative advertising	$1,778,547	$8,503,422	$8,720,754	$1,561,215
Allowance for doubtful accounts	24,739	28,606	154	53,191
Reserve for returns and allowances	1,238,511	3,835,985	4,129,854	944,642
	3,041,797	12,368,013	12,850,762	2,559,048
Accrual for returns included in accrued liabilities	1,316,589	(246,928)	—	1,069,661
Accrual for cooperative advertising in accrued liabilities	1,610,236	1,822,527	1,417,546	2,015,217
Reserve for inventory obsolescence	1,372,798	462,131	942,703	892,226