Form 10-Q
period 2014-02-28
CCA INDUSTRIES INC
filed 2014-04-14
CIK 721447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 14, 2014 there were (i) 6,038,982 shares of the issuer’s common stock, par value $0.01, outstanding; and (ii) 967,702 shares of the issuer’s Class A common stock, par value $0.01, outstanding.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Part I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 28, 2014	November 30, 2013
ASSETS	(Unaudited)
Current assets:
Cash & cash equivalents	$2,731,126	$3,199,020
Short term investments & marketable securities	369,900	1,112,440
Accounts receivable, net of allowances of $828,067 and $1,081,278, respectively	5,265,058	5,473,452
Inventories, net of reserve for inventory obsolescence of $2,833,739 and $3,030,306, respectively	8,384,046	8,607,567
Prepaid expenses and sundry receivables	437,163	424,626
Prepaid and refundable income taxes	677,389	678,889
Deferred income taxes	3,529,778	2,668,747
Total Current Assets	21,394,460	22,164,741

Property and equipment, net of accumulated depreciation and amortization	1,411,919	1,489,799
Intangible assets, net of accumulated amortization	757,083	762,193
Deferred income taxes	1,835,564	1,921,016
Other	3,500	8,000
Total Assets	$25,402,526	$26,345,749

LIABILITIES AND CAPITAL
Current Liabilities:
Accounts payable & accrued liabilities	$9,631,454	$9,246,072
Capitalized lease obligations - current portion	7,244	7,116
Total current liabilities	9,638,698	9,253,188
Capitalized lease obligations	28,236	30,195
Total Liabilities	9,666,934	9,283,383

Shareholders' Equity:
Preferred stock, $1.00 par, authorized 20,000,000 none issued	—	—
Common stock, $.01 par, authorized 15,000,000 shares, issued and outstanding 6,038,982 and 6,038,982 shares, respectively	60,390	60,390
Class A common stock, $.01 par, authorized 5,000,000 shares, issued and outstanding 967,702 and 967,702 shares, respectively	9,677	9,677
Additional paid-in capital	2,331,749	2,329,049
Retained earnings	13,241,307	14,480,872
Unrealized gains on marketable securities	92,469	182,378
Total Shareholders' Equity	15,735,592	17,062,366
Total Liabilities and Shareholders' Equity	$25,402,526	$26,345,749
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended February 28,
	2014	2013
Revenues:
Sales of health and beauty aid products - net	$7,513,330	$11,796,951
Other income	236,922	2,698
Total Revenues	7,750,252	11,799,649
Costs and Expenses:
Cost of sales	4,306,641	5,530,303
Selling, general and administrative expenses	3,718,854	5,779,409
Advertising, cooperative and promotional expenses	1,038,900	2,025,103
Research and development	126,696	167,155
Bad debt expense (recovery)	(27,143)	(29,225)
Interest expense	615	24
Total Costs and Expenses	9,164,563	13,472,769
Restructuring Costs	547,047	—
Total Costs and Expenses	9,711,610	13,472,769
(Loss) Income before (Benefit from) Provision for Income Taxes	(1,961,358)	(1,673,120)
(Benefit from) provision for income taxes	(721,793)	(657,730)
Net (Loss) Income	$(1,239,565)	$(1,015,390)

(Loss) Earnings per Share:
Basic	$(0.18)	$(0.14)
Diluted	$(0.18)	$(0.14)
Weighted Average Common Shares Outstanding
Basic	7,006,684	7,054,442
Diluted	7,006,684	7,054,442
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(UNAUDITED)

	Three Months Ended February 28,
	2014	2013
Net (Loss) Income	$(1,239,565)	$(1,015,390)
Other Comprehensive (Loss) Income
Unrealized Gain (Loss) on Securities:
Unrealized holding gain (loss) arising during the period, net of tax	2,233	49,404
Less: reclassification adjustment for loss (gain) included in net (loss) income, net of tax	(92,142)	—
Comprehensive (Loss) Income (Note 3, Note 11)	$(1,329,474)	$(965,986)
Unrealized holding gain for the quarters ended February 28, 2014 and 2013 is net of deferred tax (expense) from unrealized gain of $(1,315) and $(28,895), respectively.
The reclassification adjustment for (gain) for the quarter ended February 28, 2014 and 2013 is net of a deferred tax (expense) of $(53,901) and $0, respectively.

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended February 28,
	2014	2013
Cash Flows from Operating Activities:
Net Loss	$(1,239,565)	$(1,015,390)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	86,498	71,943
Change in allowance for bad debts	(27,143)	(29,225)
Deferred compensation	2,700	—
(Gain) on sale of securities	(146,025)	—
Deferred income taxes	(722,993)	(658,282)
Change in Operating Assets & Liabilities:
Decrease (increase) in accounts receivable	235,537	(1,222,109)
Decrease (increase) in inventory	223,521	(570,250)
Decrease in insurance claim receivable	—	800,000
(Increase) in prepaid expenses and other receivables	(12,537)	(36,903)
Decrease (increase) in prepaid income and refundable income tax	1,500	(28,260)
Decrease in other assets	4,500	4,472
Decrease (increase) in accounts payable and accrued liabilities	385,381	(197,591)
(Decrease) in income taxes payable	—	(9,440)
Net Cash Used in Operating Activities	(1,208,626)	(2,891,035)
Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(3,509)	(395,551)
Proceeds from sale of property, plant and equipment	—	—
Purchase of intangible assets	—	—
Purchase of marketable securities	—	(153,000)
Proceeds from sale and maturity of investments	746,071	400,000
Net Cash Provided by (used in) Investing Activities	742,562	(148,551)
Cash Flows from Financing Activities:
Increase in capital lease obligation	—	—
Payments for capital lease obligations	(1,830)	(1,176)
Purchase of Company stock and retirement	—	—
Dividends paid	—	(493,811)
Net Cash (Used in) Financing Activities	(1,830)	(494,987)
Net (Decrease) in Cash	(467,894)	(3,534,573)
Cash and Cash Equivalents at Beginning of Period	3,199,020	9,828,681
Cash and Cash Equivalents at End of Period	$2,731,126	$6,294,108
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$615	$24
Income taxes	$500	$39,700

See Notes to Consolidated Financial Statements

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three month period ended February 28, 2014 are not necessarily indicative of the results that may be expected for the entire year ended November 30, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2013. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

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
Short-Term Investments and Marketable Securities:
Short-term investments and marketable securities consist of limited partnerships and equity securities. The Company has classified its investments as Available-for-Sale securities. Accordingly, such investments are reported at fair market value, with the resultant unrealized gains and losses reported as a separate component of shareholders' equity. Fair value for Available-for-Sale securities is determined by reference to quoted market prices or other relevant information.
Accounts Receivable:
Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowance for cooperative advertising and reserves for returns which are anticipated to be taken as credits against the balances as of February 28, 2014. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.
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
Long-Lived Assets:
Long-lived assets are assets in which the Company has an economic benefit for longer than twelve months from the date of the financial statement. Long-lived assets include property and equipment, intangible assets and other assets. The Company evaluates impairment losses on long-lived assets used in operations when events and circumstances indicate that the asset might be impaired. If the review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to its fair value. Fair value will be determined based on discounted cash flows or appraisals. Impairments are recorded in the statement of operations as part of selling, general and administrative expenses. No impairments were recorded in the three months ended February 28, 2014 and 2013.
Financial Instruments:
The carrying value of the short-term investments are recorded at fair value based on quoted market prices. The carrying value of the other assets and liabilities considered financial instruments approximate their respective fair value due to the short-term nature of the investment.
Revenue Recognition: (See also Cooperative Advertising)
The Company recognizes sales in accordance with ASC Topic 605 “Revenue Recognition”. Revenue is recognized upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Included in sales incentives are coupons that the Company issues that are redeemed by its customers. Redemptions are handled by a coupon national clearing house. The Company also has estimated that there is an approximate six week lag in coupon redemptions, with the estimated cost recorded as an accrued liability. Although no legal right of return exists between the customer and the Company, returns, including return of unsold products, are accepted if it is in the best interests of the Company's relationship with the customer. The Company, therefore, records a reserve for returns based on the historical returns as a percentage of sales in the five preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances. Those returns which are anticipated to be taken as credits against the balances as of February 28, 2014

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Changes in the estimated coupon reserve and sales return reserve are recorded to Sales of health and beauty aid products - net, in the Consolidated Statement of Operations.
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
Shipping Costs:
The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. For the three months ended February 28, 2014 and 2013 included in selling, general and administrative expenses are shipping costs of $453,507 and $761,381, respectively.
Advertising Costs:
The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the three months ended February 28, 2014 and 2013 were $1,038,900 and $2,025,103 , respectively.
Research and Development Costs:
The Company's policy for financial reporting is to charge research and development costs to expense as incurred. Research and development costs for the three months ended February 28, 2014 and 2013 were $126,696 and $167,155, respectively.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized. Management has estimated that it will utilize the entire deferred tax asset in future years based on anticipated future profitability which is contingent on the successful realization of anticipated cost savings associated with the outsourcing of many functions to The Emerson Group, the substantial reduction in personnel and a reduction in other expenses.  However, anticipated future profitability may be impacted if the Company’s sales decrease from current levels or due to other factors discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014 as supplemented in this Form 10-Q. The portion that management expects to utilize in fiscal 2014 is recorded as a short term asset, and the portion that management expects to utilize in fiscal years subsequent to fiscal 2014 is recorded as a long term asset. (See NOTE 14 - Restructuring for further detail).

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of February 28, 2014 and February 28, 2013. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
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
Stock Options:
ASC Topic 718, “Stock Compensation,” requires stock grants to employees to be recognized in the consolidated statement of operations based on their fair values. The Company issued 100,000 stock options to Richard Kornhauser, the Company's President and Chief Executive Officer on February 1, 2014. As a result, $2,700 was recorded as a deferred compensation expense in the first quarter of fiscal 2014 and additional paid-in capital was increased by the same amount.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
Short-term investments and marketable securities, which consist of limited partnerships and common stock , are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold within the ensuing twelve months. The cost and market values of the investments at February 28, 2014 and November 30, 2013 were as follows:

	February 28, 2014		November 30, 2013
	COST	MARKET	COST	MARKET
Current:
Limited partnership	223,348	369,900	223,348	354,050
Common stock	—	—	600,046	758,390
Total Current	$223,348	$369,900	$823,394	$1,112,440
As of February 28, 2014, the Company had total unrealized gains on its investments of $146,552. This amount was reduced by a deferred tax expense of $54,083 of which a deferred tax benefit of $52,586 was recorded in the current fiscal year and expense of $106,669 was recorded in prior fiscal years. None of the unrealized losses have been deemed to be other-than-temporary impairments.
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

	February 28,	Quoted Market Price in Active Markets	Significant Other Observable Inputs
Description	2014	(Level 1)	(Level 2)
Limited partnership	369,900	369,900	—
Total	$369,900	$369,900	$—

	November 30,	Quoted Market Price in Active Markets	Significant Other Observable Inputs
Description	2013	(Level 1)	(Level 2)
Limited partnership	354,050	354,050	—
Common stock	758,390	758,390	—
Total	$1,112,440	$1,112,440	$—

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVENTORIES
The components of inventory consist of the following:

	February 28, 2014	November 30, 2013
Raw materials	$5,917,170	$5,948,457
Finished goods	2,466,876	2,659,110
	$8,384,046	$8,607,567
At February 28, 2014 and November 30, 2013, the Company had a reserve for obsolescence of $2,833,739 and $3,030,306, respectively.

NOTE 6 - PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	February 28, 2014	November 30, 2013
Machinery and equipment	$156,810	$156,810
Furniture and equipment	771,988	771,988
Tools, dies and masters	497,675	494,166
Transportation equipment	44,076	44,076
Capitalized lease obligations	62,140	62,140
Web Site	20,000	20,000
Leasehold improvements	1,090,798	1,090,798
	$2,643,487	$2,639,978
Less: Accumulated depreciation	1,231,568	1,150,179
Property and Equipment—Net	$1,411,919	$1,489,799
Depreciation expense for the three months ended February 28, 2014 and 2013 amounted to $81,389, and $66,827, respectively.

NOTE 7 - INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for eleven product lines.

	February 28, 2014	November 30, 2013
Patents and trademarks	$932,896	$932,896
Less: Accumulated amortization	175,813	170,703
Intangible Assets - Net	$757,083	$762,193

Amortization expense for the three months ended February 28, 2014 and 2013, was $5,110 and $5,116, respectively. Estimated amortization expenses for the years ending November 30, 2014, 2015, 2016, 2017 and 2018 are $20,439, $20,421, $20,421, $20,421 and $421, respectively.

NOTE 8 - ACCRUED EXPENSES
The following items which exceeded 5% of total current liabilities are included in accrued expenses as of:

	February 28, 2014	November 30, 2013
Co-operative advertising	$3,419,879	$3,218,259
Accrued returns	$1,194,885	$1,045,458

NOTE 9 - OTHER INCOME
Other income consists of the following:

	Three Months Ended February 28,
	2014	2013
Interest income	$174	$11,851
Dividend Income	7,938	—
Realized (loss) gain on sale of securities	146,528	(9,522)
Royalty income	3,000	—
Miscellaneous	79,282	369
Total Other income	$236,922	$2,698
NOTE 10 - 401(K) PLAN
The Company has a 401(K) Profit Sharing Plan for both union and non-union employees. The union plan requires one year of service and the non-union plan requires six months of service in order to be eligible to participate. Employees for both plans must be 21 years or older to participate. Employees may make salary reduction contributions up to 25% of compensation not to exceed the federal government limits. The Plan allows for the Company to make discretionary contributions. For all periods to date, the Company did not make any contributions.
NOTE 11 - INCOME TAXES
CCA and its subsidiaries file a consolidated federal income tax return.
The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of February 28, 2014 and February 28, 2013. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (continued)

positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were penalties and related interest of $669 and $24 for the three months ended February 28, 2014, and 2013,respectively. Penalties are recorded in selling, general and administrative expenses.
As of February 28, 2014, the Company had unrealized gain on its investments of $146,552. This amount was reduced by a deferred tax expense of $54,083. The deferred tax expense for three months ended February 28, 2014 has been recorded as part of the deferred tax asset, and offset against the unrealized gains on marketable securities reported on the consolidated balance sheet. The charitable contributions portion of the deferred tax asset has $357,649 that has been reclassified as a long-term asset, based on an estimate of the amount that will be realizable in periods greater than twelve months from February 28, 2014.

At February 28, 2014 and November 30, 2012, respectively, the Company had temporary differences arising from the following:

	February 28, 2014
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term Asset
Depreciation	$(984,890)	$(363,460)	$—	$(363,460)
Unrealized (gain) on investments	(146,552)	(54,083)	(54,083)	—
Reserve for bad debts	28,880	10,658	10,658	—
Reserve for returns	1,994,072	735,885	735,885	—
Reserve for obsolete inventory	2,833,739	1,045,754	1,045,754	—
Vacation accrual	173,513	64,033	64,033	—
Charitable contributions	996,145	367,613	9,964	357,649
Section 263A costs	207,268	76,490	76,490	—
Loss carry forward	9,436,602	3,482,452	1,641,077	1,841,375
Net deferred tax asset (liability)		$5,365,342	$3,529,778	$1,835,564

	November 30, 2013
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term (Liability)
Depreciation	$(980,638)	$(361,891)	$—	$(361,891)
Unrealized (gain) on investments	(289,021)	(106,669)	(106,669)	—
Reserve for bad debts	56,513	20,855	20,855	—
Reserve for returns	2,070,223	763,988	763,988	—
Reserve for obsolete inventory	3,030,306	1,118,294	1,118,294	—
Vacation accrual	252,117	93,040	93,040	—
Charitable contributions	988,611	364,833	9,964	354,869
Section 263A costs	212,794	78,529	78,529	—
Loss carry forward	7,096,270	2,618,784	690,746	$1,928,038
Net deferred tax asset (liability)		$4,589,763	$2,668,747	$1,921,016

Income tax (benefit) expense is made up of the following components:

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (continued)

	Three Months Ended
	February 28, 2014	February 28, 2013
Current tax - Federal	$—	$—
Current tax - State & Local	1,200	552
Deferred tax	(722,993)	(658,282)
Total tax	$(721,793)	$(657,730)

Prepaid and refundable income taxes are made up of the following components:

Prepaid and refundable income taxes	Federal	State & Local	Total
February 28, 2014	$337,532	$339,857	$677,389
November 30, 2013	$337,532	$341,357	$678,889

A reconciliation of the (benefit from) provision for income taxes computed at the statutory rate to the effective rate for the three months ended February 28, 2014, and February 28, 2013 is as follows:

	Three Months Ended		Three Months Ended
	February 28, 2014		February 28, 2013
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
(Benefit from) provision for income taxes at federal statutory rate	$(666,862)	34.00%	$(568,861)	34.00%
Changes in (benefit) provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	(56,879)	2.90%	(48,520)	2.90%
Non-deductible expenses and other adjustments	1,948	(0.10)%	(40,349)	2.41%
(Benefit from) provision for income taxes at effective rate	$(721,793)	36.80%	$(657,730)	39.31%

NOTE 12 - STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted ASC Topic 718, "Stock Compensation" which requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the financial statements. On February 1, 2014, the Company granted incentive stock options for 100,000 shares to Richard Kornhauser, its President and Chief Executive Officer at $3.40 per share. The closing price of the Company's stock on the date of the grant was $3.04 per share. The options vest in equal 20% increments commencing on October 17, 2014, and for each of the four subsequent anniversaries of such date. The options expire on January 31, 2019. The Company has estimated the fair value of the options granted to be $114,000 as of the grant date, which amount shall be amortized as an expense over a five year period. Accordingly, the Company recorded a charge against earnings in the amount of $2,700 during the quarter ended February 28, 2014.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - (LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share is calculated using the average number of common shares outstanding. Diluted (loss) earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock method”.

	For Three Months Ended February 28,
	2014	2013
Net (loss) income available for common shareholders	$(1,239,565)	$(1,015,390)
Weighted average common shares outstanding-Basic	7,006,684	7,054,442
Net effect of dilutive stock options	—	—
Weighted average common shares and common shares equivalents—Diluted	7,006,684	7,054,442
Basic (loss) earnings per share	$(0.18)	$(0.14)
Diluted (loss) earnings per share	$(0.18)	$(0.14)

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RESTRUCTURING
On January 20, 2014, the Company announced that its Board of Directors has approved management’s plan to restructure the Company’s operations, and enter into a key business partnership with The Emerson Group, a premier sales and marketing company located in Wayne, Pennsylvania. As part of this change, the Company has outsourced to Emerson certain sales and administrative functions effective February 1, 2014. In addition, warehousing and shipping was outsourced to Ozburn-Hessey Logistics "OHL", one of the largest integrated global supply chain management companies in the United States. The Company’s inventory was moved to an OHL-managed facility in Indianapolis, Indiana and shipping commenced from there as of the week of February 3, 2014. A key benefit of the outsourcing move is that it shifted a substantial portion of the Company’s current fixed costs into a variable cost structure moving forward which can ultimately help keep expenses in better alignment with any future revenue generated by its brands. This action could also potentially save the Company over $3,500,000 per year in overhead expenses over the course of the first twelve months following the effective date of the outsourcing transition based on performance of its brands in fiscal 2014. As a result of the outsourcing, the Company will have reduced its work force from 97 to 44 employees. The reduction began as of February 1, 2014, with personnel leaving through May 2014. The Company has estimated that it will incur severance costs related to the reduction in work force of $547,047, which it has recorded as a charge against the quarter ended February 28, 2014. As of February 28, 2014, the Company had paid $59,952 in severance costs, with the balance of $487,095 to be paid during the second quarter of fiscal 2014.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements Regarding Forward-Looking Statements

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, liquidity, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters. Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate”, “estimate”, “expect”, “believe”, “will likely result”, “should”, “outlook”, “plan” “project” and other words and expressions of similar meaning. No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all forward-looking statements whenever they appear in this report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. In addition to the information in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and risks and uncertainties included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2013 and other periodic reports filed with the United States Securities and Exchange Commission.
Overview
Net loss for the quarter ended February 28, 2014 was $1,239,565 compared to net loss of $1,015,390 for the quarter ended February 28, 2013. The loss per share, basic and fully diluted was $0.18 for the quarter ended February 28, 2014 compared to loss per share, basic and fully diluted of $0.14 for the quarter ended February 28, 2013. As of February 28, 2014 the Company had $21,394,460 in current assets and $9,638,698 in current liabilities. The Company does not have any loan or line of credit bank debt.
On September 26, 2013, the Company began executing a reduction in work force to reduce overhead and on January 20, 2014, the Company announced that its Board of Directors approved management’s plan to restructure the Company’s operations, and enter into a key business partnership with The Emerson Group, a premier sales and marketing company located in Wayne, Pennsylvania. As part of this change, the Company outsourced to The Emerson Group certain sales and administrative functions effective February 1, 2014. In addition, warehousing and shipping was outsourced to Ozburn-Hessey Logistics "OHL", one of the largest integrated global supply chain management companies in the United States. The Company’s inventory was moved to an OHL-managed facility in Indianapolis, Indiana, and shipping commenced from there the week of February 3, 2014. A key benefit of the outsourcing move is that it shifts a substantial portion of the Company’s current fixed costs into a variable cost structure moving forward which can ultimately help keep expenses in better alignment with any future revenue generated by its brands. This action could also potentially save the Company over $3,500,000 per year in overhead expenses over the course of the first twelve months following the effective date of the outsourcing arrangement based on performance of its brands in fiscal 2014.
The Company anticipates completion of this restructuring, which includes our outsourcing arrangement and reduction in work force, during the Company's second fiscal quarter of 2014 and that the restructuring will start to deliver substantial savings at that time. The Company estimates incurring costs related to the reduction in work force of $547,047 in the Company's first quarter of fiscal 2014.

Emerson Outsourcing Agreement

On January 20, 2014, we entered into a Sales Representation Agreement (the “Sales Agreement”) with S. Emerson Group, Inc. and an Outsourcing Services Agreement with Emerson Healthcare, LLC (the “Services Agreement”), each of which became effective February 1, 2014. Under the Sales Agreement, the Company appointed S. Emerson as its non-exclusive sales representative to carry out all the Company’s selling functions with the retail trade within the United States, including sales, marketing and promotion planning services. The initial term of the Sales Agreement is six months followed by successive six month automatic renewal terms unless six months’ prior written notice of non-renewal is provided by either party. The Sales Agreement may be terminated by either party upon six months’ prior written notice to the other party, and the Company may terminate the agreement upon less than six months’ notice subject to payment of a specified termination fee. As consideration for the services rendered under the Sales Agreement, Emerson will receive monthly commissions equal to a specified percentage of net sales of our products and will be responsible for a pro rata portion of certain Emerson expenses associated with this representation.

Under the Services Agreement, Emerson will provide all order processing, customer service, warehousing of inventory, shipping, logistics management, invoicing and collection of receivables on behalf of the Company. The initial term of the Services Agreement is six months followed by successive six month automatic renewal terms unless six months’ prior written notice of non-renewal is provided by either party. The Services Agreement may be terminated by either party upon six months’ prior written notice to the other party, and after the initial term, the Company may terminate the agreement upon less than six months’ notice subject to payment of a specified termination fee. As consideration for the services rendered under the Services Agreement, Emerson will be entitled to receive a monthly fee equal to a specified percentage of the gross sales of our products under the agreement. In addition, scheduled fees will be payable to Emerson for freight, warehousing (storage and labor) and other itemized services rendered at Emerson’s warehouse, logistics terminal and shipping facility.
Operating Results for the Three Months Ended February 28, 2014
For the three months ended February 28, 2014, the Company had revenues of $7,750,252 and net loss of $1,239,565 after a benefit from income taxes of $721,793. For the same period of 2013, the Company had revenues of $11,799,649, and net loss of $1,015,390, after a tax benefit $657,730. Other income increased to $236,922 for the first quarter 2014 as compared to $2,698 for the first quarter 2013. The increase was primarily due to realized gain on sales of investments of $146,528 for first quarter 2014 compared to a realized gain on sales of investments of $9,522 in fiscal 2013. The basic and fully diluted loss per share for the first quarter 2014 was $0.18 as compared to basic and fully diluted loss per share of $0.14 for the first quarter 2013. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the first quarter of fiscal 2014 were reduced by $910,899 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense.

In the same period of the prior year, net sales were reduced by $1,527,950 and trade promotion was offset by an equal reduction of that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income.
The Company’s net sales of health and beauty aid products decreased $4,283,621 to $7,513,330 for the three month period ended February 28, 2014 from $11,796,951 for the three month period ended February 28, 2013, a decrease of 36.3%. Gross sales were primarily impacted by decreases in certain product slaes as discussed below and the transition to the outsourcing structure. The Company's customers were instructed to send all orders to The Emerson Group as of February 1, 2014 rather than to the Company. However some retailers were slow to make the transition, and as a result, orders were not placed. As of February 28, 2014, almost all retailers had transitioned their orders to The Emerson Group, and the normal order flow has resumed. In addition, the Company experienced low inventory on certain high velocity items which impacted first quarter sales. The low inventory problem has now been corrected. Sales returns and allowances, not including sales incentives, were 17.7% of gross sales or $1,859,021 for the three month period ended February 28, 2014 as compared to 12.2% or $1,884,206 for the same period last year. Sales incentives consist of co-operative advertising with the Company’s retail partners and coupons. The amount of co-operative advertising included in sales incentives decreased by $633,160 to $1,145,504 in the first quarter 2014 as compared to $1,778,664 in the same period in 2013. The cost of the coupons issued by the Company was $234,605 for the first quarter 2014 as compared to $250,714 for the same period in 2013. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.
The Company’s net sales, by category, for the first quarter 2014 as compared to the first quarter 2013 were:

	Three Months Ended February 28,
	2014		2013
Category	Net Sales		Net Sales
Skin Care	$2,605,922	34.7%	$3,546,652	30.0%
Oral Care	2,338,195	31.2%	2,512,008	21.3%
Dietary Supplement	1,174,633	15.6%	1,717,269	14.6%
Nail Care	938,506	12.5%	3,696,481	31.3%
Fragrance	276,760	3.7%	66,246	0.6%
Miscellaneous	113,645	1.5%	179,199	1.5%
Analgesic	54,249	0.7%	65,936	0.6%
Hair	11,420	0.1%	13,160	0.1%
	$7,513,330	100.0%	$11,796,951	100.0%
Net sales were affected by the following factors:

•
Gross sales of skin care products decreased $1,128,268 or 26.2% for three months ended February 28, 2014, as compared to the same period in 2013, primarily due to discontinued items and inventory out of stocks problems that has now been corrected. Returns of skin care products decreased $74,862 or 18.4% for three months ended February 28, 2014 as compared to the same period in 2013, commensurate with lower sales and returns of discontinued products.

•
Gross sales of oral care products decreased $230,564 or 7.9% for the three months ended February 28, 2014 as compared to the same period in fiscal 2013 mainly due to inventory out of stock problems that have now been corrected. Returns of oral care products increased 20.9% for three months ended February 28, 2014 as compared to the same period in 2013 due to returns of discontinued products.

•
Gross sales of the Company’s diet products decreased $286,915, or 13.4% for three months ended February 28, 2014 as compared to the same period in 2013. In addition, returns increased 56.0% as a result of discontinued products. The Company is launching three new Mega-T products in fiscal 2014.

•
Gross sales of the Company's nail care products decreased $3,383,714 or 59.9% for three months ended February 28, 2014, as compared to the same period in 2013. The decrease was mainly due to Gel Perfect gross sales which declined $3,267,145 for the three months ended February 28, 2014 as compared to the same period in 2013. Gross sales were lower due to decreased distribution of Gel Perfect as a result of an overall decline in the gel nail polish category. The Company expects that gross sales will decline further during fiscal 2014. Returns of nail care products, primarily Gel Perfect, decreased $625,220 for three months ended February 28, 2014 as compared to 2013. Returns were primarily of Gel Perfect products discontinued at retail.

Gross profit margins decreased to 42.7% for the three months ended February 28, 2014 from 53.1% for the same period in 2013. The decrease was primarily due to increases in product returns and allowances, not including sales incentives, which were 17.7% of gross sales in fiscal 2014 as compared to 12.2% of gross sales for same period in 2013; as well as increases in the cost of sales. The total cost of sales as a percentage of gross sales increased to 40.95% in fiscal 2014 as compared to 35.77% in fiscal 2013. The increase in the cost of sales percentage was mainly due to the closeout sales of discontinued Gel Perfect inventory.
Selling, general and administrative expenses for the three months ended February 28, 2014 were $3,718,854 as compared to $5,779,409 for the three months ended February 28, 2013, a decrease of $2,060,555. The following factors contributed to the decrease:

•	Royalty costs decreased $52,651 in the first quarter of fiscal 2014 as compared to the same period in fiscal 2013 reflecting the decline in sales.

•
Shipping costs decreased $307,874 in the first quarter of fiscal 2014 as compared to the same period in fiscal 2013. The decrease was due to decreased sales as well the outsourcing of logistics to OHL. The cost of shipping to the Company's customers prior to The Emerson Group outsourcing transaction, averaged approximately 4.8% of gross sales while the OHL shipping costs are estimated to average 1.6% of gross sales.

•
Personnel costs decreased $1,251,222 in the first quarter of fiscal 2014 as compared to the same period in fiscal 2013 due to the reduction in work force implemented as a result of the outsourcing plan, as well as a reduction in work force that took place in the fourth quarter of fiscal 2013.

•	Legal and accounting related costs decreased $32,361 in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013.

•	Travel, meals and entertainment expenses decreased $62,406 in the first quarter of fiscal 2014 as compared to the same period in fiscal 2013 as a result of the decrease in personnel.

•
Consulting and related costs decreased $96,321 in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013. The decrease was due to the termination of most consulting contracts in the second quarter of fiscal 2013.

•	The balance of the increase or decrease in expenses comprised a number of smaller expense categories.
Advertising, cooperative and promotions expenses for the three months ended February 28, 2014 were $1,038,900 as compared to $2,025,103 for the three months ended February 28, 2013. The decreased expense of $986,203 was comprised of:

•	A decrease in media, trade advertising and related expenses of $925,094.

•	A decrease in co-operative advertising that is recorded as a sales expense of $61,109.
The Company has planned a substantial decrease in cooperative advertising and promotion expense for fiscal 2014, with a large part of the savings reallocated for media spending. The Company is planning a substantial increase to its media advertising expense, beginning in the second quarter of fiscal 2014, with a television advertising campaign focusing on its key brands. The Company’s advertising expense changes from year to year based on the timing of the Company’s promotions.
The loss before benefit from income taxes was $1,961,358 for the quarter ended February 28, 2014, as compared to the loss before benefit from income taxes of $1,673,120 for the quarter ended February 28, 2013.
The effective tax provision for the first quarter of fiscal 2014 was a tax benefit of 36.8% of the net loss before tax as compared to a tax benefit of 39.3% of the net loss before tax for the same period in fiscal 2013. As of February

28, 2014, the Company has unrealized gains on its investments of $146,050 which, if realized, would have a tax expense of $54,083.
Comprehensive losses were $1,329,474 for the quarter ended February 28, 2014 as compared to comprehensive losses of $965,986 for the quarter ended February 28, 2013. The comprehensive loss for the quarter ended February 28, 2014 reflects the Company’s net loss of $1,239,565 together with other comprehensive losses consisting of unrealized gains less reclassification adjustments, net of income tax benefits, of $89,909. The other comprehensive loss is as a result of the loss in the market value of the Company’s investments. Further information regarding the Company’s investments can be found in Note 3 of the consolidated financial statements.
Super Storm Sandy
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

Financial Position as of February 28, 2014
As of February 28, 2014, the Company had working capital of $11,755,762 as compared to $12,911,553 as of the year ended November 30, 2013. The ratio of total current assets to current liabilities is 2.2 to 1 as of February 28, 2014, as compared to a ratio of 2.4 to 1 as of November 30, 2013. The Company’s cash position and short-term investments at February 28, 2014 were $3,101,026, versus $4,311,460 as of November 30, 2013. The Company had no non-current or long-term investments as of February 28, 2014 and as of November 30, 2013. The Company paid no cash dividends during fiscal 2014 year to date . As of February 28, 2014, there were no dividends declared but not paid. The investment securities the Company purchased are all classified as “Available for Sale Securities”, and are reported at fair market value as of February 28, 2014, with the resultant unrealized gains or losses reported as a separate component of shareholders’ equity. Due to the current securities market conditions, the Company cannot ascertain the risk of any future change in market value. Our investments include corporate obligations, limited partnership, common stock and fixed income in order to decrease the risk due to any specific concentrations.
Accounts receivable as of February 28, 2014 and as of November 30, 2013 were $5,265,058 and $5,473,452, respectively. Included in net accounts receivable are an allowance for doubtful accounts, a reserve for returns and allowances and a reduction based on an estimate of cooperative advertising that will be taken as credit against payments. The allowance for doubtful accounts was $27,633 and $56,513 for February 28, 2014 and November 30, 2013, respectively. The allowance for doubtful accounts is a combination of specific and general reserve amounts relating to accounts receivable. The general reserve is calculated based on historical percentages applied to aged accounts receivable and the specific reserve is established and revised based on individual customer circumstances.
The reserve for returns and allowances is based on the historical returns as a percentage of sales in the five preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances. This allowance decreased to $1,994,072 as of February 28, 2014 from $2,070,223 as of November 30, 2013. Of this amount, allowances and reserves of $1,194,885, which are anticipated to be deducted from future invoices, are included in accrued liabilities.
Gross receivables were further reduced by $903,470 as of February 28, 2014, which was reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against payments. In addition, accrued liabilities include $3,419,879, which is an estimate of co-operative advertising expense which are anticipated to be deducted from future invoices rather than current accounts receivable.
Inventories were $8,384,046 and $8,607,567, as of February 28, 2014 and November 30, 2013, respectively. The Company expects that the inventory will increase in the second quarter of fiscal 2014 to ensure that there is a proper level of safety stock in order to prevent any customer orders being shipped short. The reserve for inventory obsolescence is based on a detailed analysis of inventory movement. The inventory obsolescence reserve decreased to $2,833,739 as of February 28, 2014 from $3,030,306 as of November 30, 2013. This decrease was primarily due to the disposal of obsolete inventory during the first quarter of fiscal 2014. Changes to the inventory obsolescence reserves are recorded as an increase or decrease to the cost of sales.
Prepaid expenses and sundry receivables increased to $437,163 as of February 28, 2014 from $424,626 as of November 30, 2013. The increase was in the ordinary course of business.
Prepaid and refundable income taxes decreased to $677,389 as of February 28, 2014, from $678,889 as of November 30, 2013 due to the recording of minimum state income tax expense.
The amount of deferred income tax reflected as a current asset increased to $3,529,778 as of February 28, 2014 from $2,668,747 as of November 30, 2013. The $861,031 increase was primarily due to the Company's net operating losses during the first quarter of fiscal 2014. The amount of deferred income tax recorded as a non-current asset was $1,835,564 as of February 28, 2014. Deferred taxes that the Company estimates will be realized in periods beyond the next twelve months are recorded as a non-current asset.
The Company’s investment in property and equipment consisted mostly of leasehold improvements, office furniture and equipment, and computer hardware and software to accommodate our personnel in addition to tools and dies used in the manufacturing process. The Company acquired $3,509 of additional property and equipment during the first quarter of fiscal 2014 primarily to replace damaged property from Super Storm Sandy.
Current liabilities are $9,638,698 and $9,253,188, as of February 28, 2014 and November 30, 2013 respectively. Current liabilities at February 28, 2014 consisted of accounts payable, accrued liabilities and short-term capital lease obligations. As of February 28, 2014, there was $4,323,349 of open cooperative advertising commitments, of which $742,932 is from 2014, $2,102,436 is from 2013, $847,557 is from 2012, $622,505 is from 2011, and $7,919 is from 2010. Of the total amount of $4,323,349, $903,470 is reflected as a reduction of gross accounts receivables, and $3,419,879 is recorded as an accrued expense. Cooperative advertising is advertising that is run by the retailers in which the Company shares in part of the cost. If it becomes apparent that this cooperative advertising was not utilized, the unclaimed cooperative advertising will be offset against the expense during the fiscal year in which it is determined that it did not run. This procedure is consistent with the prior year’s methodology with regard to the accrual of unsupported cooperative advertising commitments.
The Company’s long-term obligations are for a portion of its capitalized leases, which is for certain office and warehouse equipment. The capitalized lease obligation liability decreased to $28,236 as of February 28, 2014 as compared to $30,195 as of November 30, 2013.
Stockholders’ equity decreased to $15,735,592 as of February 28, 2014 from $17,062,366 as of November 30, 2013. The decrease was due to decreases in retained earnings as a result of the net loss of $1,239,565 in the first quarter of fiscal 2014 and a decrease in unrealized gains on marketable securities. Unrealized gains or losses reflect the difference between the cost and market price of the Company’s marketable securities as of the date of the financial statements, net of any tax expense or benefit. See Note 4 of the consolidated financial statements for further information regarding the Company’s marketable securities. The Company issued 100,000 stock options to Richard Kornhauser, the Company's President and Chief Executive Officer on February 1, 2014. As a result, $2,700 was recorded as a deferred compensation expense in the first quarter of fiscal 2014 and additional paid-in capital was increased by the same amount.
The Company's cash flow had $1,208,626 that was used in operating activities during the first quarter of fiscal 2014, as compared to $2,891,035 that was used in operating activities during the same period in fiscal 2013. The decrease in operating cash flow in the first quarter of fiscal 2014 was mainly due to the net loss of $1,239,565 and deferred income taxes of $722,993, offset partially by decreases in accounts receivable and inventory and an increase in accounts payable and accrued liabilities. Net cash provided by investing activities was $742,562 in the first quarter of fiscal 2014, generated by the proceeds from the sale of some of the Company’s investments less a small amount of acquisition of equipment, as compared to $148,551 used in investing activities in the 2013 comparable period. Net cash used in financing activities during the first quarter of fiscal 2014 was $1,830 as compared to $494,987 for the same period in fiscal 2013. The use of cash in the first quarter of fiscal 2013 was higher due to the issuance of dividends.

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
Our primary capital needs are seasonal working capital requirements. As of February 28, 2014, the Company had cash of $2,731,126 and $369,900 of short-term marketable securities. The Company’s long term liabilities as of February 28, 2014, consist of long-term capitalized lease obligations of $28,236. The Company does not have any bank debt or a bank line of credit. The Company is currently negotiating with potential lenders to strengthen its liquidity and believes that it will have sufficient capital resources to meet its working capital requirements for the next twelve months. This expectation depends upon our future operating performance including the absence of any unforeseen cash requirements, our ability to obtain sufficient financing on favorable or satisfactory terms, and the achievement of anticipated cost savings in connection with our outsourcing agreements. Our ability to obtain financing depends on many factors, including past operating performance, business prospects and external economic conditions.

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
1 - Reserve for Returns—The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. The estimated reserve is based in part on historical returns as a percentage of gross sales. The current estimated return rate is 11.02% of gross sales. Management estimates that 14.85% of returns received are placed back into inventory, and the estimate for returns is adjusted to reflect the value of the returns placed into inventory. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account.
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
4 - Deferred Taxes - The deferred taxes are an estimate of the future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the loss incurred in fiscal 2013 and the first quarter of fiscal 2014, the benefit of which will be carried forward into future tax years.   Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized.  Management has estimated that it will utilize the entire deferred tax asset in future years based on anticipated future profitability which is contingent on the successful realization of anticipated cost savings associated with the outsourcing of many functions to The Emerson Group, the substantial reduction in personnel and a reduction in other expenses.  However, anticipated future profitability may be impacted if the Company’s sales decrease from current levels or due to other factors discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014 as supplemented in this Quarterly Report on Form 10-Q. The portion that management expects to utilize in fiscal 2014 is recorded as a short term asset, and the portion that management expects to utilize in fiscal years subsequent to fiscal 2014 is recorded as a long term asset.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s financial statements (See Item 1) record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value). The investments are, categorically listed, in “Limited Partnership” and “Common Stock”, (which, primarily, are intended to be held to maturity). All of the Company’s $369,900 portfolio of investments (as of February 28, 2014) is invested in the "Limited Partnership" category. The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions. However, due to current securities market conditions, the Company cannot ascertain the risk of any future change in the market value of its investments.

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
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of February 28, 2014 the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control overall financial reporting.

PART II

Item 1A. Risk Factors

The risk factor set forth below supplements the risk factors disclosed in Part I. Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended November 30, 2013 ("2013 Form 10-K"). In addition to this risk factor and other information set forth in this report, you should carefully consider the various risks and uncertainties contained in Part I, "Item 1A. Risk Factors" in the 2013 Form 10-K. Aside from the below risk factor, the Company has not identified any material change to the risk factors described in the 2013 Form 10-K.
We believe the risk factors in our 2013 Form 10-K, as supplemented by this report, are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. However, those are not the only risks that we face. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on the Company. Our business, financial condition, and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes.

Our outsourcing arrangement may not produce anticipated cost savings
As previously disclosed, the Company outsourced its sales, customer service, order processing, EDI, warehousing and shipping operations to The Emerson Group, effective February 1, 2014. While the Company conducted substantial due diligence regarding The Emerson Group before entering into this outsourcing agreement, which represents many other consumer product company's brands, including Anacin, Bufferin, Absorbine Jr., Geritol, Cutex, Monistat and Zicam, among many other brands. Categories covered by The Emerson Group include pain care, skin care, women's health, cough/cold, hair and personal care. While the Company anticipates that is arrangement with The Emerson Group will reduce costs and assist in improving the Company's sales efforts, there are risks in outsourcing operations to a third party. The risks include:
•In the event that The Emerson Group ceases operations, experiences a material disruption in operations or otherwise becomes unable to timely and satisfactorily fulfill their obligations to us, the Company would be forced to make alternative arrangements that could take a number of months. We may not be able to effect any such alternate arrangement on commercially reasonable terms or at all or in the time required to satisfy customers requirements, while could have a material adverse impact on out business and could result in a loss of sales and increased costs.
•Emerson is responsible for the selling of the Company's products, representing the Company to its customers and providing other core functions. Should Emerson fail to effectively see our products, satisfy our customer service needs or other core functions, our business and results of operations could be materially adversely affected.
•Reliance on The Emerson Group requires, among other things, proper training of employees, creating and maintaining proper controls and procedures surrounding logistics functions and timely and accurate inventory reporting. Should The Emerson Group fail to deliver in any one of these areas, it could have an adverse effect on our business and results of operations.
•We are outsourcing the collection of accounts receivable to The Emerson Group, who will be invoicing our customers for the products sold. The contracts with The Emerson Group provide that the accounts receivable is the property of the Company. Emerson will be turning over accounts receivable collections weekly, less any retailer deductions and Emerson's fees. At any one time Emerson should not be holding more than one week of accounts receivable collections in their bank account. In the event that Emerson goes bankrupt, we could be at risk any collections that Emerson holds on our behalf.
•The Company's warehouse and logistics are outsourced through Emerson to OHL Contract Logistics, which is one of the largest warehouse companies in the United States. In the event that OHL ceased operations, experienced a material disruption in operations or otherwise became unable to timely and satisfactorily fulfill its obligations, there are other companies that provide a similar service, however there would be substantial costs associated with moving the inventory to a different location, including the disruption of shipping to our customers, which could have a material adverse impact on our business and results of operations.

Item 6.	EXHIBITS
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
The following exhibits are included as part of this report:

CCA INDUSTRIES, INC. AND SUBSIDIARIES

Exhibit No.		Description

10.1	*	Services Outsourcing Agreement between CCA Industries, Inc. and Emerson Healthcare, LLC, dated as of January 20,2014 +

10.2	*	Sales Representation Agreement between CCA Industries, Inc. and S.Emerson Group, Inc., dated as of January 20, 2014 +

31.1		Certification of Chief Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.Def		Definition Linkbase Document

101.Pre		Presentation Linkbase Document

101.Lab		Labels Linkbase Document

101.Cal		Calculation Linkbase Document

101.Sch		Schema Document

101.Ins		Instance Document

*	Filed herewith.
+	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 14, 2014

CCA INDUSTRIES, INC.

By:	/s/ STEPHEN A. HEIT
Stephen A. Heit Executive Vice President and Chief Financial Officer, and duly authorized signatory on behalf of Registrant