Form 10-Q
period 2014-05-31
CCA INDUSTRIES INC
filed 2014-07-16
CIK 721447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2014
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
(201) 935-3232
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 15, 2014 there were (i) 6,038,982 shares of the issuer’s common stock, par value $0.01, outstanding; and (ii) 967,702 shares of the issuer’s Class A common stock, par value $0.01, outstanding.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Part I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 31, 2014	November 30, 2013
ASSETS	(Unaudited)
Current assets:
Cash & cash equivalents	$1,536,996	$3,199,020
Short term investments & marketable securities	408,455	1,112,440
Accounts receivable, net of allowances of $2,104,551 and $1,081,277, respectively	5,161,649	5,473,452
Inventories, net of reserve for inventory obsolescence of $2,836,831 and $3,030,306, respectively	7,324,295	8,607,567
Prepaid expenses and sundry receivables	459,921	424,626
Prepaid and refundable income taxes	675,453	678,889
Deferred income taxes	4,831,903	2,668,747
Total Current Assets	20,398,672	22,164,741

Property and equipment, net of accumulated depreciation and amortization	1,352,462	1,489,799
Intangible assets, net of accumulated amortization	751,973	762,193
Deferred income taxes	2,919,011	1,921,016
Other	—	8,000
Total Assets	$25,422,118	$26,345,749

LIABILITIES AND CAPITAL
Current Liabilities:
Accounts payable & accrued liabilities	$13,757,188	$9,246,072
Capitalized lease obligations - current portion	7,374	7,116
Total current liabilities	13,764,562	9,253,188
Capitalized lease obligations	26,242	30,195
Total Liabilities	13,790,804	9,283,383

Shareholders' Equity:
Preferred stock, $1.00 par, authorized 20,000,000 none issued	—	—
Common stock, $.01 par, authorized 15,000,000 shares, issued and outstanding 6,038,982 and 6,038,982 shares, respectively	60,390	60,390
Class A common stock, $.01 par, authorized 5,000,000 shares, issued and outstanding 967,702 and 967,702 shares, respectively	9,677	9,677
Additional paid-in capital	2,339,849	2,329,049
Retained earnings	9,104,602	14,480,872
Unrealized gains on marketable securities	116,796	182,378
Total Shareholders' Equity	11,631,314	17,062,366
Total Liabilities and Shareholders' Equity	$25,422,118	$26,345,749
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS(UNAUDITED)

	Three Months Ended May 31,		Six Months Ended May 31,
	2014	2013	2014	2013
Revenues:
Sales of health and beauty aid products - net	$8,761,946	$10,624,013	$16,023,232	$19,907,242
Other income	7,621	55,732	244,543	58,430
Total Revenues	8,769,567	10,679,745	16,267,775	19,965,672
Costs and Expenses:
Cost of sales	5,338,683	4,813,126	9,094,857	9,029,657
Selling, general and administrative expenses	3,871,226	4,599,594	7,517,964	10,058,846
Advertising, cooperative and promotional expenses	2,051,346	263,713	2,989,338	1,991,974
Research and development	137,519	179,458	264,214	346,613
Bad debt expense (recovery)	4,803	2,545	(22,340)	(26,680)
Interest expense	912	438	1,527	462
Total Costs and Expenses	11,404,489	9,858,874	19,845,560	21,400,872
Restructuring Costs	16,525	—	563,572	—
Total Costs and Expenses	11,421,014	9,858,874	20,409,132	21,400,872
(Loss) Income before (Benefit from) Provision for Income Taxes	(2,651,447)	820,871	(4,141,357)	(1,435,200)
(Benefit from) Provision for income taxes	(972,933)	334,308	(1,520,663)	(536,444)
(Loss) Income from Continuing Operations	$(1,678,514)	$486,563	$(2,620,694)	$(898,756)
Discontinued Operations
(Loss) from Operations of Discontinued Gel Perfect Brand	(3,883,058)	(1,019,649)	(4,354,506)	(436,698)
(Benefit from) income taxes	(1,424,866)	(376,250)	(1,598,929)	(163,228)
(Loss) from Discontinued Operations	(2,458,192)	(643,399)	(2,755,577)	(273,470)
Net Loss	$(4,136,706)	$(156,836)	$(5,376,271)	$(1,172,226)

Earnings per Share:
Basic
Continuing Operations	$(0.24)	$0.07	$(0.37)	$(0.13)
Discontinued Operations	$(0.35)	$(0.09)	$(0.39)	$(0.04)
(Loss)	$(0.59)	$(0.02)	$(0.76)	$(0.17)

Diluted
Continuing Operations	$(0.24)	$0.07	$(0.37)	$(0.13)
Discontinued Operations	$(0.35)	$(0.09)	$(0.39)	$(0.04)
(Loss)	$(0.59)	$(0.02)	$(0.76)	$(0.17)
Weighted Average Common Shares Outstanding
Basic	7,006,684	7,054,442	7,006,684	7,054,442
Diluted	7,006,684	7,054,442	7,006,684	7,054,442

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(UNAUDITED)

	Three Months Ended May 31,		Six Months Ended May 31,
	2014	2013	2014	2013
(Loss) Income from Continuing Operations	$(1,678,514)	$486,563	$(2,620,694)	$(898,756)
(Loss) from Discontinuing Operations	$(2,458,192)	$(643,399)	$(2,755,577)	$(273,470)
Net (Loss)	$(4,136,706)	$(156,836)	$(5,376,271)	$(1,172,226)
Other Comprehensive (Loss) Income
Unrealized Gain (Loss) on Securities:
Unrealized holding gain arising during the period, net of tax	24,010	37,197	26,243	86,601
Less: reclassification adjustment for loss (gain) included in net (loss) income, net of tax	317	—	(91,825)	—
Comprehensive (Loss) (Note 3, Note 11)	$(4,112,379)	$(119,639)	$(5,441,853)	$(1,085,625)
Unrealized holding gain for the quarters ended May 31, 2014 and 2013 is net of deferred tax expense from unrealized gain of 14,210 and $21,755, respectively.
Unrealized holding gain for the six months ended May 31, 2014 and 2013 is net of deferred tax expense from unrealized loss of $15,525 and an expense from unrealized gain of $50,650, respectively
The reclassification adjustment for the quarter ended May 31, 2014 and 2013 is net of a deferred tax benefit of $18 and $0, respectively.
The reclassification adjustment for the six months ended May 31, 2014 and 2013 is net of a deferred tax expense of $53,883 and $0, respectively.

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended May 31,
	2014	2013
Cash Flows from Operating Activities:
Net Loss	$(5,376,271)	$(1,172,226)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	173,022	155,321
Change in allowance for bad debts	(22,340)	(26,680)
Deferred compensation	10,800	—
(Gain) on sale of securities	(146,025)	—
Deferred income taxes	(3,122,793)	(722,783)
Change in Operating Assets & Liabilities:
Decrease (increase) in accounts receivable	334,143	(30,695)
Decrease (increase) in inventory	1,283,272	(1,339,713)
Decrease in insurance claim receivable	—	459,614
Increase in prepaid expenses and other receivables	(35,295)	(261,484)
Decrease (increase) in prepaid income and refundable income tax	3,436	(6,200)
Decrease in other assets	8,000	7,500
Decrease in accounts payable and accrued liabilities	4,511,117	263,466
(Decrease) in income taxes payable	—	(9,440)
Net Cash Used in Operating Activities	(2,378,934)	$(2,683,320)
Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(25,466)	(645,910)
Purchase of marketable securities	—	(153,000)
Proceeds from sale and maturity of investments	746,071	400,000
Net Cash Provided by (used in) Investing Activities	720,605	$(398,910)
Cash Flows from Financing Activities:
Payments for capital lease obligations	(3,695)	(2,369)
Dividends paid	—	(987,622)
Net Cash (Used in) Financing Activities	(3,695)	$(989,991)
Net (Decrease) in Cash	(1,662,024)	$(4,072,221)
Cash and Cash Equivalents at Beginning of Period	3,199,020	9,828,681
Cash and Cash Equivalents at End of Period	$1,536,996	$5,756,460
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,526	$299
Income taxes	$500	$72,499

See Notes to Consolidated Financial Statements

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three month period ended May 31, 2014 are not necessarily indicative of the results that may be expected for the entire year ended November 30, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2013. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

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
Accounts Receivable:
Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowance for cooperative advertising and reserves for returns which are anticipated to be taken as credits against the balances as of May 31, 2014. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.
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
Depreciation and amortization are provided utilizing the straight-line method over the following estimated useful lives or lease terms of the assets, whichever is shorter:

Machinery and equipment	5-7 Years
Furniture and fixtures	3-10 Years
Tools, dies and masters	3 Years
Transportation equipment	5 Years
Leasehold improvements	Shorter of the remaining economic life or the remaining life of the lease (8 years)
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
Long-Lived Assets:
Long-lived assets are assets in which the Company has an economic benefit for longer than twelve months from the date of the financial statement. Long-lived assets include property and equipment, intangible assets and other assets. The Company evaluates impairment losses on long-lived assets used in operations when events and circumstances indicate that the asset might be impaired. If the review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to its fair value. Fair value will be determined based on discounted cash flows or appraisals. Impairments are recorded in the statement of operations as part of selling, general and administrative expenses. No impairments were recorded in the six months ended May 31, 2014 and 2013.
Financial Instruments:
The carrying value of the short-term investments are recorded at fair value based on quoted market prices. The carrying value of the other assets and liabilities considered financial instruments approximate their respective fair value due to the short-term nature of the investment.
Revenue Recognition: (See also Cooperative Advertising)
The Company recognizes sales in accordance with ASC Topic 605 “Revenue Recognition”. Revenue is recognized upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Included in sales incentives are coupons that the Company issues that are redeemed by its customers. Redemptions are handled by a coupon national clearing house. The Company also has estimated that there is an approximate six week lag in coupon redemptions, with the estimated cost recorded as an accrued liability. Although no legal right of return exists between the customer and the Company, returns, including return of unsold products, are accepted if it is in the best interests of the Company's relationship with the customer. The Company, therefore, records a reserve for returns based on the historical returns as a percentage of sales in the five preceding months and specific reserve based on customer circumstances and product circumstances. Those returns which are anticipated to be taken as credits against the balances as of May 31, 2014 are offset against the accounts

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Changes in the estimated coupon reserve and sales return reserve are recorded to Sales of health and beauty aid products - net, in the Consolidated Statement of Operations.
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
Shipping Costs:
The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. Shipping costs included for the three months ended May 31, 2014 and May 31, 2013 were 201,390 and $725,657, respectively. For the six months ended May 31, 2014 and 2013 shipping costs were $654,897 and $1,487,037, respectively.
Advertising Costs:
The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the three months ended May 31, 2014 and May 31, 2013 were $2,051,346 and $263,713, respectively. Advertising, cooperative and promotional expenses for the six months ended May 31, 2014 and 2013 were $2,989,338 and $1,991,974 , respectively.
Research and Development Costs:
The Company's policy for financial reporting is to charge research and development costs to expense as incurred. Research and development costs for the three months ended May 31, 2014 and May 31, 2013 were $137,519 and $179,458, respectively. Research and development costs to expense as incurred. Research and development costs for the six months ended May 31, 2014 and 2013 were $264,214 and $346,613, respectively.
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
Income Taxes:
Income taxes are accounted for under ASC Topic 740 “Income Taxes”, which utilizes the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the losses incurred in fiscal 2013 and

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

fiscal 2014 year to date, the benefit of which will be carried forward into future tax years. Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized. Management has estimated that it will utilize the entire deferred tax asset in future years based on anticipated future profitability which is contingent on the successful realization of anticipated cost savings associated with the outsourcing of many functions to The Emerson Group, the substantial reduction in personnel and a reduction in other expenses.  However, anticipated future profitability may be impacted if the Company’s sales decrease from current levels or due to other factors discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014 as supplemented in this Form 10-Q. The portion that management expects to utilize in fiscal 2014 is recorded as a short term asset, and the portion that management expects to utilize in fiscal years subsequent to fiscal 2014 is recorded as a long term asset. (See NOTE 14 - Restructuring for further detail).

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of May 31, 2014 and November 30, 2013. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
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
Stock Options:
ASC Topic 718, “Stock Compensation,” requires stock grants to employees to be recognized in the consolidated statement of operations based on their fair values. The Company issued 100,000 stock options to Richard Kornhauser, the Company's President and Chief Executive Officer on February 1, 2014. As a result,deferred compensation expense for the three months ended May 31, 2014 was $8,100 and for six months ended May 31, 2014 was $10,800. These amounts are included as an expense in selling, general and administrative expenses, and recorded as in increase in additional paid-in capital by the same amount.
Recent Accounting Pronouncements:
In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-08, which is an update to Topic 205, "Presentation of Financial Statements", and Topic 360, "Property, Plant and Equipment". The update changes the requirements for reporting discontinued operations and enhances disclosures regarding an entity's discontinued operations. For public entities, the update is effective prospectively for fiscal years, and the interim periods within those years, beginning after December 15, 2014. ASU 2014-08 is not expected to have a material impact on the Company's financial position or result of operations.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
Short-term investments and marketable securities, which consist of limited partnerships and common stock , are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold within the ensuing twelve months. The cost and market values of the investments at May 31, 2014 and November 30, 2013 were as follows:

	May 31, 2014		November 30, 2013
	COST	MARKET	COST	MARKET
Current:
Limited partnership	223,348	408,455	223,348	354,050
Common stock	—	—	600,046	758,390
Total Current	$223,348	$408,455	$823,394	$1,112,440
As of May 31, 2014, the Company had total unrealized gains on its investments of $185,107. None of the unrealized losses have been deemed to be other-than-temporary impairments.
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

	May 31,	Quoted Market Price in Active Markets	Significant Other Observable Inputs
Description	2014	(Level 1)	(Level 2)
Limited partnership	408,455	408,455	—
Total	$408,455	$408,455	$—

	November 30,	Quoted Market Price in Active Markets	Significant Other Observable Inputs
Description	2013	(Level 1)	(Level 2)
Limited partnership	354,050	354,050	—
Common stock	758,390	758,390	—
Total	$1,112,440	$1,112,440	$—

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVENTORIES
The components of inventory consist of the following:

	May 31, 2014	November 30, 2013
Raw materials	$4,513,859	$5,948,457
Finished goods	2,810,436	2,659,110
	$7,324,295	$8,607,567
At May 31, 2014 and November 30, 2013, the Company had a reserve for obsolescence of $2,836,831 and $3,030,306, respectively.

NOTE 6 - PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	May 31, 2014	November 30, 2013
Machinery and equipment	$156,810	$156,810
Furniture and equipment	784,763	771,988
Tools, dies and masters	501,700	494,166
Transportation equipment	44,076	44,076
Capitalized lease obligations	62,140	62,140
Web Site	20,000	20,000
Leasehold improvements	1,095,955	1,090,798
	$2,665,444	$2,639,978
Less: Accumulated depreciation	1,312,982	1,150,179
Property and Equipment—Net	$1,352,462	$1,489,799
Depreciation expense for the three months ended May 31, 2014 and May 31, 2013 amounted to $81,414 and $78,263, respectively. Depreciation expense for the six months ended May 31, 2014 and 2013 amounted to $162,803, and $145,090, respectively.

NOTE 7 - INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for eleven product lines.

	May 31, 2014	November 30, 2013
Patents and trademarks	$932,895	$932,896
Less: Accumulated amortization	180,922	170,703
Intangible Assets - Net	$751,973	$762,193

Patents are amortized on a straight-line basis over their legal life of 17 years. Trademarks have an indefinite life and are reviewed annually for impairment or more frequently if impairment indicators occur. Amortization expense for the three months ended May 31, 2014 and May 31, 2013 amounted to $5,110 and $5,116, respectively. Amortization expense for the six months ended May 31, 2014 and 2013, was $10,220 and $10,231, respectively. Estimated amortization expenses for the years ending November 30, 2014, 2015, 2016, 2017 and 2018 are $20,439, $20,421, $20,421, $20,421 and $421, respectively.

NOTE 8 - ACCRUED EXPENSES
The following items which exceeded 5% of total current liabilities are included in accrued expenses as of:

	May 31, 2014	November 30, 2013
Co-operative advertising	$3,166,873	$3,218,259
Accrued special reserve	$2,626,211	$—
Media	$1,017,610	$—
Accrued returns	$783,180	$1,045,458

NOTE 9 - OTHER INCOME
Other income consists of the following:

	Three Months Ended May 31,		Six Months Ended May 31,
	2014	2013	2014	2013
Interest income	5,096	$12,190	13,208	$24,041
Realized (loss) gain on sale of securities	(503)	43,368	146,025	—
Royalty income	3,000	—	6,000	33,846
Miscellaneous	28	174	79,310	543
Total Other income	$7,621	$55,732	$244,543	$58,430
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (continued)

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of May 31, 2014 and May 31, 2013. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were penalties and related interest of $54 for the six months ended May 31, 2014, and $586 for the six months ended May 31, 2013. Penalties are recorded in selling, general and administrative expenses.
As of May 31, 2014, the Company had unrealized gain on its investments of $185,107. This amount was reduced by a deferred tax expense of $68,311. The deferred tax expense for the six months ended May 31, 2014 has been recorded as part of the deferred tax asset, and offset against the unrealized gains on marketable securities reported on the consolidated balance sheet. The charitable contributions portion of the deferred tax asset has $357,650 that has been reclassified as a long-term asset, based on an estimate of the amount that will be realizable in periods greater than twelve months from May 31, 2014.

At May 31, 2014 and November 30, 2013, respectively, the Company had temporary differences arising from the following:

	May 31, 2014
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term Asset
Depreciation	$(989,117)	$(365,020)	$—	$(365,020)
Unrealized (gain) on investments	(185,107)	(68,311)	(68,311)	—
Reserve for bad debts	31,788	11,731	11,731	—
Reserve for returns	5,560,399	2,051,991	2,051,991	—
Reserve for obsolete inventory	2,836,831	1,046,895	1,046,895	—
Vacation accrual	194,409	71,744	71,744	—
Charitable contributions	996,145	367,613	9,963	357,650
Section 263A costs	181,046	66,813	66,813	—
Loss carry forward	12,376,706	4,567,458	1,641,077	2,926,381
Net deferred tax asset (liability)		$7,750,914	$4,831,903	$2,919,011

	November 30, 2013
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term (Liability)
Depreciation	$(980,638)	$(361,891)	$—	$(361,891)
Unrealized (gain) on investments	(289,021)	(106,669)	(106,669)	—
Reserve for bad debts	56,513	20,855	20,855	—
Reserve for returns	2,070,223	763,988	763,988	—
Reserve for obsolete inventory	3,030,306	1,118,294	1,118,294	—
Vacation accrual	252,117	93,040	93,040	—
Charitable contributions	988,611	364,833	9,964	354,869
Section 263A costs	212,794	78,529	78,529	—
Loss carry forward	7,096,270	2,618,784	690,746	$1,928,038
Net deferred tax asset (liability)		$4,589,763	$2,668,747	$1,921,016

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (continued)

Income tax (benefit) expense is made up of the following components:

	Three Months Ended		Six Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Continuing Operations
Current tax - Federal	$—	$—	$—	$—
Current tax - State & Local	2,800	53,970	4,000	23,111
Deferred tax	(975,733)	280,338	(1,524,663)	(559,555)
Tax - Continuing Operations	$(972,933)	$334,308	$(1,520,663)	$(536,444)
Discontinued Operations
Current tax - Federal	$—	$—	$—	$—
Current tax - State & Local	—	—	—	—
Deferred tax	(1,424,866)	(376,250)	(1,598,929)	(163,228)
Tax - Discontinued Operations	$(1,424,866)	$(376,250)	$(1,598,929)	$(163,228)

Prepaid and refundable income taxes are made up of the following components:

Prepaid and refundable income taxes	Federal	State & Local	Total
May 31, 2014	$337,532	$337,921	$675,453
November 30, 2013	$337,532	$341,357	$678,889

A reconciliation of the (benefit from) provision for income taxes computed at the statutory rate to the effective rate for the three months ended May 31, 2014, and May 31, 2013 is as follows:

	Three Months Ended		Three Months Ended
	May 31, 2014		May 31, 2013
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Continuing Operations
(Benefit from) provision for income taxes at federal statutory rate	$(901,492)	34.00%	$279,096	34.00%
Changes in (benefit) provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	(76,892)	2.90%	23,805	2.90%
Non-deductible expenses and other adjustments	5,451	(0.21)%	31,407	3.83%
(Benefit from) provision for income taxes at effective rate	$(972,933)	36.69%	$334,308	40.73%
Discontinued Operations
(Benefit from) income taxes at federal statutory rate	$(1,320,240)	34.00%	$(346,681)	34.00%
Changes in (benefit from) income taxes resulting from:

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (continued)

State income taxes, net of federal income tax benefit	(112,609)	2.90%	(29,569)	2.90%
Non-deductible expenses and other adjustments	7,983	(0.21)%	—	—%
(Benefit from) for income taxes at effective rate for Discontinued Operations	$(1,424,866)	36.69%	$(376,250)	36.90%

Total (benefit from) income taxes at effective rate	$(2,397,799)	36.69%	$(41,942)	21.10%
	Six Months Ended		Six Months Ended
	May 31, 2014		May 31, 2013
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Continuing Operations
Provision for income taxes at statutory rate	$(1,408,061)	34.00%	$(487,968)	34.00%
Changes in (benefit) provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	(120,099)	2.90%	(41,621)	2.90%
Non-deductible expenses and other adjustments	7,497	(0.18)%	(6,855)	0.48%
(Benefit from) income taxes at effective rate	$(1,520,663)	36.72%	$(536,444)	37.38%
	Six Months Ended		Six Months Ended
	May 31, 2014		May 31, 2013
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Discontinued Operations
(Benefit from) provision for income taxes at federal statutory rate	$(1,480,532)	34.00%	$(148,477)	34.00%
Changes in (benefit) provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	(126,281)	2.90%	(12,664)	2.90%
Non-deductible expenses and other adjustments	7,884	(0.18)%	(2,087)	0.48%
(Benefit from) income taxes at effective rate	$(1,598,929)	36.72%	$(163,228)	37.38%

Total (benefit from) income taxes at effective rate	$(3,119,592)	36.72%	$(699,672)	37.38%

NOTE 12 - STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted ASC Topic 718, "Stock Compensation" which requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the financial statements. On February 1, 2014, the Company granted incentive stock options for 100,000 shares to Richard Kornhauser, its President and Chief Executive Officer at $3.40 per share. The closing price of the Company's stock on the date of the grant was $3.04 per share. The options vest in equal 20% increments commencing on October 17,

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2014, and for each of the four subsequent anniversaries of such date. The options expire on January 31, 2019. The Company has estimated the fair value of the options granted to be $114,000 as of the grant date, which amount shall be amortized as an expense over a five year period. Accordingly, the Company recorded a charge against earnings in the amount of 8,100 for the three months ended May 31, 2014 and $10,800 for the six months ended May 31, 2014.

NOTE 13 - (LOSS) PER SHARE
Basic (loss) earnings per share is calculated using the average number of common shares outstanding. Diluted (loss) earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock method”.

	Three Months Ended		Six Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Net (loss) income available for common shareholders	$(4,136,706)	$(156,836)	$(5,376,271)	$(1,172,226)
Weighted average common shares outstanding-Basic	7,006,684	7,054,442	7,006,684	7,054,442
Net effect of dilutive stock options	—	—	—	—
Weighted average common shares and common shares equivalents—Diluted	7,006,684	7,054,442	7,006,684	7,054,442

Earning per Share:
Basic
Continuing Operations	$(0.24)	$0.07	$(0.37)	$(0.13)
Discontinued Operations	$(0.35)	$(0.09)	$(0.39)	$(0.04)
(Loss)	$(0.59)	$(0.02)	$(0.76)	$(0.17)

Diluted
Continuing Operations	$(0.24)	$0.07	$(0.37)	$(0.13)
Discontinued Operations	$(0.35)	$(0.09)	$(0.39)	$(0.04)
(Loss)	$(0.59)	$(0.02)	$(0.76)	$(0.17)

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RESTRUCTURING
On January 20, 2014, the Company announced that its Board of Directors has approved management’s plan to restructure the Company’s operations, and enter into a key business partnership with The Emerson Group, a premier sales and marketing company located in Wayne, Pennsylvania. As part of this change, the Company has outsourced to Emerson certain sales and administrative functions effective February 1, 2014. In addition, warehousing and shipping was outsourced to Ozburn-Hessey Logistics "OHL", one of the largest integrated global supply chain management companies in the United States. The Company’s inventory was moved to an OHL-managed facility in Indianapolis, Indiana and shipping commenced from there as of the week of February 3, 2014. A key benefit of the outsourcing move is that it shifted a substantial portion of the Company’s current fixed costs into a variable cost structure moving forward which can ultimately help keep expenses in better alignment with any future revenue generated by its brands. This action could also potentially save the Company over $3,500,000 per year in overhead expenses over the course of the first twelve months following the effective date of the outsourcing transition based on performance of its brands in fiscal 2014. As a result of the outsourcing, the Company will have reduced its work force from 97 to 27 employees when complete. As of May 31, 2014, the Company's workforce has been reduced to 48 employees. The reduction began as of February 1, 2014, with personnel leaving through October 2014. The Company has estimated that it will incur severance costs related to the reduction in work force of $530,522, reduced from February 28, 2014 amount of $547,047 by $16,525. As of May 31, 2014, the Company had paid $438,433 in severance costs, with the balance of $92,089 to be paid during the third and fourth quarters of fiscal 2014.

NOTE 15 - DISCONTINUED OPERATIONS
The Company is discontinuing and exiting the Gel Perfect color nail polish business effective as of the end of the second quarter of fiscal 2014. The Gel Perfect brand has had declining sales in fiscal 2013 and fiscal 2014 to date. Second quarter net sales were $(2,978,010) and net sales for the six months ended May 31, 2014 were $(2,725,966). The negative net sales were due to the large amount of returns received during the respective periods. In addition, the Company has recorded a reserve for returns of $1,957,011 in the second quarter of fiscal 2014 based on the liability with its retail customers for potential returns or mark down agreements. The expense as a result of recording the reserve for returns is reflected as a reduction of net sales. The Company has elected to record Gel Perfect on its financial statements as a discontinued operation. The components of the discontinued operations for the three and six months ended May 31, 2014, which are reflected on the consolidated statement of operations as (Loss) from Discontinued Operations are:

	Three Months Ended		Six Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Revenues:
Sales of health and beauty-aid products-net	$(2,978,010)	$582,467	$(2,725,966)	$3,096,189
Total revenues	(2,978,010)	582,467	(2,725,966)	3,096,189
Costs and Expenses:
Cost of sales	$803,016	$691,237	$1,353,483	2,005,009
Selling, general and administrative expenses	$76,632	$245,646	$148,749	565,803
Advertising, cooperative and promotions	$25,400	$665,233	$126,308	962,075
Total expenses	905,048	1,602,116	1,628,540	3,532,887
( Loss) before benefit from for income taxes	$(3,883,058)	$(1,019,649)	$(4,354,506)	$(436,698)
(Benefit from) income taxes	$(1,424,866)	$(376,250)	$(1,598,929)	$(163,228)
(Loss) from Discontinued Operations	$(2,458,192)	$(643,399)	$(2,755,577)	$(273,470)

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
Overview
For the three months ended May 31, 2014 , the company had a net loss of $4,136,706 compared to net loss of $156,836 for the same period ended May 31, 2013. The loss per share, basic and fully diluted was $0.59 for the three months ended May 31, 2014. As of May 31, 2014 the Company had $20,398,672 in current assets and $13,764,562 in current liabilities. The large loss was due to returns of Gel Perfect color nail polish and Mega-T, a dietary supplement. The Company has decided to discontinue the Gel Perfect brand and accordingly has shown the results of operations pertaining to the Gel Perfect brand as Discontinued Operations in the Consolidated Statement of Operations for the quarters and six months ended May 31, 2014 and May 31, 2013.
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
The Company completed most of this restructuring, which includes our outsourcing arrangement and reduction in work force, during the Company's second fiscal quarter of 2014 . The Company estimated that it would incur costs related to the reduction in work force of $547,047, which was recorded as an expense in the Company's first quarter of fiscal 2014.
Emerson Outsourcing Agreement

On January 20, 2014, the Company entered into a Sales Representation Agreement (the “Sales Agreement”) with S. Emerson Group, Inc. and an Outsourcing Services Agreement with Emerson Healthcare, LLC (the “Services Agreement”), each of which became effective February 1, 2014. Under the Sales Agreement, the Company appointed S. Emerson as its non-exclusive sales representative to carry out all the Company’s selling functions with the retail trade within the United States, including sales, marketing and promotion planning services. The initial term of the Sales Agreement is six months followed by successive six month automatic renewal terms unless six months’ prior written notice of non-renewal is provided by either party. The Sales Agreement may be terminated by either party upon six months’ prior written notice to the other party, and the Company may terminate the agreement upon less than six months’ notice subject to payment of a specified termination fee. As consideration for the services rendered under the Sales Agreement, Emerson receives monthly commissions equal to a specified percentage of net sales of our products and the Company is responsible for a pro rata portion of certain Emerson expenses associated with this representation.

Under the Services Agreement, Emerson provides all order processing, customer service, warehousing of inventory, shipping, logistics management, invoicing and collection of receivables on behalf of the Company. The initial term of the Services Agreement is six months followed by successive six month automatic renewal terms unless six months’ prior written notice of non-renewal is provided by either party. The Services Agreement may be terminated by either party upon six months’ prior written notice to the other party, and after the initial term, the Company may terminate the agreement upon less than six months’ notice subject to payment of a specified termination fee. As consideration for the services rendered under the Services Agreement, Emerson is entitled to receive a monthly fee equal to a specified percentage of the gross sales of our products under the agreement. In addition, scheduled fees are payable to Emerson for freight, warehousing (storage and labor) and other itemized services rendered at Emerson’s warehouse, logistics terminal and shipping facility.
Operating Results for the Three Months Ended May 31, 2014
For the three months ended May 31, 2014, the Company had total revenues of $8,769,567 and a net loss from continuing operations of $1,678,514 after a tax benefit of $972,933. For the same three month period in 2013, total revenues were 10,679,745 and net income from continuing operations of $486,563 after a tax expense of $334,308. The basic and fully diluted loss per share from continuing operations was $0.24 for the second quarter of fiscal 2014 as compared to earnings of $0.07 per share for the second quarter of fiscal 2013 In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the second quarter of fiscal 2014 were reduced by $895,343 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense. In the same period of the prior year, net sales were reduced by $1,118,449 and trade promotion was offset by an equal reduction of that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income.
The Company’s net sales of health and beauty aid products decreased $1,862,067 to $8,761,946 for the three months ended May 31, 2014 from $10,624,013 for the three months ended May 31, 2013, a decreased of 19.51%. Net sales decreased due to lower gross sales and higher returns expense of the Company's diet products. Sales returns and allowances, not including sales incentives, were 22.21% of gross sales or $5,129,236 for the three months ended May 31, 2014 as compared to 9.24% or $2,291,024 for the same period last year. Sales incentives consist of co-operative advertising with the Company’s retail partners and coupons. The amount of co-operative advertising included in sales incentives decreased by $1,165,853 to $1,835,641 in the second quarter 2014 as compared to $3,001,494 in the same period in 2013. The cost of the coupons issued by the Company was $327,985 for the second quarter 2014 as compared to $609,446 for the same period in 2013. The Company has changed its marketing strategy to focus on media advertising rather than coupons. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.
The Company’s net sales, by category, for the second quarter 2014 as compared to the first quarter 2013 were:

	Three Months Ended May 31,
	2014		2013
Category	Net Sales	%TTL	Net Sales	%TTL
Skin Care	$5,211,048	59.5%	$4,265,892	40.2%
Oral Care	3,414,838	39.0%	2,694,172	25.4%
Nail Care	1,278,240	14.6%	1,462,662	13.8%
Fragrance	414,955	4.7%	45,339	0.4%
Miscellaneous	121,023	1.4%	122,695	1.2%
Analgesic	107,003	1.2%	68,158	0.6%
Hair	8,642	0.1%	14,643	0.1%
Dietary Supplement	(1,793,803)	(20.5)%	1,950,452	18.4%
Total Continued Operations	$8,761,946	100.0%	$10,624,013	100.0%
Net sales were affected by the following factors:

•
Net sales of skin care products increased $945,156 for the three months ended May 31, 2014, as compared to the same period in 2013. The net sales increased due to higher gross sales and lower returns. Included in skin care is Sudden Change and Bikini Zone, which the Company advertised as part of its media program for the second quarter. The Company will be continuing to advertise Sudden Change in the third quarter of fiscal 2014.

•
Net sales of oral care products increased $720,666 for the three months ended May 31, 2014 as compared to the same period in fiscal 2013 due to higher gross sales of $545,816 and lower returns, allowances and sales incentives. The Company advertised the Plus White whitening kit as part of its media program for the second quarter, and will be continuing to advertise Plus White in the third quarter of fiscal 2014.

•
Net sales of nail care products decreased $184,422 for the three months ended May 31, 2014 as compared to the same period in fiscal 2013. The nail care product category does not include Gel Perfect color nail polish , which was discontinued and reported as discontinued operations. The net sales of nail care products decreased due to lower gross sales, partially offset by lower returns and allowances.

•
Net sales of fragrance increased $369,616 for the three months ended May 31,2014 as compared to the same period in fiscal 2013. Fragrance is sold primarily to international accounts who do not order on a monthly basis, which can cause some quarters to be higher than others.

•
Net sales of the Company’s diet products decreased $3,744,255 for the three months ended May 31, 2014 as compared to the same period in 2013. Gross sales decreased $1,317,878 as part of a nation wide trend of lower sales in the dietary supplement category. Returns increased $2,977,545. Included in this amount were special reserves of $2,061,059, which is the Company's estimate of the returns and mark down liabilities as of May 31, 2014.

Gross profit margins decreased to 39.1% for the three months ended May 31, 2014 from 54.7% for the same period in 2013. The decrease was due to the special reserve for returns and mark down liabilities of the Company's diet brand. The gross margin also decreased due to close out sales of discontinued product and write offs of obsolete inventory.
Selling, general and administrative expenses for the three months ended May 31, 2014 were $3,871,226 as compared to $4,599,594 for the three months ended May 31, 2013, a decrease of $728,368. The following factors contributed to the decrease:

•	Royalty costs decreased $35,247 in the second quarter of fiscal 2014 as compared to the same period in fiscal 2013 reflecting the decline in sales.

•
Shipping costs decreased $832,140 in the second quarter of fiscal 2014 as compared to the same period in fiscal 2013. The decrease was due to decreased sales as well the outsourcing of logistics to OHL. The cost of shipping to the Company's customers prior to The Emerson Group outsourcing transaction, averaged approximately 4.8% of gross sales while the OHL shipping costs are estimated to average 1.6% of gross sales.

•
Personnel costs decreased $1,529,941 in the second quarter of fiscal 2014 as compared to the same period in fiscal 2013 due to the reduction in work force implemented as a result of the outsourcing plan, as well as a reduction in work force that took place in the fourth quarter of fiscal 2013.

•	Travel, meals and entertainment expenses decreased $70,437 in the second quarter of fiscal 2014 as compared to the same period in fiscal 2013 as a result of the decrease in personnel.

•
Consulting and related costs decreased $138,376 in the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013. The decrease was due to the termination of most consulting contracts in the second quarter of fiscal 2013.

•
The decreases in selling, general and administrative expenses were offset by fees and expenses from the Emerson Group of $1,118,474. In addition, the Company received insurance proceeds of $340,689 from claims submitted for Superstorm Sandy, which was recorded as a reduction of expense in the second quarter of fiscal 2013.

•	The balance of the increase or decrease in expenses comprised a number of smaller expense categories.
Advertising, cooperative and promotions expenses for the three months ended May 31, 2014 were $2,051,346 as compared to $263,713 for the three months ended May 31, 2013. The increased expense of $1,787,633 was mainly comprised of an increase in media, trade advertising and related expenses. The increase was comprised of media spending and commercial costs primarily for the Sudden Change, Plus White, Mega-T and Bikini Zone brands. The increased expense is part of the Company's marketing strategy to have a television advertising campaign focusing on its key brands. The Company’s advertising expense changes from year to year based on the timing of the Company’s promotions.
The loss before benefit from income taxes was $2,651,447 for the quarter ended May 31, 2014 from continuing operations, and the benefit from income tax from continuing operations was $972,933. Income before the provision for income tax expense was $820,871 for the quarter ended May 31, 2013 from continuing operations, and income tax expense from continuing operations was $334,308.
The Company, as previously disclosed, has discontinued the Gel Perfect nail color brand, and accordingly has recorded the results of the operations of that brand as discontinued operations in the consolidated statements of operations. The loss before benefit from income taxes was $3,883,058 for the quarter ended May 31, 2014 from discontinued operations, and the benefit from income tax was $1,424,866. Included in this amount were special reserves of $1,957,011 as an estimate of the Company's liability for mark down allowances and future returns as of May 31, 2014. The components of discontinued operations for the three months ended May 31,2014 and 2013 were:

	Three Months Ended
	May 31, 2014	May 31, 2013
Revenues:
Sales of health and beauty-aid products-net	$(2,978,010)	$582,467
Total revenues	(2,978,010)	582,467
Costs and Expenses:
Cost of sales	$803,016	$691,237
Selling, general and administrative expenses	$76,632	$245,646
Advertising, cooperative and promotions	$25,400	$665,233
Total expenses	905,048	1,602,116
( Loss) before provision for income taxes	$(3,883,058)	$(1,019,649)
(Benefit from) income taxes	$(1,424,866)	$(376,250)
(Loss) from Discontinued Operations	$(2,458,192)	$(643,399)

The effective tax provision for the second quarter of fiscal 2014 was a tax benefit of 36.7% of the net loss before tax as compared to a tax benefit of 40.7% of the net loss before tax for the same period in fiscal 2013. As of May 31,

2014, the Company has unrealized gains on its investments of $185,107 which, if realized, would have a tax expense of $68,311.
Comprehensive losses from continuing operations and discontinued operations were $4,112,379 for the quarter ended May 31, 2014 as compared to comprehensive losses of $119,639 for the quarter ended May 31, 2013. The comprehensive loss for the quarter ended May 31, 2014 reflects the Company’s net loss of $4,136,706 from continuing and discontinued operations together with other comprehensive losses consisting of unrealized losses less reclassification adjustments, net of income tax benefits, of $24,327. The other comprehensive loss is as a result of the decrease in the market value of the Company’s investments below its cost. Further information regarding the Company’s investments can be found in Note 3 of the consolidated financial statements.
OPERATING RESULTS FOR THE SIX MONTHS ENDED May 31, 2014
For the six months ended May 31, 2014, the Company had total revenues of 16,267,775 and a net loss from continuing operations of $2,620,694 after a tax benefit of $1,520,663. For the same six month period in 2013, total revenues were $19,965,672 and net loss from continuing operations of $898,756 after a tax benefit of $536,444. The basic and fully diluted loss per share from continuing operations was $(0.37) for the first six months of fiscal 2014 as compared to a loss of $(0.13) per share for the first six months of fiscal 2013. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the six month May 31, 2014 were reduced by $1,835,641 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense. In the same period of the prior year, net sales were reduced by $3,001,494 and trade promotion was offset by an equal reduction of that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income (loss).
The Company’s net sales of health and beauty aid products decreased $3,884,010 to $16,023,232 for the six months ended May 31, 2014 from $19,907,242 for the six months ended May 31, 2013, a decrease of 42.19%. Included in net sales are the cost of sales incentives which consist of co-operative advertising with the Company’s retail partners and coupons. The amount of cooperative advertising included in sales incentives decreased by $664,973 to $1,940,311 in the six months ended May 31, 2014 as compared to $2,605,284 in the same period in 2013. The cost of the coupons issued by the Company was $327,985 for the six months ended May 31, 2014 as compared to $609,446 for the same period in 2013. The Company has changed its marketing strategy, issuing less coupons and focusing more on media advertising. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.
The Company’s net sales by category for the six months ended May 31, 2014 as compared to the same period in 2013 were:

	Six Months Ended May 31,
	2014		2013
Category	Net Sales	% TTL	Net Sales	% TTL
Skin Care	$7,780,453	48.6%	$7,727,007	38.8%
Oral Care	5,736,361	35.8%	5,163,648	25.9%
Nail Care	2,040,148	12.7%	2,670,753	13.4%
Miscellaneous	234,535	1.5%	439,780	2.2%
Hair	20,061	0.1%	27,774	0.1%
Fragrance	693,303	4.3%	114,999	0.6%
Dietary Supplement	(650,291)	(4.1)%	3,628,305	18.2%
Analgesic	168,662	1.1%	134,976	0.7%
	$16,023,232	100.0%	$19,907,242	100.0%
The following were factors that affected net sales for the six months ended May 31, 2014:

•
Net sales of oral care products increased $572,713 for the six months ended May 31, 2014, as compared to the same period in fiscal 2013 due to higher gross sales of $315,253 and lower returns, allowances and sales incentives. The Company advertised the Plus White whitening kit as part of its media program for the second quarter, which positively affected sales, and will be continuing to advertise Plus White in the third quarter of fiscal 2014.

•
Net sales of nail care products decreased $630,605 for the six months ended May 31, 2014, as compared to the same period in fiscal 2013. The nail care product category does not include Gel Perfect color nail polish , which was discontinued and reported as discontinued operations. The net sales of nail care products decreased due to lower gross sales, partially offset by lower returns and allowances.

•
Net sales of the Company’s diet products decreased $4,278,596 for the six months ended May 31, 2014 as compared to the six months ended May 31, 2012. Gross sales decreased $1,604,795 as part of a nation wide trend of lower sales in the dietary supplement category. Returns increased $2,677,400. Included in this amount were special reserves of $2,061,059, which is the Company's estimate of the returns and mark down liabilities as of May 31, 2014.

	Six Months Ended
	May 31, 2014	May 31, 2013
Sales of health and beauty aid products - Net	16,023,232	19,907,242
Cost of Sales	$9,094,857	9,029,657
Gross Margin	$6,928,375	$10,877,585
	43.2%	54.6%
The gross margin percentage for the six months ended May 31, 2014 decreased to 43.20%, as compared to 54.60% for the same period in 2013. The decrease of gross margin percentage in fiscal 2014 is related to the high volume of product returns mentioned above as well as write offs of obsolete inventory.
Selling, general and administrative expenses decreased to $7,517,964 for the six months ended May 31, 2014 as compared to $10,058,846 for the same period in 2013, or a decrease of $2,540,882. The following factors contributed to the decrease:

•	Royalty costs decreased $89,738 in the six months ended May 31, 2014 as compared to the same period in fiscal 2013 reflecting the decline in sales.

•
Shipping costs decreased $832,140 in the six months ended May 31, 2014 as compared to the same period in fiscal 2013. The decrease was due to decreased sales as well the outsourcing of logistics to OHL which began as of February 1, 2014. The cost of shipping to the Company's customers prior to The Emerson Group outsourcing transaction, averaged approximately 4.8% of gross sales while the OHL shipping costs are estimated to average 1.6% of gross sales.

•
Personnel costs decreased $2,342,477 in the six months ended May 31, 2014 as compared to the same period in fiscal 2013 due to the reduction in work force implemented as a result of the outsourcing plan, as well as a reduction in work force that took place in the fourth quarter of fiscal 2013.

•
Travel, meals and entertainment expenses decreased $132,845 in the six months ended May 31, 2014 as compared to the same period in fiscal 2013 as a result of the decrease in personnel and the outsourcing of sales functions to the Emerson Group.

•
Consulting and related costs decreased $276,362 in the six months ended May 31, 2014 as compared to the first quarter of fiscal 2013. The decrease was due to the termination of most consulting contracts in the first quarter of fiscal 2014.

•
The decreases in selling, general and administrative expenses were offset by fees and expenses from the Emerson Group of $1,190,996. In addition, the Company received insurance proceeds of $340,689 from claims submitted for Superstorm Sandy, which was recorded as a reduction of expense in the second quarter of fiscal 2013.

•	The balance of the increase or decrease in expenses comprised a number of smaller expense categories.
Advertising expense was $2,989,338 for the six months ended May 31, 2014 as compared to $1,991,974 for the six months ended May 31, 2013, The advertising expense increase of $997,364 was comprised of increase media spend and commercial costs for the Sudden Change, Plus White, Mega-T and Bikini Zone brands. The increased expense is part of the Company's marketing strategy to have a television advertising campaign focusing on its key brands. The Company’s advertising expense changes from year to year based on the timing of the Company’s promotions.
The loss before benefit from income taxes was 4,141,357 for the six months ended May 31, 2014 from continuing operations, and the benefit from income tax from continuing operations was $1,520,663. The loss before the provision for income tax was $1,435,200 for the six months ended May 31, 2013 from continuing operations, and the income tax benefit from continuing operations was $536,444.
The Company, as previously disclosed, has discontinued the Gel Perfect nail color brand, and accordingly has recorded the results of the operations of that brand as discontinued operations in the consolidated statements of operations. The loss before benefit from income taxes was $4,354,506 for the six months ended May 31, 2014 from discontinued operations, and the benefit from income tax was $1,598,929. Included in this amount were special reserves of $1,957,011 as an estimate of the Company's liability for mark down allowances and future returns as of May 31, 2014. The components of discontinued operations for the six months ended May 31, 2014 and 2013 were:

	Six Months Ended
	May 31, 2014	May 31, 2013
Revenues:
Sales of health and beauty-aid products-net	$(2,725,966)	$3,096,189
Total revenues	(2,725,966)	3,096,189
Costs and Expenses:
Cost of sales	$1,353,483	2,005,009
Selling, general and administrative expenses	$148,749	565,803
Advertising, cooperative and promotions	$126,308	962,075
Total expenses	1,628,540	3,532,887
( Loss) before provision for income taxes	$(4,354,506)	$(436,698)
(Benefit from) income taxes	$(1,598,929)	$(163,228)
(Loss) from Discontinued Operations	$(2,755,577)	$(273,470)

The effective tax rate for the six months ended May 31, 2014 was 36.7% versus 37.4% for the six months ended May 31, 2013.
Super Storm Sandy
As a result of Super Storm Sandy, the Company made claims for loss against various insurance policies. In the case of one claim for $340,689, the Company did not determine the claim was realizable until May 2013 and received proceeds of $340,689 in June 2013. The Company recorded the proceeds as a reduction of selling, general and administrative expenses on the Consolidated Statements of Operations in the second quarter of fiscal 2013.

Financial Position as of May 31, 2014
As of May 31, 2014, the Company had working capital of $6,634,110 as compared to $12,911,553 as of the year ended November 30, 2013. The decrease in working capital was due to lower cash as a results of losses over the first six months of fiscal 2014 and increased reserves which decreased the net accounts receivable. The increase in reserves was due to Gel Perfect and the Company's dietary supplement brand. The ratio of total current assets to current liabilities is 1.5 to 1 as of May 31, 2014, as compared to a ratio of 2.4 to 1 as of November 30, 2013. The Company’s cash position and short-term investments at May 31, 2014 were $1,945,451, versus $4,311,460 as of November 30, 2013. The Company had no non-current or long-term investments as of May 31, 2014 and as of November 30, 2013. The Company paid no cash dividends during fiscal 2014 year to date . As of May 31, 2014, there were no dividends declared but not paid. The investment securities the Company purchased are all classified as “Available for Sale Securities”, and are reported at fair market value as of May 31, 2014, with the resultant unrealized gains or losses reported as a separate component of shareholders’ equity. Due to the current securities market conditions, the Company cannot ascertain the risk of any future change in market value. Our investments include corporate obligations, limited partnership, common stock and fixed income in order to decrease the risk due to any specific concentrations.
Accounts receivable as of May 31, 2014 and as of November 30, 2013 were $5,161,649 and $5,473,452, respectively. The decrease in accounts receivable was due to the recording of a reserve for returns and markdowns of Gel Perfect and the Company's dietary supplement brand. Included in net accounts receivable are an allowance for doubtful accounts, a reserve for returns and allowances and a reduction based on an estimate of cooperative advertising that will be taken as credit against payments. The allowance for doubtful accounts was $31,788 and $56,513 for May 31, 2014 and November 30, 2013, respectively. The allowance for doubtful accounts is a combination of specific and general reserve amounts relating to accounts receivable. The general reserve is calculated based on historical percentages applied to aged accounts receivable and the specific reserve is established and revised based on individual customer circumstances.
The reserve for returns and allowances is based on the historical returns as a percentage of sales in the five preceding months and a specific reserve based on customer circumstances and product lines. This allowance increased to $4,698,974 as of May 31, 2014 from $1,081,278 as of November 30, 2013. Of this amount, allowances and reserves of $783,180, which are anticipated to be deducted from future invoices, are included in accrued liabilities.
Gross receivables were further reduced by $791,718 as of May 31, 2014, which was reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against payments. In addition, accrued liabilities include $3,166,873, which is an estimate of co-operative advertising expense which are anticipated to be deducted from future invoices rather than current accounts receivable.
Inventories were $7,324,295 and $8,607,567, as of May 31, 2014 and November 30, 2013, respectively. The reserve for inventory obsolescence is based on a detailed analysis of inventory movement. The inventory obsolescence reserve decreased to $2,836,831 as of May 31, 2014 from $3,030,306 as of November 30, 2013. This decrease was primarily due to the disposal of obsolete inventory during the second quarter of fiscal 2014. Changes to the inventory obsolescence reserves are recorded as an increase or decrease to the cost of sales.
Prepaid expenses and sundry receivables increased to $459,921 as of May 31, 2014 from $424,626 as of November 30, 2013. The increase was in the ordinary course of business.

Prepaid and refundable income taxes decreased to $675,453 as of May 31, 2014, from $678,889 as of November 30, 2013 due to the recording of minimum state income tax expense.
The amount of deferred income tax reflected as a current asset increased to $4,831,903 as of May 31, 2014 from $2,668,747 as of November 30, 2013. The $2,163,156 increase was primarily due to the Company's net operating losses during the second quarter of fiscal 2014. The amount of deferred income tax recorded as a non-current asset was $2,919,011 as of May 31, 2014. Deferred taxes that the Company estimates will be realized in periods beyond the next twelve months are recorded as a non-current asset.
The Company’s investment in property and equipment consisted mostly of leasehold improvements, office furniture and equipment, and computer hardware and software to accommodate our personnel in addition to tools and dies used in the manufacturing process. The Company acquired $25,466 of additional property and equipment during the second quarter of fiscal 2014.
Current liabilities are $13,764,562 and $9,253,188, as of May 31, 2014 and November 30, 2013 respectively. Current liabilities at May 31, 2014 consisted of accounts payable, accrued liabilities and short-term capital lease obligations. As of May 31, 2014, there was $3,958,591 of open cooperative advertising commitments, of which $1,206,478 is from 2014, $1,972,681 is from 2013, $593,126 is from 2012, and $186,306 is from 2011. Of the total amount of $3,958,591, $791,718 is reflected as a reduction of gross accounts receivables, and $3,166,873 is recorded as an accrued expense. Cooperative advertising is advertising that is run by the retailers in which the Company shares in part of the cost. If it becomes apparent that this cooperative advertising was not utilized, the unclaimed cooperative advertising will be offset against the expense during the fiscal year in which it is determined that it did not run. This procedure is consistent with the prior year’s methodology with regard to the accrual of unsupported cooperative advertising commitments.
The Company’s long-term obligations are for a portion of its capitalized leases, which is for certain office and warehouse equipment. The capitalized lease obligation liability decreased to $26,242 as of May 31, 2014 as compared to $30,195 as of November 30, 2013.
Stockholders’ equity decreased to $11,631,314 as of May 31, 2014 from $17,062,366 as of November 30, 2013. The decrease was due to decreases in retained earnings as a result of the combined net loss in the first and second quarters of fiscal 2014 and a decrease in unrealized gains on marketable securities. Unrealized gains or losses reflect the difference between the cost and market price of the Company’s marketable securities as of the date of the financial statements, net of any tax expense or benefit. See Note 4 of the consolidated financial statements for further information regarding the Company’s marketable securities. The Company issued 100,000 stock options to Richard Kornhauser, the Company's President and Chief Executive Officer on February 1, 2014. As a result, $8,100 was recorded as a deferred compensation expense in the second quarter of fiscal 2014 and additional paid-in capital was increased by the same amount.
The Company's cash flow had $2,378,934 that was used in operating activities for the first six months of fiscal 2014, as compared to $2,683,320 that was used in operating activities during the same period in fiscal 2013. The decrease in operating cash flow for the first six months of fiscal 2014 was mainly due to the combined net loss from continuing and discontinued operations of $5,376,271 and deferred income taxes of $3,122,793, offset partially by decreases in accounts receivable and inventory and an increase in accounts payable and accrued liabilities. Net cash provided by investing activities was $720,605 for the first six months of fiscal 2014, generated by the proceeds from the sale of some of the Company’s investments less a small amount of acquisition of equipment, as compared to $148,551 used in investing activities in the 2013 comparable period. Net cash used in financing activities during the first six months of fiscal 2014 was $3,695 as compared to $989,991 for the same period in fiscal 2013. The use of cash for the first six months of fiscal 2013 was higher due to the issuance of dividends.
Liquidity and Capital Resources
Liquidity is defined as the ability to generate adequate amounts of cash to meet short-term and long-term business needs. We assess our liquidity in terms of our total cash flow and the amounts of cash, short-term and long-term marketable securities on hand. Significant factors that could affect our liquidity include the following:

•	Cash flow generated or used by operating activities;

•	Loss from continuing operations;

•	Large product returns from customers which are deducted from cash remittances;

•	Dividend payments;

•	Capital expenditures.
Our primary capital needs are seasonal working capital requirements. As of May 31, 2014, the Company had cash of $1,536,996 and $408,455 of short-term marketable securities. The Company’s long term liabilities as of May 31, 2014, consist of long-term capitalized lease obligations of $26,242. The Company does not have any bank debt or a bank line of credit. The Company had net cash used in operations of $2,378,934 for the first six months of fiscal 2014. Of that amount, $1,208,626 was used in the first quarter of fiscal 2014 and $1,170,308 was used in the second quarter of fiscal 2014. If the Company continues to have net cash used in operations at this rate, the Company will not have sufficient cash to support its operations. Cash used in operations was driven by the large deductions from customers cash remittances as a result of returns of Gel Perfect and Mega-T. The Company recorded a reserve for mark down allowances and returns for the discontinued Gel Perfect brand of $1,957,011 during the second quarter of fiscal 2014. In addition, a reserve for mark down allowances and returns for Mega-T, the Company's dietary supplement brand was recorded in the amount of $2,061,059 during the second quarter of fiscal 2014. The reserves for both brands are estimates of the Company's liability as of May 31,2014. Actual amounts may differ from the estimate. The reserves are the amounts that the Company estimates will be deducted from future accounts receivable cash remittances from its retail customers. Returns and mark down allowances could have a severe impact on liquidity in future quarters and will result in further decreases to the Company's cash balance. The Company is currently in the process of negotiating a line of credit with a potential lender. In the event this is unsuccessful, it is possible the Company will not have sufficient cash resources to support its operations, including vendor payments, media and marketing programs. The Company is also working to complete its outsourcing of operations which is expected to result in additional cash flow savings to be realized over future quarters.
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
1 - Reserve for Returns—The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. The estimated reserve is based in part on historical returns as a percentage of gross sales. The current estimated return rate is 7.11% of gross sales. Management estimates that none of the returns received are placed back into inventory and will be disposed of. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account.
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
3 - Special Reserve for Gel Perfect and Mega-T - The special reserve for both brands was calculated based on an estimate of the inventory of these two brands held by the Company's retail customers that could be returned to the Company. In addition, the Company considered the current mark down contracts that had been issued as of May 31, 2014, new mark down contracts that will be issued and the potential success of the mark down programs. To the extent that mark down programs are successful, the Company's liability for returns is reduced.
4 - Inventory Obsolescence Reserve – Management reviews the inventory records on a monthly basis. Management deems to be obsolete finished good items that are no longer being sold, and have no possibility of sale within the ensuing twelve months. Components and raw materials are deemed to be obsolete if management has no planned usage of those items within the ensuing twelve months. In addition, management conducts periodic testing of inventory to make sure that the value reflects the lower of cost or market. If the value is below market, a provision is made within the inventory obsolescence reserve. This reserve is adjusted monthly, with changes recorded as part of cost of sales in the results of operations.
5 - Deferred Taxes - The deferred taxes are an estimate of the future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the loss incurred in fiscal 2013 and the first half of fiscal 2014, the benefit of which will be carried forward into future tax years.   Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized.  Management has estimated that it will utilize the entire deferred tax asset in future years based on anticipated future profitability which is contingent on the successful realization of anticipated cost savings associated with the outsourcing of many functions to The Emerson Group, the substantial reduction in personnel and a reduction in other expenses.  However, anticipated future profitability may be impacted if the Company’s sales decrease from current levels or due to other factors discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014 as supplemented in this Quarterly Report on Form 10-Q. The portion that management expects to utilize in fiscal 2014 is recorded as a short term asset, and the portion that management expects to utilize in fiscal years subsequent to fiscal 2014 is recorded as a long term asset.
6 - Co-operative Advertising Reserve – The co-operative advertising reserve is an estimate of the amount of the liability for the co-operative advertising agreements with the Company’s customers. A portion of the reserve that is estimated to be deducted from future payments is a direct reduction of accounts receivable. The portion that the Company estimates to be deducted from future invoices rather than current accounts receivable is recorded as an accrued expense. Management reviews the co-operative advertising agreements for the current fiscal year with its customers on a monthly basis and adjusts them based on actual co-operative advertising events. The Company maintains an open liability for co-operative advertising contracts for which a customer has not claimed a deduction for the three years prior to the current fiscal year. Management evaluates the open liability for the prior three years on a monthly basis to determine if the liability continues to exist. Changes to the reserve are charged as a current period expense.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s financial statements (See Item 1) record the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value). The investments are, categorically listed, in “Limited Partnership” and “Common Stock”, (which, primarily, are intended to be held to maturity). All of the Company’s $408,455 portfolio of investments (as of May 31, 2014) is invested in the "Limited Partnership" category. The Company does not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions. However, due to current securities market conditions, the Company cannot ascertain the risk of any future change in the market value of its investments.

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
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of May 31, 2014 the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control overall financial reporting.

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

The Company may experience liquidity problems
The Company may not have sufficient liquidity to fund future operating needs and our negative cash flow from operations may continue over the next twelve months due to high returns of Gel Perfect and Mega-T products. As previously disclosed, the Company has elected to discontinue the Gel Perfect brand of color nail polish. The Company has experienced very high returns of Gel Perfect. The Company has also experienced very high returns and decreased sales of Mega-T, the Company's dietary supplement brand. As a result of the high returns, the Company's cash position together with marketable securities decreased to $1,945,451 as of May 31, 2014 from $4,311,460 as of November 30,

2013. The Company has offered mark down allowances to its customers in order to increase retail sales and reduce the exposure for further returns, but there is no assurance that the mark down allowances will be successful. The Company estimates that it has a substantial liability for both returns and mark down allowances as of May 31, 2014, and accordingly has taken special reserves with $1,391,859 recorded as a reduction of accounts receivable and $2,626,211 recorded as an accrued liability . These are the amounts that the Company estimates will be deducted from future cash remittances from its retail customers. Returns and mark down allowances could have a severe impact on liquidity in future quarters and will result in further decreases to the Company's cash balance. The Company is currently in the process of negotiating a line of credit with a potential lender. In the event this is unsuccessful, it is possible the Company will not have sufficient cash resources to support its operations, including vendor payments, media and marketing programs. The Company continues to work to reduce its expenses, including completing its outsourcing of certain operations. The reduction in cash requirements as a result of additional outsourcing will be realized in future quarters, though it may not be sufficient in preventing a future liquidity problem.

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
Date: July 15, 2014

CCA INDUSTRIES, INC.

By:	/s/ STEPHEN A. HEIT
Stephen A. Heit Executive Vice President and Chief Financial Officer, and duly authorized signatory on behalf of Registrant