Form 10-Q
period 2014-08-31
CCA INDUSTRIES INC
filed 2014-10-14
CIK 721447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 14, 2014 there were (i) 6,038,982 shares of the issuer’s common stock, par value $0.01, outstanding; and (ii) 967,702 shares of the issuer’s Class A common stock, par value $0.01, outstanding.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Part I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31, 2014	November 30, 2013
ASSETS	(Unaudited)
Current assets:
Cash & cash equivalents	$1,041,061	$3,199,020
Trade Date Receivable	424,838	—
Short term investments & marketable securities	—	1,112,440
Accounts receivable, net of allowances of $2,143,157 and $1,081,277, respectively	4,527,853	5,473,452
Inventories, net of reserve for inventory obsolescence of $1,708,254 and $3,030,306, respectively	5,821,751	8,607,567
Prepaid expenses and sundry receivables	329,858	424,626
Prepaid and refundable income taxes	675,596	678,889
Deferred income taxes	2,878,218	2,668,747
Total Current Assets	15,699,175	22,164,741

Property and equipment, net of accumulated depreciation and amortization	1,284,762	1,489,799
Intangible assets, net of accumulated amortization	746,864	762,193
Deferred income taxes	4,524,312	1,921,016
Other	—	8,000
Total Assets	$22,255,113	$26,345,749

LIABILITIES AND CAPITAL
Current Liabilities:
Accounts payable & accrued liabilities	$10,012,663	$9,246,072
Capitalized lease obligations - current portion	7,507	7,116
Total current liabilities	10,020,170	9,253,188
Capitalized lease obligations	24,215	30,195
Total Liabilities	10,044,385	9,283,383

Shareholders' Equity:
Preferred stock, $1.00 par, authorized 20,000,000 none issued	—	—
Common stock, $.01 par, authorized 15,000,000 shares, issued and outstanding 6,038,982 and 6,038,982 shares, respectively	60,390	60,390
Class A common stock, $.01 par, authorized 5,000,000 shares, issued and outstanding 967,702 and 967,702 shares, respectively	9,677	9,677
Additional paid-in capital	2,347,949	2,329,049
Retained earnings	9,792,712	14,480,872
Unrealized gains on marketable securities	—	182,378
Total Shareholders' Equity	12,210,728	17,062,366
Total Liabilities and Shareholders' Equity	$22,255,113	$26,345,749
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS(UNAUDITED)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2014	2013	2014	2013
Revenues:
Sales of health and beauty aid products - net	$7,807,019	$7,184,900	$24,650,057	$23,249,853
Other income	210,242	(7,916)	454,785	50,514
Total Revenues	8,017,261	7,176,984	25,104,842	23,300,367
Costs and Expenses:
Cost of sales	4,069,779	3,432,693	11,664,448	11,030,601
Selling, general and administrative expenses	2,691,494	4,566,879	9,741,090	14,303,516
Advertising, cooperative and promotional expenses	1,440,512	318,002	4,278,656	1,501,997
Research and development	107,781	211,223	371,996	557,837
Bad debt (recovery) expense	(4,462)	31,506	(26,802)	4,825
Interest expense	551	1,141	2,077	1,602
Total Costs and Expenses	8,305,655	8,561,444	26,031,465	27,400,378
Restructuring Costs	24,821	—	555,343	—
Total Costs and Expenses	8,330,476	8,561,444	26,586,808	27,400,378
(Loss) before (Benefit from) Income Taxes	(313,215)	(1,384,460)	(1,481,966)	(4,100,011)
(Benefit from) income taxes	(114,105)	(455,160)	(544,788)	(1,461,085)
(Loss) from Continuing Operations	$(199,110)	$(929,300)	$(937,178)	$(2,638,926)
Discontinued Operations
Income (loss) from Operations of Discontinued Brands	1,395,662	203,219	(5,931,449)	1,046,871
Provision for (Benefit from) income taxes	508,441	66,811	(2,180,468)	373,064
Income (Loss) from Discontinued Operations	887,221	136,408	(3,750,981)	673,807
Net Income (Loss)	$688,111	$(792,892)	$(4,688,159)	$(1,965,119)

Earnings per Share:
Basic
Continuing Operations	$(0.03)	$(0.13)	$(0.13)	$(0.38)
Discontinued Operations	$0.13	$0.02	$(0.54)	$0.10
Income (Loss)	$0.10	$(0.11)	$(0.67)	$(0.28)
Diluted
Continuing Operations	$(0.03)	$(0.13)	$(0.13)	$(0.38)
Discontinued Operations	$0.13	$0.02	$(0.54)	$0.10
Income (Loss)	$0.10	$(0.11)	$(0.67)	$(0.28)
Weighted Average Common Shares Outstanding
Basic	7,006,684	7,035,235	7,006,684	7,047,993
Diluted	7,006,684	7,035,235	7,006,684	7,047,993
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2014	2013	2014	2013
(Loss) Income from Continuing Operations	$(199,110)	$(929,300)	$(937,178)	$(2,638,926)
Income (Loss) from Discontinuing Operations	$887,221	136,408	(3,750,981)	673,807
Net Income (Loss)	$688,111	$(792,892)	$(4,688,159)	$(1,965,119)
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Securities:
Unrealized holding gain arising during the period, net of tax	10,329	37,197	36,888	86,601
Less: reclassification adjustment for (gain) included in net income (loss), net of tax	(127,124)	—	(219,266)	—
Comprehensive Income (Loss) (Note 3, Note 11)	$571,316	$(755,695)	$(4,870,537)	$(1,878,518)
Unrealized holding gain for the quarters ended August 31, 2014 and 2013 is net of deferred tax expense from unrealized gain of $6,054 and $21,755, respectively.
Unrealized holding gain for the nine months ended August 31, 2014 and 2013 is net of deferred tax expense from unrealized gain of $21,581 and $50,650, respectively.
The reclassification adjustment for the quarter ended August 31, 2014 and 2013 is net of a deferred tax expense of $74,341 and $0, respectively.
The reclassification adjustment for the nine months ended August 31, 2014 and 2013 is net of a deferred tax expense of $128,244 and $0, respectively.

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended August 31,
	2014	2013
Cash Flows from Operating Activities:
Net Loss	$(4,688,159)	$(1,965,119)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	257,034	238,198
Change in allowance for bad debts	(26,802)	4,825
Deferred compensation	18,900	—
(Gain) on sale of securities	(347,490)	—
Deferred income taxes	(2,706,124)	(1,181,620)
Loss on write off of fixed assets	24,763	—
Change in Operating Assets & Liabilities:
Decrease in accounts receivable	972,401	754,686
Decrease (increase) in inventory	2,785,816	(1,364,595)
Decrease in insurance claim receivable	—	800,000
Decrease (increase) in prepaid expenses and other receivables	94,768	(55,896)
Decrease in prepaid income and refundable income tax	3,293	64,288
Decrease in other assets	8,000	12,000
Increase (decrease) in accounts payable and accrued liabilities	766,591	(789,369)
(Decrease) in income taxes payable	—	(9,440)
Net Cash Used in Operating Activities	(2,837,009)	(3,492,042)
Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(64,357)	(690,815)
Proceeds from sale of property, plant and equipment	2,925	—
Purchase of marketable securities	—	(153,000)
Trade date receivables	(424,838)	—
Proceeds from sale and maturity of investments	1,170,909	400,000
Net Cash Provided by (used in) Investing Activities	684,639	(443,815)
Cash Flows from Financing Activities:
Increase in capital lease obligation	—	24,336
Payments for capital lease obligations	(5,589)	(2,484)
Purchase of Company stock and retirement	—	(155,215)
Dividends paid	—	(987,622)
Net Cash Used in Financing Activities	(5,589)	(1,120,985)
Net (Decrease) in Cash	(2,157,959)	(5,056,842)
Cash and Cash Equivalents at Beginning of Period	3,199,020	9,828,681
Cash and Cash Equivalents at End of Period	$1,041,061	$4,771,839
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,077	$1,602
Income taxes	$1,841	$40,200

See Notes to Consolidated Financial Statements

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three month period ended August 31, 2014 are not necessarily indicative of the results that may be expected for the entire year ended November 30, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2013. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

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
Short-Term Investments and Marketable Securities:

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Short-term investments and marketable securities consist of limited partnerships and equity securities. The Company has classified its investments as Available-for-Sale securities and any unsettled purchase/sale activity is realized on the trade date basis. Accordingly, such investments are reported at fair market value, with the resultant unrealized gains and losses reported as a separate component of shareholders' equity. Fair value for Available-for-Sale securities is determined by reference to quoted market prices or other relevant information.
Accounts Receivable:
Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowance for cooperative advertising and reserves for returns which are anticipated to be taken as credits against the balances as of August 31, 2014. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.
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
Depreciation and amortization are provided utilizing the straight-line method over the following estimated useful lives or lease terms of the assets, whichever is shorter:

Machinery and equipment	5-7 Years
Furniture and fixtures	3-10 Years
Tools, dies and masters	3 Years
Transportation equipment	5 Years
Leasehold improvements	Shorter of the remaining economic life or the remaining life of the lease (7 years 9 months)
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets:
Long-lived assets are assets in which the Company has an economic benefit for longer than twelve months from the date of the financial statement. Long-lived assets include property and equipment, intangible assets and other assets. The Company evaluates impairment losses on long-lived assets used in operations when events and circumstances indicate that the asset might be impaired. If the review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to its fair value. Fair value will be determined based on discounted cash flows or appraisals. Impairments are recorded in the statement of operations as part of selling, general and administrative expenses. No impairments were recorded in the nine months ended August 31, 2014 and 2013.
Financial Instruments:
The carrying value of the short-term investments are recorded at fair value based on quoted market prices. The carrying value of the other assets and liabilities considered financial instruments approximate their respective fair value due to the short-term nature of the investment.
Revenue Recognition: (See also Cooperative Advertising)
The Company recognizes sales in accordance with ASC Topic 605 “Revenue Recognition”. Revenue is recognized upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Included in sales incentives are coupons that the Company issues that are redeemed by its customers. Redemptions are handled by a coupon national clearing house. The Company also has estimated that there is an approximate six week lag in coupon redemptions, with the estimated cost recorded as an accrued liability. Although no legal right of return exists between the customer and the Company, returns, including return of unsold products, are accepted if it is in the best interests of the Company's relationship with the customer. The Company, therefore, records a reserve for returns based on the historical returns as a percentage of sales in the five preceding months and specific reserve based on customer circumstances and product circumstances. Those returns which are anticipated to be taken as credits against the balances as of August 31, 2014 are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Changes in the estimated coupon reserve and sales return reserve are recorded to Sales of health and beauty aid products - net, in the Consolidated Statement of Operations.
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
Shipping Costs:
The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. Shipping costs included for the three months ended August 31, 2014 and August 31, 2013 were $207,357 and $585,734, respectively. For the nine months ended August 31, 2014 and 2013 shipping costs were $862,254 and $2,072,771, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs:
The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the three months ended August 31, 2014 and August 31, 2013 were $1,440,512 and $318,002, respectively. Advertising, cooperative and promotional expenses for the nine months ended August 31, 2014 and 2013 were $4,278,656 and $1,501,997 , respectively.
Research and Development Costs:
The Company's policy for financial reporting is to charge research and development costs to expense as incurred. Research and development costs for the three months ended August 31, 2014 and August 31, 2013 were $107,781 and $211,223, respectively. Research and development costs to expense as incurred. Research and development costs for the nine months ended August 31, 2014 and 2013 were $371,996 and $557,837, respectively.
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
Income Taxes:
Income taxes are accounted for under ASC Topic 740 “Income Taxes”, which utilizes the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the losses incurred in fiscal 2013 and fiscal 2014 year to date, the benefit of which will be carried forward into future tax years. Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized. Management has estimated that it will utilize the entire deferred tax asset in future years based on anticipated future profitability which is contingent on the successful realization of anticipated cost savings associated with the outsourcing of many functions to The Emerson Group, the substantial reduction in personnel and a reduction in other expenses.  However, anticipated future profitability may be impacted if the Company’s sales decrease from current levels or due to other factors discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014 as supplemented in this Form 10-Q. The portion that management expects to utilize in fiscal 2014 is recorded as a short term asset, and the portion that management expects to utilize in fiscal years subsequent to fiscal 2014 is recorded as a long term asset. (See NOTE 14 - Restructuring for further detail).

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of August 31, 2014 and November 30, 2013. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
Tax Credits:
Tax credits, when present, are accounted for using the flow-through method as a reduction of income taxes in

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Stock Options:
ASC Topic 718, “Stock Compensation,” requires stock grants to employees to be recognized in the consolidated statement of operations based on their fair values. The Company issued 100,000 stock options to Richard Kornhauser, the Company's President and Chief Executive Officer on February 1, 2014. As a result,deferred compensation expense for the three months ended August 31, 2014 was $8,100 and for nine months ended August 31, 2014 was $18,900. These amounts are included as an expense in selling, general and administrative expenses, and recorded as in increase in additional paid-in capital by the same amount.
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
In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers". This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of good or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, we will adopt this ASU on January 1, 2017. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and our management is currently evaluating which transition approach to use. We are currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements and related disclosures.
NOTE 4 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
Short-term investments and marketable securities, which consist of limited partnerships and common stock, are stated at market value. The Company had classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold within the ensuing twelve months. The cost and market values of the investments at August 31, 2014 and November 30, 2013 were as follows:

	August 31, 2014		November 30, 2013
	COST	MARKET	COST	MARKET
Current:
Limited partnership	—	—	223,348	354,050
Common stock	—	—	600,046	758,390
Total Current	$—	$—	$823,394	$1,112,440
As of August 31, 2014, the Company had total unrealized gains on its investments of $0, as all investments were liquidated during the third quarter of fiscal 2014.
The Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures” as of December 1, 2007, which expands disclosures about investments that are measured and reported at fair market value. ASC Topic 820

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	August 31,	Quoted Market Price in Active Markets	Significant Other Observable Inputs
Description	2014	(Level 1)	(Level 2)
Limited partnership	—	—	—
Total	$—	$—	$—

	November 30,	Quoted Market Price in Active Markets	Significant Other Observable Inputs
Description	2013	(Level 1)	(Level 2)
Limited partnership	354,050	354,050	—
Common stock	758,390	758,390	—
Total	$1,112,440	$1,112,440	$—

NOTE 5 - INVENTORIES
The components of inventory consist of the following:

	August 31, 2014	November 30, 2013
Raw materials	$3,372,099	$5,948,457
Finished goods	2,449,652	2,659,110
	$5,821,751	$8,607,567
At August 31, 2014 and November 30, 2013, the Company had a reserve for obsolescence of $1,708,254 and $3,030,306, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	August 31, 2014	November 30, 2013
Machinery and equipment	$177,624	$156,810
Furniture and equipment	769,780	771,988
Tools, dies and masters	447,312	494,166
Transportation equipment	44,076	44,076
Capitalized lease obligations	41,326	62,140
Web Site	20,000	20,000
Leasehold improvements	1,095,955	1,090,798
	$2,596,073	$2,639,978
Less: Accumulated depreciation	1,311,311	1,150,179
Property and Equipment—Net	$1,284,762	$1,489,799
Depreciation expense for the three months ended August 31, 2014 and August 31, 2013 amounted to $78,903 and $77,762, respectively. Depreciation expense for the nine months ended August 31, 2014 and 2013 amounted to $241,705, and $222,852, respectively.

NOTE 7 - INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for eleven product lines.

	August 31, 2014	November 30, 2013
Patents and trademarks	$932,896	$932,896
Less: Accumulated amortization	186,032	170,703
Intangible Assets - Net	$746,864	$762,193

Patents are amortized on a straight-line basis over their legal life of 17 years. Trademarks have an indefinite life and are reviewed annually for impairment or more frequently if impairment indicators occur. Amortization expense for the three months ended August 31, 2014 and August 31, 2013 amounted to $5,110 and $5,116, respectively. Amortization expense for the nine months ended August 31, 2014 and 2013, was $15,329 and $15,347, respectively. Estimated amortization expenses for the years ending November 30, 2014, 2015, 2016, 2017 and 2018 are $20,439, $20,421, $20,421, $20,421 and $421, respectively.

NOTE 8 - ACCRUED EXPENSES
The following items which exceeded 5% of total current liabilities are included in accrued expenses as of:

	August 31, 2014	November 30, 2013
Co-operative advertising	$2,607,047	$3,218,259
Media	$1,468,144	$—
Accrued returns	$874,709	$1,045,458

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - OTHER INCOME
Other income consists of the following:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2014	2013	2014	2013
Interest and dividend income	$4,747	$7,932	$17,955	$31,973
Realized gain on sale of securities	201,465	—	347,490	—
Royalty income	3,230	(15,849)	9,230	17,997
Miscellaneous	800	1	80,110	544
Total Other income (loss)	$210,242	$(7,916)	$454,785	$50,514
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
The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of August 31, 2014 and August 31, 2013. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were penalties and related interest of $54 for the nine months ended August 31, 2014, and $586 for the nine months ended August 31, 2013. Penalties are recorded in selling, general and administrative expenses.
As of August 31, 2014, the Company had unrealized gain on its investments of $0. This amount was reduced by a deferred tax expense of $0. The deferred tax expense for the nine months ended August 31, 2014 has been recorded as part of the deferred tax asset, and offset against the unrealized gains on marketable securities reported on the consolidated balance sheet. The charitable contributions portion of the deferred tax asset has $275,391 that has been reclassified as a long-term asset, based on an estimate of the amount that will be realizable in periods greater than twelve months from August 31, 2014.

At August 31, 2014 and November 30, 2013, respectively, the Company had temporary differences arising from the following:

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES

	August 31, 2014
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term Asset
Depreciation	$(1,076,428)	$(397,241)	$—	$(397,241)
Reserve for bad debts	29,577	10,915	10,915	—
Reserve for returns	2,988,289	1,102,789	1,102,789	—
Reserve for obsolete inventory	1,708,254	630,408	630,408	—
Vacation accrual	179,247	66,149	66,149	—
Charitable contributions	996,245	367,651	92,259	275,391
Section 263A costs	143,906	53,106	53,106	—
Loss carry forward	15,089,973	5,568,753	922,592	4,646,162
Net deferred tax asset (liability)		$7,402,530	$2,878,218	$4,524,312

	November 30, 2013
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term (Liability)
Depreciation	$(980,638)	$(361,891)	$—	$(361,891)
Unrealized (gain) on investments	(289,021)	(106,669)	(106,669)	—
Reserve for bad debts	56,513	20,855	20,855	—
Reserve for returns	2,070,223	763,988	763,988	—
Reserve for obsolete inventory	3,030,306	1,118,294	1,118,294	—
Vacation accrual	252,117	93,040	93,040	—
Charitable contributions	988,611	364,833	9,964	354,869
Section 263A costs	212,794	78,529	78,529	—
Loss carry forward	7,096,270	2,618,784	690,746	1,928,038
Net deferred tax asset (liability)		$4,589,763	$2,668,747	$1,921,016

Income tax (benefit) expense is made up of the following components:

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES

	Three Months Ended		Nine Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Continuing Operations
Current tax - Federal	$—	$—	$—	$—
Current tax - State & Local	2,000	70,490	6,000	93,599
Deferred tax	(116,105)	(525,650)	(550,788)	(1,554,684)
Tax - Continuing Operations	$(114,105)	(455,160)	(544,788)	$(1,461,085)
Discontinued Operations
Current tax - Federal	—	—	—	—
Current tax - State & Local	—	—	—	—
Deferred tax	508,441	66,811	(2,180,468)	$373,064
Tax - Discontinued Operations	$508,441	$66,811	$(2,180,468)	$373,064

Prepaid and refundable income taxes are made up of the following components:

Prepaid and refundable income taxes	Federal	State & Local	Total
August 31, 2014	$337,532	$338,064	$675,596
November 30, 2013	$337,532	$341,357	$678,889

A reconciliation of the (benefit from) provision for income taxes computed at the statutory rate to the effective rate for the three months ended August 31, 2014, and August 31, 2013 is as follows:

	Three Months Ended		Three Months Ended
	August 31, 2014		August 31, 2013
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Continuing Operations
(Benefit from) income taxes at federal statutory rate	$(106,493)	34.00%	$(470,716)	34.00%
Changes in (benefit) provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	(9,083)	2.90%	(40,149)	2.90%
Non-deductible expenses and other adjustments	1,471	(0.47)%	55,705	(4.02)%
(Benefit from) income taxes at effective rate	(114,105)	36.43%	(455,160)	32.88%
Discontinued Operations
(Benefit from) income taxes at federal statutory rate	$474,525	34.00%	$69,094	34.00%
Changes in Provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	40,474	2.90%	5,894	2.90%
Non-deductible expenses and other adjustments	(6,558)	(0.47)%	(8,177)	(4.02)%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES

Provision for income taxes at effective rate for Discontinued Operations	$508,441	36.43%	$66,811	32.88%

Total provision for (benefit from) income taxes at effective rate	$394,336	36.43%	$(388,349)	32.88%

	Nine Months Ended		Nine Months Ended
	August 31, 2014		August 31, 2013
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Continuing Operations
Benefit from income taxes at statutory rate	$(503,868)	34.00%	$(1,394,004)	34.00%
Changes in (benefit) provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	(42,977)	2.90%	(118,900)	2.90%
Non-deductible expenses and other adjustments	2,057	(0.14)%	51,819	(1.26)%
(Benefit from) income taxes at effective rate	$(544,788)	36.76%	$(1,461,085)	35.64%
	Nine Months Ended		Nine Months Ended
	August 31, 2014		August 31, 2013
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Discontinued Operations
(Benefit from) provision for income taxes at federal statutory rate	$(2,016,693)	34.00%	$355,936	34.00%
Changes in (benefit) provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	(172,012)	2.90%	30,359	2.90%
Non-deductible expenses and other adjustments	8,237	(0.14)%	(13,231)	(1.26)%
(Benefit from) provision for income taxes at effective rate	$(2,180,468)	36.76%	$373,064	35.64%

Total (benefit from) income taxes at effective rate	$(2,725,256)	36.76%	$(1,088,021)	35.64%

NOTE 12 - STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted ASC Topic 718, "Stock Compensation" which requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the financial statements. On February 1, 2014, the Company granted incentive stock options for 100,000 shares to Richard Kornhauser, its President and Chief Executive Officer at $3.40 per share. The closing price of the Company's stock on the date of the grant was $3.04 per share. The options vest in equal 20% increments commencing on October 17, 2014, and for each of the four subsequent anniversaries of such date. The options expire on January 31, 2019. The Company has estimated the fair value of the options granted to be $114,000 as of the grant date, which amount shall

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

be amortized as an expense over a five year period. Accordingly, the Company recorded a charge against earnings in the amount of 8,100 for the three months ended August 31, 2014 and $18,900 for the nine months ended August 31, 2014.

NOTE 13 - INCOME (LOSS) PER SHARE
Basic income(loss) earnings per share is calculated using the average number of common shares outstanding. Diluted income (loss) earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock method”.

	Three Months Ended		Nine Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Net Income (loss) income available for common shareholders	$688,111	$(792,892)	$(4,688,159)	$(1,965,119)
Weighted average common shares outstanding-Basic	7,006,684	7,035,235	7,006,684	7,047,993
Net effect of dilutive stock options	—	—	—	—
Weighted average common shares and common shares equivalents—Diluted	7,006,684	7,035,235	7,006,684	7,047,993

Earning per Share:
Basic
Continuing Operations	$(0.03)	$(0.13)	$(0.13)	$(0.38)
Discontinued Operations	$0.13	$0.02	$(0.54)	$0.10
Income (Loss)	$0.10	$(0.11)	$(0.67)	$(0.28)

Diluted
Continuing Operations	$(0.03)	$(0.13)	$(0.13)	$(0.38)
Discontinued Operations	$0.13	$0.02	$(0.54)	$0.10
Income (Loss)	$0.10	$(0.11)	$(0.67)	$(0.28)

NOTE 14 - RESTRUCTURING
On January 20, 2014, the Company announced that its Board of Directors has approved management’s plan to restructure the Company’s operations, and enter into a key business partnership with The Emerson Group, a premier sales and marketing company located in Wayne, Pennsylvania. As part of this change, the Company has outsourced to Emerson certain sales and administrative functions effective February 1, 2014. In addition, warehousing and shipping was outsourced to Ozburn-Hessey Logistics "OHL", one of the largest integrated global supply chain management companies in the United States. The Company’s inventory was moved to an OHL-managed facility in Indianapolis, Indiana and shipping commenced from there as of the week of February 3, 2014. A key benefit of the outsourcing move is that it shifted a substantial portion of the Company’s current fixed costs into a variable cost structure moving forward which can ultimately help keep expenses in better alignment with any future revenue generated by its brands. This action could also potentially save the Company over $3,500,000 per year in overhead expenses over the course of the first twelve months following the effective date of the outsourcing transition based on performance of its brands in fiscal 2014. As a result of the outsourcing, the Company will have reduced its work force from 97 to 24 employees when complete. As of August 31, 2014, the Company's workforce has been reduced to 43 employees. The reduction

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

began as of February 1, 2014, with personnel leaving through January 2015. The Company has estimated that it will incur severance costs related to the reduction in work force of $530,522, reduced from February 28, 2014 amount of $547,047 by $16,525. As of August 31, 2014, the Company had paid $438,433 in severance costs, with the balance of $92,089 to be paid during the fourth quarter of fiscal 2014 and the first quarter of fiscal 2015.

NOTE 15 - DISCONTINUED OPERATIONS
The Company discontinued the Gel Perfect color nail polish business effective as of May 31, 2014. The Gel Perfect brand had declining sales in fiscal 2013 and fiscal 2014 to date. Net sales for the nine months ended August 31, 2014 were $(2,340,938). The negative net sales were due to the large amount of returns received during the period. In addition, the Company has recorded a reserve for returns of $1,957,011 as of May 31, 2014 based on the liability with its retail customers for potential returns or mark down agreements. The expense as a result of recording the reserve for returns is reflected as a reduction of net sales. As of August 31, 2014, $1,618,123 of the specific reserve for returns has not been utilized.
During the third quarter of fiscal 2014 the Company discontinued its operations of the Mega-T brand of weight loss and dietary supplement business and on August 26, 2014, the Company entered into an asset purchase agreement (“Asset Purchase Agreement”) with Mega-T, LLC (“LLC”), an entity formed by Casla Partners Capital Fund I, LP for the sale of inventory, trademarks and other intellectual property rights related to the Mega-T brand. Under the Asset Purchase Agreement, the Company sold its inventory consisting of finished goods, work-in-process, raw materials and packaging supplies, as well as the related trademarks, domain names and goodwill of the Mega-T brand with a total value of $2,053,934 to LLC. In consideration of the sale, LLC assumed all of the liabilities related to returns, co-operative advertising and contract markdowns that occurred prior to the transaction date but have not yet been deducted by the retailers up to a maximum liability of $2,250,000. LLC also assumed liabilities for all outstanding purchase orders as long as it receives the inventory from the vendors and any obligations that arise subsequent to the transaction date that related to LLC’s operations of the Mega-T business. The Company is responsible for paying the vendors for any inventory received by the Company prior to the transaction date. The Company decided to sell the Mega-T brand in order to focus its resources behinds its five remaining core brands.
The following table summarizes those components of the statement of operations for discontinued for the three months ended August 31, 2014 and 2013 :

	Three Months Ended August 31,			Three Months Ended August 31,
	2014				2013
	Mega	GP	Total	Mega	GP	Total
Net Sales	$1,069,946	$385,028	$1,454,974	$2,175,033	$382,894	$2,557,927

Income before Provision for
Income Taxes	1,514,597	(118,934)	1,395,663	687,414	(484,195)	203,219

Provision for Income Tax	551,769	(43,328)	508,441	225,997	(159,186)	66,811

Net Income (Loss)	$962,828	$(75,606)	$887,222	$461,417	$(325,009)	$136,408

Earnings (loss) per Share:
Basic	$0.14	$(0.01)	$0.13	$0.07	$(0.05)	$0.02
Diluted	$0.14	$(0.01)	$0.13	$0.07	$(0.05)	$0.02

Weighted average shares outstanding
Basic	7,006,684	7,006,684	7,006,684	7,035,235	7,035,235	7,035,235
Diluted	7,006,684	7,006,684	7,006,684	7,035,235	7,035,235	7,035,235

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes those components of the statement of operations for discontinued for the nine months ended August 31, 2014 and 2013 :

	Nine Months Ended August 31,			Nine Months Ended August 31,
	2014				2013
	Mega	GP	Total	Mega	GP	Total
Net Sales	$250,140	$(2,340,938)	$(2,090,798)	$6,054,286	$3,442,119	$9,496,405

Income before Provision for
Income Taxes	(1,458,009)	(4,473,440)	(5,931,449)	2,003,989	(957,118)	1,046,871

Provision for Income Tax	(535,981)	(1,644,487)	(2,180,468)	714,144	(341,080)	373,064

Net (Loss) Income	$(922,028)	$(2,828,953)	$(3,750,981)	$1,289,845	$(616,038)	$673,807

Earnings (loss) per Share:
Basic	$(0.13)	$(0.40)	$(0.54)	$0.18	$(0.09)	$0.09
Diluted	$(0.13)	$(0.40)	$(0.54)	$0.18	$(0.09)	$0.09

Weighted average shares outstanding
Basic	7,006,684	7,006,684	7,006,684	7,047,993	7,047,993	7,047,993
Diluted	7,006,684	7,006,684	7,006,684	7,047,993	7,047,993	7,047,993

NOTE 16 – SUBSEQUENT EVENTS

On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. The line of credit and term loan have an interest rate of 6% and mature on December 5, 2015. The advances made under these loan agreements are subject to a borrowing base calculation that includes 80% of the eligible accounts receivable plus 50% of the value of the eligible inventory. All amounts outstanding under these agreements are secured by a first priority security interest in all of the assets of the Company. On the closing date, the Company received the $1,000,000 from the term loan and advanced $600,000 on the line of credit.

Contemporaneously with the signing of the Agreement, the Company issued a Warrant to Purchase Common Stock (the “Warrant”) to Capital whereby Capital may acquire upon exercise of the Warrant up to 24% of the Company’s total outstanding Common Stock and Class A Common Stock as of the date of exercise. The Warrant may be exercised in whole or in part at any time during the exercise period which is five years from the date of the Warrant. The Warrant bears a purchase price of $3.17 per share, subject to adjustments. The Company has thirty days to have the stock issuable under the Warrant registered on the NYSE MKT otherwise the Company will be considered in default of its Agreement. Upon default, Capital may declare that the entire principal and interest outstanding at that time to be immediately due and payable. The lender has extended the date for the stock issuable under the Warrant to be registered, and no events of default exist.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 5, 2014, the Company entered into Separation Agreements with its two founding shareholders, David Edell and Ira Berman, (the “Founders”) whereby they are no longer required to perform any consulting services pursuant to their Amended and Restated Employment Agreements. The Company made a payment of $1,000,000 to the Founders on the separation date and is required per the Separation Agreements to make an additional payment of $200,000 to the Founders on October 1, 2015 and pay $794,620 in fifteen equal monthly installments of $52,975 commencing on October 3, 2014. In a related transaction, the Founders entered into a Stock Purchase Agreement with Capital Preservation Holdings, LLC in which they sold 100% (967,702 shares) of their Class A Common Stock and 200,000 shares of Common Stock. Capital Preservation Holdings, LLC may be deemed to have a controlling interest in the Company since they are the holders of the Class A Common Stock which has the right to elect four of the seven directors to the Board and it holds a 16.67% ownership interest. Richard Kornhauser, President and Chief Executive Officer

and Stephen A. Heit, Executive Vice President and Chief Financial Officer, have a minority interest in Capital Preservation Holdings, LLC.

On the closing date of these transactions, David Edell and Drew Edell resigned from their positions on the Company’s Board. David Edell was elected to the Board by the Class A Common Stockholders and Drew Edell was elected by the Common Stockholders. In accordance with the Company’s Amended and Restated Bylaws, the Board appointed Richard Kornhauser as the Class A Common Stock Director and Stephen A. Heit and Josephine Belli as Common Stock Directors. They will each serve as directors of the Company until the next annual meeting of the stockholders.

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
Overview
For the three months ended August 31, 2014, the company had a net loss from continuing operations of $199,110, and a loss per share, basic and fully diluted of $0.03 as compared to a net loss of $929,300, and a loss per share, basic and fully diluted of $0.13 for the same period in fiscal 2013. For the three months ended August 31, 2014, the Company had net income from discontinued operations of $887,221, and earnings per share, basic and fully diluted of $0.13 as compared to net income of $136,408, and earnings per share, basic and fully diluted, of $0.02 for the same period in fiscal 2013. The total of continuing and discontinued operations for the three months ended August 31, 2014 was net income of $688,111 compared to net loss of $792,892 for the same period ended August 31, 2013. The total earnings per share, basic and fully diluted was $0.10 for the three months ended August 31, 2014 compared to losses per share, basic and fully diluted of $0.11 for the same period ended August 31, 2013. The gain was due to the sale of the Company's dietary supplement brand, Mega-T, in the third quarter of fiscal 2014 (see Note 15 to the financial statements for further information regarding the sale of Mega-T). As of August 31, 2014, the Company had $15,699,175 in current assets and $10,020,170 in current liabilities. The Company had decided to discontinue the Gel Perfect brand in the second quarter of fiscal 2014. Accordingly, the Company has shown the results of operations pertaining to the Gel Perfect and Mega-T brands as Discontinued Operations in the Consolidated Statement of Operations for the quarters and nine months ended August 31, 2014 and August 31, 2013.
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
The Company completed most of this restructuring, which includes our outsourcing arrangement and reduction in work force, during the Company's second fiscal quarter of 2014 . The Company is also outsourcing other operations, including shipments to international customers, and estimates that all restructuring will be completed by the end of the first quarter of fiscal 2015. The Company estimated that it would incur costs related to the reduction in work force of $555,343, which was recorded as an expense in the Company's first quarter of fiscal 2014.
The Company announced on September 5, 2014, that it had entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000 (see Note 16 to the financial statements for further information). In addition, the Company entered into Separation Agreements on the same date with its two founding shareholders, David Edell and Ira Berman, (the “Founders”) whereby they are no longer required to perform any consulting services pursuant to their Amended and Restated Employment Agreements. The Company made a payment of $1,000,000 to the Founders on the separation date and is required per the Separation Agreements to make an additional payment of $200,000 to the Founders on October 1, 2015 and pay $794,620 in fifteen equal monthly installments of $52,975 commencing on October 3, 2014. The Company will record the payments of $1,000,000 and $200,000 as an expense in the fourth quarter of fiscal 2014. The payments totaling $794,620 were recorded as an expense on the Company's financial statements during the nine months ended August 31, 2014.
Emerson Outsourcing Agreement

On January 20, 2014, the Company entered into a Sales Representation Agreement (the “Sales Agreement”) with S. Emerson Group, Inc. and an Outsourcing Services Agreement with Emerson Healthcare, LLC (the “Services Agreement”), each of which became effective February 1, 2014. Under the Sales Agreement, the Company appointed S. Emerson as its non-exclusive sales representative to carry out all the Company’s selling functions with the retail trade within the United States, including sales, marketing and promotion planning services. The initial term of the Sales Agreement is six months followed by successive six month automatic renewal terms unless six months’ prior written notice of non-renewal is provided by either party. The Sales Agreement may be terminated by either party upon six months’ prior written notice to the other party, and the Company may terminate the agreement upon less than six months’ notice subject to payment of a specified termination fee. The Company has continued the agreement. As consideration for the services rendered under the Sales Agreement, Emerson receives monthly commissions equal to a specified percentage of net sales of our products and the Company is responsible for a pro rata portion of certain Emerson expenses associated with this representation.

Under the Services Agreement, Emerson provides all order processing, customer service, warehousing of inventory, shipping, logistics management, invoicing and collection of receivables on behalf of the Company. The initial term of the Services Agreement is six months followed by successive six month automatic renewal terms unless six months’ prior written notice of non-renewal is provided by either party. The Services Agreement may be terminated by either party upon six months’ prior written notice to the other party, and after the initial term, the Company may terminate the agreement upon less than six months’ notice subject to payment of a specified termination fee. The Company has continued the agreement. As consideration for the services rendered under the Services Agreement, Emerson is entitled to receive a monthly fee equal to a specified percentage of the gross sales of our products under the agreement. In addition, scheduled fees are payable to Emerson for freight, warehousing (storage and labor) and other itemized services rendered at Emerson’s warehouse, logistics terminal and shipping facility.
Operating Results for the Three Months Ended August 31, 2014
For the three months ended August 31, 2014, the Company had total revenues of $8,017,261 and a net loss from continuing operations of $199,110 after a tax benefit of $114,105. For the same three month period in 2013, total revenues were $7,176,984 and net loss from continuing operations of $929,300 after a tax benefit of $455,160. The basic and fully diluted loss per share from continuing operations was $0.03 for the third quarter of fiscal 2014 as compared to loss of $0.13 per share for the third quarter of fiscal 2013. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the third quarter of fiscal 2014 were reduced by $815,363 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense. In the same period of the prior year, net sales were reduced by $1,692,041 and trade promotion was offset by an equal reduction of that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income.
The Company’s net sales of health and beauty aid products increased $622,119 to $7,807,019 for the three months ended August 31, 2014 from $7,184,900 for the three months ended August 31, 2013, an increase of 8.66%. Net sales increased due to higher gross sales. Sales returns and allowances, not including sales incentives, were 10.45% of gross sales or $1,000,679 for the three months ended August 31, 2014 as compared to 10.31% or $935,820 for the same period last year. Sales incentives consist of co-operative advertising with the Company’s retail partners and coupons. The amount of co-operative advertising included in sales incentives decreased by $225,880 to $767,684 in the third quarter 2014 as compared to $993,564 in the same period in 2013. The cost of the coupons issued by the Company was $80,199 for the third quarter 2014 as compared to $435,598 for the same period in 2013. The Company has changed its marketing strategy to focus on media advertising rather than coupons. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.
The Company’s net sales, by category, for the third quarter 2014 as compared to the third quarter 2013 were:

	Three Months Ended August 31,
	2014		2013
Category	Net Sales	%TTL	Net Sales	%TTL
Skin Care	$3,842,296	49.2%	$3,139,996	43.7%
Oral Care	2,234,621	28.6%	2,335,560	32.5%
Nail Care	1,151,626	14.8%	1,161,255	16.2%
Fragrance	324,561	4.2%	310,678	4.3%
Miscellaneous	143,656	1.8%	161,654	2.2%
Analgesic	96,078	1.2%	64,925	0.9%
Hair	14,181	0.2%	10,832	0.2%
Total Continued Operations	$7,807,019	100.0%	$7,184,900	100.0%
Net sales were affected by the following factors:

•
Net sales of skin care products increased $702,300 for the three months ended August 31, 2014, as compared to the same period in 2013. The net sales increased due to higher gross sales, lower returns and lower sales incentives. Included in skin care is Sudden Change and Bikini Zone, which the Company advertised as part of its media program for fiscal 2014.

•
Net sales of oral care products decreased $100,939 for the three months ended August 31, 2014 as compared to the same period in fiscal 2013 due to increase in returns. The Company advertised the Plus White whitening kit as part of its media program for fiscal 2014.

•
Net sales of nail care products decreased $9,629 for the three months ended May 31, 2014 as compared to the same period in fiscal 2013. The nail care product category does not include Gel Perfect color nail polish , which was discontinued and reported as discontinued operations. The net sales of nail care products decreased due to lower gross sales, partially offset by lower returns and allowances.

Gross profit margins decreased to 47.9% for the three months ended August 31, 2014 from 52.2% for the same period in 2013. The gross margin decreased due to close out sales of discontinued product and write offs of obsolete inventory. The Company anticipates that the gross profit margin will increase in fiscal 2015 due to the effects of its restructuring program.
Selling, general and administrative expenses for the three months ended August 31, 2014 were $2,691,494 as compared to $4,566,879 for the three months ended August 31, 2013, a decrease of $1,875,385. The following factors contributed to the decrease:

•
Shipping costs decreased $378,377 in the third quarter of fiscal 2014 as compared to the same period in fiscal 2013. The decrease was mainly due to the outsourcing of logistics to OHL. The cost of shipping to the Company's customers prior to The Emerson Group outsourcing transaction, averaged approximately 4.8% of gross sales while the OHL shipping costs are estimated to average 1.6% of gross sales.

•
Personnel costs decreased $1,338,027 in the third quarter of fiscal 2014 as compared to the same period in fiscal 2013 due to the reduction in work force implemented as a result of the outsourcing plan.

•	Travel, meals and entertainment expenses decreased $107,088 in the third quarter of fiscal 2014 as compared to the same period in fiscal 2013 as a result of the decrease in personnel.

•	Consulting and related costs decreased $138,376 in the third quarter of fiscal 2014 as compared to the second quarter of fiscal 2013. The decrease was due to the termination of consulting contracts.

•	Commissions decreased $161,338 as a result of the outsourcing to the Emerson Group.

•	The decreases in selling, general and administrative expenses were offset by fees and expenses from the Emerson Group of $730,080.

•	The balance of the increase or decrease in expenses comprised a number of smaller expense categories.
Advertising, cooperative and promotions expenses for the three months ended August 31, 2014 were $1,440,512 as compared to $318,002 for the three months ended August 31, 2013. The increased expense of $1,122,510 was mainly comprised of an increase of media spending and commercial costs primarily for the Sudden Change, Plus White, Mega-T and Bikini Zone brands. The increased expense is part of the Company's marketing strategy to have a television advertising campaign focusing on its key brands.

The loss before benefit from income taxes was $313,215 for the quarter ended August 31, 2014 from continuing operations, and the benefit from income tax from continuing operations was $114,105.
The Company, as previously disclosed, discontinued the Gel Perfect nail color brand in the second quarter of fiscal 2014 and sold the Mega-T dietary supplement brand in the third quarter of fiscal 2014. Accordingly, the Company has recorded the results of the operations of both brands as discontinued operations in the consolidated statements of operations. Income before benefit from income taxes was $1,395,662 for the quarter ended August 31, 2014 from discontinued operations, and the provision for income tax was $508,441. The income was due to the sale of the Mega-T brand. The components of discontinued operations for the three months ended August 31, 2014 and 2013 were:

	Three Months Ended
	August 31, 2014	August 31, 2013
Revenues:
Sales of health and beauty-aid products-net	$1,454,974	$2,557,927
Total revenues	1,454,974	2,557,927
Costs and Expenses:
Cost of sales	794,249	1,627,475
Selling, general and administrative expenses	(1,463,741)	263,423
Advertising, cooperative and promotions	728,804	463,810
Total expenses	59,312	2,354,708
Income before provision for income taxes	1,395,662	203,219
Provision for income taxes	508,441	66,811
Income from Discontinued Operations	$887,221	$136,408

The effective tax benefit for the second quarter of fiscal 2014 was 36.4% of the net loss from continuing operations before tax and a tax provision of 36.4% of the income from discontinued operations as compared to a tax benefit of 32.9% of the net loss before tax for continuing and discontinued operations for the same period in fiscal 2013.
Comprehensive income, including continuing and discontinued operations, was $571,316 for the quarter ended August 31, 2014 as compared to comprehensive losses of $755,695 for the quarter ended August 31, 2013. The comprehensive income for the quarter ended August 31, 2014 reflects the Company’s net income of $688,111 from continuing and discontinued operations together with other comprehensive income consisting of unrealized gains less reclassification adjustments, net of provision for income tax, of $116,795. Further information regarding the Company’s investments can be found in Note 3 of the consolidated financial statements.
OPERATING RESULTS FOR THE NINE MONTHS ENDED AUGUST 31, 2014
For the nine months ended August 31, 2014, the Company had total revenues of $25,104,842 and a net loss from continuing operations of $937,178 after a tax benefit of $544,788. For the same nine month period in 2013, total revenues were $23,300,367 and net loss from continuing operations of $2,638,926 after a tax benefit of $1,461,085. The basic and fully diluted loss per share from continuing operations was $0.13 for the first nine months of fiscal 2014 as compared to a loss of $0.38 per share for the first nine months of fiscal 2013. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the nine months ended August 31, 2014 were reduced by $2,570,805 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense. In the same period of the prior year, net sales were reduced by $4,257,937 and trade promotion was offset by an equal reduction of that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income (loss).

The Company’s net sales of health and beauty aid products increased $1,400,204 to $24,650,057 for the nine months ended August 31, 2014 from $23,249,853 for the nine months ended August 31, 2013, an increase of 6.02%. Included in net sales are the cost of sales incentives which consist of co-operative advertising with the Company’s retail partners and coupons. The amount of cooperative advertising included in sales incentives decreased by $2,323,992 to $2,978,989 in the nine months ended August 31, 2014 as compared to $5,302,981 in the same period in 2013. The cost of the coupons issued by the Company was $408,184 for the nine months ended August 31, 2014 as compared to $1,045,044 for the same period in 2013. The Company has changed its marketing strategy, issuing less coupons and focusing more on media advertising. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.
The Company’s net sales by category for the nine months ended August 31, 2014 as compared to the same period in 2013 were:

	Nine Months Ended August 31,
	2014		2013
Category	Net Sales	% TTL	Net Sales	% TTL
Skin Care	$11,723,854	47.6%	$10,849,899	46.7%
Oral Care	7,981,693	32.4%	7,499,733	32.3%
Nail Care	3,242,836	13.2%	3,676,343	15.8%
Miscellaneous	378,528	1.5%	597,385	2.6%
Hair	34,087	0.1%	38,594	0.2%
Fragrance	1,021,380	4.1%	390,996	1.7%
Dietary Supplement	—	—%	—	—%
Analgesic	267,679	1.1%	196,903	0.8%
	$24,650,057	100.0%	$23,249,853	100.2%
The following were factors that affected net sales for the nine months ended August 31, 2014:

•
Net sales of skin care products increased $873,955 for the nine months ended August 31, 2014, as compared to the same period in 2013. The net sales increased due to higher gross sales, lower returns and lower sales incentives. Included in skin care is Sudden Change and Bikini Zone, which the Company advertised as part of its media program for fiscal 2014.

•
Net sales of oral care products increased $481,960 for the nine months ended August 31, 2014, as compared to the same period in fiscal 2013 due to higher gross sales of $344,646 and lower returns, allowances and sales incentives. The Company advertised the Plus White whitening kit as part of its media program for fiscal 2014.

•
Net sales of nail care products decreased $433,507 for the nine months ended August 31, 2014, as compared to the same period in fiscal 2013. The nail care product category does not include Gel Perfect color nail polish , which was discontinued and reported as discontinued operations. The net sales of nail care products decreased due to lower gross sales, partially offset by lower returns and allowances.

•
Net sales of the Company’s fragrance products increased $630,384 for the nine months ended August 31, 2014 as compared to the same period in fiscal 2013. This increase is due to increased international sales.

	Nine months ended
	August 31, 2014	August 31, 2013
Sales of health and beauty aid products - Net	$24,650,057	$23,249,853
Cost of Sales	11,664,448	11,030,601
Gross Margin	$12,985,609	$12,219,252
Gross Margin Percentage	52.7%	52.6%

Selling, general and administrative expenses decreased to $9,741,090 for the nine months ended August 31, 2014 as compared to $14,303,516 for the same period in 2013, or a decrease of $4,562,426. The following factors contributed to the decrease:

•	Royalty costs decreased $67,673 in the nine months ended August 31, 2014 as compared to the same period in fiscal 2013 reflecting the decline in sales.

•
Shipping costs decreased $1,210,517 in the nine months ended August 31, 2014 as compared to the same period in fiscal 2013. The decrease was mainly due to the outsourcing of logistics to OHL which began as of February 1, 2014. The cost of shipping to the Company's customers prior to The Emerson Group outsourcing transaction, averaged approximately 4.8% of gross sales while the OHL shipping costs are estimated to average 1.6% of gross sales.

•
Personnel costs decreased $3,680,474 in the nine months ended August 31, 2014 as compared to the same period in fiscal 2013 due to the reduction in work force implemented as a result of the outsourcing plan.

•
Travel, meals and entertainment expenses decreased $242,615 in the nine months ended August 31, 2014 as compared to the same period in fiscal 2013 as a result of the decrease in personnel and the outsourcing of sales functions to the Emerson Group.

•
Consulting and related costs decreased $315,104 in the nine months ended August 31, 2014 as compared to the first quarter of fiscal 2013. The decrease was due to the termination of consulting contracts in the first quarter of fiscal 2014.

•	The decreases in selling, general and administrative expenses were offset by fees and expenses from the Emerson Group of $1,865,808.

•	The Company received insurance proceeds of $340,689 from claims submitted for Superstorm Sandy, which was recorded as a reduction of expense in the second quarter of fiscal 2013.

•	The balance of the increase or decrease in expenses comprised a number of smaller expense categories.
Advertising expense was $4,278,656 for the nine months ended August 31, 2014 as compared to $1,501,997 for the nine months ended August 31, 2013, The advertising expense increase of $2,776,659 was comprised of increased media spend and commercial costs for the Sudden Change, Plus White, and Bikini Zone brands. The increased expense is part of the Company's marketing strategy to have a television advertising campaign focusing on its key brands.
The loss before benefit from income taxes was $1,481,966 for the nine months ended August 31, 2014 from continuing operations, and the benefit from income tax from continuing operations was $544,788. The loss before benefit from income taxes was $4,100,011 for the nine months ended August 31, 2013 from continuing operations, and the income tax benefit from continuing operations was $1,461,085.
The Company, as previously disclosed discontinued the Gel Perfect nail color brand in the second quarter of fiscal 2014, and sold the Mega-T dietary supplement brand in the third quarter of fiscal 2014. Accordingly, the Company has recorded the results of the operations of both brands as discontinued operations in the consolidated statements of operations. The loss before benefit from income taxes was $5,931,449 for the nine months ended August 31, 2014 from discontinued operations, and the benefit from income tax was $2,180,468 as compared to income before provision for income taxes of $1,046,871 and a provision for income taxes of $373,064 for the same period in fiscal 2013. The components of discontinued operations for the nine months ended August 31, 2014 and 2013 were:

	Nine Months Ended
	August 31, 2014	August 31, 2013
Revenues:
Sales of health and beauty-aid products-net	$(2,090,798)	$9,496,405
Total revenues	(2,090,798)	9,496,405
Costs and Expenses:
Cost of sales	3,647,920	5,064,233
Selling, general and administrative expenses	(813,574)	1,151,437
Advertising, cooperative and promotions	1,006,305	2,233,864
Total expenses	3,840,651	8,449,534
( Loss) Income before (benefit from) provision for income taxes	(5,931,449)	1,046,871
(Benefit from) provision for income taxes	(2,180,468)	373,064
(Loss) Income from Discontinued Operations	$(3,750,981)	$673,807
The effective tax rate for the nine months ended August 31, 2014 was 36.8% versus 35.6% for the nine months ended August 31, 2013.
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

Financial Position as of August 31, 2014
As of August 31, 2014, the Company had working capital of $5,679,005 as compared to $12,911,553 as of the year ended November 30, 2013. The decrease in working capital was due to lower cash and investments as a results of losses over the first nine months of fiscal 2014, increased reserves for the Gel Perfect brand, which decreased the net accounts receivable and increased accounts payable and accrued liabilities. The ratio of total current assets to current liabilities is 1.6 to 1 as of August 31, 2014, as compared to a ratio of 2.4 to 1 as of November 30, 2013. The Company’s cash position, trade date reeivables and short-term investments at August 31, 2014 were $1,465,899, versus $4,311,460 as of November 30, 2013. The Company had no non-current or long-term investments as of August 31, 2014 and as of November 30, 2013. The Company paid no cash dividends during fiscal 2014 year to date . As of August 31, 2014, there were no dividends declared but not paid. The Company sold all of its investments during the third quarter of fiscal 2014. The investment securities the Company had purchased were all classified as “Available for Sale Securities”. The investments on the consolidated balance sheet at November 30, 2013 are reported at fair market value as of the same date, with the resultant unrealized gains or losses reported as a separate component of shareholders’ equity.
Accounts receivable as of August 31, 2014 and as of November 30, 2013 were $4,527,853 and $5,473,452, respectively. The decrease in accounts receivable was due to lower gross receivables and an increase in reserves for returns and markdowns of Gel Perfect. Included in net accounts receivable are an allowance for doubtful accounts, a reserve for returns and allowances and a reduction based on an estimate of cooperative advertising that will be taken as credit against payments. The allowance for doubtful accounts was $31,788 and $56,513 for August 31, 2014 and November 30, 2013, respectively. The allowance for doubtful accounts is a combination of specific and general reserve amounts relating to accounts receivable. The general reserve is calculated based on historical percentages applied to aged accounts receivable and the specific reserve is established and revised based on individual customer circumstances.
The reserve for returns and allowances is based on the historical returns as a percentage of sales in the five preceding months and a specific reserve based on customer circumstances and product lines. This allowance increased to $2,956,501 as of August 31, 2014 from $2,126,736 as of November 30, 2013. Of this amount, allowances and reserves of $874,709 as of August 31, 2014, which are anticipated to be deducted from future invoices, are included in accrued liabilities. Included in the reserve for returns and allowances as of August 31, 2014 is a specific reserve of $1,182,694 for the Gel Perfect brand.
Gross receivables were further reduced by $651,764 as of August 31, 2014, which was reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against payments. In addition, accrued liabilities include $2,607,047, which is an estimate of co-operative advertising expense which are anticipated to be deducted from future invoices rather than current accounts receivable.
Inventories were $5,821,751 and $8,607,567, as of August 31, 2014 and November 30, 2013, respectively. The reserve for inventory obsolescence is based on a detailed analysis of inventory movement. The inventory obsolescence reserve decreased to $1,708,254 as of August 31, 2014 from $3,030,306 as of November 30, 2013. This decrease was primarily due to the disposal of obsolete inventory during the second and third quarters of fiscal 2014. Changes to the inventory obsolescence reserves are recorded as an increase or decrease to the cost of sales.
Prepaid expenses and sundry receivables decreased to $329,858 as of August 31, 2014 from $424,626 as of November 30, 2013. The decrease was in the ordinary course of business.
Prepaid and refundable income taxes decreased to $675,596 as of August 31, 2014, from $678,889 as of November 30, 2013 due to the recording of minimum state income tax expense.
The amount of deferred income tax reflected as a current asset increased to $2,878,218 as of August 31, 2014 from $2,668,747 as of November 30, 2013. The $209,471 increase was primarily due to the Company's net operating losses during the third quarter of fiscal 2014. The amount of deferred income tax recorded as a non-current asset was $4,524,312 as of August 31, 2014. Deferred taxes that the Company estimates will be realized in periods beyond the next twelve months are recorded as a non-current asset.
The Company’s investment in property and equipment consisted mostly of leasehold improvements, office furniture and equipment, and computer hardware and software to accommodate our personnel in addition to tools and dies used in the manufacturing process. The Company acquired $64,357 of additional property and equipment during the third quarter of fiscal 2014.
Current liabilities are $10,020,170 and $9,253,188, as of August 31, 2014 and November 30, 2013 respectively. Current liabilities at August 31, 2014 consisted of accounts payable, accrued liabilities and short-term capital lease obligations. As of August 31, 2014, there was $3,258,811 of open cooperative advertising commitments, of which $1,164,839 is from 2014, $1,462,333 is from 2013, $445,333 is from 2012, and $186,306 is from 2011. Of the total amount of $3,258,811, $651,764 is reflected as a reduction of gross accounts receivables, and $2,607,047 is recorded as an accrued expense. Cooperative advertising is advertising that is run by the retailers in which the Company shares in part of the cost. If it becomes apparent that this cooperative advertising was not utilized, the unclaimed cooperative advertising will be offset against the expense during the fiscal year in which it is determined that it did not run. This procedure is consistent with the prior year’s methodology with regard to the accrual of unsupported cooperative advertising commitments.
The Company’s long-term obligations are for a portion of its capitalized leases, which is for certain office and warehouse equipment. The capitalized lease obligation liability decreased to $24,215 as of August 31, 2014 as compared to $30,195 as of November 30, 2013.
Stockholders’ equity decreased to $12,210,728 as of August 31, 2014 from $17,062,366 as of November 30, 2013. The decrease was due to decreases in retained earnings as a result of the combined net loss in the first nine months of fiscal 2014 and the elimination of unrealized gains on marketable securities due to the sale of all investments in the third quarter of fiscal 2014. Unrealized gains or losses reflect the difference between the cost and market price of the Company’s marketable securities as of the date of the financial statements, net of any tax expense or benefit. See Note 4 of the consolidated financial statements for further information regarding the Company’s marketable securities. The Company issued 100,000 stock options to Richard Kornhauser, the Company's President and Chief Executive Officer on February 1, 2014. As a result, $18,900 was recorded as a deferred compensation expense in the first nine months of fiscal 2014 and additional paid-in capital was increased by the same amount.
The Company's cash flow had $2,837,009 that was used in operating activities for the first nine months of fiscal 2014, as compared to $3,492,042 that was used in operating activities during the same period in fiscal 2013. The decrease in operating cash flow use for the first nine months of fiscal 2014 as compared to the same period in fiscal 2013 was mainly due to the combined net loss from continuing and discontinued operations of $4,688,159 and deferred income taxes of $2,706,124, offset partially by decreases in accounts receivable and inventory and an increase in accounts payable and accrued liabilities. Net cash provided by investing activities was $684,639 for the first nine months of fiscal 2014, generated by the proceeds from the sale of the Company’s investments less a small amount of acquisition of equipment, as compared to $443,815 used in investing activities in the 2013 comparable period. Net cash used in financing activities during the first nine months of fiscal 2014 was $5,589 as compared to $1,120,985 for the same period in fiscal 2013. Cash used in financing activities was higher in the first nine months of fiscal 2013 due to dividends paid of $987,622 during that period.
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
Our primary capital needs are seasonal working capital requirements. As of August 31, 2014, the Company had cash of $1,041,061, trade date receivables of $424,838 and $0 of short-term marketable securities. The Company’s long term liabilities as of August 31, 2014, consist of long-term capitalized lease obligations of $24,215. The Company did not have any bank debt or a bank line of credit as of August 31, 2014. The Company had net cash used in operations of $2,837,009 for the nine months of fiscal 2014. Of that amount, $1,208,626 was used in the first quarter of fiscal 2014, $1,170,308 was used in the second quarter and $458,075 was used in the third quarter. The Company previously announced that on September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000 (see Note 16 to the financial statements for further information regarding the financing agreement). The Company believes that the financing agreement entered into on September 5, 2014 together with its restructuring plan will provide sufficient cash resources over the next twelve months to support its operations, vendor payments, media and marketing programs. Cash used in operations was driven by the large deductions from customers cash remittances as a result of returns of Gel Perfect and Mega-T during the first nine months of fiscal 2014. As previously disclosed, the Company sold the Mega-T brand in the third quarter of fiscal 2014. The purchaser assumed all liabilities for returns, markdown and co-operative advertising deductions up to a cap of $2,250,000. The Company does not expect that there will be any claims that exceed the cap. Accordingly, the Company eliminated all reserves pertaining to the Mega-T brand as of the date of sale. The Company recorded a reserve for mark down allowances and returns for the discontinued Gel Perfect brand during the second quarter of fiscal 2014, which has a balance of $1,182,694 as of August 31, 2014. The reserves are the amounts that the Company estimates will be deducted from future accounts receivable cash remittances from its retail customers. The Company is continuing its work to complete its outsourcing of operations which is expected to result in additional cash flow savings to be realized over future quarters.
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
3 - Special Reserve for Gel Perfect - The special reserve for the Gel Perfect brand was calculated based on an estimate of the inventory held by the Company's retail customers that could be returned to the Company. In addition, the Company considered the current mark down contracts that had been issued as of August 31, 2014, new mark down contracts that will be issued and the potential success of the mark down programs. To the extent that mark down programs are successful, the Company's liability for returns is reduced.
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
5 - Deferred Taxes - The deferred taxes are an estimate of the future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the loss incurred in fiscal 2013 and the first nine months of fiscal 2014, the benefit of which will be carried forward into future tax years.   Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized.  Management has estimated that it will utilize the entire deferred tax asset in future years based on anticipated future profitability which is contingent on the successful realization of anticipated cost savings associated with the outsourcing of many functions to The Emerson Group, the substantial reduction in personnel and a reduction in other expenses.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company sold all of its investments during the third quarter of fiscal 2014. The Company’s financial statements as of November 30, 2013 (See Item 1) recorded the Company’s investments under the “mark to market” method (i.e., at date-of-statement market value). The investments were, categorically listed, in “Limited Partnership” and “Common Stock”, (which, primarily, are intended to be held to maturity).
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
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of August 31, 2014 the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control overall financial reporting.

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

The Company's Line of Credit

On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. The line of credit and term loan have an interest rate of 6% and mature on December 5, 2015. The advances made under these loan agreements are subject to a borrowing base calculation that includes 80% of the eligible accounts receivable plus 50% of the value of the eligible inventory. All amounts outstanding under these agreements are secured by a first priority security interest in all of the assets of the Company. On the closing date, the Company received the $1,000,000 from the term loan and advanced $600,000 on the line of credit. The Company, in its previous filing of Form 10-Q for the period ended May 31, 2014 disclosed that it may face liquidity problems. Due to the financing agreement and the Company's outsourcing and restructuring plan, the Company does not believe that it will experience liquidity problems over the next twelve months. The Company's vendors were largely paid up to date subsequent to the effective date of the Loan and Security Agreement.
As previously disclosed, the Company has elected to discontinue the Gel Perfect brand of color nail polish. The Company has experienced very high returns of Gel Perfect. The Company has also experienced very high returns and decreased sales of Mega-T, the Company's dietary supplement brand, prior to its sale. As a result of the high returns, the Company's cash position together with marketable securities decreased to $1,465,899 as of August 31, 2014 from $4,311,460 as of November 30, 2013. The Company has offered mark down allowances to its customers in order to increase retail sales and reduce the exposure for further returns, but there is no assurance that the mark down allowances will be successful. The Company estimates that it has a substantial liability for both returns and mark down allowances as of August 31, 2014, and accordingly has taken special reserves with $2,113,580 recorded as a reduction of accounts receivable and $874,709 recorded as an accrued liability. These are the amounts that the Company estimates will be deducted from future cash remittances from its retail customers. Returns and mark down allowances could have a severe impact on liquidity in future quarters and will result in further decreases to the Company's cash balance. The Company is currently in the process of negotiating a line of credit with a potential lender. In the event this is unsuccessful, it is possible the Company will not have sufficient cash resources to support its operations, including vendor payments, media and marketing programs. The Company continues to work to reduce its expenses, including completing its outsourcing of certain operations. The reduction in cash requirements as a result of additional outsourcing will be realized in future quarters.

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES

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
Date: October 14, 2014

CCA INDUSTRIES, INC.

By:	/s/ STEPHEN A. HEIT
Stephen A. Heit Chief Financial Officer and Chief Accounting Officer, and duly authorized signatory on behalf of Registrant