Form 10-K
period 2014-11-30
CCA INDUSTRIES INC
filed 2015-03-02
CIK 721447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended November 30, 2014
Commission File Number 001-31643

CCA INDUSTRIES, INC.
(Exact Name of Registrant as specified in Charter)

DELAWARE	04-2795439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Murray Hill Parkway, East Rutherford, New Jersey 07073
(Address of principal executive offices, including zip code)
(201) 935-3232
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No  ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant (i.e., by persons other than officers and directors of the Registrant and holders of 10% or more of the Registrant’s voting stock), at the closing sales price of $3.20 on May 31, 2014, was as follows:

Class of Voting Stock		Market Value
5,266,710	shares; Common Stock, $.01 par value	$16,853,472
On February 21, 2015 there were 6,038,982 shares of Common Stock and 967,702 shares of Class A Common Stock of the Registrant outstanding.

PART I
Cautionary Statements Regarding Forward-Looking Statements

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, liquidity, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters, and you can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate”, “estimate”, “expect”, “believe”, “will”, “will likely result”, “plan”, “should”, “outlook”, “plan” “project” and other words and expressions of similar meaning. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this report or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the SEC could materially and adversely affect our continuing operations and our future financial results, cash flows, available credit, prospects and liquidity. Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events or other circumstances affecting such forward-looking statements occurring after the date of this report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this report which modify or impact any of the forward-looking statements contained in this report will be deemed to modify or supersede such statements in this report. No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause actual results to differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include those risk factors listed under the “Risk Factors” section of this Annual Report on Form 10-K and other risks and uncertainties identified below.

All of the information concerning our future liquidity, future net sales, margins and other future financial performance and results, achievement of operating plan or forecasts for future periods, sources and availability of credit and liquidity, future cash flows and cash needs, success and results of strategic and operating initiatives, anticipated cost savings and other reduced spending, and other future financial performance or financial position, as well as our assumptions underlying such information, constitute forward-looking information. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance and involve substantial risks and uncertainty, including assumptions and projections concerning our internal operating plan, operating cash flows, liquidity and sources and availability of credit for all forward periods. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the following risks and uncertainties:

•
the risks associated with our efforts to successfully implement, adjust as appropriate and achieve the benefits of our current strategic initiatives including our outsourcing and restructuring plans and any other future initiatives that we may undertake;

•	the ability to achieve our operating plan for net sales, working capital and cash flows for fiscal 2015 and 2016;

•
the ability to access on satisfactory terms, or at all, adequate financing and other sources of liquidity, as and when necessary, to fund our continuing operations, working capital needs, strategic, operating and restructuring initiatives and other cash needs, to obtain an continuation of our credit arrangements with our lender, and to obtain other or additional credit facilities or other internal or external liquidity sources if cash flows from operations and external capital resources are not sufficient for our cash requirements at any time or times;

•
the satisfaction of all borrowing conditions under our term loan and line of credit, including accuracy of all representations and warranties, no defaults or events of default, absence of material adverse effect or change and all other borrowing conditions, and sufficiency of borrowing base;

•	the risks associated with our efforts to maintain our customers and expand to attract new customers;

•	the ability to reduce costs and achieve anticipated cost savings;

•	continued credit from vendors at existing future expected levels and with acceptable payment terms;

•	the ability to attract and retain talented and experienced executives that are necessary to execute our initiatives;

•	the ability to accurately estimate and forecast future selling and other future financial results and financial position;

•	any impact to or disruption in our supply of merchandise;

•	the ability to reduce spending as needed.
The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. In addition to the information set forth in this report, you should carefully consider the risk factors and risks and uncertainties included in this report and other periodic reports filed with the SEC.

Item 1. BUSINESS
(a) 2014 Actions
In December of 2013 CCA Management secured Board approval to its plan to restore profitable growth and deliver sustained shareholder value. To realize its overarching goals, management moved determinedly to: (i) an outsourcing and variable cost- business platform, (ii) reducing overhead expenses measurably, (iii) recapitalizing its business and, (iv) concentrating marketing and advertising efforts against its core business units (Plus White, Sudden Change and Bikini Zone) to enhance and leverage each brands equity power among its unique consumer base.
The following is a summary of key actions that CCA Industries, Inc., (hereafter, “CCA” or the “Company”) took in fiscal 2014 to lay the groundwork for downstream profitable sales growth and fully realize the plan goals:
Outsourcing Arrangements. In January 2014, the Company announced an outsourcing arrangement with The Emerson Group, a premier sales and marketing company located in Wayne, Pennsylvania (“Emerson”), to outsource all warehousing and shipping for domestic accounts and certain sales and administrative functions. In December 2014, the Company entered into a contract with Suite-K Value Added Services, located in New Jersey (“Suite K”), to provide turn key contract manufacturing services for products other than oral care. Warehousing and shipping for international accounts are also being handled by Suite-K. These arrangements are discussed in more detail below in this Item 1.
Loan Agreement and Warrant. On September 5, 2014 (the “Closing Date”), CCA entered into the (i) Loan and Security Agreement (the “Loan Agreement”), and (ii) Warrant to Purchase Common Stock, in each case, with Capital Preservation Solutions, LLC (“Capital Preservation Solutions”). Capital Preservation Solutions is controlled by Lance T. Funston, the Chairman of the Board of Managers of Ultimark Products, LLC, a privately held consumer products company. The Loan Agreement provides for a $5 million line of credit (the “Line of Credit”) and a term loan of $1 million (the “Term Loan” and, together with the Line of Credit, the “Loans”). The proceeds of the Loans are to be used for general working capital purposes. Pursuant to the Loan Agreement, all outstanding amounts of the Loans bear interest at 6% per annum, payable monthly in arrears. The Loans mature on December 5, 2015. The Loans and all other amounts due and owing under the Loan Agreement and related documents are secured by a first priority perfected security interest in, and lien on, substantially all of the assets of the Company. Amounts available for borrowing under the Line of Credit equal the lesser of the Borrowing Base (as defined below), and $5 million, in each case, as the same is reduced by the aggregate principal amount outstanding under the Line of Credit. “Borrowing Base” under the Loan Agreement means, generally, the amount equal to (i) 80% of the Company’s eligible accounts receivable, plus (ii) 50% of the value of eligible inventory, less (iii) certain reserves.
The Loan Agreement otherwise contains customary events of default. Upon the occurrence of an event of default, Capital Preservation Solutions may elect to declare the entire unpaid principal balance of the Loans to be immediately due and payable, together with interest thereon through the date of payment and all costs incurred by and payable to Capital Preservation Solutions under the Loan Agreement. The Loan Agreement contains customary representations, warranties and covenants on the part of the Company. On the Closing Date, in addition to the $1 million in Term Loan proceeds which the Company received, the Company drew $600,000 on the Line of Credit.
In connection with the Loan Agreement, the Company issued the Warrant on the Closing Date, pursuant to which Capital Preservation Solutions has, subject to certain adjustments, the right to purchase from time to time, until September 5, 2019, 1,892,744 shares of Common at a purchase price of $3.17 per share (which represents the NYSE MKT per share closing price of the Common Stock on the day prior to the Closing Date ). The shares underlying the warrant were listed on the NYSE MKT in December 2014. The Warrant may be exercised, at the option of Capital

Preservation Solutions, in cash, pursuant to a cashless exercise, or in a combination thereof. The Warrant contains customary antidilution provisions.
Discontinuation of Gel Perfect. The Company discontinued the Gel Perfect color nail polish business effective as of May 31, 2014. The Gel Perfect brand had declining sales in fiscal 2013 and fiscal 2014 to date. Net sales for the year ending November 30, 2014 were $(3,357,104). The negative net sales were due to the large amount of returns received during the period. The Gel Perfect brand is recorded as discontinued operations in our financial statements for fiscal years 2014, 2013, 2012, 2011 and 2010. See note 18 of the consolidated financial statements.
Sale of Mega-T Brand. During the third quarter of fiscal 2014 the Company discontinued its operations of the Mega-T brand of weight loss and dietary supplement business and on August 26, 2014, the Company entered into an asset purchase agreement (“Asset Purchase Agreement”) with Mega-T, LLC (“LLC”), an entity formed by Casla Partners Capital Fund I, LP for the sale of inventory, trademarks and other intellectual property rights related to the Mega-T brand. Under the Asset Purchase Agreement, the Company sold its inventory consisting of finished goods, work-in-process, raw materials and packaging supplies, as well as the related trademarks, domain names and goodwill of the Mega-T brand. LLC assumed all of the liabilities related to returns, co-operative advertising and contract markdowns that occurred prior to the transaction date but have not yet been deducted by the retailers up to a maximum liability of $2,250,000. LLC also assumed liabilities for all outstanding purchase orders as long as it receives the inventory from the vendors and any obligations that arise subsequent to the transaction date that related to LLC’s operations of the Mega-T business. The Company is responsible for paying the vendors for any inventory received by the Company prior to the transaction date. The Company decided to sell the Mega-T brand in order to focus its resources behinds its five remaining core brands. The Mega-T brand is recorded as discontinued operations in our financial statements for fiscal years 2014, 2013, 2012, 2011 and 2010. See note 18 of the consolidated financial statements.
General Marketing/Advertising. In April of 2014 a new media and advertising approach was initiated against three core business units: Plus White, Sudden Change and Bikini Zone. Working media expenditures in fiscal 2014 amounted to $5,198,645, an increase of $2,078,709 versus fiscal 2013. The plan deemed this investment necessary to stimulate the business after the Company's poor fiscal 2013 performance.
(b) General
CCA INDUSTRIES, INC. (hereinafter, “CCA” or the “Company”) was incorporated in Delaware in 1983.
The Company operates in one industry segment, in what may be generally described as fast moving consumer goods, selling numerous products in several health-and-beauty aids over the counter drug and remedies and cosmeceutical categories. All of the Company’s products are manufactured by contract manufacturers, pursuant to the Company’s specifications and formulations.
The Company owns registered trademarks, or exclusive licenses to use registered trademarks, that identify its products by brand-name. Under most of the brand names, the Company markets several different but categorically-related products. The principal brand and trademark names include “Plus+White” (oral health-care products),“Sudden Change” (skin-care products), “Nutra Nail” (nail treatments), “Bikini Zone” (pre and after-shave products), “Hair Off” (depilatories), “Solar Sense” (sun-care products), “Cherry Vanilla” and other Vanilla fragrances (perfumes), “Lobe Wonder” (ear-care product), "Pain Bust*R II" (topical analgesic) and “Scar Zone” (scar diminishing cream).
All Company products are marketed and sold to major drug, food chains, mass merchandisers and wholesale beauty aids distributors throughout the United States. In addition, certain of the Company’s products are sold internationally, through distributors.
The Company recognizes sales at the time its products are shipped to customers. However, while sales are not formally subject to any contract contingency, returns are accepted if it is in the best interests of the Company’s relationship with the customer. The Company thus estimates ‘unit returns’ based upon a review of the market’s recent-historical acceptance of subject products as well as current market-expectations, and calculates its reserves for estimated returns based on the historical returns as a percentage of sales in the five preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances, (See "Revenue Recognition" in Note 2 of the consolidated financial statements). Of course, there can be no precise going-forward assurance in respect to return rates and gross margins, and a significant increase in the rate of returns could have a materially adverse effect upon the Company’s financial condition and results of operations.
The Company’s net sales in fiscal 2014 were $30,120,299. Gross profits were $16,490,073. International sales accounted for approximately 13.6% of net sales. The Company had a net loss from continuing operations of $2,803,428 and from discontinued operations a net loss of $5,996,041, for a total net loss of $8,799,469 for fiscal 2014. Total shareholders' equity at November 30, 2014 was $9,565,954.
Including the principal members of management (see Item 10. Directors, Executive Officers and Corporate Governance), the Company, at November 30, 2014, had a total of 37 employees in the areas of sales, administrative, creative, marketing, accounting, and operations.
(c) Manufacturing and Shipping
The Company creates and/or oversees formulations and arranges with independent contractors for the manufacture of its products pursuant to Company specifications. During fiscal 2014, the Company had research and development costs of $458,984 as compared to $741,694 in fiscal 2013. Manufacturing and component-supply arrangements are maintained with various manufacturers and suppliers. All orders and other product shipments were delivered from the Company’s own warehouse facilities through fiscal year end 2013. Effective February 1, 2014, all warehousing and shipping for domestic accounts are being handled by The Emerson Group through Ozburn-Hessey Logistics, one of the largest integrated global supply chain management companies in the United States (“OHL”), from OHL's managed facility in Indianapolis, Indiana. This outsourcing arrangement was announced by the Company on January 20, 2014, as part of the Board's approval of management’s plan to restructure the Company’s operations. As part of such plan, the Company entered into a key business partnership with Emerson, a premier sales and marketing company located in Wayne, Pennsylvania, and outsourced to Emerson certain sales and administrative functions. As noted above, warehousing and shipping for domestic accounts was outsourced to Emerson and managed by OHL. Warehousing and shipping for international accounts are being handled by Suite-K Value Added Services.
(d) Marketing
The Company markets its products to major drug, food and mass-merchandise retail chains, warehouse clubs and leading wholesalers, through an in-house sales force of employees and independent sales representatives throughout the United States, and through distributors internationally.
The Company sells its products to approximately 383 accounts, most of which have numerous outlets. Approximately 40,000 stores carry at least one Company product (SKU). During the fiscal year ended November 30, 2014, the Company’s largest customers were Wal-Mart (approximately 47% of net sales), Walgreens (approximately 7%), Target (approximately 6%), Rite Aid (approximately 5%), CVS (approximately 3%), and Dollar General (approximately 2%). The loss of any of these principal customers, or substantial reduction of sales revenues realized from their business, could materially and negatively affect the Company’s earnings.
Most of the Company’s products are not particularly susceptible to seasonal-sales fluctuation. However, retail sales of depilatory, shave and sun-care products customarily peak in the spring and summer months, while fragrance-product sales customarily peak in the Fall and Winter months.
The Company employs brand managers who are responsible for the marketing of CCA’s brands. These managers work with the Company’s personnel and external resources to create media advertising, packaging and point-of-purchase displays.
The Company primarily utilizes national television advertisements to promote its leading brands. On occasion, print and radio advertisements are engaged. In addition, and on a generally continuous basis, store-centered product promotions are co-operatively undertaken with customers.

Each of the Company’s brand-name products is intended to attract a particular demographic segment of the consumer market, and advertising campaigns are directed to the respective market-segments. The Company targets the following demographic segments and utilizes these specific marketing approaches for each of these core brands:

Bikini Zone: Designed to help women relieve the bumps, irritation and redness that can accompany hair removal in the bikini area, the brand is targeted primarily to women aged 18-35 years who remove body hair. Sales volume is seasonal with peak volume occurring between Memorial Day and the July 4th holiday as people prepare for outdoor activity and the swimming season. Marketing efforts are concentrated around this peak season and include in-store displays and secondary placement.
Nutra Nail: Designed to help treat women’s problem nails (weak, brittle), the brand is marketed to women aged 18-54 years, who are concerned about the health and appearance of their nails and cuticles. Nail treatments sales volume tends to be steady throughout the year, while sales volume for nail color tends to experience peak volume during summer months. Marketing efforts have traditionally occurred during all seasons for Nutra Nail treatments. Programs focus around driving in-store consumer trial and include displays, secondary placement and promotional coupons throughout the year.
Plus White: Designed to help consumers whiten their teeth and maintain good oral hygiene, the brand is targeted primarily to women aged 18-49 years, and secondarily to men aged 18-39 years who are concerned about the health and appearance of their teeth. Marketing efforts include national television advertising, in-store displays and secondary placement, and in-pack cross-promotional coupons throughout the year.
Sudden Change: Designed to help women look their best by reducing the appearance of these signs of aging: wrinkles, dark circles, and dullness. Sudden Change brand is targeted primarily to women, aged 34 years and older. Marketing efforts include national TV advertising, in-store displays and in-pack cross-promotional coupons.
The Company’s in-house marketing department and some outside advertising agencies are responsible for the creation of its media advertising. Placement is accomplished either directly or through media-service companies.
(e) “Wholly-Owned” Products
The majority of the Company’s sales revenues are from sales of the Company’s “wholly-owned” product lines (i.e., products sold under trademark names owned by the Company, and not subject to any other party’s interest or license), which include principally “Plus+White”, “Sudden Change”, “Bikini Zone”, “Cherry Vanilla”, and “Scar Zone”.
(f) All Products
The Company’s gross sales net of returns by category percentage were: Skin Care 45.9%; Oral Care 32.9%; Nail Care 13.8%; Fragrance 4.7%; Miscellaneous 1.5%; Analgesic 1.0%, and Hair Care 0.2% .

(g) License-Agreements Products
i. Alleghany Pharmacal
In 1986, the Company entered into a license agreement with Alleghany Pharmacal Corporation (the “Alleghany Pharmacal License”). The license agreement, which is for the exclusive rights to Nutra Nail, Hair Off, Properm and IPR-3 was amended in 2011. The Alleghany Pharmacal License agreement, as amended, requires the Company to pay a royalty rate of 2.5% on net sales of said licensed products, and a minimum royalty of $250,000 per annum. The Company incurred the minimum royalty of $250,000 as the royalty earned was $50,124 for Alleghany Pharmacal for the fiscal year ended November 30, 2014.
ii. Solar Sense, Inc.
CCA commenced the marketing of its sun-care products line following a May 1998 License Agreement with Solar Sense, Inc. (the “Solar Sense License”), pursuant to which it acquired the exclusive right to use the trademark names “Solar Sense” and “Kids Sense” and the exclusive right to market mark-associated products. The Solar Sense License requires the Company to pay a royalty of 5% on net sales of said licensed products until $2 million total royalties are paid, at which time the royalty rate will be reduced to 1% for a period of twenty-five years. The Company incurred royalties of $53,706 for Solar Sense, Inc. for the fiscal year ended November 30, 2014. Since the contract inception through November 30, 2014, the Company has paid a total of $851,183 in royalties to Solar Sense, Inc.
iii. Tea-Guard Inc.
On May 18, 2004, the Company entered into a license agreement with Tea-Guard, Inc. to manufacture and distribute Mega -T Green Tea chewing gum and Mega -T Green Tea mints. The license agreement required the Company to pay a royalty of 6% of net sales for the products sold under the license agreement. The license agreement was amended on March 31, 2009, granting the Company a non-exclusive license, with no minimum royalty required. The royalty rate of 6% of net sales will remain unchanged during the term, including any renewal terms, of the amended license agreement until aggregate royalties of $10 million have been paid to Tea-Guard, Inc., at which point the royalty rate becomes 0%. The Company commenced sales of the Mega -T Green Tea Chewing Gum in July 2004. The Company incurred royalties to Tea-Guard, Inc. totaling $10,263 for the fiscal year ended November 30, 2014. Since the contract inception through November 30, 2014, the Company has paid a total of $587,885 in royalties to Tea-Guard, Inc. The Company discontinued its Mega-T gum and mint products effective August 1, 2015.
iv. Continental Quest Corp.
Effective November 3, 2008, the Company entered into an agreement with Continental Quest Corp., to purchase certain United States trademarks and inventory relating to the Pain Bust*R II business for $285,106 paid at closing. In addition, the Company agreed to pay a royalty equal to 2% of net sales of all Pain Bust*R II products, which are topical analgesics, until an aggregate royalty of $1,250,000 is paid, at which time the royalty payments will cease. The Company incurred royalties to Continental Quest Corp. totaling $7,906 for the fiscal year ended November 30, 2014. Since contract inception through November 30, 2014, the Company has paid a total of $72,227 in royalties to Continental Quest Corp.

v. Joann Bradvica
On March 22, 2002, the Company entered into an agreement with Joann Bradvica, granting the Company an exclusive license to manufacture and sell an Earlobe Patch Support for Earrings. The agreement provided for a royalty of 10% of net sales of the licensed product. A new agreement was entered into and effective on June 8, 2009 at the same royalty rate, and provides for a minimum royalty of $40,000 for annual periods beginning July 1, 2009 in order to maintain the license. The royalty rate becomes 0% upon the expiration of the licensor's patent on April 15, 2015. The Company incurred royalties of $44,388 to Joann Bradvica for the fiscal year ended November 30, 2014.
vi. Hand Perfection, LLC
On October 21, 2010, the Company entered into an agreement with Hand Perfection, LLC and Ellen Sirot, granting the Company an exclusive license to manufacture and market a group of skin care creams under the trademark Hand Perfection, Foot Perfection and products utilizing the name “Ellen Sirot”. The agreement provides for a royalty of 7% of net sales of the licensed products. The Company incurred royalties of $15,520 to Hand Perfection, LLC for the fiscal year ended November 30, 2014. The Company terminated its license agreement with Hand Perfection, LLC effective September 11, 2014.
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

(i) Competition

The market for fast moving consumer goods, in general, is characterized by vigorous competition among producers, many of whom have substantially greater financial, technological and marketing resources than the Company. Major competitors such as Revlon, L’Oreal, Colgate-Palmolive, Coty, Unilever, and Procter & Gamble have the broadest-based public recognition of their products and are significantly larger than us. Moreover, a substantial number of other health-and-beauty aids manufacturers and distributors may also have greater resources than the Company. In order to successfully compete with larger and better funded brands, the Company employs a strategy of uncovering unmet niche needs within large categories, then developing products specifically designed to address those needs. For example, our Sudden Change Under Eye Firming Serum platform claim is that it can produce a faster result than leading competitive products. Our marketing strategy seeks to employ highly efficient media buying and direct to consumer techniques to create awareness in the most cost efficient manner possible.
(j) Sources and Availability of Raw Materials and Principal Suppliers
The Company does not manufacture any of its products and instead uses contract manufacturers to produce its products. In some cases the Company provides raw materials and packaging materials to the contract manufacturer, and in some cases the contract manufacturer sells the Company a turn-key (complete) product.
The Company entered into a contract with Suite-K Value Added Services on December 16, 2014 to provide turn-key contract manufacturing services for all products other than oral care in order to reduce and control operating costs. The contract states that either party may upon 90 days prior written notice to the other terminate the agreement as of April 1 or October 1 of any year. Under the terms of the agreement, Suite-K is responsible for purchasing the raw materials and components that are required to manufacture the products subject to the agreement. The Company will be receiving the first deliveries of product under the Suite-K turn-key contract in February 2015. The Company's other contract manufacturers produce product based on written purchase orders submitted which specify a quantity of product to be produced. If a particular contract manufacturer was unable to continue producing product for the Company, the Company believes that it could change to an alternate supplier, and depending upon the timing and particular circumstances, this change would not adversely impact the Company’s business or operations.
The Company's other contract manufacturers produce product based on written purchase orders submitted which specify a quantity of product to be produced. If a particular contract manufacturer was unable to continue producing product for the Company, the Company believes that it could change to an alternate supplier, and depending upon the timing and particular circumstances, anticipates that such a change would not materially adversely impact the Company’s business or operations.
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

(k) Government Regulation
All of the products that the Company markets are subject or potentially subject to particular regulation by government agencies, such as the U.S. Food and Drug Administration (“FDA”), the Federal Trade Commission, and various state and/or local regulatory bodies. In the event that any future regulations were to require new approval for any in-the-market products, or should require approval for any planned product, the Company would attempt to obtain the necessary approval and/or license, assuming reasonable and sufficient market expectations for the subject product. However, there can be no assurance, that Company efforts in respect of any future regulatory requirements would result in approvals and issuance of licenses. Moreover, if such license-requirement circumstances should arise, delays inherent in any application-and-approval process, as well as any refusal to approve, could have a material adverse effect upon the Company's financial condition and existing operations (i.e. concerning in-the-market products) or planned operations.
(l) Cost and Effects of Compliance with Environmental Laws
The costs and effects of compliance with environmental laws are not material to the Company.
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
We are Dependent on Independent Contract Manufacturers.
The Company does not manufacture any of its products. All of the products are manufactured for the Company by independent contract manufacturers. There can be no assurance that these independent contract manufacturers will manufacture our products in the time, in accordance with our specifications or at the level of quality expected. There can be no assurance that the failure of a supplier to deliver the products ordered by the Company, when requested, will not cause burdensome delays in the Company’s shipments to its customers. The Company does constantly seek alternative suppliers should a major supplier fail to deliver as contracted. A failure of the Company to ship as ordered by its customers could cause penalties and/or cancellations of our customers’ orders. In addition, an unanticipated need to transition to a new supplier could result in delays that could impact timely distribution of our products. Any of the foregoing events, depending upon the timing and particular circumstances, could have a material adverse impact on our relationships with our customers and our results of operations, financial condition and business.

There is No Assurance That The Business Will Be Able to Operate Profitably.
In fiscal 2014, net sales were $30,120,299 with a net loss from continuing operations of $2,803,428 and a net loss from discontinued operations a loss of $5,996,041, for a total net loss of $8,799,469. There is no assurance that the Company’s products will be successful. During fiscal 2014, the Company discontinued its Gel Perfect nail polish brand and sold its Mega-T dietary supplement brand, and consumer confidence continued to be low, which had a general impact on the industry and retail sales.
We may experience periods of declines in sales, especially during periods of economic downturn, and any material reduction in our sales could have a material adverse impact on our results of operations, financial condition and business.
Additional risk factors for consideration:
We continue to execute our turnaround strategy and there is no assurance that our sales trends and operating results may not take longer to recover than planned, which would impact our future operating results and cash flows.
Our operating plan contemplates improvement in our operating results for 2015 and beyond. We are in a turnaround, our initiatives designed to improve our sales and operating results are still in the early stages which adds challenges and uncertainty, and we incurred a significant operating loss in fiscal 2013 and 2014. There can be no assurance that our past sales trends and operating results may not continue longer than we expect or may take longer to recover than we have planned or that we will achieve our operating plan, which would negatively impact revenues, operating results and cash flows. Our existing credit facility expires on December 5, 2015, unless it is renewed or extended, which we cannot assure. As a result there is no assurance that our cash from operations and credit from external sources will at all times be sufficient for all of our operating requirements and other cash requirements. If this were to occur, we would closely monitor our operating performance and our liquidity and take actions designed to improve our liquidity and mitigate any shortfall and potentially seek other or additional financing and seek to take other actions, although there can be no assurance that any of these actions would be successful or that any such additional liquidity, if needed, would be available or obtainable on sufficient or favorable terms, which would materially and adversely affect our operating results, liquidity, financial position and business.
We depend on our existing credit facility, which expires on December 5, 2015, unless extended or renewed, which we cannot assure.
During 2014 we entered into a Loan and Security Agreement with Capital Preservation Solutions, LLC for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000.

This credit agreement is due to expire by its terms on December 5, 2015, unless renewed or extended for a subsequent period, which we cannot assure. If this credit facility is not extended or renewed beyond its current term, we would seek to obtain other credit facilities to replace it. However, we cannot assure that another credit facility would be available or sufficient for our cash needs or, if available, would be on favorable terms. If our existing credit facility, which is secured by all of our material assets, is not extended or renewed or replaced as of its expiration date with another sufficient credit facility, it is likely we may not have sufficient available cash resources to satisfy such outstanding amount in full on its due date, which would have a material and adverse effect on our liquidity, financial position and business.
The Company Could Face Liquidity Pressure and is Dependent on Capital Preservation Solutions, LLC to Provide Liquidity.
On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. The line of credit and term loan have an interest rate of 6% and mature on December 5, 2015. The advances made under the Agreement are subject to a borrowing base calculation that includes 80% of the eligible accounts receivable plus 50% of the value of the eligible inventory. All amounts outstanding under the Agreement are secured by a first priority security interest in all of the assets of the Company. As of November 30, 2014, we had $1,000,000 outstanding under the term loan and $600,000 outstanding under the line of credit. Assuming the continuation of this credit facility over at least the next twelve months and assuming the achievement of the expected benefits of the Company’s outsourcing and restructuring plan, the Company does not anticipate that it will experience liquidity problems during fiscal 2015. The Company currently does not have material overdue outstanding balances with any of its vendors.
If Capital fails to provide the Company with funds under the Agreement as required, if our borrowing availability under the line of credit is limited under the borrowing base calculation or if the term loan and line of credit are not extended, the Company could experience liquidity issues and might not be able to pay its obligations on a timely basis. The term loan contains customary events of default, including failing to pay interest or principle amounts when due, if the Company becomes bankrupt or insolvent, the dissolution of the Company and certain other events more fully described in the Loan and Security Agreement filed with the 8-K by the Company on September 11, 2014. Upon the occurrence of an event of default, Capital may elect to declare the entire unpaid principal balance of the term loan and line of credit to be immediately due and payable, together with interest and all costs incurred by Capital under the loan agreement. Our ability to make payments on our indebtedness and to fund planned capital expenditures and development efforts will depend on our ability to achieve the anticipated benefits of our outsourcing and restructuring plan and our ability to generate cash in the future from our operations which cannot be assured. These items, to a certain extent, are dependent upon industry conditions, as well as general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control.
There is no assurance that our term loan or line of credit will be extended or that we will be able to obtain financing or access the capital markets for future debt or refinancing opportunities in a timely manner, or on acceptable terms, or at all. If we are unable to borrow funds, we may be unable to make the capital expenditures necessary for us to compete with our competitors or take advantage of new business opportunities. As a result, the lack of such funding could have a material adverse effect on our business, results of operations and financial condition and our ability to service our indebtedness.
The Company is Dependent on Outsourced Core Function Vendors
In the first quarter of fiscal 2014, management approved and began implementing the Company's outsourcing agreements with the Emerson Group, which includes sales, customer service, accounts receivable collection functions, warehousing and shipping functions. While there are other vendors that provide these services, which could be sought as alternative vendors, any disruption in our sales, shipments, collections or any other core outsourced function, could have a material adverse effect on the Company's financial condition, results of operations and business.
The Fast Moving Consumer Goods Segment is Highly Competitive.
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
Our Class A Shareholders Retain Control of Board of Directors.
Class A Shareholder, Capital Preservation Holdings, LLC has the right to elect four members to the Board of Directors. Capital Preservation Holdings, LLC is controlled by Lance Funston. Richard Kornhauser, the Company's Chief Executive Officer, and Stephen A. Heit, the Chief Financial Officer, have an ownership interest in Capital Preservation Holdings, LLC. As a result, they are able to exert significant influence over our business. The holders of Common Stock have the right to elect three members to the Board of Directors.

Future Success Depends on Continued Success of the Company’s Current Products and New Product Development.
The Company is not financially as strong as the major companies against whom it competes. The ability to successfully introduce new niche products and increase the growth and profitability of its current and new niche brand products will affect the business and prospects of the future of the Company and this ability is dependent upon the creativity and marketing skills of management and its advisors and business partners.
All of the Company’s product must be in compliance with all FDA and state regulations and all products which are being manufactured for the Company by outside suppliers must conform to the FDA’s Good Manufacturing Practices requirements. It is the Company’s responsibility to ascertain that the suppliers conform with these requirements. Damage could be caused to our reputation and our relationships with our customers and consumers if our products do not comply with such legal requirements, or with consumer expectations, which could result in diminished sales or liability claims, either of which could have a material adverse impact on our results of operations, financial condition and business.
The Company Relies On A Few Large Customers For A Significant Portion Of Its Sales.
In fiscal 2014, Wal-Mart Stores Inc. represented 47.0% of the Company’s net sales. The Company’s five largest customers accounted for 67.3% of the Company’s net sales. The Company has no agreements with any of its customers to stock its products. The Company’s business would suffer materially if it lost Wal-Mart Stores, Inc. as a customer. The loss of any significant reduction in sales to any of the Company’s five top customers could likely have a material adverse effect on the Company’s financial condition and results of operations.
The Price of the Company’s Stock May Be Volatile.
The Company’s stock could fluctuate substantially. There is a limited float of shares tradable. There are factors beyond the Company’s control which may cause the market price of our stock to fluctuate significantly, including but not limited to the volatility of small cap stocks in general, general stock market conditions, and general economic variations. In addition, variations in the Company’s operating revenues and profits and the timing of advertising commitments also may have an effect on the market price of the Company’s stock.

Climate Change Effects.
The Company continues to monitor climate changes for any potential impact on its business. At this time, the Company does not anticipate that any climate change or climate change regulations will have a material impact on its operations or business.
The Company May Experience Interruptions to Its Business Operations Due to Events Beyond Its Control

A catastrophic event beyond the Company’s control, such as a natural disaster, health pandemic, cyber attack, adverse weather event or act of terrorism, that results in the destruction or disruption of any of the Company’s critical business systems or operations could harm its ability to conduct normal business operations and its operating results.
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
The Future Growth of the Company Depends on an Effective Marketing Program.
An effective marketing program includes media advertising, in-store merchandising and enhancing distribution, co-operative advertising with our retail partners and product promotions that increase product availability, awareness, and help generate increased sales for our customers. Our inability to develop and implement effective advertising campaign, marketing or promotional programs, that will succeed in a difficult economic environment and highly competitive marketplace, could have a material adverse effect on our business.
We Sell to International Accounts.
In fiscal 2014, international sales accounted for approximately 13.6% of our total net sales with shipments to our Canadian distributor accounting for approximately 2.4% of our total net sales. Our international sales expose the Company to additional risks associated with political or regulatory conditions, the dependence on other economies and foreign currency fluctuations which may diminish demand for U.S. goods and subject us to adverse translation impact. A terrorist attack, the threat of a terrorist attack or foreign military operations or other catastrophic event beyond the Company's control could prevent us from shipping to our international accounts. A loss of or material reduction in our international sales would have a material adverse effect on our business.

We Purchase Some Raw Materials or Components from International Suppliers.
Some of the components used in our products are sourced from international suppliers either by the Company directly or through our turn-key supplier, Suite-K. This exposes the Company to an additional risk of increased costs if the foreign currency exchange rates change unfavorably. A terrorist attack, the threat of a terrorist attack or foreign military operations or other catastrophic event beyond the Company's control could prevent the international suppliers from delivering their goods to the Company or Suite-K. The interruption of the supply could have a material adverse effect on our business.
We Have Entered into Employment and Change of Control Agreements that would Require Us to Make Substantial Payments in connection with a Change of Control of the Company.
The Company has entered into Employment Agreements with Stephen A. Heit, the Company's Chief Financial Officer and Elias Ciudad, Executive Vice President - Information Technology (the “Executives”). The Employment Agreements may, in the event of termination of employment under certain circumstances or a change of control of the Company, result in a lump sum payment equal to three times the Executive’s base annual salary and prior year bonus plus other benefits. As a result, if the Company was required to make a substantial payment to the Executives under these agreements, there would be a significant impact on the Company’s cash reserves and earnings. For further information, see Part III, Section 11, Executive Compensation.

Item 1B. UNRESOLVED STAFF COMMENTS
None

Item 2. PROPERTIES

The principal executive offices of the Company are located at 200 Murray Hill Parkway, East Rutherford, New Jersey. Under a net lease, the Company occupies approximately 81,000 square feet of space. Approximately 65,119 square feet in such premises is used for warehousing and 15,881 square feet for offices. The annual rental is $493,340 with an annual Consumer Price Index (“CPI”) increase not cumulatively exceeding 30% in any consecutive five year period. The lease expires on May 31, 2022 with a renewal option for an additional five years. The lease requires the Company to pay for additional expenses, referred to as Common Area Maintenance (“CAM”), which includes real estate taxes, common area expense, utility expense, repair and maintenance expense and insurance expense. For the year ended November 30, 2014, CAM expenses were estimated to be $255,301. CAM is estimated to be $206,000 per year for future years.
Item 3. LEGAL PROCEEDINGS
We are involved from time to time in routine legal matters and other claims incidental to our business. We review outstanding claims and proceedings internally and with external counsel as necessary to assess probability and amount of potential loss. These assessments are re-evaluated at each reporting period and as new information becomes available to determine whether a reserve should be established or if any existing reserve should be adjusted. The actual cost of resolving a claim or proceeding ultimately may be substantially different than the amount of the recorded reserve. In the opinion of management, our financial condition, results of operations, and liquidity should not be materially affected by the outcome of such legal proceedings and claims.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Common Stock is traded on the New York Stock Exchange MKT under the symbol “CAW”.
The Company’s Class A Common Stock is listed, but not traded, on the New York Stock Exchange MKT.
The range of high and low sales prices of the Company's Common Stock during each quarter of its 2014 and 2013 fiscal years were as follows:

Quarter Ended	2014	2013
February 28 / February 29	$3.28—$2.94	$4.75—$4.10
May 31	$3.27—$3.00	$4.38—$3.37
August 31	$4.09—$2.92	$3.59—$3.20
November 30	$3.59—$3.04	$3.51—$3.04
The high and low sales prices for the Company’s Common Stock, on February 17, 2015 were $3.50—$3.49 per share.
As of February 17, 2015, there were approximately 127 individual shareholders of record of the Company’s Common Stock. Based on reports of security position listings and the number of proxies requested by brokers in conjunction with the prior year’s annual meeting of stockholders, we believe there are a substantial number of beneficial holders in various street and depository trust accounts, which represent approximately 1,000 additional shareholders.
As of February 17, 2015, there was one individual shareholder of record of the Company’s Class A Common Stock.
The dividend policy is at the discretion of the Board of Directors of the Company and will depend on numerous factors, including earnings, financial requirements and general business conditions. Additionally, the debt instruments to which we are a party impose restrictions that significantly restrict us from making dividends or distributions. We did not pay any dividends in fiscal 2014 and we currently intend to retain all available funds and any future consolidated earnings to fund our operations and the development and growth of our business.
No dividends were declared or paid in 2014.
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
Unregistered Sales. During fiscal 2014, we issued the following equity grants to certain executive officers and directors without registration in reliance on an applicable exemption from registration under Section 4(a)(2) and Regulation D of the Securities Act: On February 1, 2014, the Company granted incentive stock options for 100,000 shares of Common Stock to its President and Chief Executive Officer. The options vest in equal 20% increments commencing on October 17, 2014 and for each of the four subsequent anniversaries of such date and expire on January 31, 2019. On October 2, 2014, a total of 27,000 non-qualified stock options were granted to three directors. The options are scheduled to vest on October 2, 2015 and expire on October 1, 2024. On October 16, 2014, the Company granted incentive stock options for 10,000 shares to Gail Perlow, a Company employee. The options vest in equal 20% increments commencing on October 16, 2015, and for each of the four subsequent anniversaries of such date. The options expire on October 15, 2024.

Item 6. SELECTED FINANCIAL DATA

	Years Ended November 30,
	2014	2013	2012	2011	2010
Statement of Operations:
Sales, Net	$30,120,299	$28,763,369	$32,340,314	$32,216,380	$32,515,033
(Loss) from Continuing Operations	(2,803,428)	(3,511,282)	$(3,065,470)	(2,281,977)	(5,576,070)
(Loss) Income from Discontinued Operations	(5,996,041)	(2,681,966)	3,530,922	2,773,675	1,911,310
Net (Loss) Income	(8,799,469)	(6,193,248)	465,452	491,698	(3,664,760)
(Loss) Earnings Per Share:
Basic
Continuing Operations	$(0.40)	$(0.50)	$(0.43)	$(0.32)	$(0.51)
Discontinued Operations	(0.86)	$(0.38)	$0.50	0.39	0.27
Diluted
Continuing Operations	$(0.40)	$(0.50)	$(0.43)	$(0.32)	$(0.51)
Discontinued Operations	$(0.86)	$(0.38)	$0.50	$0.39	$0.27
Weighted Average Number of Shares Outstanding—Basic	7,006,684	7,037,694	7,054,442	7,054,442	7,054,442
Weighted Average Number of Shares Outstanding—Diluted	7,006,684	7,037,694	7,054,442	7,054,442	7,054,442

	At November 30,
Balance Sheet Data:	2014	2013	2012	2011	2010
Working Capital	$900,826	$12,911,553	$22,668,426	$21,557,320	$22,883,292
Total Assets	21,732,592	26,345,749	35,271,109	34,905,527	36,312,199
Total Liabilities	12,166,638	9,283,383	11,023,133	9,297,476	9,142,153
Total Shareholders’ Equity	9,565,954	17,062,366	24,247,976	25,608,051	27,170,046
Cash Dividends Declared per Common Share	$—	$0.14	$0.28	$0.28	$0.28

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to “Item 1A. Risk Factors” and “Cautionary Statements Regarding Forward-Looking Statements” which describe important factors that could cause actual results to differ materially from expectations and non-historical information contained herein. In addition, the following discussion should be read in conjunction with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report.
Overview
For the year ended November 30, 2014, the company had a net loss from continuing operations of $2,803,428 and a loss per share, basic and fully diluted of $0.40 as compared to a net loss from continuing ops of $3,511,282 and a loss per share, basic and fully diluted of $0.50 for the year ended November 30, 2013. For the year ended November 30, 2014 the company had a net loss from discontinued operations of $5,996,041, and loss per share, basic and fully diluted of $0.86 as compared to net loss from discontinued ops of $2,681,966, and earnings per share, basic and fully diluted, of $0.38 for the same period in fiscal 2013. The total of continuing and discontinued operations for the year ended November 30, 2014 was net loss of $8,799,469 compared to a net loss of $6,193,248 for the year ended November 30, 2013.
During fiscal 2014, the Company discontinued its Gel Perfect nail polish brand and sold its Mega-T dietary supplement brand. Both brands are recorded on the financial statements as discontinued operations. On January 20, 2014, the Company announced that its Board of Directors has approved management’s plan to restructure the Company’s operations, and enter into a key business partnership with The Emerson Group. As part of this change, the Company outsourced to Emerson certain sales and administrative functions. In addition, warehousing and shipping was outsourced to Emerson and managed by OHL, one of the largest integrated global supply chain management companies in the United States. The Company’s inventory was moved to an OHL-managed facility in Indianapolis, Indiana. The Company reduced personnel from 98 employees to 37 during fiscal 2014. The restructuring plan should be complete by the end of the second quarter of fiscal 2015.
The Company entered into a contract with Suite-K Value Added Services on December 16, 2014 to provide turn-key contract manufacturing services for all products other than oral care in order to reduce and control operating costs. The contract requires a commitment to inventory purchases six months in advance and can be canceled upon 90 days notice. Under the terms of the agreement, Suite-K is responsible for purchasing the raw materials and components that are required to manufacture the products subject to the agreement. The Company will be receiving the first deliveries of product under the Suite-K turn-key contract in February 2015. The Company is discussing turn-key manufacturing with other vendors to meet its goal of being 100% turn-key for all products, which will allow the Company to operate more efficiently.
The facility that the Company occupies in East Rutherford, New Jersey is subject to a long term lease that expires in May 2022. The facility consists of a warehouse and office space. With the move of inventory to the OHL managed facility in Indianapolis, the warehouse was closed as of the end of the 2014 fiscal year. The reduction in work force as a result of the Company's restructuring plan has also resulted in the Company utilizing less than 50% of the current facilities office space. The Company is endeavoring to sub-lease the warehouse and unused portion of the office space in order to reduce overhead costs, which management believes will be completed within the third quarter of fiscal 2015.
The Company had net cash used in operations of $5,273,664 for the year ended November 30, 2014 as compared to net cash used in operations of $5,647,762 for the year ended November 30, 2013. Comprehensive loss was $8,981,847 for fiscal 2014 as compared to comprehensive loss of $6,046,117 for fiscal 2013. The Company had current assets of $11,639,499 and current liabilities of $10,738,673 at November 30, 2014. Retained earnings decreased to $5,681,403 at November 30, 2014 from $14,480,872 at November 30, 2013. The Company has a $5 million line of credit with Capital Preservation Solutions, LLC (under which $600,000 is currently outstanding) and a term loan of $1 million (all of which is currently outstanding), subject to a credit agreement that expires on December 5, 2015.
Comparison of Operating Results for Fiscal Years 2014 and 2013
For the year ended November 30, 2014, the Company had total revenues of $30,578,545 and net loss from continuing operations of $2,803,428 after a benefit from income taxes of $1,707,212. For the year ended November 30, 2013, the Company had total revenues of $28,827,163, and net loss from continuing operations of $3,511,282, after a benefit from taxes of $2,029,541. Other income increased to $458,246 for fiscal 2014 as compared to $63,794 for fiscal 2013. The increase in other income was primarily due to realized gain on sales of investments of $347,490 for fiscal 2014 compared to a realized loss on sales of investments of $4,518 in fiscal 2013. The basic and fully diluted loss per share from continuing operations for fiscal 2014 was $0.40 as compared to a basic and fully diluted loss per share from continuing operations of $0.50 for fiscal 2013.
The Company’s net sales increased to $30,120,299 for the fiscal year ended November 30, 2014 from $28,763,369 for the fiscal year ended November 30, 2013.
Sales returns and allowances was 8.7% of gross sales for fiscal 2014 and 11.7% for fiscal 2013. Coupon expense, charged against sales allowances, was $463,672 in fiscal 2014 as compared to $1,312,099 in fiscal 2013. The Company, on an ongoing basis, has returns of products that have been phased out and replaced by new items as part of its marketing plan.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company reclassified certain advertising and promotional expenditures as a reduction of sales rather than report them as an expense, which had no effect on net income. This reclassification is in accordance with ASC Topic 605-10-S99, “Revenue Recognition” as more fully described in Note 2 (“Sales Incentives”) of the consolidated financial statements for fiscal 2014. The reclassification reflects a reduction in net sales for the fiscal years ended November 30, 2014 and 2013 by $2,964,191 and $5,081,115 respectively.
The Company’s net sales, by category for fiscal 2014 as compared to fiscal 2013 were:

	Years Ended November 30,
	2014		2013
Category	Net Sales		Net Sales
Skin Care	$13,832,233	45.9%	$12,901,454	44.8%
Oral Care	9,923,216	32.9%	10,151,114	35.3%
Nail Care	4,159,636	13.8%	4,032,870	14.0%
Fragrance	1,404,918	4.7%	600,886	2.1%
Miscellaneous	455,594	1.5%	742,395	2.6%
Analgesic	310,756	1.0%	288,226	1.0%
Hair Care	33,946	0.2%	46,424	0.2%
	$30,120,299	100.0%	$28,763,369	100.0%
Net sales were affected by the following factors:

•
Credits for returns and cooperative advertising for the skin care category were substantially lower in fiscal 2014. Cooperative advertising was lower due to negotiating lower advertising allowances with the retailers.

•	Gross sales of oral care products decreased in fiscal 2014, however the decrease was offset in part by lower returns. The decrease in gross sales was due to lower distribution in fiscal 2014.

•
Gross sales of nail care products increased in fiscal 2014, primarily due to the launch of the Company's new Nutra Nail Health & Wellness line of products in November 2014. The Company anticipates additional roll out of sales in fiscal 2015 and full distribution in fiscal 2016.

Gross profit margins decreased to 54.7% in fiscal 2014 from 57.1% in fiscal 2013. The decrease was primarily due to the write off of obsolete inventory and the sale of excess inventory at reduced prices that increased the cost of goods sold. Excess inventory was sold in an effort to reduce the amount of inventory that the Company was carrying. The Company does not anticipate any major inventory write offs in fiscal 2015. The total cost of sales as a percentage of gross sales increased to 37.5% in fiscal 2014 as compared to 31.3% in fiscal 2013.
Selling, general and administrative expenses for fiscal 2014 were $11,794,603 as compared to $18,345,284 for fiscal 2013, a decrease of $6,550,681. The following factors contributed to the decrease:

•	Royalty costs decreased $82,951 in fiscal 2014 as compared to fiscal 2013 reflecting the decline in sales.

•	Sales commissions decreased $538,504 due to the Emerson outsourcing.

•
Shipping costs decreased $1,675,913 in fiscal 2014 as compared to fiscal 2013. The decrease was mainly due to the outsourcing to Emerson of warehouse operations. Emerson utilizes an OHL managed warehouse in Indianapolis, Indiana.

•
Personnel costs decreased $5,310,009 in fiscal 2014 as compared to fiscal 2013 due to the reduction in work force implemented as a result of the outsourcing plan, as well as decreases in overtime expense.

•	The decreases in selling, general and administrative expenses were offset by fees and expenses from the Emerson Group of $2,400,174.

•	Legal and accounting related costs increased $187,848 in fiscal 2014 as compared to fiscal 2013, due to the sale of Mega -T and financing transaction,

•	Public relations costs decreased $213,211 in fiscal 2014 as compared to fiscal 2013 due to the elimination of the Company's public relations consultant.

•	Health insurance costs decreased $701,170 in fiscal 2014 as compared to fiscal 2013 due to the reduction in work force.

•	Travel, meals and entertainment expenses decreased $322,563 in fiscal 2014 as compared to fiscal 2013 as a result of the decrease in personnel,

•
Consulting and related costs decreased $700,389 in fiscal 2014 as compared to fiscal 2013. The decrease was due to the resignation of David Edell and Ira Berman per their separation agreements (see Item 11, Employment Contracts for further information on the separation agreements).

•	The balance of the increase or decrease in expenses comprised a number of smaller expense categories.
Advertising, cooperative and promotions expenses for fiscal 2014 were $6,155,051 as compared to $2,921,199 for fiscal 2013. The increased expense of $3,233,852 was comprised of:

•
An increase in media, trade advertising and related expenses of approximately $2,800,000. This increase is due to increase spending on the Sudden Change, Bikini Zone, and Plus White brands, along with increase spend in commercial costs and market research.

•	An increase in co-operative advertising of $400,000 to support the Company's brands.
The Company’s advertising expense changes from year to year based on the timing of the Company’s promotions.
The Company recorded restructuring costs of $2,738,570 for the year ended November 30, 2014. On January 20, 2014, the Company announced that its Board of Directors has approved management’s plan to restructure the Company’s operations, and enter into a key business partnership with The Emerson Group, a premier sales and marketing company located in Wayne, Pennsylvania. As part of this change, the Company has outsourced to Emerson certain sales and administrative functions effective February 1, 2014. In addition, warehousing and shipping was outsourced to Ozburn-Hessey Logistics "OHL", one of the largest integrated global supply chain management companies in the United States. The Company’s inventory was moved to an OHL-managed facility in Indianapolis, Indiana and shipping commenced from there as of the week of February 3, 2014. A key benefit of the outsourcing move is that it shifted a substantial portion of the Company’s current fixed costs into a variable cost structure moving forward which can ultimately help keep expenses in better alignment with any future revenue generated by its brands. As part of the outsourcing plan, the Company reduced its work force from 98 to 37 employees during fiscal 2014, which resulted in a $5,177,287 annualized reduction in personnel costs. The Company has planned for additional personnel to leave in the first and second quarters of fiscal 2015. The restructuring plan should be complete by the end of the second quarter of fiscal 2015. The restructuring charge of $2,738,570 during fiscal 2014 consisted of severance payments to employees. Of this amount, $1,694,673 was paid in fiscal 2014, with the unpaid amount of $1,043,897 recorded as an accrued expense on the Company's consolidated balance sheet.
The loss before benefit from income taxes was $4,510,640 for the year ended November 30, 2014, as compared the loss before benefit from income taxes of $5,540,823 for the year ended November 30, 2013.
The effective tax provision for fiscal 2014 was a tax benefit of 37.8% of the net loss before tax as compared to a tax benefit of 36.6% of the net loss before tax for fiscal 2013. This reduction in rate is primarily due to lower state tax rates.
The Company discontinued the Gel Perfect nail polish brand and sold the Mega-T dietary supplement brand during fiscal 2014. The result of operations of both brands are recorded on the consolidated statement of operations as discontinued operations. The loss from operations of discontinued brands was $5,996,041 in fiscal 2014 as compared to a loss of $2,681,966 in fiscal 2013. The loss was higher in fiscal 2014 due to higher returns of the discontinued product, increased reserves for the Company's estimate of future returns and inventory write-offs.
Comprehensive losses, including continuing and discontinued operations, was $8,981,847 for the year ended November 30, 2014 as compared to comprehensive losses of $6,046,117 for the year ended November 30, 2013. The comprehensive loss for fiscal 2014 reflects the Company’s net loss of $2,803,428 from continuing operations, the net loss of $5,996,041 from discontinued operations, unrealized holding gains arising during fiscal 2014, net of tax of $36,888 and a reclassification adjustment for gains included in net income, net of income tax, of $219,266.

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
Comparison of Operating Results for Fiscal Years 2013 and 2012

For the year ended November 30, 2013, the Company had revenues of $28,827,163 and net loss from continuing operations of $3,511,282 after a benefit from income taxes of $2,029,541. For the year ended November 30, 2012, the Company had revenues of $32,946,967, and net loss from continuing operations of $3,065,470, after a benefit from taxes of $1,542,312. Other income decreased to $63,794 for fiscal 2013 as compared to $606,653 for fiscal 2012. The decrease was primarily due to a decrease of $195,854 for royalty income on foreign sales and due to realized loss on sales of investments of $4,518 for fiscal 2013 compared to a realized gain on sales of investments of $121,670 in fiscal 2012. The basic and fully diluted loss per share from continuing operations for fiscal 2013 was $0.50 as compared to a basic and fully diluted loss per share of $0.43 for fiscal 2012.
The Company’s net sales decreased to $28,763,369 for the fiscal year ended November 30, 2013 from $32,340,314 for the fiscal year ended November 30, 2012.
Sales returns and allowances was 11.75 % of gross sales for fiscal 2013 and 8.09% for fiscal 2012. Coupon expense, charged against sales allowances, was $1,142,894 in fiscal 2013 as compared to $1,072,062 in fiscal 2012. The Company, on an ongoing basis, has returns of products that have been phased out and replaced by new items as part of its marketing plan.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company reclassified certain advertising and promotional expenditures as a reduction of sales rather than report them as an expense, which had no effect on net income. This reclassification is in accordance with ASC Topic 605-10-S99, “Revenue Recognition” as more fully described in Note 2 (“Sales Incentives”) of the consolidated financial statements for fiscal 2013. The reclassification reflects a reduction in net sales for the fiscal years ended November 30, 2013 and 2012 by $2,527,744 and $5,081,115 respectively.
The Company’s net sales, by category for fiscal 2013 as compared to fiscal 2012 were:

	Years Ended November 30,
	2013		2012
Category	Net Sales		Net Sales
Skin Care	$12,901,454	44.8%	$16,263,317	50.3%
Oral Care	10,151,114	35.3%	10,626,702	32.8%
Nail Care	4,032,870	14.0%	3,398,420	10.5%
Miscellaneous	742,395	2.6%	623,710	1.9%
Fragrance	600,886	2.1%	1,125,308	3.5%
Analgesic	288,226	1.0%	252,093	0.8%
Hair Care	46,424	0.2%	50,764	0.2%
	$28,763,369	100.0%	$32,340,314	100.0%
Net sales were affected by the following factors:

•
Gross sales of skin care products decreased $2,229,451 for the year ended November 30, 2013, as compared to the same period in fiscal 2012, primarily due to slower sales. Returns of skin care products increased $920,226 for the year ended November 30, 2013 as compared to fiscal 2012, primarily attributable to Sudden Change, Solar Sense, Hand Perfection and Scar Zone products due to discontinuation of items by retailers and poor seasonal sales for Solar Sense.

•
Gross sales of the Company's nail care products increased $639,821 for the year ended November 30, 2013, as compared to the same period in fiscal 2012. Returns of nail care products increased $211,214 for fiscal year ended 2013 as compared to 2012.

•
Gross sales of oral care products decreased $914,466 for the year ended November 30, 2013 as compared to the same period in fiscal 2012, offset in part by lower returns in fiscal year 2013 as compared to fiscal year 2012.

Gross profit margins increased to 57.1 % in fiscal 2013 from 55.7% in fiscal 2012. The total cost of sales as a percentage of gross sales decreased to 31.3% in fiscal 2013 as compared to 37.2% in fiscal 2012.
Selling, general and administrative expenses for fiscal 2013 were $18,345,284 as compared to $19,422,552 for fiscal 2012, a decrease of $1,077,268. The following factors contributed to the decrease:

•	Shipping costs decreased $144,895 in fiscal 2013 as compared to fiscal 2012. The decrease was mainly due to decreased sales.

•	Personnel costs decreased $969,066 in fiscal 2013 as compared to fiscal 2012 due to the reduction in force implemented in the first, second and fourth quarters of fiscal 2013.

•
Legal and accounting related costs decreased $295,461 in fiscal 2013 as compared to fiscal 2012, due to the higher legal costs incurred in 2012 associated with the Alleghany Pharmacal Corporation royalty settlement.

•	Travel, meals and entertainment expenses decreased $72,618 in fiscal 2013 as compared to fiscal 2012.

•	Consulting and related costs increased $240,906 in fiscal 2013 as compared to fiscal 2012. The increase was due to contractual escalation clauses of $75,000 and use of temporary labor.

•	Public relations increased $125,696 due to the promotion of several products in 2013, as compared to just one in 2012.

•	The balance of the increase or decrease in expenses comprised a number of smaller expense categories.
Advertising, cooperative and promotions expenses for fiscal 2013 were $2,921,199 as compared to $3,908,329 for fiscal 2012. The decreased expense of $987,130 was comprised of:

•	A decrease in media, trade advertising and related expenses of $514,712.

•	A decrease in co-operative advertising that is recorded as a sales expense of $472,418.
The Company’s advertising expense changes from year to year based on the timing of the Company’s promotions.
The loss before benefit from income taxes from continuing operations was $5,540,823 for the year ended November 30, 2013, as compared to a loss before income taxes of $4,607,782 for the year ended November 30, 2012.
The effective tax provision for fiscal 2013 was a tax benefit of 36.6% of the net loss before tax as compared to a tax benefit of 50.7% of the net loss before tax for fiscal 2012. This reduction in rate is primarily due to lower state tax rates. As of November 30, 2013, the Company has unrealized gains on its investments of $289,021 which, if realized, would have a tax expense of $106,669.
Comprehensive loss was $6,046,117 for the year ended November 30, 2013 as compared to comprehensive income of $615,170 for the year ended November 30, 2012. The comprehensive loss for fiscal 2013 reflects the Company’s net loss from continuing operations of $3,511,282, net loss from discontinued operations of $2,681,966, unrealized holdings gains, net of tax, of $142,613 and reclassification adjustment for gains included in net income, net of tax of $4,518. The other comprehensive gain is as a result of the gain in the market value of the Company’s investments. Further information regarding the Company’s investments can be found in Note 3 of the consolidated financial statements.
Financial Position as of November 30, 2014
As of November 30, 2014, the Company had working capital of $900,826 as compared to $12,911,553 at November 30, 2013. The ratio of total current assets to current liabilities is 1.1 to 1 as of November 30, 2014, as compared to a ratio of 2.4 to 1 for the prior year. The Company’s cash position at November 30, 2014 was $241,621, versus cash and investments of $4,311,460 as at November 30, 2013. The Company had no investments at at November 30, 2014. As of November 30, 2014, there were no dividends declared.
Accounts receivable as of November 30, 2014 and 2013 were $2,248,301 and $5,473,452 respectively. Included in net accounts receivable are an allowance for doubtful accounts, a reserve for returns and allowances and a reduction based on an estimate of co-operative advertising that will be taken as credit against payments. The allowance for doubtful accounts was $25,124 and $56,513 for November 30, 2014 and 2013, respectively. The allowance for doubtful accounts is a combination of specific and general reserve amounts relating to accounts receivable. The general reserve is calculated based on historical percentages applied to aged accounts receivable and the specific reserve is established and revised based on individual customer circumstances.
The reserve for returns and allowances is based on the historical returns as a percentage of sales in the five preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances. This allowance increased to $3,596,399 as of November 30, 2014 from $2,070,223 as of November 30, 2013. Of this amount, allowances and reserves in the amount of $653,855, which are anticipated to be deducted from future invoices, are included in accrued liabilities. The reserve for returns and allowances was higher as of November 30, 2014 due to higher average returns and credits of 7.2% of sales for fiscal 2014 as compared to 4.3% in fiscal 2013, as well as an increase in specific reserves of $1,132,000 for Gel Perfect and $454,000 based on notification from a retailer of their intent to return product.
Gross receivables were further reduced by $592,202 as of November 30, 2014, which was reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against payments. In addition, accrued liabilities include $2,368,808, which is an estimate of co-operative advertising expense relating to fiscal 2014 sales which are anticipated to be deducted from future invoices rather than current accounts receivable.
Inventories were $5,181,490 and $8,607,567, as of November 30, 2014 and 2013, respectively. The decline in inventory is due to lower sales, the discontinuation of the Gel Perfect nail polish brand and the sale of the Mega-T dietary supplement brand. The reserve for inventory obsolescence is based on a detailed analysis of inventory movement. The inventory obsolescence reserve decreased to $992,296 as of November 30, 2014 from $3,030,306 as of November 30, 2013. This decrease was primarily due to the reduction in inventories related to the Gel Perfect and Mega-T brands, as well as the disposal of obsolete inventory. Changes to the inventory obsolescence reserves are recorded as an increase or decrease to the cost of sales.
Prepaid expenses and sundry receivables increased to $631,204 as of November 30, 2014 from $424,626 as of November 30, 2013. The increase was in the ordinary course of business.
Prepaid and refundable income taxes decreased to $453,598 as of November 30, 2014, from $678,889 as of November 30, 2013 primarily due to the collection of tax refunds in fiscal 2014.
The amount of deferred income tax reflected as a current asset increased to $2,883,285 as of November 30, 2014 from $2,668,747 as of November 30, 2013. The $214,538 increase was primarily due to the Company's net operating losses.
The Company’s investment in property and equipment consisted mostly of leasehold improvements, office furniture and equipment, and computer hardware and software to accommodate our personnel in addition to tools and dies used in the manufacturing process. The Company acquired $69,081 of additional property and equipment during fiscal 2014.
The Company had intangible assets of $654,840 as of November 30, 2014 as compared to $762,193 as of November 30, 2013. During the fiscal year ended November 30, 2014, the Company determined to write off $90,248 of patents and trademarks, as part of its quarterly evaluation. Part of the trademarks written off included the Mega-T dietary supplement brand which was sold in August 2014 and the Gel Perfect nail polish brand which was discontinued during fiscal 2014 as part of the restructuring of its business. Other Patents and trademarks were written off that were no longer in use and did not have any plans for future use.
The Company had deferred financing fees of $1,341,458 as of November 30,2014. On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. Capital Preservation Solutions, LLC is owned by Lance Funston, who also is the managing partner of Capital Preservations Holdings, LLC which owns common stock and all of the Company's Class A common stock. Contemporaneously with the signing of the Agreement, the Company issued a Warrant to Purchase Common Stock (the “Warrant”) to Capital whereby Capital may acquire upon exercise of the Warrant, 1,892,744 shares of the Company’s Common Stock. The Warrant may be exercised in whole or in part at any time during the exercise period which is five years from the date of the Warrant. The Warrant bears a purchase price of $3.17 per share, subject to adjustments. The working capital line of credit and term loan have been recorded on the consolidated balance sheet as of November 30, 2014 as from a related party. Interest and amortized financing costs in the amount of $314,213 was incurred to Capital and is recorded on the consolidated statement of operations for the year ended November 30, 2014 as interest expense from a related party. The deferred financing fees are comprised of the value of the warrant that was issued to Capital Preservation Solutions as well as related legal costs.
Current liabilities were $10,738,673 and $9,253,188, as of November 30, 2014 and 2013, respectively. Current liabilities at November 30, 2014 consisted of accounts payable, accrued liabilities and short-term capital lease obligations. As of November 30, 2014, there was $2,961,010 of open cooperative advertising commitments, of which $1,452,276 is from 2013, and $444,109 is from 2012. Of the total amount of $2,961,010, $592,202 is reflected as a reduction of gross accounts receivables, and $2,368,808 is recorded as an accrued expense. Cooperative advertising is advertising that is run by the retailers in which the Company shares in part of the cost. If it becomes apparent that this cooperative advertising was not utilized, the unclaimed cooperative advertising will be offset against the expense during the fiscal year in which it is determined that it did not run. This procedure is consistent with the prior year’s methodology with regard to the accrual of unsupported cooperative advertising commitments.
Accrued liabilities included restructuring charges incurred, but not yet paid of $1,043,897. The restructuring charges are unpaid severance obligations as a result of the Company's reduction in work force during fiscal 2014. The severance charges will be fully paid by the end of the third quarter of fiscal 2015. Also included in accrued liabilities are payments due to David Edell of $450,639 and Ira Berman of $438,033 as per their respective separation agreements. On September 5, 2014, the Company entered into Separation Agreements with its two founding shareholders, David Edell and Ira Berman, (the “Founders”) whereby they are no longer required to perform any consulting services pursuant to their Amended and Restated Employment Agreements. The Company made a payment of $1,000,000 to the Founders on the separation date and is required per the Separation Agreements to make an additional payment of $200,000 to the Founders on October 1, 2015 and pay $794,620 in fifteen equal monthly installments of $52,975 commencing on October 3, 2014.
Long-Term Obligations, Credit Agreement and Issuance of Warrant
The Company’s long-term obligations are for a working capital line of credit, a term loan and a portion of its capitalized leases, which is for certain office and warehouse equipment. On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. The line of credit and term loan have an interest rate of 6% and mature on December 5, 2015. The advances made under these loan agreements are subject to a borrowing base calculation that includes 80% of the eligible accounts receivable plus 50% of the value of the eligible inventory. All amounts outstanding under these agreements are secured by a first priority security interest in all of the assets of the Company. Capital is owned by Lance Funston, who is also the managing partner of Capital Preservation Holdings, LLC, which owns 219,958 shares of the Company's common stock and all of the Class A common stock. Accordingly, the line of credit and term loan are shown on the consolidated balance sheet as from a related party.
Contemporaneously with the signing of the Agreement, the Company issued a Warrant to Purchase Common Stock (the “Warrant”) to Capital whereby Capital may acquire upon exercise of the Warrant 1,892,744 shares of the Company’s Common Stock. The Warrant may be exercised in whole or in part at any time during the exercise period which is five years from the date of the Warrant. The Warrant bears a purchase price of $3.17 per share, subject to adjustments. The value of the Agreement was allocated to the relative fair values od the Loan ans Security Agreement and Warrant, resulting in an allocation of value to the Warrant of $1,456,400, which was recorded on the financial statements as additional paid-in capital as of September 5, 2014, with an asset of $1,213,667 recorded as deferred financing fees and a reduction of Term Loan- Related Party of $242,733 recorded as debt discount.
Shareholder's Equity, Cash Flow
Shareholders’ equity decreased to $9,565,954 as of November 30, 2014 from $17,062,366 as of November 30, 2013. The decrease was due to decreases in retained earnings of $8,799,469 as a result of the net loss from continuing and discontinued operations. Additional paid-in capital increased $1,485,435 due to the issuance of the warrant to Capital Preservation Solutions, LLC and issuance of stock options to employees and the directors. There were no unrealized gains on marketable securities as of November 30, 2014 as the Company sold all of its investments during fiscal 2014.
The Company's cash flow had $5,273,664 that was used in operating activities during fiscal 2014, as compared to $5,647,762 that was used by operating activities during fiscal 2013. The use in cash in fiscal 2014 was mainly due to the net loss from continuing and discontinued operations of $8,799,469, deferred income taxes of $5,342,123, an increase in accounts payable and accrued liabilities of $1,484,960 partially offset by decreases in accounts receivable of $3,249,872, inventory of $3,426,077 and a decrease in prepaid income tax of $392,366. Net cash provided by investing activities was $1,174,441 in fiscal 2014, primarily generated by the proceeds from the sale of the Company’s investments. Cash flow from financing activities increased to $1,141,824 as a result of the working capital line of credit of $600,000 and a term loan of $1,000,000 borrowed from Capital Preservation Solutions, LLC as of November 30, 2014. The Company’s cash balance decreased by $2,957,399 during fiscal 2014.

Liquidity and Capital Resources
Liquidity is defined as the ability to generate adequate amounts of cash to meet short-term and long-term business needs. We assess our liquidity in terms of our total cash flow and the amounts of cash and credit availability. Significant factors that could affect our liquidity include the following:

•	Cash flow generated or used by operating activities;

•	Restructuring liabilities due to be paid in fiscal 2015;

•	The ability and success of the Company being able to complete its restructuring plan;

•	Completion of the move to turn-key manufacturing of the Company's products;

•	Availability of sufficient sources of funding;

•	Capital expenditures.

Our primary capital needs are seasonal working capital requirements and, in the discretion of the Board of Directors, dividend payments. As of November 30, 2014, the Company had no short-term marketable securities. The Company’s long term liabilities as of November 30, 2014, consist of long-term capitalized lease obligations of $22,152, line of credit borrowings of $600,000 and a term loan of $805,813. The Company entered into an agreement with Capital for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. The line of credit and term loan have an interest rate of 6% and mature on December 5, 2015. The advances made under the Agreement are subject to a borrowing base calculation that includes 80% of the eligible accounts receivable plus 50% of the value of the eligible inventory less certain reserves. All amounts outstanding under the Agreement are secured by a first priority security interest in all of the assets of the Company. As of November 30, 2014, we had $1,000,000 outstanding under the term loan and $600,000 outstanding under the line of credit. The term loan contains customary events of default, including failing to pay interest or principle amounts when due, if the Company becomes bankrupt or insolvent, the dissolution of the Company and certain other events more fully described in the Loan and Security Agreement filed with the 8-K by the Company on September 11, 2014. Upon the occurrence of an event of default, Capital may elect to declare the entire unpaid principal balance of the term loan and line of credit to be immediately due and payable, together with interest and all costs incurred by Capital under the loan agreement. The Company does not have any other bank debt or bank line of credit. The Company believes that it will have sufficient capital resources to meet its working capital requirements for the next twelve months. This expectation depends upon Capital providing the Company with funds under the line of credit as required and the Company’s ability to borrow additional funds under the line of credit subject to the borrowing base; our future operating performance including the absence of any unforeseen cash requirements; our ability to obtain sufficient additional financing on favorable or satisfactory terms, and the achievement of anticipated cost savings in connection with our outsourcing agreements. Our ability to obtain additional financing depends on many factors, including past operating performance, business prospects and external economic conditions.

Based on our assumptions concerning capital resources and liquidity, which include a renewal or extension of our credit facility beyond December 5, 2015, which we cannot assure, as well as achieving our internal forecast and operating plan for improved net sales, operating results and operating cash flows, anticipated credit from vendors and achieving the expected benefits from our outsourcing and restructuring plans, we anticipate that the Company will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and expected cash needs for the next twelve months. This expectation depends upon our future operating performance, the achievement of our operating plan and internal forecast, absence of unforeseen cash requirements, continuation of our credit facility availability, continued support of vendors at existing levels and the absence of any significant deterioration in economic conditions.
While we expect to see a continuation of challenging net sales and gross profit margin trends throughout the remainder of the fiscal year, our operating plan for fiscal 2015 contemplates improvements in our net sales, operating results and cash flows from operations as we progress with the implementation of our outsourcing and restructuring plans and other initiatives. Our ability to achieve our operating plan is based on a number of assumptions which involves significant judgment, risk, and estimates of future performance which we cannot assure. As a result, we cannot assure that cash flows and other sources of liquidity will at all times be sufficient for our cash requirements.

We will continue to monitor our performance and liquidity and if we believe operating results will be below our expectations or we determine at any time that it is appropriate or necessary to obtain additional liquidity, we will take further steps seeking to improve our financial position, such as modifying our operating plan, seeking to further reduce costs and adjust cash spend, and evaluating other alternatives and opportunities to obtain additional sources of liquidity. We cannot assure that any of these actions would be sufficient or available, or if available, available on favorable terms.
During 2014 we entered into a Loan and Security Agreement with Capital Preservation Solutions, LLC for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. This credit agreement is due to expire by its terms on December 5, 2015, unless renewed or extended for a subsequent period, which we cannot assure. If this credit facility is not extended or renewed beyond its current term, we would seek to obtain other credit facilities to replace it. However, we cannot assure that another credit facility would be available or sufficient for our cash needs or, if available, would be on favorable terms. If our existing credit facility, which is secured by all of our material assets, is not extended or renewed as of its expiration date or replaced with another sufficient credit facility, it is likely we may not have sufficient available cash resources to satisfy such outstanding amount in full on its due date, which would have a material and adverse effect on our liquidity, financial position and business.

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
1 - Reserve for Returns—The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. The estimated reserve is based in part on historical returns as a percentage of gross sales. The current estimated return rate is 7.20% of gross sales. Management estimates that 14.85% of returns received are placed back into inventory, and the estimate for returns is adjusted to reflect the value of the returns placed into inventory. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account.
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
4 - The deferred taxes are an estimate of the future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the loss incurred in fiscal 2014 and 2013, the benefit of which will be carried forward into future tax years.   Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized.  Management has estimated that it will utilize the entire deferred tax asset in future years based on its belief that the Company will be profitable.  Management expects future profitability based on the outsourcing of many functions to The Emerson Group, a substantial reduction in personnel and a reduction in other expenses.  However profits can be impacted in the future if the Company’s sales decrease.  The portion that management expects to utilize in fiscal 2015 is recorded as a short term asset, and the portion that management expects to utilize in fiscal years subsequent to fiscal 2015 are recorded as a long term asset.
5 - Co-operative advertising Reserve – The Co-operative advertising reserve is an estimate of the amount of the liability for the co-operative advertising agreements with the Company’s customers. A portion of the reserve that is estimated to be deducted from future payments is a direct reduction of accounts receivable. The portion that the Company estimates to be deducted from future invoices rather than current accounts receivable is recorded as an accrued expense. Management reviews the co-operative advertising agreements for the current fiscal year with its customers on a monthly basis and adjusts this reserve based on actual co-operative advertising events. The Company maintains an open liability for co-operative advertising contracts for which a customer has not claimed a deduction for the three years prior to the current fiscal year. Management evaluates the open liability for the prior three years on a monthly basis to determine if the liability continues to exist. Changes to the reserve are charged as a current period expense.
Inventory, Seasonality, Inflation and General Economic Factors
The Company attempts to keep its inventory for its product at levels that will enable shipment against orders within a three-week period. However, certain components must be inventoried well in advance of actual orders because of time-to-acquire circumstances. For the most part, purchases are based upon anticipated quarterly requirements, which are projected based upon sales indications received by the sales and marketing departments, and general business factors. All of the Company’s contract manufactured products and components are purchased from non-affiliated entities. Warehousing and shipping was provided at Company facilities until February 2014. Effective February 2014, the Company outsourced shipping and warehousing through Emerson to an OHL managed facility, located in Indianapolis, Indiana.
Sales of many of the Company’s products are not particularly seasonal, but sales of its sun-care, depilatory and diet-aid products usually peak during the spring and summer seasons, and perfume sales usually peak in fall and winter. The Company does not have a product that can be identified as a ‘Christmas item’ and typically does not experience any sales peak during the holiday season.
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
Because our products are sold to retail stores (throughout the United States and abroad), sales are particularly affected by general economic conditions. Accordingly, any adverse change in the economic climate in the U.S. or abroad can have an adverse impact on the Company’s sales and financial condition. The Company does not believe that inflation or other general economic circumstances that would further negatively affect operations can be predicted at present, but if such circumstances should occur, they could have material and negative impact on the Company’s net sales and revenues, unless the Company was able to pass along related cost increases to its customers.
Contractual Obligations
The following table sets forth the contractual obligations as of November 30, 2014. Such obligations include the Company's debt, current lease for the Company’s premises, written employment contracts and License Agreements.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Leases on Premises (1)	$692,012	$1,384,024	$1,384,024	$1,730,030
Royalty Expense (2)	290,000	500,000	500,000	250,000
Employment Contracts (3)	420,000	840,000	840,000	420,000
Other Operating Leases	167,691	99,313	20,540	—
Capital Lease Obligations	9,783	19,566	4,714	—
Loan and Security Agreement (5)	202,500	1,600,000
Open Purchase Orders (4)	4,345,409	—	—	—
Total Contractual Obligations	$6,127,395	$4,442,903	$2,749,278	$2,400,030

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

(3)
On March 21, 2011, the compensation committee of the board of directors, acting on behalf of the Company, entered into an Employment Agreement (each, an “Employment Agreement”) with Stephen A. Heit, and Drew Edell (each, an “Executive”). Pursuant to their respective Employment Agreements Mr. Heit was engaged to continue to serve as the Company’s Executive Vice President and Chief Financial Officer, and Mr. Edell was engaged to continue to serve as the Company’s Executive Vice President, Product Development and Production. Except as set forth below, the Employment Agreements contain substantially similar terms to each other. The initial term of employment under each of the Employment Agreements ran from March 21, 2011 through December 31, 2013, with successive one-year renewal terms thereafter unless the Company or the Executive chooses not to renew the respective Employment Agreement. Under the respective Employment Agreements, the base salaries of Mr. Heit, and Mr.  Edell were established as $250,000, and $275,000 per annum, respectively, subject to annual increases at the discretion of the Company’s Board of Directors. Mr. Heit's base salary was increased to $280,000, effective October 1, 2014. The Executives are eligible to receive an annual performance-based bonus under their respective Employment Agreement, and are entitled to participate in Company equity compensation plans. In addition, each of the Executives receives an automobile allowance, health insurance and certain other benefits. In the event of termination of the respective Employment Agreement as a result of the disability or death of the Executive, the Executive (or his estate or beneficiaries) shall be entitled to receive all base salary and other benefits earned and accrued until such termination as well as a single-sum payment equal to the Executive’s base salary and a single-sum payment equal to the value of the highest bonus earned by the Executive in the one-year period preceding the date of termination pro-rated for the number of days served in that fiscal year. If the Company terminates the Executive for Cause (as defined in the respective Employment Agreement), or the Executive terminates his employment in a manner not considered to be for Good Reason, the Executive shall be entitled to receive all base salary and other benefits earned and accrued prior to the date of termination. If the Company terminates the Executive in a manner that is not for Cause or due to the Executive’s death or disability, the Executive terminates his employment for Good Reason, or the Company does not renew the Employment Agreement after December 31, 2013, the Executive shall be entitled to receive a single-sum payment equal to his unpaid base salary and other benefits earned and accrued prior to the date of termination and a single-sum payment of an amount equal to three times the average of the base salary amounts paid to Executive over the three calendar years prior to the date of termination. In addition, each Executive is entitled to certain benefits in connection with a Change of Control (as defined in their respective Employment Agreements). Under the Employment Agreements, each Executive agreed to non-competition restrictions for a period of six months following the end of the term of his Employment Agreement, during which period the Executive will be paid an amount equal to his base salary for a period of six months, and an amount equal to the pro rata share of any bonus attributable to the portion of the year completed prior to the date of termination. The Executives also agreed to confidentiality and non-solicitation restrictions under the Employment Agreements. The foregoing summary of the Employment Agreements is qualified in their entirety by the full text of the Employment Agreements, copies of which may be found in Form 8-K that was filed by Company on March 21, 2011 with the United States Securities and Exchange Commission. The Company also entered into an Employment Agreement with another Company executive, who is not a “named executive officer” within the meaning of the Securities Exchange Act of 1934, as amended and related regulations. This additional Employment Agreement contains substantially similar terms as the Employment Agreements discussed above and provides for a base salary which is currently $140,000 per annum. The Company elected to continue Mr. Stephen A. Heit's contract for 2015. The Company chose to terminate the employment of Drew Edell, effective November 30, 2014. See Item 11 below for information regarding Mr. Edell’s severance payments in connection with termination.

(4)
Open purchase orders reflect purchase orders issued as of November 30, 2014. The amount of open purchase orders has increased due to the Company moving to turn-key manufacturing with Suite-K, which requires the Company to place purchase orders for product six months in advance.

(5)
On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. The line of credit and term loan have an interest rate of 6% and mature on December 5, 2015. The amount reported in the "Less than 1 year" column reflects the amount of interest expense that the Company anticipates it will incur during fiscal 2015. The amount reported in the "1-3 Years" column reflects the principle amount borrowed as of November 30, 2014 which would be due on December 5, 2015.

Recent Accounting Pronouncements
In January 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-01, which is an update to Subtopic 225-20, "Income Statement - Extraordinary and Unusual Items". The update eliminates from United States general accepted accounting principles ("GAAP") the concept of extraordinary items. The update is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2015. ASU 2015-01 is not expected to have a material impact on the Company's financial position or results of operations.
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company did not have any investments or marketable securities as of November 30, 2014.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are listed under Item 15 in this Form 10-K. The following financial data is a summary of the quarterly results of operations (unaudited) during and for the years ended November 30, 2014 and 2013:

		Three Months Ended
Fiscal 2014	Feb. 28	May 31	Aug. 31	Nov 30
Net Sales	$8,068,006	$8,761,946	$7,807,019	$5,483,328
Total Revenue	8,304,928	8,769,567	8,017,261	5,486,789
Cost of Sales	1,326,852	5,338,683	4,069,779	2,894,912
Gross Profit	6,741,154	3,423,263	3,737,240	2,588,416
Income (Loss) from Continued Operations	$2,750,295	$(1,678,514)	$(199,110)	$(3,676,099)
(Loss) Income from Discontinued Operations	$(3,838,474)	$(2,458,192)	$887,221	$(586,596)
Net (Loss) Income	$(1,088,179)	$(4,136,706)	$688,111	$(4,262,695)
Earnings (Loss) Per Share:
Basic
Continuing Operations	$0.39	$(0.24)	$(0.03)	$(0.52)
Discontinued Operations	$(0.55)	$(0.35)	$0.13	$(0.08)
Total (loss) earnings per share	$(0.16)	$(0.59)	$0.10	$(0.60)
Diluted
Continuing Operations	$0.39	$(0.24)	$(0.03)	$(0.52)
Discontinued Operations	$(0.55)	$(0.35)	$0.13	$(0.08)
Total (loss) earnings per share	$(0.16)	$(0.59)	$0.10	$(0.60)

		Three Months Ended
Fiscal 2013	Feb. 28	May 31	Aug. 31	Nov. 30
Net Sales	$5,440,940	$10,624,013	$7,184,900	$5,513,516
Total Revenue	5,443,638	10,679,745	7,176,984	5,526,796
Cost of Sales	787,924	4,813,126	3,432,693	3,268,613
Gross Profit	4,653,016	5,810,887	3,752,207	2,244,903
(Loss) Income from Continued Operations	$(905,561)	$486,563	$(929,300)	$(2,162,984)
(Loss) Income from Discontinued Operations	$(109,830)	$(643,399)	$136,408	$(2,065,145)
Net Loss	$(1,015,391)	$(156,836)	$(792,892)	$(4,228,129)
Earnings (Loss) Per Share:
Basic
Continuing Operations	$(0.13)	$0.07	$(0.13)	$(0.31)
Discontinued Operations	$(0.02)	$(0.09)	$0.02	$(0.29)
Total (loss) per share	$(0.15)	$(0.02)	$(0.11)	$(0.60)
Diluted
Continuing Operations	$(0.13)	$0.07	$(0.13)	$(0.31)
Discontinued Operations	$(0.02)	$(0.09)	$0.02	$(0.29)
Total (loss) per share	$(0.15)	$(0.02)	$(0.11)	$(0.60)

The Company discontinued the Gel Perfect nail polish brand and sold the Mega-T dietary supplement brand, both of which are reported as discontinued operations in the statement of operations for the each of the quarters for the years in fiscal 2014 and 2013.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
During the Company’s fiscal years ended November 30, 2014, 2013, and 2012 there were (i) no disagreements between the Registrant and the Company's independent registered public accounting firm, BDO USA LLP, on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which, if not resolved to the satisfaction of BDO USA LLP would have caused BDO USA LLP to make reference thereto in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. CONTROLS AND PROCEDURES
Under Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s fiscal 2014 annual report is required to be accompanied by a “Section 404 Formal Report” by management on the effectiveness of internal controls over financial reporting. The Company’s officers are regularly working to evaluate and confirm the effectiveness of the Company’s internal controls over financial reporting, that the Company’s data processing software systems and other procedures are effective and that the information created by the Company’s systems adequately confirm the validity of the information upon which the Company relies.
The Company regularly reviews the effectiveness of its internal controls and procedures, including financial reporting. It is working to strengthen its procedures wherever necessary.
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
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of November 30, 2014, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control Over Financial Reporting
Under Section 404 of the Sarbanes-Oxley Act of 2002, our management, including our Chief Executive Officer and Chief Financial Officer, are required to assess the effectiveness of the Company’s internal control over financial reporting as of November 30, 2014 and report, based on that assessment, whether the Company’s internal control over financial reporting was effective.
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
The Company’s management has assessed the effectiveness of its internal control over financial reporting as of November 30, 2014 using the criteria as set forth in Internal Control – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). The Company’s assessment included documenting, evaluating and testing of the design and operating effectiveness of its internal control over financial reporting. Management of the Company has reviewed the results with the Audit Committee of the Board of Directors.
Based on the Company’s assessment, management has concluded that, as of November 30, 2014, the Company’s internal control over financial reporting was effective.
/s/ RICHARD KORNHAUSER
Richard Kornhauser, Chief Executive Officer
/s/ STEPHEN A. HEIT
Stephen A. Heit, Chief Financial Officer

Changes in Internal Control over Financial Reporting
No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Executive Officers and Directors of the Company are as follows:

NAME	POSITION	YEAR OF FIRST COMPANY SERVICE

Stanley Kreitman	Chairman of the Board of Directors	1996

Josephine Belli	Director (appointed September 5, 2014)	2014

Robert Lage	Director	2003

Richard Kornhauser	Chief Executive Officer and President. (appointed director September 5, 2014)	2013

Stephen Heit	Chief Financial Officer and Treasurer. (appointed director September 5, 2014)	2005

Stanley Kreitman, age 82, is Chairman of the Board of Directors of the Company. He has been Vice Chairman of Manhattan Associates an equity investment firm since 1994. He is a director of Medallion Financial Corp. (NASDAQ). Within the last five years, Mr Kreitman has held directorship positions at the following public companies: CapLease Inc. (formerly Capital Lease Financial Corp.) (NYSE), KSW,Inc. (listed on NASDAQ until its acquisition in 2012), Arbinet Corporation (listed on NASDAQ until its acquisition in 2011), and Sports Properties Acquisition Corp. and Renaissance Acquisition Corp. each of which was a special purpose company. He also serves as a director of the New York City Board of Corrections, Nassau County Crime Stoppers , and serves on the board of the Police Athletic League. From 1975 to 1993 he was President of the United States Banknote Corp. (NYSE), a securities printer.
Director Qualifications

•	Leadership experience as President of United States Banknote Corporation and Vice Chairman of Manhattan Associates

•	Extensive experience serving on boards of directors of various corporations and organizations

•	Deemed by the Board of Directors to be an “audit committee financial expert” as defined by the SEC rules and “financially sophisticated” as defined by the NYSE-MKT rules.

Josephine Belli, age 57, is an attorney with the law firm of Goldberg Segalla, LLP. Ms. Belli previously served in various positions including Senior Counsel with Combe Incorporated, a manufacturer, marketer and distributor of drugs, devices and personal care products. Ms. Belli is a graduate of St. John’s University School of Law and is a member of the New York State bar, as well as the bars for the Court of International Trade and the Eastern District of New York Court of Appeals for the Federal Circuit.
Director Qualifications

•	Attorney familiar with laws pertaining to public companies and regulations for international trade

•	Experience as former senior counsel with a large comsumer products company marketing similar products

•	Deemed by the Board of Directors to be an “audit committee financial expert” as defined by the SEC rules and “financially sophisticated” as defined by the NYSE-MKT rules.

Robert Lage, age 78, is a director of the Company, and a retired CPA. He was a partner at Pricewaterhouse Coopers Management Consulting Service prior to his retirement in 1997. He has been engaged in the practice of public accounting and management consulting since 1959. He received a BBA from Bernard Baruch College of the City University of New York in 1958.
Director Qualifications

•	Certified Public Accountant since 1959

•	Extensive experience as a partner at Price Waterhouse Coopers Management Consulting Service

•	Deemed by the Board of Directors to be an “audit committee financial expert” as defined by the SEC rules and “financially sophisticated” as defined by NYSE-MKT rules
Richard Kornhauser, age 60, joined CCA in October 2013 as Chief Executive Officer and President. Before joining CCA, he was Chief Executive Officer of RK Brands, LLC from July 2010 through September 2013. Previously, Mr. Kornhauser held senior management positions with FGX International as Chief Marketing Officer from 2008 to 2010, with Chattem, Inc. as Vice President of Marketing from 2000 through 2007, and with Combe Inc. as Group Vice President of Marketing from 1990 to 2000. He attended Columbia University. Mr. Kornhauser has over thirty years of experience in the health and beauty aids industry at companies with very similar problem-solution brands to CCA Industries: Chattem, Incorporated, Combe Incorporated, and FGX International. Mr. Kornhauser was instrumental in spearheading the marketing and advertising efforts which helped drive significant, and profitable growth for such brands as: Gold Bond® skin care, Icy Hot® topical analgesics, Selsun-Blue® dandruff shampoo, Sea Bond® denture care, Odor-Eaters® foot care, and the iconic Foster Grant® eyewear brand.

Stephen A. Heit, age 60, joined CCA in May 2005 as Executive Vice President – Operations, and was appointed Chief Financial Officer in March 2006. Prior to that he was Vice President – Business Strategies for Del Laboratories, Inc., a consumer products company that was listed on the American Stock Exchange, from 2003 to 2005. Mr. Heit served as President of AM Cosmetics, Inc. from 2001 to 2003 and as Chief Financial Officer from 1998 to 2003. From 1986 to 1997 he was the Chief Financial Officer of Pavion Limited, and also served on the Board of Directors. He served as a Director of Loeb House, Inc., a non-profit organization serving mentally handicapped adults from 1987 to 1995, and Director of Nyack Hospital Foundation from 1993 to 1995. He received a Bachelor of Science from Dominican College in 1976, with additional graduate work in Professional Accounting at Fordham University, and received an MBA in accounting from the University of Connecticut Graduate Business School.
Committees of the Board of Directors
The Board of Directors has established three committees. The audit committee is comprised solely of independent directors, Robert Lage, who serves as its’ Chairman, Stanley Kreitman, and Josephine Belli. Directors Belli, Lage and Kreitman each qualify as an “audit committee financial expert” as defined by the SEC, are “independent” as that term is used in Section 10(m)(3) of the Exchange Act and NYSE-MKT rules and are “financially sophisticated” as defined by NYSE-MKT rules. The compensation committee is comprised of Stanley Kreitman, Robert Lage and Josephine Belli. Each member of the compensation committee is “independent” as defined by NYSE-MKT rules. The nominating committee is comprised of Stanley Kreitman and Robert Lage.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and beneficial owners of more than ten percent of the Company’s Common Stock to file reports regarding ownership of the Company’s Common Stock with the SEC, and to furnish the Company with copies of all such filings. Based solely on a review of these filings, the Company believes that all filings were timely made in fiscal 2014, except for a late Form 4 filed by Mr. Kornhauser reporting two late purchases that occurred in April 2015, a Form 4 filed by Mr. Kornhauser on May 19, 2015 reporting nine purchases that occurred on May 5 through May 8, 2015, a late Form 3 filed by Lance Funston, and four late Forms 4 reporting the option grants to Mr. Kornhauser in February 2014 and to each of Messrs. Kreitman and Lage and Ms. Belli on October 2, 2014.

Code of Ethics
The Company had adopted Standards of Business Conduct (our code of ethics), which apply to all directors and employees of the Company, including the Chief Executive Officer and Chief Financial Officer. A copy of the Standard of Business Conduct may be found in the investor section of the Company’s web site, www.ccaindustries.com, under Corporate Governance. The Company intends to disclose any substantive amendments to the Standards of Business Conduct as well as any waivers from provisions such document made with respect to our Chief Executive Officer, Chief Financial Officer, any principal accounting officer, and any other executive officer or any director at the same web site location. A print copy of our Standards of Business Conduct will be provided to any person upon request and without charge by writing to the following address: CCA Industries Inc., 200 Murray Hill Parkway, East Rutherford, NJ 07073, Attention: Secretary.

Item 11. EXECUTIVE COMPENSATION
i. Summary Compensation Table
The following table summarizes compensation earned in the 2014, 2013 and 2012 fiscal years by the following named officers:

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	All Other Compensation ($) (2)	Total ($)
Richard Kornhauser, Chief Executive Officer and	2014	456,000	150,000	29,608	635,608
President (3)	2013	58,846	—	—	58,846
Stephen A. Heit, Chief Financial Officer	2014	264,948	24,000	35,582	324,530
and Executive Vice President	2013	250,000	—	30,344	280,344
	2012	250,000	—	28,513	278,513
Drew Edell (4)	2014	279,183	—	1,028,871	1,308,054
Executive Vice President	2013	275,000	—	24,195	299,195
	2012	275,000	—	22,690	297,690

(1)	Bonus amounts represent amounts earned in each respective fiscal year, not necessarily paid in each year.

(2)
Includes the personal use value of Company leased automobiles, the value of Company-provided life insurance, and health insurance that is made available to all employees. Please see Item. 11, Section v.—Employment Contracts/Compensation Program for further information regarding the compensation of Richard Kornhauser, Stephen A. Heit and Drew Edell.

(3)	Richard Kornhauser was named Chief Executive Officer and President in October 2013.

(4)
Drew Edell's employment with the Company ended effective November 30, 2014. The amount reported here includes $1,001,875 of payments to be made to Mr. Edell in connection with his termination of employment.

ii. Outstanding Management Equity Awards at 2014 Fiscal Year End
On February 1, 2014, the Company granted incentive stock options for 100,000 shares to Richard Kornhauser, its President and Chief Executive Officer at $3.40 per share. The closing price of the Company's stock on the date of the grant was $3.04 per share. The options vest in equal 20% increments commencing on October 17, 2014, and for each of the four subsequent anniversaries of such date. The options expire on January 31, 2019. The Company has estimated the fair value of the options granted to be $114,000 as of the grant date, which amount shall be amortized as an expense over a five year period. There were no other stock options for named executive officers granted or options exercised during fiscal 2014.

iii. Compensation of Directors
The following table reports the fees earned or paid in cash to each director, with respect to their service as directors, during fiscal 2014. Other than these fees, no other compensation was paid to our non-employee directors in 2014.

Director	Year Ended Nov. 30, 2014
Josephine Belli (appointed director September 5, 2014)	5,042
Sardar Biglari (resigned effective July 1, 2014)	3,125
Philip Cooley (resigned effective July 1, 2014)	3,125
David Edell (resigned effective September 5, 2014)	38,125
Stanley Kreitman	34,167
Robert Lage	44,083
Jonathan Rothschild (resigned effective December 31, 2014)	22,917

Effective October 2014, the Board of Directors approved the following fees: Chairman of the Board - $4,000 per month with no additional compensation for board meetings; Chairman of the Audit Committee - $13,000 retainer per annum in addition to other director fees; Non-executive directors - $12,000 retainer per annum; Board meetings (other than the Chairman of the Board) - $2,000 for in-person meetings and no payment for attendance by telephone. The Board of Directors met five times in person during fiscal 2014, and four additional times by conference call, for an aggregate compensation of $150,584, including Mr. Kreitman’s additional compensation of $15,000 as Chairman of the Board, and Mr. Lage’s additional compensation of $30,000 as chairman of the audit committee. Non-qualified stock options were granted to three directors on October 2, 2014. Stanley Kreitman and Robert Lage were granted options for 10,000 shares each at $3.42 per share, and Josephine Belli was granted options for 7,000 shares at $3.42 per share. The closing price of the Company's stock on the date of the grant was $3.42 per share. The options vest on October 2, 2015, subject to the grantee's continuous service as Director through that date. The options expire on October 1, 2024.
iv. Executive Compensation Principles—Compensation Committee
The Company’s Executive Compensation Program is based on guiding principles designed to align executive compensation with Company values and objectives, business strategy, management initiatives, and financial performance. In applying these principles the Compensation Committee of the Board of Directors, comprised of Stanley Kreitman, Robert Lage and Josephine Belli has established a program to:
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
Mr. Drew Edell is the son of David Edell, who was a member of the Board of Directors of the Company and served as a consultant to the Company. Except as set forth below, the Employment Agreements contain substantially similar terms to each other. The initial term of employment under each of the Employment Agreements ran from March 21, 2011 through December 31, 2013, with successive one-year renewal terms thereafter unless the Company or the Executive chooses not to renew the respective Employment Agreement. The Company chose not to renew the employment contract of Drew Edell, effective November 30, 2014. Under the terms of Drew Edell's Employment Agreement, he is entitled to certain payments and benefits, including a payment of his base salary for six months after termination and a lump-sum payment of $825,000 , which is due to be paid in June 2015. Mr. Heit's contract was automatically renewed for 2015.
Under the respective Employment Agreements, the base salaries of Mr. Stephen A. Heit, and Mr. Drew Edell (the “Executives”) are $250,000 and $275,000 per annum, respectively, and may be increased each year at the discretion of the Company’s Board of Directors. Mr. Heit's base salary was increased to $280,000, effective October 1, 2014. The Executives are eligible to receive an annual performance-based bonus under their respective Employment Agreement, and are entitled to participate in Company equity compensation plans. In addition, each of the Executives will receive an automobile allowance, health insurance and certain other benefits. In the event of termination of the respective Employment Agreement as a result of the disability or death of the Executive, the Executive (or his estate or beneficiaries) shall be entitled to receive all base salary and other benefits earned and accrued until such termination as well as a single-sum payment equal to the Executive’s base salary and a single-sum payment equal to the value of the highest bonus earned by the Executive in the one-year period preceding the date of termination pro-rated for the number of days served in that fiscal year. If the Company terminates the Executive for Cause (as defined in the respective Employment Agreement), or the Executive terminates his employment in a manner not considered to be for Good Reason (as defined in the respective Employment Agreement), the Executive shall be entitled to receive all base salary and other benefits earned and accrued prior to the date of termination. If the Company terminates the Executive in a manner that is not for Cause or due to the Executive’s death or disability, the Executive terminates his employment for Good Reason, or the Company does not renew the Employment Agreement after December 31, 2013, the Executive shall be entitled to receive a single-sum payment equal to his unpaid base salary and other benefits earned and accrued prior to the date of termination and a single-sum payment of an amount equal to three times the average of the base salary amounts paid to Executive over the three calendar years prior to the date of termination. In addition, each Executive is entitled to certain benefits in connection with a Change of Control (as defined in their respective Employment Agreements).
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
The Company also entered into an Employment Agreement with another Company executive, who is not a “named executive officer” within the meaning of the Securities Exchange Act of 1934, as amended and related regulations. The additional Employment Agreement referred to in the preceding sentence contains substantially similar terms as the Employment Agreements discussed above, except that the employee’s base salary is $135,000 per annum, which was increased to $140,000 in the fourth quarter of fiscal 2014.
In October 2013, Richard Kornhauser was appointed as Chief Executive Officer and President with a salary of $450,000 per annum. There is no employment contract with Mr. Kornhauser.
The Company was also party to an employment agreement providing for a consulting arrangement and change of control agreement with each of David Edell and Ira Berman, the two founding shareholders of the Company (the “Founders”). On September 5, 2014, the Company entered into Separation Agreements with the Founders terminating their employment agreements and their change in control agreements as of that date. In consideration for the termination of these agreements, the Company made a payment of $1,000,000 in the aggregate to the Founders in September 2014. The Company is further required under the Separation Agreements to make an additional payment in the aggregate of $200,000 to the Founders on October 1, 2015 and to pay $794,620 in the aggregate in fifteen equal monthly installments of $52,975 commencing on October 3, 2014. The $794,620 represents the aggregate amount that had been due to Messrs. Edell and Berman through September 5, 2014 under their employment agreements, of which $794,620 had been previously reserved for in the Company’s financial statements. See Item 7 - Contractual Obligations and Item 13 for additional information regarding the consulting arrangement.
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
Non-qualified stock options were granted to three directors on October 2, 2014. Stanley Kreitman and Robert Lage were granted options for 10,000 shares each at $3.42 per share, and Josephine Belli was granted options for 7,000 shares at $3.42 per share. The closing price of the Company's stock on the date of the grant was $3.42 per share. The options vest on October 2, 2015, subject to the grantee's continuous service as Director through that date. The options expire on October 1, 2024.
On October 16, 2014, the Company granted incentive stock options for 10,000 shares to Gail Perlow, a Company employee, at $3.36 per share. The closing price of the Company's stock on the date of grant was $3.36 per share. The options vest in equal 20% increments commencing on October 16, 2015, and for each of the four subsequent anniversaries of such date. The options expire on October 15, 2024.
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
The exercise price of all options must be at least equal to one hundred percent (100%) of the fair market value of the underlying stock on the date of grant. The aggregate fair market value of stock of the Company (determined at the date of the option grant) for which any employee may be granted Incentive Stock Options in any calendar year may not exceed $100,000, plus certain carryover allowances. The exercise price of an Incentive Stock Option granted to any participant who owns stock possessing more than ten percent (10%) of the voting rights of the Company’s outstanding capital stock must be at least one hundred-ten percent (110%) of the fair market value on the date of grant. As of November 30, 2014, there were 137,000 outstanding stock options under the Plan.

viii. Performance Graph
Set forth below is a line graph comparing cumulative total shareholder return on the Company’s Common Stock, with the cumulative total return of companies in the Dow Jones US Index and the cumulative total return of Dow Jones’s Personal Products Index.
Copyright© 2014 Dow Jones & Company. All rights reserved.

	11/09	11/10	11/11	11/12	11/13	11/14
CCA Industries, Inc.	100.00	133.20	133.42	123.45	91.91	99.79
Dow Jones US Total Return	100.00	112.17	120.36	139.60	182.87	212.38
Dow Jones US Personal Products	100.00	99.45	116.83	135.05	177.55	180.67
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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The following table sets forth information as of November 30, 2014 with respect to compensation plans under which shares of the Company’s Common Stock may be issued:
EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of shares to be issued upon exercise of out- standing options warrants and rights	Weighted- average exercise price of outstanding options	Number of shares remaining and available for future issuance under equity compensation plans (excluding shares in the first column)
Equity compensation plans approved by security holders	127,000	$3.40	873,000
Equity compensation plans not approved by security holders	—	—	—
Total	127,000	$3.40	873,000

The following table sets forth certain information regarding the ownership of the Company’s Common Stock, Class A Common Stock and ownership of all shares outstanding as of February 12, 2015 by (i) each of the directors (ii) each of the named executive officers listed in the summary compensation table and (iii) each person that the Company is aware to be the beneficial owner of more than five percent of the outstanding shares of Common Stock and/or Class A Common Stock and (iv) all current officers and directors as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is the beneficial owner of them.

Beneficial Ownership of Equity Securities

			Ownership	Ownership	Ownership		Ownership
	Number of Shares Owned		Percentage of	Percentage of	Percentage of		Percent
Name	Common Stock	Class A Common Stock	Common Stock Outstanding (2)	Class A Stock Outstanding (1)	All Shares Outstanding	Option/Warrant Shares	Assuming Option/Warrant Exercise
Josephine Belli	—	—	—%	—%	—%	7,000	*
Stanley Kreitman	14,200	—	*	—%	*	10,000	*
Robert Lage	—	—	—%	—%	—%	10,000	*
Richard Kornhauser	5,486	—	*	—%	*	100,000	1.4%
Stephen A. Heit	2,680	—	*	—%	*	—	*
Drew Edell (6)	98,108	—	*	1.6%	*	—	1.4%
Lance Funston (1)	219,958	967,702	3.6%	100.0%	17.0%	—	17.0%
Sardar Biglari (2)	776,259	—	12.9%	—%	11.1%	—	11.1%
Renaissance Technologies LLC (3)	317,300	—	5.3%	—%	4.3%	—	4.3%
Capital Preservation Solutions, LLC (4)	—	—	—%	—%	—%	1,892,744	21.3%
Officers & Directors As a Group (5 persons)	22,366	—	0.4%	—%	0.3%	127,000	2.1%

*	Represents less than one percent (1%) of the outstanding shares of the class.

(1)
Includes shares owned by Capital Preservation Holdings, LLC which is controlled by Lance Funston. Richard Kornhauser and Stephen A. Heit have a minority interest in Capital Preservation Holdings, LLC, but do not have any voting rights.

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

(3)
Based on information contained in Schedule 13G under rule 13d-1, filed on February 12, 2015 with the SEC by Renaissance Technologies LLC ("RTC") and Renaissance Technologies Holdings Corporation ("RTHC"). The amount reported included 304,300 shares beneficially owned by RTHC, because of RTHC's majority ownership in RTC. The principal address for both entities is 800 Third Avenue, New York, New York 10022.

(4)
Capital Preservation Solutions, LLC is owned by Lance Funston. On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. Contemporaneously with the signing of the Agreement, the Company issued a Warrant to Purchase Common Stock (the “Warrant”) to Capital whereby Capital may acquire upon exercise of the Warrant 1,892,744 shares of the Company’s Common Stock. The Warrant may be exercised in whole or in part at any time during the exercise period which is five years from the date of the Warrant. The Warrant bears a purchase price of $3.17 per share, subject to adjustments.

(5)
The number of “Option /Warrant Shares” represents the number of shares that could be purchased by, and upon exercise of unexercised options/warrants; and the percentage ownership figure denominated “Assuming Option/Warrant Exercise” assumes, per person, that unexercised options/warrants have been exercised and, thus, that subject shares have been purchased and are actually owned. In turn, the “assumed” percentage ownership figure is measured, for each owner, as if each had exercised such options, and purchased subject ‘option shares,’ and thus increased total shares actually outstanding, but that no other option owner had ‘exercised and purchased.’

(6)	Mr. Drew Edellin no longer an Employee of CCA Industries, Inc. as of November 30, 2014.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
During fiscal years 2014 and 2013, as per their respective Employment Agreements, the Company made payments of $366,914 and $381,460 each to David Edell and Ira Berman for consulting services provided during those years and certain other benefits as per their Employment Agreements. David Edell served as a director during fiscal 2014 until September 5, 2014. Ira Berman is a former director. On September 5, 2014, the Company entered into Separation Agreements with David Edell and Ira Berman, (the “Founders”) whereby they are no longer required to perform any consulting services pursuant to their Amended and Restated Employment Agreements. The Company made a payment of $1,000,000 in the aggregate to the Founders on the separation date and is required per the Separation Agreements to make an additional payment of $200,000 in the aggregate to the Founders on October 1, 2015 and pay $794,620 in the aggregate in fifteen equal monthly installments of $52,975 commencing on October 3, 2014. See Item 7 - Contractual Obligations and for additional information regarding the consulting arrangement.
On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. Capital Preservation Solutions, LLC is owned by Lance Funston, who also is the managing partner of Capital Preservations Holdings, LLC which owns common stock and all of the Company's Class A common stock. Contemporaneously with the signing of the Agreement, the Company issued a Warrant to Purchase Common Stock (the “Warrant”) to Capital whereby Capital may acquire upon exercise of the Warrant 1,892,744 shares of the Company’s Common Stock. The Warrant may be exercised in whole or in part at any time during the exercise period which is five years from the date of the Warrant. The Warrant bears a purchase price of $3.17 per share, subject to adjustments. The working capital line of credit and term loan have been recorded on the consolidated balance sheet as of November 30, 2014 as from a related party. Interest and amortized financing costs in the amount of $314,213 was incurred to Capital and is recorded on the consolidated statement of operations for the year ended November 30, 2014 as interest expense from a related party.
The independent directors of the Company are: Josephine Belli, Robert Lage and Stanley Kreitman. There were no transactions, relationships or arrangements not disclosed in this item that would need to be considered by the Company’s board of directors in determining the director’s independence.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
BDO USA, LLP (“BDO”) served as the Company’s independent registered public accounting firm for 2014 and 2013. The services performed by BDO in this capacity included conducting an audit in accordance with generally accepted audit standards of, and expressing an opinion on, the Company’s consolidated financial statements.
Audit Fees
BDO’s fees for professional services rendered in connection with the audit and review of Forms 10-K and all other SEC regulatory filings were $175,000 per annum for each of the 2014 and 2013 fiscal years. The Company has paid and is current on all billed fees.

Audit Related Fees
There were no audit related fees in fiscal 2014 or fiscal 2013.

Tax Fees
BDO’s fees for professional services rendered in connection with Federal and State tax return preparation and other tax matters for each of the 2014 and 2013 fiscal years was $45,000 per annum. In addition, the Company paid BDO $10,000 in fiscal year 2013 for a study of tax nexus.
All Other Fees
There were no other fees in fiscal 2014 or fiscal 2013.
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
Table of Contents, Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of November 30, 2014 and 2013, Consolidated Statements of Operations for the years ended November 30, 2014, 2013 and 2012, Consolidated Statements of Comprehensive (Loss) Income for the years ended November 30, 2014, 2013 and 2012, Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2014, 2013 and 2012, Consolidated Statements of Cash Flows for the years ended November 30, 2014, 2013 and 2012, Notes to Consolidated Financial Statements.
Financial Statement Supplementary Information:

(a) (2)	Schedule II: Valuation Accounts; Years Ended November 30, 2014, 2013 and 2012.

(a) (3)	Exhibits: The following exhibits are filed herewith or incorporated by reference
(2.1) Asset Purchase Agreement, dated August 26, 2014, between CCA Industries, Inc. and Mega-T, LLC is incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed September 2, 2014.
(3.1) The Company’s Articles of Incorporation and Amendments thereof, are incorporated by reference to its filing on Form 10-K/A filed April 5, 1995. (SEC file number reference 000-12723) (Exhibit pages 000001-23).
(3.2) The Company’s Bylaws are incorporated by reference to by reference to Exhibit 99.1 to the Company’s Form 8-K filed February 9, 2012.
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

(10.3)	License Agreement made February 12, 1986 with Alleghany Pharmacal Corporation is incorporated by reference to the Company’s Form 10-K/A filed April 5, 1995 (SEC file number reference 001-12723).

(10.4)	The Company’s 2005 Amended and Restated Stock Option Plan is incorporated by reference to its 2005 Proxy Statement (Exhibit A) filed May 2, 2005 (SEC file number reference 001-31643). *

(10.5)	The Employment Agreement, dated March 21, 2011, by and between the Company and Stephen A. Heit is incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 31, 2011. *

(10.6)	The Employment Agreement, dated March 21, 2011, by and between the Company and Drew Edell is incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 31, 2011. *

(10.7)	The Change of Control Agreement, dated March 15, 2011, by and between the Company and Ira W. Berman is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 17, 2011. *

(10.8)	The Change of Control Agreement, dated March 15, 2011, by and between the Company and David Edell is incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 17, 2011. *

(10.9)	Proposed Order of Settlement is incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed July 14, 2010.

(10.10)	Settlement and Mutual Release Agreement is incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed July 14, 2010.

(10.11)
Warrant to Purchase Common Stock, dated as of September 5, 2014, by and between CCA Industries, Inc. and Capital Preservation Solutions, LLC is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed February 5, 2015.

(10.12)
Loan and Security Agreement, dated as of September 5, 2014, by and between CCA Industries, Inc. and Capital Preservation Solutions, LLC. is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 11, 2014.

(10.13)
Separation Agreement, dated as of September 5, 2014, by and between CCA Industries, Inc. and David Edell is incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed September 11, 2014.*

(10.14)
Separation Agreement, dated as of September 5, 2014, by and between CCA Industries, Inc. and Ira Berman is incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed September 11, 2014.*

(10.15)
Services Outsourcing Agreement between CCA Industries, Inc. and Emerson Healthcare, LLC, dated as of January 20,2014 is incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed April 14, 2014.

(10.16)
Sales Representation Agreement between CCA Industries, Inc. and S. Emerson Group, Inc., dated as of January 20, 2014 is incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed April 14, 2014.

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
Shareholders may obtain (without charge) a copy of this Annual Report on Form 10-K (including the financial statements and financial statement schedules) and a copy of any exhibit not filed herewith (upon payment of a fee limited to our reasonable expenses in furnishing such exhibit) by writing to CCA Industries, Inc., 200 Murray Hill Parkway, East Rutherford, New Jersey 07073. The Company also makes the reports it files to be available in the Investor Relations section of its website (http://www.ccaindustries.com). Moreover, the public may read and copy any materials we file with the SEC (including the exhibits thereto) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

CCA INDUSTRIES, INC.

By:	/s/ RICHARD KORNHAUSER
RICHARD KORNHAUSER, Chief Executive Officer and President

Date:	March 2, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RICHARD KORNHAUSER	Director, Chief Executive Officer and President	March 2, 2015
RICHARD KORNHAUSER

/s/ STEPHEN A. HEIT	Director, Chief Financial Officer and Chief Accounting Officer	March 2, 2015
STEPHEN A. HEIT

/s/ STANLEY KREITMAN	Chairman of the Board of Directors	March 2, 2015
STANLEY KREITMAN

/s/ JOSEPHINE BELLI	Director	March 2, 2015
JOSEPHINE BELLI

/s/ ROBERT LAGE	Director	March 2, 2015
ROBERT LAGE

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014 AND 2013

C O N T E N T S

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
CCA Industries, Inc.
East Rutherford, New Jersey
We have audited the accompanying consolidated balance sheets of CCA Industries, Inc. and Subsidiaries as of November 30, 2014 and 2013 and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCA Industries, Inc. and Subsidiaries at November 30, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2014, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
Woodbridge, New Jersey
March 2, 2015

Part I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30, 2014	November 30, 2013
ASSETS
Current assets:
Cash & cash equivalents	$241,621	$3,199,020
Short term investments & marketable securities	—	1,112,440
Accounts receivable, net of allowances of $2,967,668 and $1,081,278, respectively	2,248,301	5,473,452
Inventories, net of reserve for inventory obsolescence of $992,296 and $3,030,306, respectively	5,181,490	8,607,567
Prepaid expenses and sundry receivables	631,204	424,626
Prepaid and refundable income taxes	453,598	678,889
Deferred income taxes	2,883,285	2,668,747
Total Current Assets	11,639,499	22,164,741

Property and equipment, net of accumulated depreciation	1,108,600	1,489,799
Intangible assets, net of accumulated amortization	654,840	762,193
Deferred financing fees, net of accumulated amortization	1,341,458	—
Deferred income taxes	6,988,195	1,921,016
Other	—	8,000
Total Assets	$21,732,592	$26,345,749

LIABILITIES AND CAPITAL
Current Liabilities:
Accounts payable & accrued liabilities	$10,731,031	$9,246,072
Capitalized lease obligations - current portion	7,642	7,116
Total Current Liabilities	10,738,673	9,253,188

Line of credit - related party	600,000	—
Term loan - related party	805,813	—
Capitalized lease obligations	22,152	30,195
Total Liabilities	12,166,638	9,283,383

Shareholders' Equity:
Preferred stock, $1.00 par, authorized 20,000,000 none issued	—	—
Common stock, $.01 par, authorized 15,000,000 shares, issued and outstanding 6,038,982 and 6,038,982 shares, respectively	60,390	60,390
Class A common stock, $.01 par, authorized 5,000,000 shares, issued and outstanding 967,702 and 967,702 shares, respectively	9,677	9,677
Additional paid-in capital	3,814,484	2,329,049
Retained earnings	5,681,403	14,480,872
Unrealized gains on marketable securities	—	182,378
Total Shareholders' Equity	9,565,954	17,062,366
Total Liabilities and Shareholders' Equity	$21,732,592	$26,345,749
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended November 30,
	2014	2013	2012
Revenues:
Sales of health and beauty aid products - net	$30,120,299	$28,763,369	$32,340,314
Other income	458,246	63,794	606,653
Total Revenues	30,578,545	28,827,163	32,946,967
Costs and Expenses:
Cost of sales	13,630,226	12,302,356	13,460,783
Selling, general and administrative expenses	11,794,603	18,345,284	19,442,552
Advertising, cooperative and promotional expenses	6,155,051	2,921,199	3,908,329
Research and development	458,984	741,694	769,637
Bad debt (recovery) expense	(24,721)	55,204	(26,851)
Interest expense - related party	314,213	—	—
Interest expense	22,259	2,249	299
Total Costs and Expenses	32,350,615	34,367,986	37,554,749
Restructuring Cost	2,738,570	—	—
Total Costs and Expenses	35,089,185	34,367,986	37,554,749
(Loss) Income before (Benefit from) Provision for Income Taxes	(4,510,640)	(5,540,823)	(4,607,782)
(Benefit from) Provision for Income Taxes	(1,707,212)	(2,029,541)	(1,542,312)
(Loss) Income from Continuing Operations	(2,803,428)	(3,511,282)	(3,065,470)
Discontinued Operations
(Loss) Income from operations of discontinued brands	(9,647,472)	(4,232,159)	5,551,764
(Benefit from) Provision for Income Taxes	(3,651,431)	(1,550,193)	2,020,842
(Loss) Income from Discontinued Operations	(5,996,041)	(2,681,966)	3,530,922
Net (loss) Income	$(8,799,469)	$(6,193,248)	$465,452

(Loss) Earning per Share:
Basic
Continuing Operations	$(0.40)	$(0.50)	$(0.43)
Discontinued Operations	$(0.86)	$(0.38)	$0.50
Total (loss) earnings per share	$(1.26)	$(0.88)	$0.07

(Loss) Earning per Share:
Diluted
Continuing Operations	$(0.40)	$(0.50)	$(0.43)
Discontinued Operations	$(0.86)	$(0.38)	$0.50
Total (loss) earnings per share	$(1.26)	$(0.88)	$0.07

Weighted Average Shares Outstanding:
Basic	7,006,684	7,037,694	7,054,442
Diluted	7,006,684	7,037,694	7,054,442
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended November 30,
	2014	2013	2012
(Loss) from Continuing Operations	$(2,803,428)	$(3,511,282)	$(3,065,470)
(Loss) Income from Discontinuing Operations	(5,996,041)	(2,681,966)	3,530,922
Net (Loss) Income	(8,799,469)	(6,193,248)	465,452
Other Comprehensive (Loss) Income
Unrealized Gain (Loss) on Securities:
Unrealized holding gain arising during the period, net of tax	36,888	142,613	226,492
Less: reclassification adjustment for (gain) loss included in net income (loss), net of tax	(219,266)	4,518	(76,774)
Comprehensive Income (Loss) (Note 3, Note 11)	$(8,981,847)	$(6,046,117)	$615,170
Unrealized holding gain (loss) for the years ended November 30, 2014, 2013 and 2012, is net of deferred tax expense from unrealized gain of $(21,581), $(88,721) and $(143,106), respectively.
The reclassification adjustment for (gain) loss for the years ended November 30, 2014, 2013 and 2012 is net of a deferred tax (expense) benefit of $(128,244), $2,668 and $(44,896), respectively.

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED NOVEMBER 2014, 2013 AND 2012

					UNREALIZED
			ADDITIONAL		GAIN (LOSS) ON	TOTAL
	COMMON STOCK		PAID IN	RETAINED	MARKETABLE	SHAREHOLDERS'
	SHARES	AMOUNT	CAPITAL	EARNINGS	SECURITIES	EQUITY
Balance – November 30, 2011	7,054,442	70,544	2,329,049	23,322,928	(114,470)	25,608,051
Net income for the year	—	—	—	465,452	—	465,452
Dividends declared	—	—	—	(1,975,244)	—	(1,975,244)
Unrealized gain on marketable securities, net of tax	—	—	—	—	149,717	149,717
Balance – November 30, 2012	7,054,442	70,544	2,329,049	21,813,136	35,247	24,247,976
Net loss for the year	—	—	—	(6,193,248)	—	(6,193,248)
Dividends declared	—	—	—	(984,279)	—	(984,279)
Unrealized gain on marketable securities, net of tax	—	—	—	—	147,131	147,131
Shares retired	(47,758)	(477)		(154,737)		(155,214)
Balance – November 30, 2013	7,006,684	70,067	2,329,049	14,480,872	182,378	17,062,366
Net loss for the year				(8,799,469)		(8,799,469)
Deferred compensation			29,035			29,035
Unrealized gain on marketable securities, net of tax					(182,378)	(182,378)
Warrant issuance			1,456,400			1,456,400
Balance – November 30, 2014	7,006,684	70,067	3,814,484	5,681,403	—	9,565,954

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended November 30,
	2014	2013	2012
Cash Flows from Operating Activities:
Net (Loss) Income	(8,799,469)	$(6,193,248)	$465,452
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Depreciation and amortization	320,408	324,212	213,957
Change in allowance for bad debts	(24,721)	55,204	(26,851)
(Gain) Loss on sale of securities	(347,490)	4,518	(121,670)
Loss on write off of intangibles	90,248	—	79,893
(Gain) on sale of property, plant and equipment	(18,422)	—	(5,748)
Loss on sale of property, plant and equipment	92,761	—	—
Debt discount amortization	48,547	—	—
Deferred financing fees amortization	322,865	—	—
Deferred compensation	29,035	—	—
Deferred income taxes	(5,342,123)	(3,673,004)	455,590
Change in Operating Assets & Liabilities:
Decrease (increase) in accounts receivable	3,249,872	2,544,742	(302,947)
Decrease (increase) in inventory	3,426,077	1,186,881	(334,040)
Decrease (increase) in insurance claim receivable	—	800,000	(800,000)
(Increase) decrease in prepaid expenses and other receivables	(206,578)	246,467	175,994
Decrease (Increase) in prepaid income and refundable income tax	392,366	66,288	(26,346)
Decrease in other assets	8,000	16,500	28,300
Increase (decrease) in accounts payable and accrued liabilities	1,484,960	(1,016,882)	1,696,407
(Decrease) in income taxes payable	—	(9,440)	(37,792)
Net Cash (Used in) Provided by Operating Activities	(5,273,664)	(5,647,762)	1,460,199
Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(69,081)	(742,608)	(766,647)
Proceeds from sale of property, plant and equipment	72,613	—	10,000
Purchase of intangible assets	—	—	(10,000)
Purchase of marketable securities	—	(153,000)	(1,000,046)
Proceeds from sale and maturity of investments	1,170,909	1,553,000	4,430,892
Net Cash Provided by Investing Activities	1,174,441	657,392	2,664,199
Cash Flows from Financing Activities:
Proceeds from line of credit - related party	600,000	—	—
Payments of deferred finance charges	(450,656)
Proceeds from term loan - related party	1,000,000	—	—
Payments for capital lease obligations	(7,520)	(5,987)	(20,088)
Purchase of company stock and retirement	—	(155,214)	—
Dividends paid	—	(1,478,090)	(1,975,244)
Net Cash Provided by (Used in) Financing Activities	1,141,824	(1,639,291)	(1,995,332)
Net (Decrease) increase in Cash	(2,957,399)	(6,629,661)	2,129,066
Cash and Cash Equivalents at Beginning of Period	3,199,020	9,828,681	7,699,615
Cash and Cash Equivalents at End of Period	$241,621	$3,199,020	$9,828,681

	For the Years Ended November 30,
	2014	2013	2012
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$25,529	$2,249	$299
Income taxes	$564	$40,200	$72,499
Schedule of Non Cash Financing Activities:
Fixed assets acquired by capital leases	$—	$26,040	$29,796
Conversion of deposit to intangible asset	$—	$—	$100,000
Warrants issued in connection with related party financing	$1,456,400	$—	$—
Dividends declared	$—	$984,279	$1,975,244
See Notes to Consolidated Financial Statements

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS
CCA Industries, Inc. (“CCA”) was incorporated in the State of Delaware on March 25, 1983.
CCA manufactures and distributes health and beauty aid products.
CCA has a few wholly-owned subsidiaries. CCA Online Industries, Inc. and CCA IND., S.A. DE C.V., a Variable Capital Corporation organized pursuant to the laws of Mexico are currently inactive.

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
Short-Term Investments and Marketable Securities:
Short-term investments and marketable securities consisted of certificates of deposits, corporate bonds, limited partnerships and equity securities. The Company classified its investments as Available-for-Sale securities. Accordingly, such investments were reported at fair market value, with the resultant unrealized gains and losses reported as a separate component of shareholders' equity. Fair value for Available-for-Sale securities was determined by reference to quoted market prices or other relevant information.
Accounts Receivable:
Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowance for cooperative advertising and reserves for returns which are anticipated to be taken as credits against the balances as of November 30, 2014. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.
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
Depreciation and amortization are provided utilizing the straight-line method over the following estimated useful lives or lease terms of the assets, whichever is shorter:

Machinery and equipment	5-7 Years
Furniture and fixtures	3-10 Years
Tools, dies and masters	3 Years
Transportation equipment	5 Years
Leasehold improvements	Remaining life of the lease (7.5 years)
Intangible Assets:
Intangible assets, which consist of patents and trademarks, are stated at cost. Patents are amortized on the straight-line method over a period of 17 years. Patents are reviewed for impairment when events or changes in business indicate that the carrying amount may not be recoverable. Trademarks are indefinite lived intangible assets and are reviewed for impairment annually or more frequently if impairment conditions occur. In the quarter ended November 30, 2014, the Company determined that it would no longer use certain trademarks and recorded a charge of $90,248 to write off the related carrying amount and this charge is recorded in selling, general and administrative expenses.
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
Revenue Recognition: (See also Cooperative Advertising)
The Company recognizes sales in accordance with ASC Topic 605 “Revenue Recognition”. Revenue is recognized upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

allowances and various sales incentives. Included in sales incentives are coupons that the Company issues that are redeemed by its customers. Redemptions are handled by a coupon national clearing house. The Company also has estimated that there is an approximate six week lag in coupon redemptions, with the estimated cost recorded as an accrued liability. Although no legal right of return exists between the customer and the Company, returns, including return of unsold products, are accepted if it is in the best interests of the Company's relationship with the customer. The Company, therefore, records a reserve for returns based on the historical returns as a percentage of sales in the five preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances. Sales returns in 2014 increased from the prior year primarily as a result of increases in returns of Gel Perfect seasonal products. Those returns which are anticipated to be taken as credits against the balances as of November 30, 2014 are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Changes in the estimated coupon reserve and sales return reserve are recorded to Sales of health and beauty aid products - net, in the Consolidated Statement of Operations.
Cooperative Advertising:
Cooperative advertising is accrued based on a combination of new contracts given to the customers in the current fiscal year, along with what is left open from prior years. Specific new contracts in the current fiscal year are identified as sales incentives (see sales incentives) and those contracts reduce revenues for the current period. The open balances for all years open are reduced throughout the year by either the customer advertising and submitting the proof according to the contract or by customer post audit adjustments that finalize any amount due. Any item open more than four years is closed unless management believes that a deduction may still be taken by the customer. The balance of open cooperative advertising is then allocated between accrued liabilities and the allowance for cooperative advertising based the customer's open accounts receivable balance. Open cooperative advertising for the fiscal year ended November 30, 2014 that was accrued for in previous years was decreased by $786,306 as the result of completion of customer post audit adjustments. For fiscal year ended November 30, 2013 and 2012, the reserve for open cooperative advertising was decreased $816,418 and $640,000, respectively.
Sales Incentives:
The Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expense. These accounting adjustments do not affect net (loss) income.
Shipping Costs:
The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. For the years ended November 30, 2014, 2013 and 2012 included in selling, general and administrative expenses are shipping costs of $1,012,623, $2,688,536 and $3,272,759, respectively.
Advertising Costs:
The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the years ended November 30, 2014, 2013 and 2012 were $6,155,051, $2,921,199 and $3,908,329, respectively.
Research and Development Costs:
The Company's policy for financial reporting is to charge research and development costs to expense as incurred. Research and development costs for the years ended November 30, 2014, 2013 and 2012 were $458,984, $741,694 and $769,637, respectively.
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
Income Taxes:
Income taxes are accounted for under ASC Topic 740 “Income Taxes”, which utilizes the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the loss incurred in fiscal 2013, the benefit of which will be carried forward into future tax years. Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized. Management has estimated that it will utilize the entire deferred tax asset in future years based on its belief that the Company will be profitable.  Management expects future profitability based on the outsourcing of many functions to The Emerson Group, a substantial reduction in personnel and a reduction in other expenses.  However profits can be impacted in the future if the Company’s sales decrease.  The portion that management expects to utilize in fiscal 2015 is recorded as a short term asset, and the portion that management expects to utilize in fiscal years subsequent to fiscal 2015 are recorded as a long term asset. (See NOTE 15 - Subsequent Events for further detail).
The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of November 30, 2014 and November 30, 2013. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
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
Stock Options:
ASC Topic 718, “Stock Compensation,” requires stock grants to employees to be recognized in the consolidated statement of operations based on their fair values. The Company issued stock options in fiscal 2014, see Note 18 for details.
Reclassifications:
Certain prior years amounts have been reclassified to conform with the current year’s presentation.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
Short-term investments and marketable securities, which consist of fully guaranteed bank certificates of deposit, stock and various corporate and government obligations, are stated at market value. The Company has classified its investments as Available-for-Sale securities and considers as current assets those investments which will mature or are likely to be sold within the ensuing twelve months. The cost and market values of the investments at November 30, 2014 and November 30, 2013 were as follows:

	November 30, 2014		November 30, 2013
	COST	MARKET	COST	MARKET
Current:
Corporate obligations	$—	$—	$—	$—
Limited partnership	—	—	223,373	354,050
Common stock	—	—	600,046	758,390
Fixed Income	—	—	—	—
Total Current	$—	$—	$823,419	$1,112,440
Bank certificates of deposit are insured by the Federal Deposit Insurance Corporation for the full balance under the Temporary Liquidity Guarantee Program. The Company maintains accounts with several brokerage firms. The accounts contain cash and securities. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation (SIPC).
The market value at November 30, 2014 was $0 as compared to $1,112,440 at November 30, 2013. The gross unrealized gainswere $0 for November 30, 2014 and $289,021 for November 30, 2013, respectively. The cost and market values of the investments at November 30, 2013 were as follows:

Name of Issuer and Title of Each Issue	Number of Units	Cost of Each Issue	Market Value of Each Issue at Balance Sheet Date	Amount at Which Each Portfolio of Equity Security Issue and Each Other Security Issue Carried in Balance Sheet
Limited Partnerships:
Energy Transfer Partners	1,000	50,695	54,160	54,160
Enterprise Prods Partners	500	21,190	31,485	31,485
Kinder Morgan Energy	500	34,762	40,985	40,985
Magellan Midstream Partners	1,000	53,113	124,280	124,280
Plains All Amern Pipeline	1,000	63,613	103,140	103,140
		223,373	354,050	354,050
Common Stock:
S&P 500 ETF Trust	4,190	600,046	758,390	758,390
		600,046	758,390	758,390

2013 TOTALS		823,419	1,112,440	1,112,440

During the years ended November 30, 2014, 2013 and 2012, available-for-sale securities were liquidated and proceeds amounting to $1,170,909, $1,553,000 and $4,430,892 were received, with resultant realized losses (gains) totaling $(347,490), $4,518 and $(121,670), respectively. Cost of available-for-sale securities includes unamortized premium or discount. The unrealized gains are accounted for under mark-to-market rules for Available-for-Sale securities. Please see Note 2 for further information.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	November 30,	Quoted Market Price in Active Markets	Significant Other Observable Inputs
Description	2013	(Level 1)	(Level 2)
Corporate obligations	$—	$—	$—
Limited partnership	354,050	354,050	—
Common stock	758,390	758,390	—
Fixed income	—	—	—
Total	$1,112,440	$1,112,440	$—

NOTE 4 - INVENTORIES
The components of inventory consist of the following:

	November 30, 2014	November 30, 2013
Raw materials	$2,408,220	$5,948,457
Finished goods	2,773,270	2,659,110
	$5,181,490	$8,607,567
At November 30, 2014 and November 30, 2013, the Company had a reserve for obsolescence of $992,296 and $3,030,306, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	November 30, 2014	November 30, 2013
Machinery and equipment	$—	$156,810
Furniture and equipment	672,477	771,988
Tools, dies and masters	449,862	494,166
Transportation equipment	16,538	44,076
Capitalized lease obligations	41,326	62,140
Web Site	—	20,000
Leasehold improvements	1,054,365	1,090,798
	$2,234,568	$2,639,978
Less: Accumulated depreciation	1,125,968	1,150,179
Property and Equipment—Net	$1,108,600	$1,489,799
Depreciation expense for the years ended November 30, 2014, 2013 and 2012 amounted to $303,303, $303,750 and $213,495, respectively.

NOTE 6 - INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for eleven product lines.

	November 30, 2014	November 30, 2013
Patents and trademarks	$800,293	$932,896
Less: Accumulated amortization	145,453	170,703
Intangible Assets - Net	$654,840	$762,193

Patents are amortized on a straight-line basis over their legal life of 17 years. Trademarks have an indefinite life and are reviewed annually for impairment or more frequently if impairment indicators occur. During the fiscal year ended November 30, 2014, the Company determined to write off $90,248 of patents and trademarks, as part of its quarterly evaluation. Part of the trademarks written off included the Mega-T dietary supplement brand which was sold in August 2014 and the Gel Perfect nail polish brand which was discontinued during fiscal 2014 as part of the restructuring of its business. Other Patents and trademarks were written off that were no longer in use and did not have any plans for future use. Amortization expense for the fiscal years ended November 30, 2014, 2013 and 2012, was $17,105, $20,462 and $462, respectively. Estimated amortization expense for the years ending November 30, 2015, 2016, 2017, 2018 and 2019 will be $388, $388, $388, $388 and $376, respectively.

NOTE 7 - ACCRUED EXPENSES
The following items which exceeded 5% of total current liabilities are included in accrued expenses as of:

	November 30, 2014	November 30, 2013
Coop advertising	2,368,808	3,218,259
Restructuring Costs	1,043,897	—
Accrued returns	653,855	1,045,458

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEBT AGREEMENT
On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. The line of credit and term loan have an interest rate of 6% and mature on December 5, 2015. The advances made under these loan agreements are subject to a borrowing base calculation that includes 80% of the eligible accounts receivable plus 50% of the value of the eligible inventory. All amounts outstanding under these agreements are secured by a first priority security interest in all of the assets of the Company. Capital is owned by Lance Funston, who is also the managing partner of Capital Preservation Holdings, LLC, which owns 219,958 shares of the Company's common stock and all of the Class A common stock. Accordingly, the line of credit and term loan are shown on the consolidated balance sheet as from a related party.
Contemporaneously with the signing of the Agreement, the Company issued a Warrant to Purchase Common Stock (the “Warrant”) to Capital whereby Capital may acquire upon exercise of the Warrant 1,892,744 shares of the Company’s Common Stock. The Warrant may be exercised in whole or in part at any time during the exercise period which is five years from the date of the Warrant. The Warrant bears a purchase price of $3.17 per share, subject to adjustments. The value of the Agreement was allocated to the relative fair values of the Loan and Security Agreement and Warrant, resulting in an allocation of value to the Warrant of $1,456,400, which was recorded on the financial statements as additional paid-in capital as of September 5, 2014, with an asset of $1,213,667 recorded as deferred financing fees and a reduction of Term Loan- Related Party of $242,733 recorded as debt discount. At closing the Company executed a warrant agreement that was exercisable into a variable number of shares. The term was not consistent with the terms agreed to with the lender. The Warrant was corrected in January 2015. The Company has accounted for the transaction as if the corrected Warrant agreement was issued at closing.

NOTE 9 - OTHER INCOME
Other income consists of the following:

	November 30,
	2014	2013	2012
Interest income	5,089	$17,762	$112,490
Dividend Income	13,074	28,668	87,743
Realized (loss) gain on sale of securities	347,490	(4,518)	121,670
Royalty income	12,230	21,036	216,890
Miscellaneous	80,363	846	67,860
Total Other income	$458,246	$63,794	$606,653
NOTE 10 - 401(K) PLAN
The Company had a 401(K) Profit Sharing Plan for both union and non-union employees. The Company did not have any union employees as of November 30, 2014 due to the closing of the warehouse under its restructuring plan. Effective January 1, 2015, the former union employees who had been members of the union plan were transferred into the non-union plan, and the union plan was terminated. The union plan had required one year of service and the non-union plan requires six months of service. Employees for both plans must be 21 years or older to participate. Employees may make salary reduction contributions up to 25% of compensation not to exceed the federal government limits. The Plan allows for the Company to make discretionary contributions. For fiscal years 2014, 2013 and 2012, the Company did not make any contributions.

NOTE 11 - IMPACT OF SUPERSTORM SANDY
As a result of Super Storm Sandy, the Company made claims for loss against various insurance policies. In the case of one claim for $340,689, the Company did not determine the claim was realizable until May 2013 and received

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of November 30, 2014 and November 30, 2013. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were penalties and related interest of $54 for the fiscal year ended November 30, 2014, and $125 for penalties and interest for the fiscal year to date ended November 30, 2013. Penalties are recorded in selling, general and administrative expenses.
As of November 30, 2014, the Company had unrealized gain on its investments of $0, as all investments were sold during fiscal 2014.
The charitable contributions and net operating loss portion of the deferred tax asset has $273,434 that has been reclassified as a long-term asset, based on an estimate of the amount that will be realizable in periods greater than twelve months from November 30, 2014.

At November 30, 2014 and November 30, 2013, respectively, the Company had temporary differences arising from the following:

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	November 30, 2014
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term Asset
Depreciation	$(1,393,102)	$(252,883)	$—	$(252,883)
Reserve for bad debts	25,124	9,272	9,272	—
Reserve for returns	2,942,544	1,085,907	1,085,907	—
Reserve for obsolete inventory	608,504	224,560	224,560	—
Vacation accrual	148,751	54,895	54,895	—
Charitable contributions	1,100,940	406,287	132,853	273,434
Section 263A costs	128,079	47,266	47,266	—
Loss carry forward	22,933,333	8,296,176	1,328,532	6,967,644
Net deferred tax asset (liability)		$9,871,480	$2,883,285	$6,988,195

	November 30, 2013
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term (Liability)
Depreciation	$(980,638)	$(361,891)	$—	$(361,891)
Unrealized (gain) on investments	(289,021)	(106,669)	(106,669)	—
Reserve for bad debts	56,513	20,855	20,855	—
Reserve for returns	2,070,223	763,988	763,988	—
Reserve for obsolete inventory	3,030,306	1,118,294	1,118,294	—
Vacation accrual	252,117	93,040	93,040	—
Charitable contributions	988,611	364,833	9,964	354,869
Section 263A costs	212,794	78,529	78,529	—
Loss carry forward	7,096,270	2,618,784	690,746	1,928,038
Net deferred tax asset (liability)		$4,589,763	$2,668,747	$1,921,016

Income tax (benefit) expense is made up of the following components:

	November 30,
Continuing Operations	2014	2013	2012
Current tax - Federal	—	—	2,033
Current tax - State & Local	33,664	93,270	20,907
Deferred tax (benefit)	(1,740,876)	(2,122,811)	(1,565,252)
	(1,707,212)	(2,029,541)	(1,542,312)

	November 30,
Discontinued Operations	2014	2013	2012
Current tax - Federal	—	—	—
Current tax - State & Local	—	—	—
Deferred tax (benefit) expense	(3,651,431)	(1,550,193)	2,020,842
	(3,651,431)	(1,550,193)	2,020,842

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Prepaid and refundable income taxes are made up of the following components:

Prepaid and refundable income taxes	Federal	State & Local	Total
November 30, 2014	$167,075	$286,523	$453,598
November 30, 2013	$337,532	$341,357	$678,889

A reconciliation of the (benefit from) provision for income taxes computed at the statutory rate to the effective rate for the three years ended November 30, 2014, 2013 and 2012 is as follows:

	2014		2013		2012
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Continuing Operations
(Benefit from) provision for income taxes at federal statutory rate	$(1,533,618)	34.00%	$(1,883,880)	34.00%	$(1,566,646)	34.00%
Changes in (benefit) provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	(130,809)	2.90%	(688,724)	12.43%	(43,626)	0.95%
Non-deductible expenses and other adjustments	(42,785)	0.95%	543,063	4.26%	67,960	(1.47)%
(Benefit from) provision for income taxes at effective rate	$(1,707,212)	37.85%	$(2,029,541)	50.69%	$(1,542,312)	33.48%

Discontinued Operations
(Benefit from) provision for income taxes at federal statutory rate	$(3,280,140)	34.00%	$(1,438,934)	34.00%	$1,887,600	34.00%
Changes in (benefit) provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	(279,777)	2.90%	(526,057)	12.43%	$161,001	10.96%
Non-deductible expenses and other adjustments	(91,514)	0.95%	414,798	4.26%	(27,759)	3.46%
(Benefit from) provision for income taxes at effective rate	$(3,651,431)	37.85%	$(1,550,193)	50.69%	$2,020,842	48.42%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Leases
The Company currently occupies approximately 81,000 square feet of space used for warehousing and corporate offices. The Company signed a new lease for the premises beginning June 1, 2012 and expiring May 31, 2022, with a renewal option for an additional five years. The annual rental for this space is $486,012, with an increase, pegged to the consumer price index, not to exceed 30% in any consecutive five year period. The lease requires the Company to pay for additional expenses (Common Area Maintenance “CAM”), which includes real estate taxes, common area expense, utility expense, repair and maintenance expense and insurance expense. CAM was $255,301 for the fiscal year ended November 30, 2014, and is estimated at $206,000 for future fiscal years during the term of the lease.
Rent expense for the years ended November 30, 2014, 2013 and 2012 was $748,642, $691,950, and $693,274, respectively.
In addition, the Company has entered into various property and equipment operating leases with expiration dates ranging through March 2019.
Future commitments under non-cancelable operating lease agreements having a remaining term in excess of one year for each of the next five (5) years and in the aggregate are as follows:

YEAR ENDING NOVEMBER 30,
2015	875,784
2016	752,811
2017	709,817
2018	707,417
2019 and thereafter	2,427,177
Royalty Agreements
In 1986, the Company entered into a license agreement with Alleghany Pharmacal Corporation (the “Alleghany Pharmacal License”). The license agreement, which is for the exclusive rights to Nutra Nail, Hair Off, Properm and IPR-3 was amended in 2011. The Alleghany Pharmacal License agreement, as amended, requires the Company to pay a royalty rate of 2.5% on net sales of said licensed products, and a minimum royalty of $250,000 per annum. The Company incurred the minimum royalty of $250,000 as the royalty earned was $50,124 for Alleghany Pharmacal for the fiscal year ended November 30, 2014.
CCA commenced the marketing of its sun-care products line following a May 1998 License Agreement with Solar Sense, Inc. (the “Solar Sense License”), pursuant to which it acquired the exclusive right to use the trademark names “Solar Sense” and “Kids Sense” and the exclusive right to market mark-associated products. The Solar Sense License requires the Company to pay a royalty of 5% on net sales of said licensed products until $2 million total royalties are paid, at which time the royalty rate will be reduced to 1% for a period of twenty-five years. The Company incurred royalties of $53,706 for Solar Sense, Inc. for the fiscal year ended November 30, 2014. Since the contract inception through November 30, 2014, the Company has paid a total of $851,183 in royalties to Solar Sense, Inc.
On May 18, 2004, the Company entered into a license agreement with Tea-Guard, Inc. to manufacture and distribute Mega -T Green Tea chewing gum and Mega -T Green Tea mints. The license agreement requires the Company to pay a royalty of 6% of net sales for the products sold under the license agreement. The license agreement was amended on March 31, 2009, granting the Company a non-exclusive license, with no minimum royalty required. The royalty rate of 6% of net sales will remain unchanged during the term, including any term renewals, of the amended license agreement until aggregate royalties of $10 million have been paid to Tea-Guard, Inc., at which point the royalty rate becomes 0%. The Company commenced sales of Mega-T Green Tea Chewing Gun in July 2004. The Company incurred royalties of $10,263 to Tea-Guard, Inc. for the fiscal year ended November 30, 2014. Since the contract

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

inception through November 30, 2014, the Company has paid a total of $587,885 in royalties to Tea-Guard, Inc. The Company discontinued its Mega-T gum and mint products effective August 1, 2014.
Effective November 3, 2008, the Company entered into an agreement with Continental Quest Corp., to purchase certain United States trademarks and inventory relating to the Pain Bust*R II business for $285,106 paid at closing. In addition, the Company agreed to pay a royalty equal to 2% of net sales of all Pain Bust*R II products, which are topical analgesics, until an aggregate royalty of $1,250,000 is paid, at which time the royalty payments will cease. The Company incurred royalties of $7,906 to Continental Quest Corp. for the fiscal year ended November 30, 2014. Since the contract inception through November 30, 2014, the Company has paid a total of $72,227 in royalties to Continental Quest Corp.
On March 22, 2002, the Company entered into an agreement with Joann Bradvica, granting the Company an exclusive license to manufacture and sell an Earlobe Patch Support for Earrings. The agreement provided for a royalty of 10% of net sales of the licensed product. A new agreement was entered into and effective on June 8, 2009 at the same royalty rate, and provides for a minimum royalty of $40,000 for annual periods beginning July 1, 2009, in order to maintain the license. The royalty rate becomes 0% upon the expiration of the licensor's patent on April 15, 2015. The Company incurred royalties of $44,388 to Joann Bradvica for the fiscal year ended November 30, 2014.
On October 21, 2010, the Company entered into an agreement with Hand Perfection, LLC and Ellen Sirot, granting the Company an exclusive license to manufacture and market a group of skin care creams under the trademark Hand Perfection, Foot Perfection and products utilizing the name “Ellen Sirot”. The agreement provides for a royalty of 7% of net sales of the licensed products. The Company incurred royalties of $15,520 to Hand Perfection, LLC for the fiscal year ended November 30, 2014. The Company terminated its license agreement with Hand Perfection, LLC effective September 11, 2014.
The Company is not a party to any other license agreement that is currently material to its operations.
Consulting and Separation Agreements
The Company had executed Employment Contracts with David Edell, its former Chief Executive Officer and Ira Berman, former Corporate Secretary (the “Executives”). Employment under the contracts expired on December 31, 2010. Upon expiration of the employment term on December 31, 2010, the Executives became consultants to the Company for an ensuing five year term in accordance with the provisions of the agreement. On September 5, 2014, the Company entered into Separation Agreements with the Executives whereby they are no longer required to perform any consulting services pursuant to their Amended and Restated Employment Agreements. The Company made a payment of $1,000,000 to the Executives on the separation date and is required per the Separation Agreements to make an additional payment of $200,000 to the Executives on October 1, 2015 and pay $794,620 in fifteen equal monthly installments of $52,975 commencing on October 3, 2014.
Employment Agreements
On March 21, 2011, the compensation committee of the board of directors, acting on behalf of the Company, entered into an Employment Agreement (each, an “Employment Agreement”) with each of Stephen A. Heit and Drew Edell (each, an “Executive”). Pursuant to their respective Employment Agreements, Mr. Heit has been engaged to continue to serve as the Company’s Executive Vice President and Chief Financial Officer, and Mr. Drew Edell was been engaged to serve as the Company’s Executive Vice President, Product Development and Production. The Company chose to not renew Drew Edell's employment contract with the Company effective November 30, 2014 and recorded a severance charge of $1,001,875.
Mr. Drew Edell is the son of David Edell, who was a member of the Board of Directors of the Company and had been serving as a consultant to the Company.
Except as set forth below, the Employment Agreements contain substantially similar terms to each other. The term of employment under each of the Employment Agreements runs from March 21, 2011 through December 31, 2013, and will continue thereafter for successive one-year periods unless the Company or the Executive chooses not to renew the respective Employment Agreement. Mr. Heit's employment contract has been continued by the Company.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Under the respective Employment Agreements, the base salaries of Mr. Heit and Mr. Drew Edell are $250,000, and $275,000 per annum, respectively, and may be increased each year at the discretion of the Company’s Board of Directors. Mr. Heit's base salary was increased to $280,000, effective October 1, 2014. The Executives are eligible to receive an annual performance-based bonus under their respective Employment Agreement, and are entitled to participate in Company equity compensation plans. In addition, each of the Executives will receive an automobile allowance, health insurance and certain other benefits.
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
If the Company terminates the Executive for Cause (as defined in the respective Employment Agreement), or the Executive terminates his employment in a manner not considered to be for Good Reason (as defined in the respective Employment Agreement), the Executive shall be entitled to receive all base salary and other benefits earned and accrued prior to the date of termination. If the Company terminates the Executive in a manner that is not for Cause or due to the Executive’s death or disability, the Executive terminates his employment for Good Reason, or the Company does not renew the Employment Agreement after December 31, 2013, the Executive shall be entitled to receive a single-sum payment equal to his unpaid base salary and other benefits earned and accrued prior to the date of termination and a single-sum payment of an amount equal to three times (a) the average of the annual base salary amounts paid to Executive over the three calendar years prior to the date of termination, (b) if less than three years have elapsed between March 21, 2011 and the date of termination, the highest base salary paid to the Executive in any calendar year prior to the date of termination, or (c) if less than twelve months have elapsed between March 21, 2011 and the date of termination, the highest base salary received in any month times twelve. In addition, each Executive is entitled to the same benefits if the Executive terminates his employment with the Company in connection with a Change of Control (as defined in their respective Employment Agreements).
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
The Company also entered into an Employment Agreement with another Company executive, who is not a “named executive officer” within the meaning of the Securities Exchange Act of 1934, as amended and related regulations. The additional Employment Agreement referred to in the preceding sentence contains substantially similar terms as the Employment Agreements discussed above, except that the employee’s base salary is currently $140,000 per annum.

Dividends and Capital Transactions
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
The Company had deferred financing fees of $1,341,458 as of November 30, 2014. On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. Capital Preservation Solutions, LLC is owned by Lance Funston, who also is the managing partner of Capital Preservations Holdings, LLC which owns common stock and all of the Company's Class A common stock. Contemporaneously with the signing of the Agreement, the Company issued a Warrant to Purchase Common Stock (the “Warrant”) to Capital whereby Capital may acquire upon exercise of the Warrant 1,892,744 shares of the Company’s Common Stock. The Warrant may be exercised in whole or in part at any time during the exercise period which is five years from the date of the Warrant. The Warrant bears a purchase price of $3.17 per share, subject to adjustments. The working capital line of credit and term loan have been recorded on the consolidated balance sheet as of November 30, 2014 as from a related party. Interest and amortized financing costs in the amount of $314,213 was incurred to Capital and is recorded on the consolidated statement of operations for the year ended November 30, 2014 as interest expense from a related party. The deferred financing fees are comprised of the value of the warrant that was issued to Capital Preservation Solutions as well as related legal costs.

NOTE 14 - CONCENTRATION OF RISK
Most of the Company’s products are sold to major drug and food chains merchandisers, and wholesale beauty-aids distributors throughout the United States and Canada.
During the fiscal years ended November 30, 2014, 2013 and 2012, certain customers each accounted for more than 5% of the Company’s net sales, as follows:

	For the Year Ended November 30,
Customer	2014	2013	2012
Walmart	47.0%	43.0%	35.0%
Walgreen	6.5%	13.0%	12.0%
Rite Aid	*	*	8.0%
CVS	*	*	9.0%
Foreign Sales	13.6%	5.0%	4.5%

*	under 5%
The loss of any one of these customers could have a material adverse affect on the Company’s earnings and financial position.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - CONCENTRATION OF RISK (continued)

During the fiscal years November 30, 2014, 2013 and 2012, certain products within the Company’s product lines accounted for more than 10% of the Company’s net sales as follows:

	For the Year Ended November 30,
Category	2014	2013	2012
Skin Care	45.9%	44.8%	31.2%
Oral Care	32.9%	35.3%	21.1%
Nail Care	13.8%	14.0%	14.5%

NOTE 15 - RESTRUCTURING
On January 20, 2014, the Company announced that its Board of Directors has approved management’s plan to restructure the Company’s operations, and enter into a key business partnership with The Emerson Group, a premier sales and marketing company located in Wayne, Pennsylvania. As part of this change, the Company has outsourced to Emerson certain sales and administrative functions effective February 1, 2014. In addition, warehousing and shipping was outsourced to Ozburn-Hessey Logistics "OHL", one of the largest integrated global supply chain management companies in the United States. The Company’s inventory was moved to an OHL-managed facility in Indianapolis, Indiana and shipping commenced from there as of the week of February 3, 2014. A key benefit of the outsourcing move is that it shifted a substantial portion of the Company’s current fixed costs into a variable cost structure moving forward which can ultimately help keep expenses in better alignment with any future revenue generated by its brands. As part of the outsourcing plan, the Company reduced its work force from 98 to 37 employees during fiscal 2014. The Company has planned for additional personnel to leave in the first and second quarters of fiscal 2015. The restructuring plan should be complete by the end of the second quarter of fiscal 2015. The Company incurred severance costs related to the reduction in work force of $2,738,570 during fiscal 2014. Of this amount, $1,694,673 was paid in fiscal 2014, with the unpaid amount of $1,043,897 recorded as an accrued expense on the Company's consolidated balance sheet.
The Company entered into a contract with Suite-K Value Added Services on December 16, 2014 to provide turn-key contract manufacturing services for all products other than oral care in order to reduce and control operating costs. The contract requires a commitment to inventory purchases six months in advance and can be canceled upon 90 days notice. Under the terms of the agreement, Suite-K is responsible for purchasing the raw materials and components that are required to manufacture the products subject to the agreement. The Company will be receiving the first deliveries of product under the Suite-K turn-key contract in February 2015. The Company is discussing turn-key manufacturing with other vendors to meet its goal of being 100% turn-key for all products, which will allow the Company to operate more efficiently.
The facility that the Company occupies in East Rutherford, New Jersey is subject to a long term lease that expires in May 2022. The facility consists of a warehouse and office space. With the move of inventory to the OHL managed facility in Indianapolis, the warehouse was closed as of the end of the 2014 fiscal year. The reduction in work force as a result of the Company's restructuring plan has also resulted in the Company utilizing less than 50% of the current facilities office space. The Company is endeavoring to sub-lease the warehouse and unused portion of the office space in order to reduce overhead costs, which management believes will be completed within the third quarter of fiscal 2015.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - DISCONTINUED OPERATIONS
The Company discontinued the Gel Perfect color nail polish business effective as of May 31, 2014. The Gel Perfect brand had declining sales in fiscal 2013 and fiscal 2014 to date. Net sales for the year ending November 30, 2014 were $(3,357,104). The negative net sales were due to the large amount of returns received during the period. In addition, the Company has increased the total reserve for returns to $3,089,294 as of November 30, 2014 based on the liability with its retail customers for potential returns or mark down agreements. The expense as a result of recording the reserve for returns is reflected as a reduction of net sales. As of November 30, 2014, $1,440,429 of the specific reserve for returns had not been utilized.
During the third quarter of fiscal 2014 the Company discontinued its operations of the Mega-T brand of weight loss and dietary supplement business and on August 26, 2014, the Company entered into an asset purchase agreement (“Asset Purchase Agreement”) with Mega-T, LLC (“LLC”), an entity formed by Casla Partners Capital Fund I, LP for the sale of inventory, trademarks and other intellectual property rights related to the Mega-T brand. Under the Asset Purchase Agreement, the Company sold its inventory consisting of finished goods, work-in-process, raw materials and packaging supplies, as well as the related trademarks, domain names and goodwill of the Mega-T brand with a total value of $2,053,934 to LLC. In consideration of the sale, LLC assumed all of the liabilities related to returns, co-operative advertising and contract markdowns that occurred prior to the transaction date but have not yet been deducted by the retailers up to a maximum liability of $2,250,000. As of November 30, 2014, the Company does not believe that the maximum liability cap of $2,250,000 will be exceeded. LLC also assumed liabilities for all outstanding purchase orders as long as it receives the inventory from the vendors and any obligations that arise subsequent to the transaction date that related to LLC’s operations of the Mega-T business. The Company is responsible for paying the vendors for any inventory received by the Company prior to the transaction date. The Company decided to sell the Mega-T brand in order to focus its resources behinds its five remaining core brands. The following table summarizes those components of the statement of operations for discontinued brands for the twelve months ended November 30, 2014,2013 and 2012:

	Twelve Months Ended November 30,
	2014
	Mega	GP	Total
Net Sales	$291,652	$(3,357,104)	$(3,065,452)
Loss before Benefit from Income Taxes	(3,454,184)	(6,193,288)	(9,647,472)
Benefit from Income Tax	(1,307,360)	(2,344,071)	(3,651,431)
Net Loss	$(2,146,824)	$(3,849,217)	$(5,996,041)
Loss per Share:
Basic	$(0.31)	$(0.55)	$(0.86)
Diluted	$(0.31)	$(0.55)	$(0.86)
Weighted average shares outstanding
Basic	7,006,684	7,006,684	7,006,684
Diluted	7,006,684	7,006,684	7,006,684

	Twelve Months Ended November 30,
		2013
	Mega	GP	Total
Net Sales	$6,610,539	$3,415,685	$10,026,224
Income (loss) before Provision for (Benefit from) Income Taxes	579,812	(4,811,971)	$(4,232,159)
Provision for (Benefit from) Income Tax	212,378	(1,762,571)	$(1,550,193)
Net Income (Loss)	$367,434	$(3,049,400)	$(2,681,966)
Earnings (loss) per Share:
Basic	$0.05	$(0.43)	$(0.38)
Diluted	$0.05	$(0.43)	$(0.38)
Weighted average shares outstanding
Basic	7,037,694	7,037,694	7,037,694
Diluted	7,037,694	7,037,694	7,037,694

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended November 30,
		2012
	Mega	GP	Total
Net Sales	$10,270,646	$10,558,062	$20,828,708
Income before Provision for Income Taxes	3,692,157	1,859,607	5,551,764
Provision for Income Tax	1,871,654	942,685	2,814,339
Net Income	$1,820,503	$916,922	$2,737,425
Earnings per Share:
Basic	$0.26	$0.13	$0.39
Diluted	$0.26	$0.13	$0.39
Weighted average shares outstanding
Basic	7,054,442	7,054,442	7,054,442
Diluted	7,054,442	7,054,442	7,054,442

NOTE 17 - QUARTERLY RESULTS
The following financial data is a summary of the quarterly results of operations (unaudited) during and for the years ended November 30, 2014 and 2013:

	Three Months Ended
Fiscal 2014	Feb. 28	May 31	Aug. 31	Nov. 30
Net Sales	$8,068,006	$8,761,946	$7,807,019	$5,483,328
Total Revenue	8,304,928	8,769,567	8,017,261	5,486,789
Cost of Sales	1,326,852	5,338,683	4,069,779	2,894,912
Gross Profit	6,741,154	3,423,263	3,737,240	2,588,416
Income (Loss) from Continued Operations	$2,750,295	$(1,678,514)	$(199,110)	$(3,676,099)
(Loss) Income from Discontinued Operations	$(3,838,474)	$(2,458,192)	$887,221	$(586,596)
Net (Loss) Income	$(1,088,179)	$(4,136,706)	$688,111	$(4,262,695)
Earnings (Loss) Per Share:
Basic
Continuing Operations	$0.39	$(0.24)	$(0.03)	$(0.52)
Discontinued Operations	$(0.55)	$(0.35)	$0.13	$(0.08)
Total (loss) earnings per share	$(0.16)	$(0.59)	$0.10	$(0.60)
Diluted
Continuing Operations	$0.39	$(0.24)	$(0.03)	$(0.52)
Discontinued Operations	$(0.55)	$(0.35)	$0.13	$(0.08)
Total (loss) earnings per share	$(0.16)	$(0.59)	$0.10	$(0.60)

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
Fiscal 2013	Feb. 28	May 31	Aug. 31	Nov. 30
Net Sales	$5,440,940	$10,624,013	$7,184,900	$5,513,516
Total Revenue	5,443,638	10,679,745	7,176,984	5,526,796
Cost of Sales	787,924	4,813,126	3,432,693	3,268,613
Gross Profit	4,653,016	5,810,887	3,752,207	2,244,903
(Loss) Income from Continued Operations	$(905,561)	$486,563	$(929,300)	$(2,162,984)
(Loss) Income from Discontinued Operations	$(109,830)	$(643,399)	$136,408	$(2,065,145)
Net Loss	$(1,015,391)	$(156,836)	$(792,892)	$(4,228,129)
Earnings (Loss) Per Share:
Basic
Continuing Operations	$(0.13)	$0.07	$(0.13)	$(0.31)
Discontinued Operations	$(0.02)	$(0.09)	$0.02	$(0.29)
Total (loss) per share	$(0.15)	$(0.02)	$(0.11)	$(0.60)
Diluted
Continuing Operations	$(0.13)	$0.07	$(0.13)	$(0.31)
Discontinued Operations	$(0.02)	$(0.09)	$0.02	$(0.29)
Total (loss) per share	$(0.15)	$(0.02)	$(0.11)	$(0.60)

The Company discontinued the Gel Perfect nail polish brand and sold the Mega-T dietary supplement brand, both of which are reported as discontinued operations in the statement of operations for the each of the quarters for the years in fiscal 2014 and 2013.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - STOCK-BASED COMPENSATION
On June 15, 2005, the shareholders approved an amended and Restated Stock Option Plan amending the 2003 Stock Option Plan (the “Plan”). The Plan authorizes the issuance of up to one million shares of common stock (subject to customary adjustments set forth in the plan) pursuant to equity awards, which may take the form of incentive stock options, nonqualified stock options restricted shares, stock appreciation rights and/or performance shares. The plan expires in April, 2015.
On January 1, 2006, the Company adopted ASC Topic 718, "Stock Compensation" which requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the financial statements.
The fair value of the stock option grants below were estimated on the date of the grant using a Black-Scholes valuation model and the assumptions in the following table:

Option Grant Date	February 1, 2014	October 2, 2014	October 16, 2014
Assumptions:
Risk-free interest rate	1.49%	1.7%	1.7%
Dividend yield	—	—	—
Stock volatility	32.16%	36.63%	37.51%
Option Term (years)	5	10	10
On February 1, 2014, the Company granted incentive stock options for 100,000 shares to Richard Kornhauser, its President and Chief Executive Officer at $3.40 per share. The closing price of the Company's stock on the date of the grant was $3.04 per share. The options vest in equal 20% increments commencing on October 17, 2014, and for each of the four subsequent anniversaries of such date. The options expire on January 31, 2019. The Company has estimated the fair value of the options granted to be $114,000 as of the grant date, which amount shall be amortized as an expense over a five year period. Accordingly, the Company recorded a charge against earnings in the amount of $27,000 for the fiscal year end November 30, 2014. There were no other stock options for named executive officers granted or options exercised during fiscal 2014.
On October 16, 2014, the Company granted incentive stock options for 10,000 shares to Gail Perlow, a Company employee, at $3.36 per share. The closing price of the Company's stock on the date of grant was $3.36 per share. The options vest in equal 20% increments commencing on October 16, 2015, and for each of the four subsequent anniversaries of such date. The options expire on October 15, 2024. The Company has estimated the fair value of the options granted to be $16,479 as of the grant date, which amount shall be amortized as an expense over a five year period. Accordingly, the Company recorded a charge against earnings in the amount of $549 for the fiscal year end November 30, 2014.
Non-qualified stock options were granted to three directors on October 2, 2014. Stanley Kreitman and Robert Lage were granted options for 10,000 shares each at $3.42 per share, and Josephine Belli was granted options for 7,000 shares at $3.42 per share. The closing price of the Company's stock on the date of the grant was $3.42 per share. The options vest on October 2, 2015, subject to the grantee's continuous service as Director through that date. The options expire on October 1, 2024. The Company has estimated the fair value of the options granted to be $44,510 as of the grant date, which amount shall be amortized as an expense over a one year period. Accordingly, the Company recorded a charge against earnings in the amount of $1,486 for the fiscal year end November 30, 2014.
A summary of stock option activity for the Company is as follows:

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding at November 30, 2013	—	—	—	—
Granted	137,000	$3.40	5.7
Exercised	—	—	—	—
Cancelled or Forfeited	—	—	—	—
Outstanding at November 30, 2014	137,000	$3.40	5.7	—

NOTE 19 - (LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share is calculated using the average number of common shares outstanding. Diluted (loss) earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock method”.

	For the Year Ended November 30,
	2014	2013	2012
Net (loss) from continued operations available for common shareholders	$(2,803,428)	$(3,511,282)	$(3,065,470)
Net (loss) income from discontinued operations available for common shareholders	$(5,996,041)	$(2,681,966)	$3,530,922
Weighted average common shares outstanding-Basic	$7,006,684	$7,037,694	$7,054,442
Net effect of dilutive stock options	—	—	—
Weighted average common shares and common shares equivalents—Diluted	7,006,684	7,037,694	7,054,442

Loss Earning per Share:
Basic
Continuing Operations	$(0.40)	$(0.50)	$(0.43)
Discontinued Operations	$(0.86)	$(0.38)	$0.50
Total (loss) earnings per share	$(1.26)	$(0.88)	$0.07

Diluted
Continuing Operations	$(0.40)	$(0.50)	$(0.43)
Discontinued Operations	$(0.86)	$(0.38)	$0.50
Total (loss) earnings per share	$(1.26)	$(0.88)	$0.07

1,892,744 of shares underlying outstanding warrant and 137,000 shares underlying stock options were excluded from the diluted loss per share because the effects of such shares were anti-dilutive. No such share equivalents existed in 2013 or 2012.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - SUBSEQUENT EVENTS
On December 23, 2014, the Compensation Committee of the Board of Directors awarded options to purchase 175,000 shares of stock as of January 5, 2015 to eight members of management, including Richard Kornhauser, the Company's Chief Executive Officer and Stephen Heit, the Company's Chief Financial Officer.
The options were granted at $3.48 per share, which was the closing price on January 5, 2015. The options vest over five years and will expire on January 5, 2025.

SCHEDULE II
VALUATION ACCOUNTS

Years Ended November 30, 2014, 2013 and 2012:

COL. A	COL. B	COL. C	COL. D	COL. E
	Balance at Beginning Of Year	Additions Charged To Costs and Expenses	Deductions	Balance At End Of Year
Description
Year Ended November 30, 2014:
Allowance for cooperative advertising	$1,035,798	8,887,840	9,331,436	$592,202
Allowance for doubtful accounts	56,512	38,134.51	69,523	$25,124
Reserve for returns and allowances	1,024,764	10,815,137	8,897,358	$2,942,543
	$2,117,074	$19,741,112	$18,298,317	$3,559,869
Accrual for returns included in accrued liabilities	$1,045,419	$653,855	$1,045,419	$653,855
Accrual for cooperative advertising in accrued liabilities	$3,218,259	$2,368,808	$3,218,259	$2,368,808
Reserve for inventory obsolescence	$3,030,306	$2,152,014	$4,190,024	$992,296

Year Ended November 30, 2013:
Allowance for cooperative advertising	$1,212,067	$1,862,856	$2,039,125	$1,035,798
Allowance for doubtful accounts	26,340	55,204	25,032	56,512
Reserve for returns and allowances	1,107,221	6,341,262	6,423,719	1,024,764
	$2,345,628	$8,259,322	$8,487,876	$2,117,074
Accrual for returns included in accrued liabilities	$665,185	$1,045,458	$665,185	$1,045,458
Accrual for cooperative advertising in accrued liabilities	$2,471,174	$3,218,259	$2,471,174	$3,218,259
Reserve for inventory obsolescence	$671,609	$2,903,499	$544,802	$3,030,306
Year Ended November 30, 2012:
Allowance for cooperative advertising	$1,561,215	$5,141,552	$5,490,700	$1,212,067
Allowance for doubtful accounts	53,191	(26,851)	—	26,340
Reserve for returns and allowances	944,642	4,701,867	4,539,288	1,107,221
	$2,559,048	$9,816,568	$10,029,988	$2,345,628
Accrual for returns included in accrued liabilities	$1,069,661	$—	$404,477	$665,185
Accrual for cooperative advertising in accrued liabilities	$2,015,217	$2,975,136	$2,519,179	$2,471,174
Reserve for inventory obsolescence	$892,226	$707,674	$928,291	$671,609