Form 10-Q
period 2015-02-28
CCA INDUSTRIES INC
filed 2015-04-15
CIK 721447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 15, 2015 there were (i) 6,038,982 shares of the issuer’s common stock, par value $0.01, outstanding; and (ii) 967,702 shares of the issuer’s Class A common stock, par value $0.01, outstanding.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Part I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
CCA INDUSTRIES, INC. AND SUBSIDIARIESCONSOLIDATED BALANCE SHEETS

	February 28, 2015	November 30, 2014
ASSETS	(Unaudited)
Current assets:
Cash & cash equivalents	$266,717	$241,621
Accounts receivable, net of allowances of $2,513,029 and $2,967,668, respectively	3,217,136	2,248,301
Inventories, net of reserve for inventory obsolescence of $735,500 and $992,296, respectively	4,679,572	5,181,490
Prepaid expenses and sundry receivables	1,092,359	631,204
Prepaid and refundable income taxes	173,236	453,598
Deferred income taxes	2,842,519	2,883,285
Total Current Assets	12,271,539	11,639,499

Property and equipment, net of accumulated depreciation and amortization	1,056,343	1,108,600
Intangible assets, net of accumulated amortization	654,743	654,840
Deferred financing fees, net of accumulated amortization	1,008,594	1,341,458
Deferred income taxes	6,989,999	6,988,195
Total Assets	$21,981,218	$21,732,592

LIABILITIES AND CAPITAL
Current Liabilities:
Accounts payable & accrued liabilities	$9,340,696	$10,731,031
Capitalized lease obligations - current portion	7,780	7,642
Line of credit - related party	2,100,000	—
Term loan - related party	854,360	—
Total current liabilities	12,302,836	10,738,673

Line of credit - related party	—	600,000
Term loan - related party	—	805,813
Capitalized lease obligations	20,078	22,152
Total Liabilities	12,322,914	12,166,638

Shareholders' Equity:
Preferred stock, $1.00 par, authorized 20,000,000 none issued	—	—
Common stock, $.01 par, authorized 15,000,000 shares, issued and outstanding 6,038,982 and 6,038,982 shares, respectively	60,390	60,390
Class A common stock, $.01 par, authorized 5,000,000 shares, issued and outstanding 967,702 and 967,702 shares, respectively	9,677	9,677
Additional paid-in capital	3,849,225	3,814,484
Retained earnings	5,739,012	5,681,403
Unrealized gains on marketable securities	—	—
Total Shareholders' Equity	9,658,304	9,565,954
Total Liabilities and Shareholders' Equity	$21,981,218	$21,732,592
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended February 28,
	2015	2014
Revenues:
Sales of health and beauty aid products - net	$6,952,857	$6,065,778
Other income	4,659	236,922
Total Revenues	6,957,516	6,302,700
Costs and Expenses:
Cost of sales	2,318,485	3,002,116
Selling, general and administrative expenses	3,089,758	3,499,034
Advertising, cooperative and promotional expenses	948,957	810,454
Research and development	40,524	126,696
Bad debt expense (recovery)	6,971	(27,143)
Interest expense - related party	326,905	—
Interest expense	92,296	615
Total Costs and Expenses	6,823,896	7,411,772
Restructuring Costs	35,024	547,047
Total Costs and Expenses	6,858,920	7,958,819
Income (Loss) before Provision for (Benefit from) Income Taxes	98,596	(1,656,119)
Provision for (Benefit from) income taxes	40,988	(609,463)
Income (Loss) from Continuing Operations	$57,608	$(1,046,656)
Discontinued Operations
(Loss) from Operations of Discontinued Brands	—	(305,239)
(Benefit from) income taxes	—	(112,330)
(Loss) from Discontinued Operations	—	(192,909)
Net Income (Loss)	$57,608	$(1,239,565)

Earnings (Loss) per Share:
Basic
Continuing Operations	$0.01	$(0.15)
Discontinued Operations	$—	$(0.03)
Income (Loss)	$0.01	$(0.18)
Diluted
Continuing Operations	$0.01	$(0.15)
Discontinued Operations	$—	$(0.03)
Income (Loss)	$0.01	$(0.18)
Weighted Average Common Shares Outstanding
Basic	7,006,684	7,006,684
Diluted	7,155,242	7,006,684

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended February 28,
	2015	2014
Income (Loss) from Continuing Operations	$57,608	$(1,046,656)
(Loss) from Discontinuing Operations	—	(192,909)
Net (Loss)	$57,608	$(1,239,565)
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Securities:
Unrealized holding gain arising during the period, net of tax	—	2,233
Less: reclassification adjustment for (gain) included in net income (loss), net of tax	—	(92,142)
Comprehensive Income (Loss) (Note 3, Note 11)	$57,608	$(1,329,474)
Unrealized holding gain for the quarter ended February 28, 2014 is net of deferred tax expense from unrealized gain of $1,315.
The reclassification adjustment for (gain) for the quarter ended February 28, 2014 is net of a deferred tax expense of 53,901.
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended February 28,
	2015	2014
Cash Flows from Operating Activities:
Net Income (Loss)	$57,608	$(1,239,565)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	57,402	86,498
Change in allowance for bad debts	6,971	(27,143)
(Gain) on sale of securities	—	(146,025)
Debt discount amortization	48,547	—
Deferred financing fees amortization	332,864	—
Stock based compensation	34,741	2,700
Deferred income taxes	38,962	(722,993)
Change in Operating Assets & Liabilities:
(Increase) decrease in accounts receivable	(975,806)	235,537
Decrease in inventory	501,918	223,521
(Increase) in prepaid expenses and other receivables	(461,155)	(12,537)
Decrease in prepaid income and refundable income tax	280,362	1,500
Decrease in other assets	—	4,500
(Decrease) increase in accounts payable and accrued liabilities	(1,390,335)	385,381
Net Cash Used in Operating Activities	(1,467,921)	(1,208,626)
Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(5,050)	(3,509)
Proceeds from sale and maturity of investments	—	746,071
Net Cash (used in) provided by Investing Activities	(5,050)	742,562
Cash Flows from Financing Activities:
Proceeds from line of credit - related party	1,500,000	—
Payments for capital lease obligations	(1,933)	(1,830)
Net Cash Provided by (Used in) Financing Activities	1,498,067	(1,830)
Net Increase (Decrease) in Cash	25,096	(467,894)
Cash and Cash Equivalents at Beginning of Period	241,621	3,199,020
Cash and Cash Equivalents at End of Period	$266,717	$2,731,126
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$29,908	$615
Income taxes	$900	$500
See Notes to Consolidated Financial Statements

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three month period ended February 28, 2015 are not necessarily indicative of the results that may be expected for the entire year ended November 30, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2014. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS
CCA Industries, Inc. (“CCA”) was incorporated in the State of Delaware on March 25, 1983.
CCA manufactures and distributes health and beauty aid products.
CCA has two wholly-owned subsidiaries, CCA Online Industries, Inc. and CCA IND., S.A. DE C.V., a Variable Capital Corporation organized pursuant to the laws of Mexico, both of which are currently inactive.

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable:
Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowance for cooperative advertising and reserves for returns which are anticipated to be taken as credits against the balances as of February 28, 2015. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.
Inventories:
Inventories are stated at the lower of cost (weighted average) or market. Product returns are either recorded in inventory when they are received at the lower of their original cost or market or destroyed, as appropriate. Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined.

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
Long-Lived Assets:
Long-lived assets are assets in which the Company has an economic benefit for longer than twelve months from the date of the financial statement. Long-lived assets include property and equipment, intangible assets and other assets. The Company evaluates impairment losses on long-lived assets used in operations when events and circumstances indicate that the asset might be impaired. If the review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to its fair value. Fair value will be determined based on discounted cash flows or appraisals. Impairments are recorded in the statement of operations as part of selling, general and administrative expenses. No impairments were recorded in the three months ended February 28, 2015 and 2014.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition: (See also Cooperative Advertising)
The Company recognizes sales in accordance with ASC Topic 605 “Revenue Recognition”. Revenue is recognized upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Included in sales incentives are coupons that the Company issues that are redeemed by its customers. Redemptions are handled by a coupon national clearing house. The Company also has estimated that there is an approximate six week lag in coupon redemptions, with the estimated cost recorded as an accrued liability. Although no legal right of return exists between the customer and the Company, returns, including return of unsold products, are accepted if it is in the best interests of the Company's relationship with the customer. The Company, therefore, records a reserve for returns based on the historical returns as a percentage of sales in the five preceding months and specific reserve based on customer circumstances and product circumstances. Those returns which are anticipated to be taken as credits against the balances as of February 28, 2015 are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Changes in the estimated coupon reserve and sales return reserve are recorded to Sales of health and beauty aid products - net, in the Consolidated Statement of Operations.
Cooperative Advertising:
Cooperative advertising is accrued based on a combination of new contracts given to the customers in the current fiscal year, along with what is left open from prior years. Specific new contracts in the current fiscal year are identified as sales incentives (see sales incentives) and those contracts reduce revenues for the current period. The open balances for all years open are reduced throughout the year by either the customer advertising and submitting the proof according to the contract or by customer post audit adjustments that finalize any amount due. Any item open more than three years is closed unless management believes that a deduction may still be taken by the customer. The portion of cooperative advertising recorded as sales incentives was reduced by $444,109 in the first quarter of fiscal 2015 to close out cooperative advertising for fiscal year 2012 and $0 for the same period in 2014. The balance of the remaining open cooperative advertising is allocated between accrued liabilities and the allowance for cooperative advertising based the customer's open accounts receivable balance.
Sales Incentives:
The Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expense. These accounting adjustments do not affect net income (loss).
Shipping Costs:
The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. Shipping costs included for the three months ended February 28, 2015 and 2014 were $182,991 and $453,507, respectively.
Advertising Costs:
The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the three months ended February 28, 2015 and February 28, 2014 were $948,957 and $810,454, respectively.
Research and Development Costs:
The Company's policy for financial reporting is to charge research and development costs to expense as incurred. Research and development costs for the three months ended February 28, 2015 and February 28, 2014 were $40,524 and $126,696, respectively.
Income Taxes:
Income taxes are accounted for under ASC Topic 740 “Income Taxes”, which utilizes the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the losses incurred in fiscal 2013 and fiscal 2014, the benefit of which will be carried forward into future tax years. Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized. Management has estimated that it will utilize the entire deferred tax asset in future years based on anticipated future profitability which is contingent on the successful realization of anticipated cost savings associated with the outsourcing of many functions to The Emerson Group, the substantial reduction in personnel and a reduction in other expenses.  However, anticipated future profitability may be impacted if the Company’s sales decrease from current levels or due to other factors discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2015 as supplemented in this Form 10-Q. The portion that management expects to utilize in fiscal 2015 is recorded as a short term asset, and the portion that management expects to utilize in fiscal years subsequent to fiscal 2015 is recorded as a long term asset.

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of February 28, 2015 and November 30, 2014. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
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
Stock Options:
ASC Topic 718, “Stock Compensation,” requires stock grants to employees to be recognized in the consolidated statement of operations based on their fair values. The Company issued stock options in fiscal 2015 and 2014, see Note 11 for details.

NOTE 4 - INVENTORIES
The components of inventory consist of the following:

	February 28, 2015	November 30, 2014
Raw materials	$2,248,110	$2,408,220
Finished goods	2,431,462	2,773,270
	$4,679,572	$5,181,490
At February 28, 2015 and November 30, 2014, the Company had a reserve for obsolescence of $735,500 and $992,296, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	February 28, 2015	November 30, 2014
Furniture and equipment	672,477	672,477
Tools, dies and masters	454,912	449,862
Transportation equipment	16,538	16,538
Capitalized lease obligations	41,326	41,326
Leasehold improvements	1,054,363	1,054,365
	$2,239,616	$2,234,568
Less: Accumulated depreciation	1,183,273	1,125,968
Property and Equipment—Net	$1,056,343	$1,108,600
Depreciation expense for the three months ended February 28, 2015 and February 28, 2014 amounted to $57,305 and $81,389, respectively.

NOTE 6 - INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for eleven product lines.

	February 28, 2015	November 30, 2014
Patents and trademarks	$800,293	$800,293
Less: Accumulated amortization	145,550	145,453
Intangible Assets - Net	$654,743	$654,840

Patents are amortized on a straight-line basis over their legal life of 17 years. Trademarks have an indefinite life and are reviewed annually for impairment or more frequently if impairment indicators occur. Amortization expense for the three months ended February 28, 2015 and February 28, 2014 amounted to $97 and $5,110, respectively. . Estimated amortization expenses for the years ending November 30, 2015, 2016, 2017, 2018 and 2019 are $388, $388, $388, $388 and $376, respectively.

NOTE 7 - ACCRUED EXPENSES
The following items which exceeded 5% of total current liabilities are included in accrued expenses as of:

	February 28, 2015	November 30, 2014
Co-operative advertising	$1,959,089	$2,368,808
Restructuring Costs	$961,003	$1,043,897
Accrued returns	$—	$653,855

NOTE 8 - OTHER INCOME
Other income consists of the following:

	Three Months Ended February 28,
	2015	2014
Interest and dividend income	$157	$174
Dividend Income	—	7,938
Realized gain on sale of securities	—	146,025
Royalty income	3,000	3,000
Miscellaneous	1,502	79,785
Total Other income (loss)	$4,659	$236,922
NOTE 9 - 401(K) PLAN
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
NOTE 10 - INCOME TAX
CCA and its subsidiaries file a consolidated federal income tax return.
The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of February 28, 2015 and February 28, 2014. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were penalties and related interest of $0 for the three months ended February 28, 2015, and $669 for the three months ended February 28, 2014. Penalties are recorded in selling, general and administrative expenses.
As of February 28, 2015, the Company had no investments. As of February 28, 2014, the Company had unrealized gain on its investments of $146,552. This amount was reduced by a deferred tax expense of $54,083. The charitable contributions portion of the deferred tax asset and the loss carry forward has $273,471 and $6,960,553, respectively, that has been reclassified as a long-term asset, based on an estimate of the amount that will be realizable in periods greater than twelve months from February 28, 2015.

At February 28, 2015 and November 30, 2014, respectively, the Company had temporary differences arising from the following:

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

	February 28, 2015
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term Asset
Depreciation	$(661,250)	$(244,025)	$—	$(244,025)
Reserve for bad debts	32,095	11,844	11,844	—
Reserve for returns	2,480,934	915,556	915,556	—
Reserve for obsolete inventory	735,500	271,427	271,427	—
Vacation accrual	156,337	57,694	57,694	—
Accrued bonus	222,000	81,926	81,926
Charitable contributions	1,101,040	406,324	132,853	273,471
Section 263A costs	115,672	42,687	42,687	—
Loss carry forward	22,914,148	8,289,085	1,328,532	6,960,553
Net deferred tax asset (liability)		$9,832,518	$2,842,519	$6,989,999

	November 30, 2014
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term (Liability)
Depreciation	$(685,154)	$(252,883)	$—	$(252,883)
Unrealized (gain) on investments	—	—	—	—
Reserve for bad debts	25,124	9,272	9,272	—
Reserve for returns	2,942,544	1,085,907	1,085,907	—
Reserve for obsolete inventory	608,504	224,560	224,560	—
Vacation accrual	148,751	54,895	54,895	—
Charitable contributions	1,100,940	406,287	132,853	273,434
Section 263A costs	128,079	47,266	47,266	—
Loss carry forward	22,933,333	8,296,176	1,328,532	6,967,644
Net deferred tax asset (liability)		$9,871,480	$2,883,285	$6,988,195

Income tax (benefit) expense is made up of the following components:

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

	February 28, 2015	February 28, 2014
Continuing Operations
Current tax - Federal	$—	$—
Current tax - State & Local	2,000	2,000
Deferred tax	38,988	(611,463)
Tax - Continuing Operations	$40,988	$(609,463)
Discontinued Operations
Current tax - Federal	—	—
Current tax - State & Local	—	—
Deferred tax	—	(112,330)
Tax - Discontinued Operations	$—	$(112,330)

Prepaid and refundable income taxes are made up of the following components:

Prepaid and refundable income taxes	Federal	State & Local	Total
February 28, 2015	$167,075	$6,161	$173,236
November 30, 2014	$167,075	$286,523	$453,598

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

A reconciliation of the provision for (benefit from) income taxes computed at the statutory rate to the effective rate for the three months ended February 28, 2015, and February 28, 2014 is as follows:

	Three Months Ended		Three Months Ended
	February 28, 2015		February 28, 2014
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Continuing Operations
Provision for (benefit from) income taxes at federal statutory rate	$33,523	34.00%	$(563,080)	34.00%
Changes in provision (benefit) for income taxes resulting from:
State income taxes, net of federal income tax benefit	2,859	2.90%	(48,027)	2.90%
Non-deductible expenses and other adjustments	4,606	4.67%	1,644	(0.10)%
Provision for (Benefit from) income taxes at effective rate	40,988	41.57%	(609,463)	36.80%
Discontinued Operations
(Benefit from) income taxes at federal statutory rate	$—	—%	$(103,781)	34.00%
Changes in benefit from income taxes resulting from:
State income taxes, net of federal income tax benefit	—	—%	(8,851)	2.90%
Non-deductible expenses and other adjustments	—	—%	302	(0.10)%
Benefit from income taxes at effective rate for Discontinued Operations	$—	—%	$(112,330)	36.80%

Total provision for (benefit from) income taxes at effective rate	$40,988	41.57%	$(721,793)	36.80%

NOTE 11 - STOCK-BASED COMPENSATION

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
The fair value of the stock option grants below were estimated on the date of the grant using a Black-Scholes valuation model and the assumptions in the following table:

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Option Grant Date	January 5, 2015
Assumptions:
Risk-free interest rate	1.57%
Dividend yield	—
Stock volatility	37.74%
Option Term (years)	10.0
On January 5, 2015, the Company granted incentive stock options for 175,000 shares to eight Company employees, including Richard Kornhauser, the Company's Chief Executive Officer for 100,000 shares and Stephen Heit, the Company's Chief Financial Officer for 35,000 shares. All options were granted at $3.48 per share. The closing price of the Company's stock on the date of grant was $3.48 per share. The options vest in equal 20% increments commencing on January 5, 2015, and for each of the four subsequent anniversaries of such date. The options expire on January 5, 2024. The Company has estimated the fair value of the options granted to be $297,834 as of the grant date, which amount shall be amortized as an expense over a five year period. The Company recorded a charge against earnings in the amount of $34,744 for the three months ended February 28, 2015 for all outstanding stock options granted through the period ended February 28, 2015 .
A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding at November 30, 2013	—	—	0	—
Granted	137,000	$3.40	5.7	—
Exercised	—	—	—	—
Canceled or Forfeited	—	—	—	—
Outstanding at November 30, 2014	137,000	$3.40	5.7	—
Granted	175,000	$3.48	9.9	—
Exercised	—	—		—
Canceled or Forfeited	—	—	—	—
Outstanding at February 28, 2015	312,000	$3.45	7.9

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME (LOSS) PER SHARE
Basic income (loss) earnings per share is calculated using the average number of common shares outstanding. Diluted income (loss) earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock method”.

	Three Months Ended
	February 28, 2015	February 28, 2014
Net Income (loss) income available for common shareholders	$57,608	$(1,239,565)
Weighted average common shares outstanding-Basic	7,006,684	7,006,684
Net effect of dilutive stock options	148,558	—
Weighted average common shares and common shares equivalents—Diluted	7,155,242	7,006,684

Earnings (Loss) per Share:
Basic
Continuing Operations	$0.01	$(0.15)
Discontinued Operations	$—	$(0.03)
Income (Loss)	$0.01	$(0.18)

Diluted
Continuing Operations	$0.01	$(0.15)
Discontinued Operations	$—	$(0.03)
Income (Loss)	$0.01	$(0.18)

312,000 and 100,000 shares underlying stock options were excluded from the diluted loss per share for the quarters ended February 28, 2015 and 2014, respectively, because the effects of such shares were anti-dilutive.

NOTE 13 - RESTRUCTURING
On January 20, 2014, the Company announced that its Board of Directors had approved management’s plan to restructure the Company’s operations, and enter into a key business partnership with The Emerson Group, a premier sales and marketing company located in Wayne, Pennsylvania. As part of this change, the Company has outsourced to Emerson certain sales and administrative functions effective February 1, 2014. In addition, warehousing and shipping was outsourced to Ozburn-Hessey Logistics "OHL", one of the largest integrated global supply chain management companies in the United States. The Company’s inventory was moved to an OHL-managed facility in Indianapolis, Indiana and shipping commenced from there as of the week of February 3, 2014. A key benefit of the outsourcing move is that it shifted a substantial portion of the Company’s current fixed costs into a variable cost structure moving forward which can ultimately help keep expenses in better alignment with any future revenue generated by its brands. As a result of the outsourcing, the Company will have reduced its work force from 97 to 21 employees when complete. As of February 28, 2015, the Company's workforce has been reduced to 30 employees. The Company has estimated that it will incur severance costs related to the reduction in work force of $2,773,594. As of February 28, 2015, $961,003 of severance costs have not been paid as of yet, which is recorded as an accrued expense on the Company's consolidated balance sheet. As of November 30, 2014, accrued restructuring costs were $1,043,897. During the quarter ended February 28, 2015, the Company incurred expense of $35,024, related to the termination of employees during the quarter and made payments of $117,918. This unpaid balance will be paid out during the balance of Fiscal 2015.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - DISCONTINUED OPERATIONS
The Company discontinued the Gel Perfect color nail polish business effective as of May 31, 2014. The Gel Perfect brand had declining sales in fiscal 2013 and fiscal 2014. During the third quarter of fiscal 2014 the Company discontinued its operations of the Mega-T brand of weight loss and dietary supplement business and on August 26, 2014, the Company entered into an asset purchase agreement (“Asset Purchase Agreement”) with Mega-T, LLC (“LLC”), an entity formed by Casla Partners Capital Fund I, LP for the sale of inventory, trademarks and other intellectual property rights related to the Mega-T brand. The Company decided to sell the Mega-T brand in order to focus its resources behinds its five remaining core brands. Both brands have been recorded as discontinued operations and are reflected as such in the Company's statement of operations.
The following table summarizes those components of the statement of operations for discontinued brands for the three months ended February 28, 2015 and 2014 :

	Three Months Ended February 28,
		2014
	Mega	GP	Total
Net Sales	$1,195,508	$252,044	$1,447,552

Income before Provision for
Income Taxes	166,208	(471,447)	(305,239)

Provision for Income Tax	61,166	(173,496)	(112,330)

Net Income (Loss)	$105,042	$(297,951)	$(192,909)

Earnings (loss) per Share:
Basic	$0.01	$(0.04)	$(0.03)
Diluted	$0.01	$(0.04)	$(0.03)

Weighted average shares outstanding
Basic	7,006,684	7,006,684	7,006,684
Diluted	7,006,684	7,006,684	7,006,684

NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
David Edell served as a director during fiscal 2014 until September 5, 2014. Ira Berman is a former director. On September 5, 2014, the Company entered into Separation Agreements with David Edell and Ira Berman, (the “Founders”) whereby they are no longer required to perform any consulting services pursuant to their Amended and Restated Employment Agreements. The Company is required per the Separation Agreements to make an additional payment of $200,000 in the aggregate to the Founders on October 1, 2015 and pay $794,620 in the aggregate in fifteen equal monthly installments of $52,975 commencing on October 3, 2014.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. Capital Preservation Solutions, LLC is owned by Lance Funston, who also is the managing partner of Capital Preservations Holdings, LLC which owns common stock and all of the Company's Class A common stock. Contemporaneously with the signing of the Agreement, the Company issued a Warrant to Purchase Common Stock (the “Warrant”) to Capital whereby Capital may acquire upon exercise of the Warrant 1,892,744 shares of the Company’s Common Stock. The Warrant may be exercised in whole or in part at any time during the exercise period which is five years from the date of the Warrant. The Warrant bears a purchase price of $3.17 per share, subject to adjustments. The working capital line of credit and term loan have been recorded on the consolidated balance sheet as of February 28, 2015 as from a related party. Interest and amortized financing costs in the amount of $326,905 was incurred to Capital and is recorded on the consolidated statement of operations for the year ended February 28, 2015 as interest expense to a related party.

NOTE 16 – SUBSEQUENT EVENTS

In April 2015 the Company signed a lease for new office space and will be moving from its existing space at 200 Murray Hill Parkway, East Rutherford, NJ to the new space located at 65 Challenger Road, Ridgefield Park, NJ. The new lease is for 7,414 square feet of space, with an annual rental cost of $159,401 per year. In addition, the Company will pay an electric charge of $1.75 per square foot per year. The lease is for five years and four months, commencing April 10, 2015, and contains a provision for four months of rent at no charge. The Company anticipates signing a lease to sub-lease out its existing space at 200 Murray Hill Parkway to a sub-tenant in April. The sub-tenant plans on leasing the entire 200 Murray Hill premises. The Company estimates that it will take a one-time charge in the second quarter of fiscal 2015 of $448,000 for exit costs, and in addition will write off approximately $731,110 of leasehold improvements for the 200 Murray Hill Parkway facility.

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
Overview
For the three months ended February 28, 2015, the company had a net income from continuing operations of $57,608, and earnings per share, basic and fully diluted of $0.01 as compared to a net loss from continuing operations of $1,046,656, and a loss per share, basic and fully diluted of $0.15 for the same period in fiscal 2014. For the three months ended February 28, 2015, the Company had net income from discontinued operations of $0, and earnings per share, basic and fully diluted of $0.00 as compared to a net loss of $192,909, and losses per share, basic and fully diluted, of $0.03 for the same period in fiscal 2014. The total of continuing and discontinued operations for the three months ended February 28, 2015 was net income of $57,608 compared to net loss of $1,239,565 for the same period ended February 28, 2014. The total earnings per share, basic and fully diluted was $0.01 for the three months ended February 28, 2015 compared to losses per share, basic and fully diluted of $0.18 for the same period ended February 28, 2014. As of February 28, 2015, the Company had $12,271,539 in current assets and $12,302,836 in current liabilities. The Company had decided to discontinue the Gel Perfect brand in the second quarter and sold the Mega-T brand in the third quarter of fiscal 2014 . Accordingly, the Company has shown the results of operations pertaining to the Gel Perfect and Mega-T brands as Discontinued Operations in the Consolidated Statement of Operations for the three months ended February 28, 2015 and February 28, 2014.
On September 26, 2013, the Company began executing a reduction in work force to reduce overhead and on January 20, 2014, the Company announced that its Board of Directors approved management’s plan to restructure the Company’s operations, and enter into a key business partnership with The Emerson Group, a premier sales and marketing company located in Wayne, Pennsylvania. As part of this change, the Company outsourced to The Emerson Group certain sales and administrative functions effective February 1, 2014. In addition, warehousing and shipping was outsourced through Emerson to Ozburn-Hessey Logistics "OHL", one of the largest integrated global supply chain management companies in the United States. The Company’s inventory was moved to an OHL-managed facility in Indianapolis, Indiana, and shipping commenced from there the week of February 3, 2014. A key benefit of the outsourcing move is that it shifted a substantial portion of the Company’s current fixed costs into a variable cost structure moving forward which can ultimately help keep expenses in better alignment with any future revenue generated by its brands.
The Company completed most of this restructuring, which includes our outsourcing arrangement and reduction in work force, during the Company's 2014 fiscal year. The Company has also outsourced other operations, including shipments to international customers, and estimates that all restructuring will be completed by the end of the second quarter of fiscal 2015. Severance costs as a result of the reduction in work force are recorded as a restructuring expense. The Company recorded a restructuring expense of $35,024 in the first quarter of fiscal 2015.

Operating Results for the Three Months Ended February 28, 2015
For the three months ended February 28, 2015, the Company had total revenues of $6,957,516 and a net income from continuing operations of $57,608 after a provision for taxes of $40,988. For the same three month period in 2014, total revenues were $6,302,700 and a net loss from continuing operations of $1,046,656 after a tax benefit of $609,463 and net loss from discontinuing operations of $192,909 after a tax benefit of $112,330 for a total net loss of $1,239,565. The basic and fully diluted earnings per share from continuing operations was $0.01 for the first quarter of fiscal 2015 as compared to a net loss of $0.15 per share for continuing operations and a net loss of $0.03 per share for discontinuing operations for the first quarter of fiscal 2014. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the first quarter of fiscal 2015 were reduced by $43,267, comprised of cooperative advertising recorded as sales incentives of $487,376 which was reduced by $444,109 to close out cooperative advertising for fiscal year 2012. The $487,376 was offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense. In the same period of the prior year, net sales were reduced by $910,899 and trade promotion was offset by an equal reduction of that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income.
The Company’s net sales of health and beauty aid products increased $887,079 to $6,952,857 for the three months ended February 28, 2015 from $6,065,778 for the three months ended February 28, 2014, an increase of 14.6%. Sales returns and allowances, not including sales incentives, were 6.0% of gross sales or $446,500 for the three months ended February 28, 2015 as compared to 10.7% or $822,243 for the same period last year. Sales incentives consist of co-operative advertising with the Company’s retail partners and coupons, which decreased by $1,058,760 to $86,745 in the first quarter 2015 as compared to $1,145,504 in the same period in 2014. The cost of the coupons issued by the Company was $43,477 for the first quarter 2015 as compared to $234,605 for the same period in 2014. Also, a portion of cooperative advertising recorded as sales incentives was reduced by $444,109 in the first quarter of fiscal 2015 to close out cooperative advertising for fiscal year 2012. The Company has changed its marketing strategy to focus on media advertising rather than coupons. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.
The Company’s net sales, by category, for the first quarter 2015 as compared to the first quarter 2014 were:

	Three Months Ended February 28,
	2015		2014
Category	Net Sales	%TTL	Net Sales	%TTL
Skin Care	$3,099,246	44.6%	$2,572,259	42.4%
Oral Care	2,557,695	36.8%	2,301,942	37.9%
Nail Care	1,047,579	15.1%	747,883	12.3%
Miscellaneous	132,305	1.9%	107,948	1.8%
Analgesic	117,810	1.6%	48,731	0.8%
Hair	$105	—%	$11,410	0.2%
Fragrance	(1,883)	—%	275,605	4.5%
Total Continued Operations	$6,952,857	100.0%	$6,065,778	100.0%
Net sales were affected by the following factors:

•
Net sales of skin care products increased $526,987 for the three months ended February 28, 2015, as compared to the same period in 2014. The write off of 2012 cooperative advertising accounted for $215,417 of this increase. The balance of the net sales increase was due to higher gross sales, lower returns and lower 2015 sales incentives. Included in skin care is Sudden Change, which the Company advertised as part of its media program for fiscal 2015.

•
Net sales of oral care products increased $255,753 for the three months ended February 28, 2015 as compared to the same period in fiscal 2014. The write off of 2012 cooperative advertising accounted for $138,758 of this increase. The balance of the net sales increase was due to slightly higher gross sales, lower returns and lower 2015 sales incentives. The Company advertised the Plus White whitening kit as part of its media program for fiscal 2015.

•
Net sales of nail care products increased $299,696 for the three months ended February 28, 2015 as compared to the same period in fiscal 2014. The write off of 2012 cooperative advertising accounts for $24,419 of this increase. The net sales increased due to lower returns and lower 2015 sales incentives.

Gross profit margins increased to 66.7% for the three months ended February 28, 2015 from 50.5% for the same period in fiscal 2014. The gross margin was lower in the first quarter of fiscal 2014 due to close out sales of discontinued products and write offs of obsolete inventory. In addition, as part of the Company's restructuring program, manufacturing overhead was eliminated that reduced the cost of goods sold for fiscal 2015 and which is expected to reduce further in fiscal 2016.
Selling, general and administrative expenses for the three months ended February 28, 2015 were $3,089,758 as compared to $3,499,034 for the three months ended February 28, 2014, a decrease of $409,276. The following factors contributed to the decrease:

•
Shipping costs decreased $270,516 in the first quarter of fiscal 2015 as compared to the same period in fiscal 2014. The decrease was mainly due to the outsourcing of logistics to OHL where the Company was able to obtain significantly lower shipping rates.

•	Personnel costs decreased $826,751 in the first quarter of fiscal 2015 as compared to the same period in fiscal 2014 due to the reduction in work force implemented as a result of the outsourcing plan.

•
Consulting and related costs decreased $336,990 in the first quarter of fiscal 2015 as compared to the second quarter of fiscal 2014. The decrease was due to the termination of consulting contracts in fiscal 2014.

•	The decreases in selling, general and administrative expenses were offset by fees and expenses from the Emerson Group of $532,893.

•	Legal and accounting increased $41,962.

•	The balance of the increase or decrease in expenses comprised a number of smaller expense categories.
Advertising, cooperative and promotions expenses for the three months ended February 28, 2015 were $948,957 as compared to $810,454 for the three months ended February 28, 2014. The increased expense of $138,503 was mainly comprised of increased media spending and commercial costs primarily for the Sudden Change and Plus White brands. The increased expense is part of the Company's marketing strategy to have a television advertising campaign focusing on its key brands.
Research and development costs decreased to $40,524 in the first quarter of fiscal 2015 as compared to $126,696 for the same period in fiscal 2014. The decrease was due to the outsourcing of part of the Company's product development efforts.
The income before provision for income taxes was $98,596 for the quarter ended February 28, 2015 from continuing operations, and the provision for income tax from continuing operations was $40,988.
The Company, as previously disclosed, discontinued the Gel Perfect nail color brand in the second quarter of fiscal 2014 and sold the Mega-T dietary supplement brand in the third quarter of fiscal 2014. Accordingly, the Company has recorded the results of the operations of both brands as discontinued operations in the consolidated statements of operations. The components of discontinued operations for the three months ended February 28, 2015 and 2014 were:

Three Months Ended
February 28, 2014
Revenues:
Sales of health and beauty-aid products-net	$1,447,552
Total revenues	1,447,552
Costs and Expenses:
Cost of sales	1,304,525
Selling, general and administrative expenses	219,820
Advertising, cooperative and promotions	228,446
Total expenses	1,752,791
Loss before provision for income taxes	(305,239)
Benefit from income taxes	(112,330)
Loss from Discontinued Operations	$(192,909)

The provision for income tax had an effective rate for the first quarter of fiscal 2015 of 41.6% as compared to a tax benefit at an effective rate 36.8% of the net loss before tax for the same period in fiscal 2014.
Comprehensive income, including continuing and discontinued operations, was $57,608 for the quarter ended February 28, 2015 as compared to comprehensive losses of $1,329,474 for the quarter ended February 28, 2014. The comprehensive income for the quarter ended February 28, 2015 reflects the Company’s net income of $57,608 from continuing operations. There were no further adjustments, as the Company did not have any investments during the first quarter of fiscal 2015.

Financial Position as of February 28, 2015

As of February 28, 2015, the Company had working capital of $(31,297) as compared to $900,826 as of the year ended November 30, 2014. The decrease in working capital was due to an increase in prepaid expenses and reclassification of the line of credit and term loan from long term to current liability. The ratio of total current assets to current liabilities is 1.0 to 1.0 as of February 28, 2015, which is unchanged from November 30, 2014. The Company’s cash position at February 28, 2015 was $266,717, versus $241,621 as of November 30, 2014. As of February 28, 2015, there were no dividends declared but not paid.
Accounts receivable as of February 28, 2015 and November 30, 2014 were $3,217,136 and $2,248,301, respectively. The increase in accounts receivable was due to higher gross receivables and a decrease in reserves for returns . The gross receivables were higher due to an increase in gross sales. Included in net accounts receivable are an allowance for doubtful accounts, a reserve for returns and allowances and a reduction based on an estimate of cooperative advertising that will be taken as credit against payments. The allowance for doubtful accounts was $32,095 and $25,124 for February 28, 2015 and November 30, 2014, respectively. The allowance for doubtful accounts is a combination of specific and general reserve amounts relating to accounts receivable. The general reserve is calculated based on historical percentages applied to aged accounts receivable and the specific reserve is established and revised based on individual customer circumstances.
The reserve for returns and allowances is based on the historical returns as a percentage of sales in the five preceding months and a specific reserve based on customer circumstances and product lines. This allowance decreased to $2,513,029 as of February 28, 2015 from $2,967,668 as of November 30, 2014. Of this amount, allowances and reserves of $887,719 as of February 28, 2015, which are anticipated to be deducted from future invoices, are included in accrued liabilities. Included in the reserve for returns and allowances as of February 28, 2015 is a specific reserve of $1,104,060 for the Gel Perfect brand, which we expect to have settled by the end of Fiscal 2015.
Gross receivables were further reduced by $489,772 as of February 28, 2015, which was reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against current accounts receivable balances. In addition, accrued liabilities include $1,959,089, which is an estimate of co-operative advertising expense which are anticipated to be deducted from future invoices rather than current accounts receivable.
Inventories were $4,679,572 and $5,181,490, as of February 28, 2015 and November 30, 2014, respectively. The reserve for inventory obsolescence is based on a detailed analysis of inventory movement. The inventory obsolescence reserve decreased to $735,500 as of February 28, 2015 from $992,296 as of November 30, 2014. This decrease was primarily due to the disposal of obsolete inventory during the first quarter of fiscal 2015. Changes to the inventory obsolescence reserves are recorded as an increase or decrease to the cost of sales.
Prepaid expenses and sundry receivables increased to $1,092,359 as of February 28, 2015 from $631,204 as of November 30, 2014. The increase was primarily due to prepayments to our turn key vendor.
Prepaid and refundable income taxes decreased to $173,236 as of February 28, 2015, from $453,598 as of November 30, 2014 due to the receipt of income tax refunds.
The amount of deferred income tax reflected as a current asset decreased to $2,842,519 as of February 28, 2015 from $2,883,285 as of November 30, 2014. The $40,766 decrease was primarily due to the Company's net operating income during the first quarter of fiscal 2015. The amount of deferred income tax recorded as a non-current asset was $6,989,999 as of February 28, 2015. Deferred taxes that the Company estimates will be realized in periods beyond the next twelve months are recorded as a non-current asset.
The Company’s investment in property and equipment consisted mostly of leasehold improvements, office furniture and equipment, and computer hardware and software to accommodate our personnel in addition to tools and dies used in the manufacturing process. The Company acquired $5,050 of additional property and equipment during the first quarter of fiscal 2015.
Current liabilities are $12,302,836 and $10,738,673, as of February 28, 2015 and November 30, 2014 respectively. Current liabilities at February 28, 2015 consisted of accounts payable, accrued liabilities, line of credit, term loan and short-term capital lease obligations. As of February 28, 2015, there was $2,448,861 of open cooperative advertising commitments, of which $437,249 is from 2014, $925,191 is from 2014, and $1,086,421 is from 2013. Of the total amount of $2,448,861, $489,772 is reflected as a reduction of gross accounts receivables, and $1,959,089 is recorded as an accrued expense. Cooperative advertising is advertising that is run by the retailers in which the Company shares in part of the cost. If it becomes apparent that this cooperative advertising was not utilized, the unclaimed cooperative advertising will be offset against the expense during the fiscal year in which it is determined that it did not run. This procedure is consistent with the prior year’s methodology with regard to the accrual of unsupported cooperative advertising commitments.
The Company’s long-term obligations is a portion of its capitalized leases, which is for certain office and warehouse equipment. The Company has borrowed $2,100,000 from its line of credit as of February 28, 2015 and owed $854,360 on its term loan as of the same date. Please see note 15, Certain Relationships and Related Transactions for further information. The capitalized lease obligation liability decreased to $20,078 as of February 28, 2015 as compared to $22,152 as of November 30, 2014.
Stockholders’ equity increased to $9,658,304 as of February 28, 2015 from $9,565,954 as of November 30, 2014. The increase was due to decreases in retained earnings as a result of the net income in the first quarter of fiscal 2015. The Company issued stock options to management employees during the first quarter of fiscal 2015. The Company has previously issued options in fiscal 2014. The fair value of the stock option grants were estimated on the date of the grant using a Black-Scholes valuation model As a result, $34,741 was recorded as a deferred compensation expense in the first quarter of fiscal 2015 and additional paid-in capital was increased by the same amount. See note 11, Stock Based Compensation for further information.
The Company's cash flow had $1,467,921 that was used by operating activities during the first three months of fiscal 2015, as compared to $1,208,626 that was used in operating activities during the same period in fiscal 2014. The increase in operating cash flow use for the three months of fiscal 2015 as compared to the same period in fiscal 2014 was mainly due to the increase in accounts receivable and pre-paid expenses, as well as the decrease in accounts payable and accrued liabilities offset in part by decreases in inventory and pre-paid income taxes. In addition, the Company had significant non-cash expenditures reported on the cash flow for the first quarter of fiscal 2015 as a result of the amortization of deferred financing fees from the financing in September 2014. Net cash used by investing activities was $5,050 for the first three months of fiscal 2015 for the acquisition of equipment, as compared to $3,509 for equipment purchases in the 2014 comparable period. The Company had proceeds from the sale of investments of $746,071 reported as part of investing activity for the first quarter of fiscal 2014. The Company did not have any investments during the first quarter of fiscal 2015. Net cash provided by financing activities during the first three months of fiscal 2015 was $1,498,067 as compared to $1,830 cash used in financing activities for the same period in fiscal 2014. The increase was due to borrowing $1,500,000 from the Company's line of credit during the first quarter of fiscal 2015.
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
Our primary capital needs are seasonal working capital requirements. As of February 28, 2015, the Company had cash of $266,717. The Company’s long term liabilities as of February 28, 2015, consist of long-term capitalized lease obligations of $20,078. The Company had borrowings against its line of credit of $2,100,000 and a term loan of $854,360 as of February 28, 2015. The Company previously announced that on September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. The Company believes that the financing agreement entered into on September 5, 2014 together with its restructuring plan will provide sufficient cash resources over the next twelve months to support its operations, vendor payments, media and marketing programs. Cash used in operations was driven by the increase in accounts receivable as well as the payment of accrued liabilities from fiscal 2014. The Company recorded a reserve for mark down allowances and returns for the discontinued Gel Perfect brand during fiscal 2014, which has a balance of $1,104,060 as of February 28, 2015. The reserves are the amounts that the Company estimates will be deducted from future accounts receivable cash remittances from its retail customers. The Company is continuing its work to complete its outsourcing of operations which is expected to result in additional cash flow savings to be realized over future quarters.
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
1 - Reserve for Returns—The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. The estimated reserve is based in part on historical returns as a percentage of gross sales. The current estimated return rate is 7.0% of gross sales. Management estimates that the returns received will be disposed of. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account.
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
3 - Special Reserve for Gel Perfect - The special reserve for the Gel Perfect brand was calculated based on an estimate of the inventory held by the Company's retail customers that could be returned to the Company. In addition, the Company considered the mark down contracts that had been previously issued and the potential success of the mark down programs. To the extent that mark down programs are successful, the Company's liability for returns is reduced.
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
5 - Deferred Taxes - The deferred taxes are an estimate of the future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the loss incurred in fiscal 2013 and fiscal 2014, the benefit of which will be carried forward into future tax years.   Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized.  Management has estimated that it will utilize the entire deferred tax asset in future years based on anticipated future profitability which is contingent on the successful realization of anticipated cost savings associated with the outsourcing of many functions to The Emerson Group, the substantial reduction in personnel and a reduction in other expenses.  However, anticipated future profitability may be impacted if the Company’s sales decrease from current levels or due to other factors discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2015 for the year ended November 30, 2014. The portion that management expects to utilize in fiscal 2015 is recorded as a short term asset, and the portion that management expects to utilize in fiscal years subsequent to fiscal 2014 is recorded as a long term asset.
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
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of February 28, 2015 the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control overall financial reporting.

PART II

Item 1A. Risk Factors

The risk factor set forth below supplements the risk factors disclosed in Part I. Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended November 30, 2014 ("2013 Form 10-K"). In addition to this risk factor and other information set forth in this report, you should carefully consider the various risks and uncertainties contained in Part I, "Item 1A. Risk Factors" in the 2013 Form 10-K. Aside from the below risk factor, the Company has not identified any material change to the risk factors described in the 2014 Form 10-K.
We believe the risk factors in our 2014 Form 10-K, as supplemented by this report, are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. However, those are not the only risks that we face. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on the Company. Our business, financial condition, and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes.

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
Date: April 15, 2015

CCA INDUSTRIES, INC.

By:	/s/ STEPHEN A. HEIT
Stephen A. Heit Chief Financial Officer and Chief Accounting Officer, and duly authorized signatory on behalf of Registrant