Form 10-Q
period 2015-05-31
CCA INDUSTRIES INC
filed 2015-07-15
CIK 721447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 1-31643
CCA Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-2795439
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
65 Challenger Road, Suite 340
Ridgefield Park, New Jersey 07660
(Address of principal executive offices)
(201) 935-3232
(Registrant’s telephone number, including area code)

200 Murray Hill Parkway, East Rutherford, NJ 07073
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 15, 2015 there were (i) 6,038,982 shares of the issuer’s common stock, par value $0.01, outstanding; and (ii) 967,702 shares of the issuer’s Class A common stock, par value $0.01, outstanding.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Part I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
CCA INDUSTRIES, INC. AND SUBSIDIARIESCONSOLIDATED BALANCE SHEETS

	May 31, 2015	November 30, 2014
ASSETS	(Unaudited)
Current assets:
Cash & cash equivalents	$308,083	$241,621
Accounts receivable, net of allowances of $993,137 and $2,967,668, respectively	3,167,245	2,248,301
Inventories, net of reserve for inventory obsolescence of $393,240 and $992,296, respectively	4,065,049	5,181,490
Prepaid expenses and sundry receivables	1,295,961	631,204
Prepaid and refundable income taxes	171,236	453,598
Deferred income taxes	1,096,588	2,883,285
Total Current Assets	10,104,162	11,639,499

Property and equipment, net of accumulated depreciation and amortization	257,862	1,108,600
Intangible assets, net of accumulated amortization	654,646	654,840
Deferred financing fees, net of accumulated amortization	675,730	1,341,458
Deferred income taxes	9,543,769	6,988,195
Other	75,994	—
Total Assets	$21,312,163	$21,732,592

LIABILITIES AND CAPITAL
Current Liabilities:
Accounts payable & accrued liabilities	$9,587,909	$10,731,031
Capitalized lease obligations - current portion	7,921	7,642
Total current liabilities	9,595,830	10,738,673

Line of credit - related party	2,700,000	600,000
Term loan - related party	902,906	805,813
Capitalized lease obligations	17,920	22,152
Total Liabilities	13,216,656	12,166,638

Shareholders' Equity:
Preferred stock, $1.00 par, authorized 20,000,000 none issued	—	—
Common stock, $.01 par, authorized 15,000,000 shares, issued and outstanding 6,038,982 and 6,038,982 shares, respectively	60,390	60,390
Class A common stock, $.01 par, authorized 5,000,000 shares, issued and outstanding 967,702 and 967,702 shares, respectively	9,677	9,677
Additional paid-in capital	3,873,146	3,814,484
Retained earnings	4,152,294	5,681,403
Total Shareholders' Equity	8,095,507	9,565,954
Total Liabilities and Shareholders' Equity	$21,312,163	$21,732,592
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
Revenues:
Sales of health and beauty aid products - net	$6,666,621	$10,777,260	$13,619,479	$16,829,952
Other income	3,612	7,621	8,270	244,543
Total Revenues	6,670,233	10,784,881	13,627,749	17,074,495
Costs and Expenses:
Cost of sales	2,920,313	3,370,051	5,238,800	6,665,535
Selling, general and administrative expenses	3,032,771	3,704,228	6,135,627	7,203,262
Advertising, cooperative and promotional expenses	1,500,875	1,840,975	2,449,832	2,651,429
Research and development	13,205	137,519	40,630	264,214
Bad debt (recovery) expense	(21,495)	4,803	(14,524)	(22,340)
Interest expense - related party	433,260	—	850,296	—
Interest expense	8,452	912	10,617	1,527
Total Costs and Expenses	7,887,381	9,058,488	14,711,278	16,763,627
Restructuring Costs	1,462,317	16,525	1,497,340	563,572
Total Costs and Expenses	9,349,698	9,075,013	16,208,618	17,327,199
(Loss) Income before Provision for (Benefit from) Income Taxes	(2,679,465)	1,709,868	(2,580,869)	(252,704)
(Benefit from) Provision for Income taxes	(902,473)	627,426	(860,511)	(92,790)
(Loss) Income from Continuing Operations	$(1,776,992)	$1,082,442	$(1,720,358)	$(159,914)
Discontinued Operations
Income (Loss) from Operations of Discontinued Brands	286,908	(8,244,373)	286,908	(8,243,159)
Provision for (Benefit from) income taxes	96,634	(3,025,225)	95,661	(3,026,802)
Income (Loss) from Discontinued Operations	190,274	(5,219,148)	191,247	(5,216,357)
Net (Loss)	$(1,586,718)	$(4,136,706)	$(1,529,111)	$(5,376,271)

Earnings (Loss) per Share:
Basic
Continuing Operations	$(0.25)	$0.15	$(0.25)	$(0.02)
Discontinued Operations	$0.03	$(0.74)	$0.03	$(0.74)
(Loss)	$(0.22)	$(0.59)	$(0.22)	$(0.76)
Diluted
Continuing Operations	$(0.25)	$0.15	$(0.25)	$(0.02)
Discontinued Operations	$0.03	$(0.74)	$0.03	$(0.74)
(Loss)	$(0.22)	$(0.59)	$(0.22)	$(0.76)
Weighted Average Common Shares Outstanding
Basic	7,006,684	7,006,684	7,006,684	7,006,684
Diluted	7,006,684	7,006,684	7,006,684	7,006,684

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
(Loss) Income from Continuing Operations	$(1,776,992)	$1,082,442	$(1,720,358)	$(159,914)
Income (Loss) from Discontinuing Operations	190,274	(5,219,148)	191,247	(5,216,357)
Net (Loss)	$(1,586,718)	$(4,136,706)	$(1,529,111)	$(5,376,271)
Unrealized Gain (Loss) on Securities:
Unrealized holding gain arising during the period, net of tax	—	24,010	—	26,243
Less: reclassification adjustment for (gain) included in net income (loss), net of tax	—	317	—	(91,825)
Comprehensive (Loss) (Note 3, Note 11)	$(1,586,718)	$(4,112,379)	$(1,529,111)	$(5,441,853)
Unrealized holding gain for the quarter ended May 31, 2014 is net of deferred tax expense from unrealized gain of $14,210.
The reclassification adjustment for gain for the quarter ended May 31, 2014 is net of a deferred tax expense of 15,525.
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended May 31,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(1,529,111)	$(5,376,271)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	104,984	173,022
Change in allowance for bad debts	(14,524)	(23,340)
(Gain) on sale of securities	—	(146,025)
Loss on write off of fixed assets	843,081	—
Debt discount amortization	97,093	—
Deferred financing fees amortization	665,728	—
Stock based compensation	58,662	10,800
Deferred income taxes	(768,877)	(3,122,793)
Change in Operating Assets & Liabilities:
(Increase) decrease in accounts receivable	(904,420)	334,143
Decrease in inventory	1,116,441	1,283,272
(Increase) in prepaid expenses and other receivables	(664,759)	(32,295)
Decrease in prepaid income and refundable income tax	282,362	3,436
(Increase) decrease in other assets	(75,994)	8,000
(Decrease) increase in accounts payable and accrued liabilities	(1,143,122)	4,511,117
Net Cash Used in Operating Activities	(1,932,456)	(2,376,934)
Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(97,129)	(25,466)
Proceeds from sale and maturity of investments	—	746,071
Net Cash (used in) provided by Investing Activities	(97,129)	720,605
Cash Flows from Financing Activities:
Proceeds from line of credit - related party	2,100,000	—
Payments for capital lease obligations	(3,953)	(3,695)
Net Cash Provided by (Used in) Financing Activities	2,096,047	(3,695)
Net Increase (Decrease) in Cash	66,462	(1,660,024)
Cash and Cash Equivalents at Beginning of Period	241,621	3,199,020
Cash and Cash Equivalents at End of Period	$308,083	$1,538,996
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$60,302	$1,526
Income taxes	$—	$500
See Notes to Consolidated Financial Statements

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three and six month periods ended May 31, 2015 are not necessarily indicative of the results that may be expected for the entire year ended November 30, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2014. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

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
Comprehensive (Loss) Income:
Comprehensive (loss) income includes changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of consolidated statements of comprehensive (loss) income . The Company’s accumulated other comprehensive (loss) income shown on the consolidated balance sheets consist of unrealized gains and losses on investment holdings, net of deferred tax expense or benefit.
Cash and Cash Equivalents:
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable:
Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowance for cooperative advertising and reserves for returns which are anticipated to be taken as credits against the balances as of May 31, 2015. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.
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
Depreciation and amortization are provided utilizing the straight-line method over the following estimated useful lives or lease terms of the assets, whichever is shorter:

Machinery and equipment	5-7 Years
Furniture and fixtures	3-10 Years
Tools, dies and masters	3 Years
Transportation equipment	5 Years
Leasehold improvements	Remaining life of the lease (5 years)
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
Long-Lived Assets:
Long-lived assets are assets in which the Company has an economic benefit for longer than twelve months from the date of the financial statement. Long-lived assets include property and equipment, intangible assets and other assets. The Company evaluates impairment losses on long-lived assets used in operations when events and circumstances indicate that the asset might be impaired. If the review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to its fair value. Fair value will be determined based on discounted cash flows or appraisals. Impairments are recorded in the statement of operations as part of selling, general and administrative expenses. No impairments were recorded in the six months ended May 31, 2015 and 2014.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition: (See also Cooperative Advertising)
The Company recognizes sales in accordance with ASC Topic 605 “Revenue Recognition”. Revenue is recognized upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Included in sales incentives are coupons that the Company issues that are redeemed by its customers. Redemptions are handled by a coupon national clearing house. The Company also has estimated that there is an approximate six week lag in coupon redemptions, with the estimated cost recorded as an accrued liability. Although no legal right of return exists between the customer and the Company, returns, including return of unsold products, are accepted if it is in the best interests of the Company's relationship with the customer. The Company, therefore, records a reserve for returns based on the historical returns as a percentage of sales in the five preceding months and specific reserve based on customer circumstances and product circumstances. Those returns which are anticipated to be taken as credits against the balances as of May 31, 2015 are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Changes in the estimated coupon reserve and sales return reserve are recorded to Sales of health and beauty aid products - net, in the Consolidated Statement of Operations.
Cooperative Advertising:
Cooperative advertising is accrued based on a combination of new contracts given to the customers in the current fiscal year, along with what is left open from prior years. Specific new contracts in the current fiscal year are identified as sales incentives (see sales incentives) and those contracts reduce revenues for the current period. The open balances for all years open are reduced throughout the year by either the customer advertising and submitting the proof according to the contract or by customer post audit adjustments that finalize any amount due. Any item open more than three years is closed unless management believes that a deduction may still be taken by the customer. The portion of cooperative advertising recorded as sales incentives was reduced by $505,649 in the first half of fiscal 2015 to close out cooperative advertising for fiscal year 2012 and cancel coop contract for fiscal year 2013 on events that did not take place and $600,000 for the same period in 2014. The balance of the remaining open cooperative advertising is allocated between accrued liabilities and the allowance for cooperative advertising based the customer's open accounts receivable balance.
Sales Incentives:
The Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expense. These accounting adjustments do not affect net income (loss).
Shipping Costs:

The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. Shipping costs included for the three months ended May 31, 2015 and May 31, 2014 were $163,688 and $201,390, respectively. Shipping costs included for the six months ended May 31, 2015 and 2014 were $346,679 and $654,897, respectively.
Advertising Costs:
The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the three months ended May 31, 2015 and May 31, 2014 were $1,500,875 and $1,840,975, respectively. Advertising, cooperative and promotional expenses for the six months ended May 31, 2015 and 2014 were $2,449,832 and $2,651,429, respectively.
Research and Development Costs:
The Company's policy for financial reporting is to charge research and development costs to expense as incurred. Research and development costs for the three months ended May 31, 2015 and May 31, 2014 were $13,205 and $137,519, respectively. Research and development costs for the six months ended May 31, 2015 and 2014 were $40,630 and $264,214, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes:
Income taxes are accounted for under ASC Topic 740 “Income Taxes”, which utilizes the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the losses incurred in fiscal 2013 and fiscal 2014, the benefit of which will be carried forward into future tax years. Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized. Management has estimated that it will utilize the entire deferred tax asset in future years based on anticipated future profitability which is contingent on the successful realization of anticipated cost savings associated with the outsourcing of many functions to The Emerson Group, the substantial reduction in personnel and a reduction in other expenses.  However, anticipated future profitability may be impacted if the Company’s sales decrease from current levels or due to other factors discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2015 as supplemented in this Form 10-Q. The portion that management expects to utilize in fiscal 2015 is recorded as a short term asset, and the portion that management expects to utilize in fiscal years subsequent to fiscal 2015 is recorded as a long term asset.

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of May 31, 2015 and November 30, 2014. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
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
Recent Accounting Pronouncements:
    In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03 which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The update is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2015. ASU 2015-03 is not expected to have a material impact on the Company's financial position or results of operations.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company previously reported that in May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers". This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of good or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The effective date for this ASU has been amended to be effective for annual reporting periods beginning after December 15, 2018 and early adoption is not permitted. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and our management is currently evaluating which transition approach to use. We are currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements and related disclosures.
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 - INVENTORIES
The components of inventory consist of the following:

	May 31, 2015	November 30, 2014
Raw materials	$1,201,623	$2,408,220
Finished goods	2,863,426	2,773,270
	$4,065,049	$5,181,490
At May 31, 2015 and November 30, 2014, the Company had a reserve for obsolescence of $393,240 and $992,296, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	May 31, 2015	November 30, 2014
Furniture and equipment	461,718	672,477
Tools, dies and masters	454,912	449,862
Transportation equipment	16,538	16,538
Capitalized lease obligations	41,326	41,326
Leasehold improvements	35,017	1,054,365
	$1,009,511	$2,234,568
Less: Accumulated depreciation	751,649	1,125,968
Property and Equipment—Net	$257,862	$1,108,600
Depreciation expense for the three months ended May 31, 2015 and May 31, 2014 amounted to $47,483 and $81,414, respectively. Depreciation expense for the six months ended May 31, 2015 and 2014 were $104,790 and $162,803, respectively. The Company moved in April 2015 from its facility in East Rutherford, New Jersey to new offices in Ridgefield Park, New Jersey. As a result, the Company wrote off $714,138 of leasehold improvements pertaining to the East Rutherford facility in the second quarter of fiscal 2015. In addition, the Company wrote off $128,943 of furnishings and equipment that were not needed in the new facility. See Note 13 - Restructuring for further information.

NOTE 6 - INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for eleven product lines.

	May 31, 2015	November 30, 2014
Patents and trademarks	$800,293	$800,293
Less: Accumulated amortization	145,647	145,453
Intangible Assets - Net	$654,646	$654,840

Patents are amortized on a straight-line basis over their legal life of 17 years. Trademarks have an indefinite life and are reviewed annually for impairment or more frequently if impairment indicators occur. Amortization expense for the three months ended May 31, 2015 and May 31, 2014 amounted to $97 and $5,110, respectively. Amortization expense for the six months ended May 31, 2015 and 2014 were $194 and $10,220, respectively. Estimated amortization expenses for the years ending November 30, 2015, 2016, 2017, 2018 and 2019 are $388, $388, $388, $388 and $376, respectively.

NOTE 7 - ACCRUED EXPENSES
The following items which exceeded 5% of total current liabilities are included in accrued expenses as of:

	May 31, 2015	November 30, 2014
Co-operative advertising	$1,827,755	$2,368,808
Restructuring Costs	$911,671	$1,043,897
Accrued returns	$590,421	$653,855

NOTE 8 - OTHER INCOME
Other income consists of the following:

	Three Months Ended May 31,		Six Months Ended May 31
	2015	2014	2015	2014
Interest and dividend income	$43	$5,096	$200	$13,208
Realized gain on sale of securities	—	(503)	—	146,025
Royalty income	3,000	3,000	6,000	6,000
Miscellaneous	569	28	2,070	79,310
Total Other Income	$3,612	$7,621	$8,270	$244,543
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
NOTE 10 - INCOME TAXES
CCA and its subsidiaries file a consolidated federal income tax return.
The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of May 31, 2015 and May 31, 2014. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were penalties and related interest of $0 for the six

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

months ended May 31 2015, and $669 for the six months ended May 31 2014. Penalties are recorded in selling, general and administrative expenses.
As of May 31, 2015, the Company had no investments. As of May 31, 2014, the Company had unrealized gain on its investments of $146,552. This amount was reduced by a deferred tax expense of $54,083. The charitable contributions portion of the deferred tax asset and the loss carry forward has $369,420 and $9,589,986, respectively, that has been reclassified as a long-term asset, based on an estimate of the amount that will be realizable in periods greater than twelve months from May 31, 2015.

At May 31, 2015 and November 30, 2014, respectively, the Company had temporary differences arising from the following:

	May 31, 2015
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term Asset
Depreciation	$(1,126,276)	$(415,637)	$—	$(415,637)
Reserve for bad debts	9,987	3,686	3,686	—
Reserve for returns	993,137	366,504	366,504	—
Reserve for obsolete inventory	393,240	145,120	145,120	—
Vacation accrual	152,640	56,330	56,330	—
Accrued bonus	222,000	81,926	81,926
Charitable contributions	1,101,040	406,324	36,904	369,420
Section 263A costs	100,482	37,082	37,082	—
Loss carry forward	27,439,271	9,959,022	369,036	9,589,986
Net deferred tax asset (liability)		$10,640,357	$1,096,588	$9,543,769

	November 30, 2014
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term (Liability)
Depreciation	$(685,154)	$(252,883)	$—	$(252,883)
Reserve for bad debts	25,124	9,272	9,272	—
Reserve for returns	2,942,544	1,085,907	1,085,907	—
Reserve for obsolete inventory	608,504	224,560	224,560	—
Vacation accrual	148,751	54,895	54,895	—
Charitable contributions	1,100,940	406,287	132,853	273,434
Section 263A costs	128,079	47,266	47,266	—
Loss carry forward	22,933,333	8,296,176	1,328,532	6,967,644
Net deferred tax asset (liability)		$9,871,480	$2,883,285	$6,988,195

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

Income tax (benefit) expense is made up of the following components:

	Three Months Ended		Six Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Continuing Operations
Current tax - Federal	$—	$—	$—	$—
Current tax - State & Local	2,027	2,000	4,027	4,000
Deferred tax	(904,500)	625,426	(864,538)	(96,790)
Tax - Continuing Operations	$(902,473)	$627,426	$(860,511)	$(92,790)
Discontinued Operations
Current tax - Federal	—	—	—	—
Current tax - State & Local	—	—	—	—
Deferred tax	96,634	(3,025,225)	95,661	(3,026,802)
Tax - Discontinued Operations	$96,634	$(3,025,225)	$95,661	$(3,026,802)

Prepaid and refundable income taxes are made up of the following components:

Prepaid and refundable income taxes	Federal	State & Local	Total
May 31, 2015	$167,075	$4,161	$171,236
November 30, 2014	$167,075	$286,523	$453,598

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

A reconciliation of the provision for (benefit from) income taxes computed at the statutory rate to the effective rate for the three months ended May 31, 2015, and May 31, 2014 is as follows:

	Three Months Ended		Three Months Ended
	May 31, 2015		May 31, 2014
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Continuing Operations
(Benefit from) provision for income taxes at federal statutory rate	$(911,018)	34.00%	$581,355	34.00%
Changes in provision (benefit) for income taxes resulting from:
State income taxes, net of federal income tax benefit	(77,704)	2.90%	49,586	2.90%
Non-deductible expenses and other adjustments	86,249	(3.22)%	(3,515)	(0.21)%
(Benefit from) provision for income taxes at effective rate	(902,473)	33.68%	627,426	36.69%
Discontinued Operations
Provision for (benefit from) income taxes at federal statutory rate	$97,549	34.00%	$(2,803,087)	34.00%
Changes in benefit from income taxes resulting from:
State income taxes, net of federal income tax benefit	8,320	2.90%	(239,086)	2.90%
Non-deductible expenses and other adjustments	(9,235)	(3.22)%	16,948	(0.21)%
Provision for (benefit from) income taxes at effective rate for Discontinued Operations	$96,634	33.68%	$(3,025,225)	36.69%

Total benefit from income taxes at effective rate	$(805,839)	33.68%	$(2,397,799)	36.69%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

	Six Months Ended		Six Months Ended
	May 31, 2015		May 31, 2014
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Continuing Operations
Benefit from income taxes at statutory rate	$(877,495)	34.00%	$(85,919)	34.00%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	(74,845)	2.90%	(7,328)	2.90%
Non-deductible expenses and other adjustments	91,829	(3.56)%	457	(0.18)%
Benefit from income taxes at effective rate	$(860,511)	33.34%	(92,790)	36.72%

Discontinued Operations
Provision for (benefit from) income taxes at federal statutory rate	$97,549	34.00%	$(2,802,674)	34.00%
Changes in (benefit) provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	8,320	2.90%	(239,052)	2.90%
Non-deductible expenses and other adjustments	(10,208)	(3.56)%	14,924	(0.18)%
Provision for (benefit from) income taxes at effective rate	$95,661	33.34%	$(3,026,802)	36.72%

Total benefit from income taxes at effective rate	$(764,850)	33.34%	$(3,119,592)	36.72%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCK-BASED COMPENSATION

On June 15, 2005, the shareholders approved an amended and Restated Stock Option Plan amending the 2003 Stock Option Plan (the “Plan”). The Plan authorizes the issuance of up to one million shares of common stock (subject to customary adjustments set forth in the plan) pursuant to equity awards, which may take the form of incentive stock options, nonqualified stock options restricted shares, stock appreciation rights and/or performance shares. The plan expired in April, 2015.
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
On January 5, 2015, the Company granted incentive stock options for 175,000 shares to eight Company employees, including Richard Kornhauser, the Company's Chief Executive Officer for 100,000 shares and Stephen Heit, the Company's Chief Financial Officer for 35,000 shares. All options were granted at $3.48 per share. The closing price of the Company's stock on the date of grant was $3.48 per share. The options vest in equal 20% increments commencing on January 5, 2015, and for each of the four subsequent anniversaries of such date. The options expire on January 5, 2024. The Company has estimated the fair value of the options granted to be $297,834 as of the grant date, which amount shall be amortized as an expense over a five year period. The Company recorded a charge against earnings in the amount of $23,897 for the three months ended May 31, 2015 and $5,400 for the three months ended May 31, 2014 in for all outstanding stock options granted. The Company recorded a charge against earnings in the amount of $58,662 for the six months ended May 31 2015 and $10,800 for the six months ended May 31 2014 in for all outstanding stock options granted.
A summary of stock option activity for the Company is as follows:

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding at November 30, 2013	—	—	0	—
Granted	137,000	$3.40	5.7	—
Exercised	—	—	—	—
Canceled or Forfeited	—	—	—	—
Outstanding at November 30, 2014	137,000	$3.40	5.7	—
Granted	175,000	$3.48	9.9	—
Exercised	—	—		—
Canceled or Forfeited	—	—	—	—
Outstanding at February 28, 2015	312,000	$3.45	7.9	—
Granted	—	—	0	—
Exercised	—	—	—	—
Canceled or Forfeited	—	—	—	—
Outstanding at May 31, 2015	312,000	$3.45	7.6	—

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

	Three Months Ended		Six Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31 2014
Net (loss) income available for common shareholders	$(1,586,718)	$(4,136,706)	$(1,529,111)	$(5,376,271)
Weighted average common shares outstanding-Basic	7,006,684	7,006,684	7,006,684	7,006,684
Net effect of dilutive stock options	—	—	—	—
Weighted average common shares and common shares equivalents—Diluted	7,006,684	7,006,684	7,006,684	7,006,684

Earnings (Loss) per Share:
Basic
Continuing Operations	$(0.25)	$0.15	$(0.25)	$(0.02)
Discontinued Operations	$0.03	$(0.74)	$0.03	$(0.74)
Income (Loss)	$(0.22)	$(0.59)	$(0.22)	$(0.76)

Diluted
Continuing Operations	$(0.25)	$0.15	$(0.25)	$(0.02)
Discontinued Operations	$0.03	$(0.74)	$0.03	$(0.74)
Income (Loss)	$(0.22)	$(0.59)	$(0.22)	$(0.76)

For the three and six month periods ended May 31, 2015, there were 1,892,744 of shares underlying an outstanding warrant and 312,000 shares underlying previously issued stock options that were excluded from diluted loss per share because the effects of such shares were anti-dilutive.

For the three and six month periods ended May 31, 2014, there were 100,000 shares underlying previously issued stock options that were excluded from diluted loss per share because the effect of such shares were anti-dilutive.

NOTE 13 - RESTRUCTURING
On January 20, 2014, the Company announced that its Board of Directors had approved management’s plan to restructure the Company’s operations, and enter into a key business partnership with The Emerson Group, a premier sales and marketing company located in Wayne, Pennsylvania. As part of this change, the Company has outsourced to Emerson certain sales and administrative functions effective February 1, 2014. In addition, warehousing and shipping was outsourced to Ozburn-Hessey Logistics "OHL", one of the largest integrated global supply chain management companies in the United States. The Company’s inventory was moved to an OHL-managed facility in Indianapolis, Indiana and shipping commenced from there as of the week of February 3, 2014. A key benefit of the outsourcing move is that it shifted a substantial portion of the Company’s current fixed costs into a variable cost structure moving forward which can ultimately help keep expenses in better alignment with any future revenue generated by its brands. As a result of the outsourcing, the Company will have reduced its work force from 97 to 21 employees when complete. As of May 31, 2015, the Company's workforce has been reduced to 32 employees. The Company has estimated that it will incur severance costs related to the reduction in work force of $2,826,406. As of May 31, 2015, $911,671 of severance costs have not been paid as of yet, which is recorded as an accrued expense on the Company's consolidated

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

balance sheet. As of November 30, 2014, accrued restructuring costs were $1,043,897. During the quarter ended May 31, 2015, the Company incurred expense of $56,897 and $91,921 for the six months ended May 31, 2015 related to the termination of employees during the quarter. The Company made payments of $102,145 during the quarter ended May 31, 2015 and $220,063 for the six months ended May 31, 2015 related to the termination of employees during the quarter. This unpaid balance will be paid out during the balance of Fiscal 2015.
In April 2015, the Company moved from its facility at 200 Murray Hill Parkway, East Rutherford, New Jersey to a new facility at 65 Challenger Road, Suite 340, Ridgefield Park, New Jersey. The East Rutherford facility consisted of warehouses and offices totaling approximately 81,000 square feet of space. As a result of the outsourcing to the Emerson Group, the Company had not been using the warehouse space since December 2014. The facility at Ridgefield Park is located in an office building and consists of 7,414 square feet of office and allocated common space with an annual rental cost of $159,401 per year. In addition, the Company will pay an electric charge of $1.75 per square foot per year. The lease is for five years and four months, commencing April 10, 2015, and contains a provision for four months of rent at no charge. In June 2015, the Company sub-let the East Rutherford facility. The terms of the sub-let is for a monthly rent of $36,963 plus all common charges and utilities for a term of six years and ten and a half months, expiring in May 2022. The sub-lease provides for annual increases of 2% per year. The Company was leasing the East Rutherford facility for $41,931 per month, with annual increases equal to the change in the consumer price index. The lease expires in May 2022. The Company recorded an expense of $407,094 in the second quarter of fiscal 2015 as a restructuring charge as an estimate for the difference between the rent that the Company pays its landlord and the rent received from the sub-tenant over the term of the sub-lease. In addition, the Company recorded a restructuring expense of $155,245 for a commission to be paid to the real estate agent who negotiated the sub-lease. The Company also wrote off $714,138 of leasehold improvements for the East Rutherford facility in the second quarter of fiscal 2015, and $128,943 of furniture and fixtures no longer needed, both of which were recorded as restructuring expense, along with $56,897 related to the termination of employees during the quarter for a total of $1,462,317 for the three months ending May 31, 2015. For the six months ended May 31, 2015, total restructuring changes for the Company was $1,497,340. The difference was the $35,023 related to the termination of employees during the first quarter 2015.

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
The following table summarizes those components of the statement of operations for discontinued brands, which contains additional returns due to the finalization of the reserve for returns and allowances and notification that certain coop programs did not occur leading to the cancellation of specific contracts for this product for the three months ended May 31, 2015 and 2014 and for the six month May 31, 2015 and 2014 :

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended May 31,			Three Months Ended May 31,
	2015			2014
	Mega	GP	Total	Mega	GP	Total
Net Sales	$—	$286,908	$286,908	$(2,015,314)	$(2,978,010)	$(4,993,324)

Income before Provision for
Income Taxes	—	286,908	286,908	(3,332,270)	(4,912,103)	(8,244,373)

Provision for Income Tax	—	96,634	96,634	(1,222,757)	(1,802,468)	(3,025,225)

Net Income (Loss)	$—	$190,274	$190,274	$(2,109,513)	$(3,109,635)	$(5,219,148)

Earnings (loss) per Share:
Basic	$—	$0.03	$0.03	$(0.30)	$(0.44)	$(0.74)
Diluted	$—	$0.03	$0.03	$(0.30)	$(0.44)	$(0.74)

Weighted average shares outstanding
Basic	7,006,684	7,006,684	7,006,684	7,006,684	7,006,684	7,006,684
Diluted	7,006,684	7,006,684	7,006,684	7,006,684	7,006,684	7,006,684

	Six Months Ended May 31,			Six Months Ended May 31,
	2015			2014
	Mega	GP	Total	Mega	GP	Total
Net Sales	$—	$286,908	$286,908	$(806,720)	$(2,725,966)	$(3,532,686)

Income before Provision for
Income Taxes	—	286,908	286,908	(3,258,651)	(4,984,508)	$(8,243,159)

Provision for Income Tax	—	95,661	95,661	(1,830,259)	(1,196,543)	$(3,026,802)

Net Income (Loss)	$—	$191,247	$191,247	$(1,428,392)	$(3,787,965)	$(5,216,357)

Earnings (loss) per Share:
Basic	$—	$0.03	$0.03	$(0.20)	$(0.54)	$(0.74)
Diluted	$—	$0.03	$0.03	$(0.20)	$(0.54)	$(0.74)

Weighted average shares outstanding
Basic	7,006,684	7,006,684	7,006,684	7,006,684	7,006,684	7,006,684
Diluted	7,006,684	7,006,684	7,006,684	7,006,684	7,006,684	7,006,684
The activity for Gel Perfect for the quarter is due to finalization of the reserve for returns and allowances and notification that certain programs did not occur leading to the cancellation of specific contracts for this product.

NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
David Edell served as a director during fiscal 2014 until September 5, 2014. Ira Berman is a former director. On September 5, 2014, the Company entered into Separation Agreements with David Edell and Ira Berman, (the

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. Capital Preservation Solutions, LLC is owned by Lance Funston, who also is the managing partner of Capital Preservations Holdings, LLC which owns common stock and all of the Company's Class A common stock. Contemporaneously with the signing of the Agreement, the Company issued a Warrant to Purchase Common Stock (the “Warrant”) to Capital whereby Capital may acquire upon exercise of the Warrant 1,892,744 shares of the Company’s Common Stock. The Warrant may be exercised in whole or in part at any time during the exercise period which is five years from the date of the Warrant. The Warrant bears a purchase price of $3.17 per share, subject to adjustments. The working capital line of credit and term loan have been recorded on the consolidated balance sheet as of May 31, 2015 as from a related party. Interest and amortized financing costs in the amount of $433,260 for three months ended May 31, 2015 and $850,296 for six months ended May 31, 2015 for was incurred to Capital and is recorded on the consolidated statement of operations for the year ended May 31, 2015 as interest expense to a related party.
The Company also signed an agreement in December 2014 with Funston Media Management Services, Inc., which is owned by Lance Funston. The agreement provides for Funston Media Management Services, Inc. to provide consumer advertising purchasing services and brand management for a fee equal to 7.5% of the advertising costs plus a monthly retainer of $15,000 per month. The Company incurred costs in the amount of $119,790 for three months ended May 31, 2015 and $190,240 for six months ended May 31, 2015.

NOTE 16 – SUBSEQUENT EVENTS
The Company received a letter from Capital Preservation Solutions, LLC on July 7, 2015 indicating agreement to extend the due date of the Company's working capital line of credit and term loan to December 5, 2016 subject to documentation. The Company agreed to raise the interest rate from six (6.0%) to twelve (12.0%) per annum, effective upon formal documentation, as provided for in the Loan and Security Agreement dated September 5, 2014.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements Regarding Forward-Looking Statements

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, liquidity, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters. Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate”, “estimate”, “expect”, “believe”, “will likely result”, “should”, “outlook”, “plan” “project” and other words and expressions of similar meaning. No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all forward-looking statements whenever they appear in this report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. In addition to the information in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and risks and uncertainties included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2014 and other periodic reports filed with the United States Securities and Exchange Commission.

Overview
For the three months ended May 31, 2015, the company had a net loss from continuing operations of $1,776,992, and loss per share, basic and fully diluted of $0.25 as compared to a net income from continuing operations of $1,082,442, and earnings per share, basic and fully diluted of $0.15 for the same period in fiscal 2014. For the three months ended May 31, 2015, the Company had net income from discontinued operations of $190,274, and earnings per share, basic and fully diluted of $0.03 as compared to a net loss of $5,219,148, and losses per share, basic and fully diluted, of $0.74 for the same period in fiscal 2014. The total of continuing and discontinued operations for the three months ended May 31, 2015 was net loss of $1,586,718 compared to net loss of $4,136,706 for the same period ended May 31, 2014. The total loss per share, basic and fully diluted was $0.22 for the three months ended May 31, 2015 compared to loss per share, basic and fully diluted of $0.59 for the same period ended May 31, 2014. As of May 31, 2015, the Company had $10,104,162 in current assets and $9,595,830 in current liabilities. The Company had decided to discontinue the Gel Perfect brand in the second quarter 2014 and sold the Mega-T brand in the third quarter of fiscal 2014. Accordingly, the Company has shown the results of operations pertaining to the Gel Perfect and Mega-T brands as Discontinued Operations in the Consolidated Statement of Operations for the three months ended May 31, 2015 and May 31, 2014.
In April 2015, the Company moved from its facility at 200 Murray Hill Parkway, East Rutherford, New Jersey to a new facility at 65 Challenger Road, Suite 340, Ridgefield Park, New Jersey. The East Rutherford facility consisted of warehouses and offices totaling approximately 81,000 square feet of space. As a result of the outsourcing to the Emerson Group, the Company had not been using the warehouse space since December 2014. The facility at Ridgefield Park is located in an office building and consists of 7,414 square feet of office and allocated common space. The Company sub-let out the East Rutherford facility in June 2015. The sub-lease expires in May 2022, concurrent with the expiration of the master lease. As a result, the Company recorded a restructuring expense of $407,094 in the second quarter of fiscal 2015 as an estimate for the difference between the rent that the Company pays its East Rutherford landlord per the master lease and the rent received from the sub-tenant over the term of the sub-lease. In addition, the Company recorded a restructuring expense of $155,245 for a commission to be paid to the real estate agent who negotiated the sub-lease. The Company also wrote off $714,138 of leasehold improvements for the East Rutherford facility in the second quarter of fiscal 2015, and $128,943 of furniture and fixtures no longer needed, both of which were recorded as restructuring expense.
The Company continues to reduce personnel as part of its restructuring plan. As of May 31, 2015 the Company had reduced its work force to 32 employees. The Company plans on reducing its work force to 21 employees by the end of the 2015 fiscal year. Severance costs as a result of the reduction in work force are recorded as a restructuring expense. The Company recorded a restructuring expense from severance costs of $56,897 in the second quarter of fiscal 2015, and $87,836 for the first half of fiscal 2015.
Operating Results for the Three Months Ended May 31, 2015
For the three months ended May 31, 2015, the Company had total revenues of $6,670,233 and a net loss from continuing operations of $1,776,992 after a tax benefit of $902,473 and net income from discontinuing operations of $190,274 after a tax provision of $96,634 for a total net loss of $1,586,718. For the same three month period in 2014, total revenues were $10,784,881 and a net income from continuing operations of $1,082,442 after a tax expense of $627,426 and net loss from discontinuing operations of $5,219,148 after a tax benefit of $3,025,225 for a total net loss of $4,136,706. The basic and fully diluted loss per share from continuing operations was $0.25 and a net earnings of $0.03 per share for discontinuing operations for the second quarter of fiscal 2015 as compared to a net earnings of $0.15 per share for continuing operations and a net loss of $0.74 per share for discontinuing operations for the second quarter of fiscal 2014. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the second quarter of fiscal 2015 were reduced by $728,119, comprised of cooperative advertising recorded as sales incentives of $705,561 and IRC coupons of $20,558. The $707,561 was offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense. In the same period of the prior year, net sales were reduced by $707,732, comprised of cooperative advertising recorded as sales incentives of $614,351 and IRC coupons of $93,381 and trade promotion was offset by an equal reduction of that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income (loss).
The Company’s net sales of health and beauty aid products decrease $4,110,639 to $6,666,621 for the three months ended May 31, 2015 from $10,777,260 for the three months ended May 31, 2014, an decrease of (38.1)%. Sales returns and allowances, not including sales incentives, were 12.3% of gross sales or $1,011,102 for the three months ended May 31, 2015 as compared to 3.2% or $376,828 for the same period last year. Sales returns and allowances were lower in the second quarter of fiscal 2014 due to an adjustment in the accounts receivable reserve as a result of the discontinuance of the Gel Perfect nail polish brand. Sales incentives consist of co-operative advertising along with the Company’s retail partners and coupons. The co-operative was $707,561, which decreased by $61,540 in the second quarter 2015 as compared to $707,732 in the same period in 2014, mainly due to write-off of certain contracts due to the coop event not running. The cost of the coupons issued by the Company was $20,558 for the second quarter 2015 as compared to $93,381 for the same period in 2014. The Company had changed its marketing strategy to focus on media advertising rather than coupons. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.
The Company’s net sales, by category, for the second quarter 2015 as compared to the same quarter 2014 were:

	Three Months Ended May 31,
	2015		2014
Category	Net Sales	%TTL	Net Sales	%TTL
Skin Care	$3,905,814	58.7%	$5,346,318	49.5%
Oral Care	2,310,950	34.7%	3,478,265	32.2%
Nail Care	638,346	9.6%	1,290,751	12.0%
Miscellaneous	(558,150)	(8.4)%	123,946	1.2%
Analgesic	4,757	—%	113,456	1.1%
Hair	(528)	—%	8,651	0.1%
Fragrance	365,432	5.5%	415,873	3.9%
Total Continued Operations	$6,666,621	100%	$10,777,260	100.0%
Net sales were affected by the following factors:

•
Net sales of skin care products decreased $1,440,504 for the three months ended May 31, 2015, as compared to the same period in 2014. Gross sales were lower due to problems with the Company's advertising not being run as contracted for. This caused significantly decreased views of the television commercial which in turn affected retail sales.

•
Net sales of oral care products decreased $1,167,315 for the three months ended May 31, 2015 as compared to the same period in fiscal 2014. Gross sales were lower due to the same advertising problem as stated above with television advertising not run as contracted for.

•
Net sales of nail care products decreased $652,405 for the three months ended May 31, 2015 as compared to the same period in fiscal 2014. The net sales decreased due to lower gross sales as a result of decreased distribution.

Gross profit margins decreased to 56.2% for the three months ended May 31, 2015 from 68.7% for the same period in fiscal 2014. Gross profit margins were lower due to promotional sales and change in product mix.
Selling, general and administrative expenses for the three months ended May 31, 2015 were $3,032,771 as compared to $3,704,228 for the three months ended May 31, 2014, a decrease of $671,457. The following factors contributed to the decrease:

•
Personnel costs decreased $379,306 in the second quarter of fiscal 2015 as compared to the same period in fiscal 2014 due to the reduction in work force implemented as a result of the outsourcing plan.

•
Consulting and related costs decreased $407,320 in the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014. The decrease was due to the termination of consulting contracts in fiscal 2014.

•	The balance of the increase or decrease in expenses comprised a number of smaller expense categories or were variable expenses commensurate with sales.
Advertising, cooperative and promotions expenses for the three months ended May 31, 2015 were $1,500,875 as compared to $1,840,975 for the three months ended May 31, 2014. The decreased expense of $340,100 was mainly comprised of decreased media spending and commercial costs. The Company advertised primarily for the Nutra Nail, Sudden Change and Plus White brands. As disclosed, the Company's television commercials were not run as contracted for with an independent media company. The Company believes that it has a strong creative message with its advertising. However, there was significantly less exposure of the television commercials to the consumers, which in turn resulted in lower sales at retail. The Company is in discussions with the media company to ensure that this does not occur again. The Company also believes that it is entitled to additional credits from the media company. The Company has only recorded credits due to the decreased rating points that were run, and has not recorded any additional credits due to the impact of the ineffectual advertising that ran.
Research and development costs decreased to $13,205 in the first quarter of fiscal 2015 as compared to $137,519 for the same period in fiscal 2014. The decrease was due to the outsourcing of part of the Company's product development efforts and the reduction in personnel.
The loss before provision for income taxes was $2,679,465 for the quarter ended May 31, 2015 from continuing operations, and the benefit from income tax from continuing operations was $902,473.
The Company, as previously disclosed, discontinued the Gel Perfect nail color brand in the second quarter of fiscal 2014 and sold the Mega-T dietary supplement brand in the third quarter of fiscal 2014. Accordingly, the Company has recorded the results of the operations of both brands as discontinued operations in the consolidated statements of operations. The components of discontinued operations for the three months ended May 31, 2015 and 2014 were:

	Three Months Ended
	May 31, 2015	May 31, 2014
Revenues:
Sales of health and beauty-aid products-net	$286,908	$(4,993,324)
Total revenues	286,908	(4,993,324)
Costs and Expenses:
Cost of sales	—	2,771,648
Selling, general and administrative expenses	—	243,630
Advertising, cooperative and promotions	—	235,771
Total expenses	—	3,251,049
Loss before provision for income taxes	286,908	(8,244,373)
Benefit from income taxes	96,634	(3,025,225)
Loss from Discontinued Operations	$190,274	$(5,219,148)

The provision for income tax had an effective rate for the second quarter of fiscal 2015 of 33.7% as compared to a tax benefit at an effective rate 36.7% of the net loss before tax for the same period in fiscal 2014. The rate was lower in the second quarter of fiscal 2015 due to changes in the permanent tax differences that the Company recorded.
Comprehensive losses, including continuing and discontinued operations, was $1,586,718 for the quarter ended May 31, 2015 as compared to comprehensive losses of $4,136,706 for the quarter ended May 31, 2014. There were no further adjustments, as the Company did not have any investments during the first quarter of fiscal 2015.

OPERATING RESULTS FOR THE SIX MONTHS ENDED MAY 31, 2015
For the six months ended May 31, 2015, the Company had total revenues of $13,627,749 and a net loss from continuing operations of $1,720,358 after a tax benefit of $860,511. For the same six month period in 2014, total revenues were 17,074,495 and net loss from continuing operations of $159,914 after a tax benefit of 92,790. The basic and fully diluted loss per share from continuing operations was $0.25 for the first six months ended May 31, 2015 as compared to a loss of $0.02 per share for the first six months of fiscal 2014. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the six month May 31, 2015 were reduced by $750,828 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense. In the same period of the prior year, net sales were reduced by $2,791,493 and trade promotion was offset by an equal reduction of that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income (loss). Trade promotional expenses for 2015 are significantly lower due to total of $505,649 in write-offs. There were two additional adjustments that had the effect of increasing net income: $404,109 expense decrease for the write off of 2012 open contracts in the first quarter 2015 and $61,540 expense decrease in the second quarter of 2015 due to cancellation of specific prior year contracts as the Company was informed the events were not run.
The Company’s net sales of health and beauty aid products decreased $3,210,473 to $13,619,479 for the six months ended May 31, 2015 from $16,829,952 for the six months ended May 31, 2014, a decrease of 19.1%. Included in net sales are the cost of sales incentives which consist of co-operative advertising with the Company’s retail partners and coupons. The amount of cooperative advertising included in sales incentives decreased by $1,084,813 to $750,828 in the six months ended May 31, 2015 as compared to $1,835,641in the same period in 2014. The cost of the coupons issued by the Company was $64,035 for the six months ended May 31, 2015 as compared to $327,985 for the same period in 2014. The Company has changed its marketing strategy, issuing less coupons and focusing more on media advertising. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.
The Company’s net sales by category for the six months ended May 31, 2015 as compared to the same period in 2014 were:

	Six Months Ended May 31,
	2015		2014
Category	Net Sales	%TTL	Net Sales	%TTL
Skin Care	$6,987,567	51.3%	$7,931,531	47.1%
Oral Care	4,863,174	35.7%	5,785,099	34.4%
Nail Care	1,741,264	12.8%	1,988,964	11.8%
Fragrance	361,002	2.7%	694,641	4.1%
Miscellaneous	(420,531)	(3.1)%	236,216	1.4%
Analgesic	87,541	0.6%	173,374	1.0%
Hair	(538)	—%	20,127	0.1%
Total Continued Operations	$13,619,479	100.0%	$16,829,952	100.0%
The following were factors that affected net sales for the six months ended May 31, 2015:

•
Net sales of oral care products decreased $921,925 for the six months ended May 31, 2015, as compared to the same period in fiscal 2014 due to lower gross sales. Gross sales were lower due to problems with the Company's advertising not being run as contracted for. This caused significantly decreased views of the television commercial which in turn affected retail sales.

•
Net sales of skin care products decreased $943,964 for the six months ended May 31, 2015, as compared to the same period in fiscal 2014. Included in skin care is Sudden Change, which the Company advertised as part of its media program for fiscal 2015. Gross sales were lower due to problems with the Company's advertising not being run as contracted for. This caused significantly decreased views of the television commercial which in turn affected retail sales.

•
Net sales of the Company’s fragrance products decreased $333,639 for the six months ended May 31, 2015 , as compared to the same period in fiscal 2014. Gross sales decreased due to the timing of orders from our customer overseas.

	Six Months Ended May 31
	2015	2014
Sales of health and beauty aid products - Net	$13,619,479	$16,829,952
Cost of Sales	5,238,800	6,665,535
Gross Margin	$8,380,679	$10,164,417
	61.5%	60.4%

The gross margin percentage for the six months ended May 31, 2015 increased to 61.5%, as compared to 60.4% for the same period in 2014. As part of the Company's restructuring program, manufacturing overhead was eliminated that reduced the cost of goods sold for fiscal 2015 and which is expected to reduce further in fiscal 2016.
Selling, general and administrative expenses decreased to $6,135,627 for the six months ended May 31, 2015 as compared to $7,203,262 for the same period in 2014, or a decrease of $938,691. The following factors contributed to the decrease:
Commissions decreased $269,943 in the six months ended May 31, 2015 as compared to the same period in fiscal 2014 due to outsourcing to The Emerson Group, and the elimination of individual brokers.
Shipping costs decreased $308,218 in the six months ended May 31, 2015 as compared to the same period in fiscal 2014. The decrease was due to decreased sales as well the outsourcing of logistics to OHL which began as of February 1, 2014. The cost of shipping to the Company's customers prior to The Emerson Group outsourcing transaction, averaged approximately 4.8% of gross sales while the OHL shipping costs are estimated to average 1.6% of gross sales.
Personnel costs decreased $1,231,658 in the six months ended May 31, 2015 as compared to the same period in fiscal 2014 due to the reduction in work force implemented as a result of the outsourcing plan, as well as a reduction in work force that took place in the first two quarters of fiscal 2014.
Dues and subscription expenses decreased $159,322 in the six months ended May 31, 2015 as compared to the same period in fiscal 2014 as a result of the decrease in personnel and the outsourcing of sales functions to the Emerson Group.
Consulting and related costs decreased $690,339 in the six months ended May 31, 2015 as compared to the same period in fiscal 2014. The decrease was due to the termination of most consulting contracts in the first quarter of fiscal 2014.
The decreases in selling, general and administrative expenses were offset by fees and expenses from the Emerson Group of $161,457. In addition, other offsets were $967,869 in warehouse overhead and $96,143 in legal and accounting fees.
The balance of the increase or decrease in expenses comprised a number of smaller expense categories.
Advertising expense was $2,449,832 for the six months ended May 31, 2015 as compared to $2,651,429 for the six months ended May 31, 2014, The advertising expense decrease of $201,597 was comprised of decrease media spend and commercial costs for the Sudden Change, Plus White, Mega-T and Bikini Zone brands. As disclosed, the Company's television commercials were not run as contracted for with an independent media company. The Company believes that it has a strong creative message with its advertising. However, there was significantly less exposure of the television commercials to the consumers, which in turn resulted in lower sales at retail. The Company is in discussions with the media company to ensure that this does not occur again. The Company also believes that it is entitled to additional credits from the media company. The Company has only recorded credits due to the decreased rating points that were run, and has not recorded any additional credits due to the impact of the ineffectual advertising that ran.
The loss before benefit from income taxes was $2,580,869 for the six months ended May 31, 2015 from continuing operations, and the benefit from income tax from continuing operations was $860,511. The loss before the provision for income tax was $252,704 for the six months ended May 31, 2014 from continuing operations, and the income tax benefit from continuing operations was $92,790.
The Company, as previously disclosed, has discontinued the Gel Perfect nail color brand, and accordingly has recorded the results of the operations of that brand as discontinued operations in the consolidated statements of operations. The loss before benefit from income taxes was $286,908 for the six months ended May 31, 2015 from discontinued operations, and the benefit from income tax was $95,661. The components of discontinued operations for the six months ended May 31, 2015 and 2014 were:

	Six Months Ended
	May 31, 2015	May 31, 2014
Revenues:
Sales of health and beauty-aid products-net	$286,908	$(3,532,686)
Total revenues	286,908	(3,532,686)
Costs and Expenses:
Cost of sales	$—	3,782,805
Selling, general and administrative expenses	$—	463,451
Advertising, cooperative and promotions	$—	464,217
Total expenses	—	4,710,473
Loss before provision for income taxes	286,908	(8,243,159)
Benefit from income taxes	$95,661	$(3,026,802)
Loss from Discontinued Operations	$191,247	$(5,216,357)

The effective tax rate for the six months ended May 31, 2015 was 33.3% versus 36.7% for the six months ended May 31, 2014.

Financial Position as of May 31, 2015
As of May 31, 2015, the Company had working capital of $508,332 as compared to $900,826 as of the year ended November 30, 2014. The ratio of total current assets to current liabilities is 1.1 to 1.0 as of May 31, 2015, which is unchanged from November 30, 2014. The Company’s cash position at May 31, 2015 was $308,083, versus $241,621 as of November 30, 2014. As of May 31, 2015, there were no dividends declared but not paid.
Accounts receivable as of May 31, 2015 and November 30, 2014 were $3,167,245 and $2,248,301, respectively. The increase in accounts receivable was due to higher gross receivables and a decrease in reserves for returns. Included in net accounts receivable are an allowance for doubtful accounts, a reserve for returns and allowances and a reduction based on an estimate of cooperative advertising that will be taken as credit against payments. The allowance for doubtful accounts was $9,987 and $25,124 for May 31, 2015 and November 30, 2014, respectively. The allowance for doubtful accounts is a combination of specific and general reserve amounts relating to accounts receivable. The general reserve is calculated based on historical percentages applied to aged accounts receivable and the specific reserve is established and revised based on individual customer circumstances.
The reserve for returns and allowances is based on the historical returns as a percentage of sales in the five preceding months and a specific reserve based on customer circumstances and product lines. This allowance decreased to $993,137 as of May 31, 2015 from $2,967,668 as of November 30, 2014. Of this amount, allowances and reserves of $590,421 as of May 31, 2015, which are anticipated to be deducted from future invoices, are included in accrued liabilities. As of May 31, 2015 a specific reserve of for the Gel Perfect brand, has been settled by the end of second quarter 2015.
Gross receivables were further reduced by $456,939 as of May 31, 2015, which was reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against current accounts receivable balances. In addition, accrued liabilities include $1,827,755, which is an estimate of co-operative advertising expense which are anticipated to be deducted from future invoices rather than current accounts receivable.
Inventories were $4,065,049 and $5,181,490, as of May 31, 2015 and November 30, 2014, respectively. The reserve for inventory obsolescence is based on a detailed analysis of inventory movement. The inventory obsolescence reserve decreased to $393,240 as of May 31, 2015 from $992,296 as of November 30, 2014. This decrease was primarily due to the disposal of obsolete inventory during the first and second quarters of fiscal 2015. Changes to the inventory obsolescence reserves are recorded as an increase or decrease to the cost of sales.

Prepaid expenses and sundry receivables increased to $1,295,961 as of May 31, 2015 from $631,204 as of November 30, 2014. The increase was primarily due to prepayments to our turn key vendor.
Prepaid and refundable income taxes decreased to $171,236 as of May 31, 2015, from $453,598 as of November 30, 2014 due to the receipt of income tax refunds.
The amount of deferred income tax reflected as a current asset decreased to $1,096,588 as of May 31, 2015 from $2,883,285 as of November 30, 2014. The $1,786,697 decrease was primarily due to the Company's net operating loss during the second quarter of fiscal 2015. The amount of deferred income tax recorded as a non-current asset was $9,543,769 as of May 31, 2015. Deferred taxes that the Company estimates will be realized in periods beyond the next twelve months are recorded as a non-current asset.
The Company’s investment in property and equipment consisted mostly of leasehold improvements, office furniture and equipment, and computer hardware and software to accommodate our personnel in addition to tools and dies used in the manufacturing process. The Company acquired $97,129 of additional property and equipment during the first half of fiscal 2015. The Company also wrote off $714,138 of leasehold improvements for the East Rutherford facility in the second quarter of fiscal 2015, and $128,943 of furniture and fixtures no longer needed, both of which were recorded as restructuring expense. See Note 13 - Restructuring for further information.
Current liabilities are $9,595,830 and $10,738,673, as of May 31, 2015 and November 30, 2014 respectively. Current liabilities at May 31, 2015 consisted of accounts payable and accrued liabilities and short-term capital lease obligations. As of May 31, 2015, there was $2,284,694 of open cooperative advertising commitments, of which $457,218 is from 2015, $1,180,141 is from 2014, and $647,335 is from 2013. Of the total amount of $2,284,694, $456,939 is reflected as a reduction of gross accounts receivables, and $1,827,755 is recorded as an accrued expense. Cooperative advertising is advertising that is run by the retailers in which the Company shares in part of the cost. If it becomes apparent that this cooperative advertising was not utilized, the unclaimed cooperative advertising will be offset against the expense during the fiscal year in which it is determined that it did not run. This procedure is consistent with the prior year’s methodology with regard to the accrual of unsupported cooperative advertising commitments.
The Company’s long-term obligations is a portion of its capitalized leases, which is for certain office and warehouse equipment. The Company has borrowed $2,700,000 from its line of credit as of May 31, 2015 and owed $902,906 on its term loan as of the same date. The Company's lender, Capital Preservation Solutions, LLC, sent a letter to the Company on July 7, 2015 indicating agreement to extend the due date of the Company's working capital line of credit and term loan to December 5, 2016 subject to documentation. The Company agreed to raise the interest rate from six (6.0%) to twelve (12.0%) per annum, effective upon formal documentation, as provided for in the Loan and Security Agreement dated September 5, 2014. Please see note 15, Certain Relationships and Related Transactions and note 16, Subsequent Events for further information. The capitalized lease obligation liability decreased to $17,920 as of May 31, 2015 as compared to $22,152 as of November 30, 2014.
Stockholders’ equity decreased to $8,095,507 as of May 31, 2015 from $9,565,954 as of November 30, 2014. The decrease was due to decreases in retained earnings as a result of the year to date loss through the second quarter of fiscal 2015. The Company issued stock options to management employees during the first quarter of fiscal 2015, but none during the second quarter of 2015. The Company has previously issued options in fiscal 2014. The fair value of the stock option grants were estimated on the date of the grant using a Black-Scholes valuation model As a result, $58,662 was recorded as a deferred compensation expense in the first half of fiscal 2015 and additional paid-in capital was increased by the same amount. See note 11, Stock Based Compensation for further information.
The Company's cash flow had $1,932,456 that was used by operating activities during the first six months of fiscal 2015, as compared to $2,376,934 that was used in operating activities during the same period in fiscal 2014. The lower use of cash for operations for the six months of fiscal 2015 as compared to the same period in fiscal 2014 was mainly due to the decreased loss in the first six months of fiscal 2015 as compared to fiscal 2014. In addition, the Company had significant non-cash expenditures reported on the cash flow for the first six months of fiscal 2015 as a result of the amortization of deferred financing fees from the working capital and term loan financing completed in September 2014. Net cash used by investing activities was $97,129 for the first six months of fiscal 2015 for the acquisition of equipment, as compared to $25,466 for equipment purchases in the 2014 comparable period. The

Company had proceeds from the sale of investments of $746,071 reported as part of investing activity for the first six months of fiscal 2014. The Company did not have any investments during the first six months of fiscal 2015. Net cash provided by financing activities during the first six months of fiscal 2015 was $2,096,047 as compared to $3,695 cash used in financing activities for the same period in fiscal 2014. The increase was due to borrowing $2,100,000 from the Company's line of credit during the first six months of fiscal 2015.
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
Our primary capital needs are seasonal working capital requirements. As of May 31, 2015, the Company had cash of $308,083. The Company’s long term liabilities as of May 31, 2015, consist of line of credit - related party of $2,700,000, term loan- related party of $902,906 and long-term capitalized lease obligations of $17,920. The Company had borrowings against its line of credit of $2,700,000 and a term loan of $902,906 as of May 31, 2015. The Company previously announced that on September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. The Company believes that the financing agreement entered into on September 5, 2014 together with its restructuring plan will provide sufficient cash resources over the next twelve months to support its operations, vendor payments, media and marketing programs. Cash used in operations was driven by the increase in accounts receivable as well as the payment of accrued liabilities from fiscal 2014. The reserves are the amounts that the Company estimates will be deducted from future accounts receivable cash remittances from its retail customers. The Company is continuing its work to complete its outsourcing of operations which is expected to result in additional cash flow savings to be realized over future quarters.
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
4 - Deferred Taxes - The deferred taxes are an estimate of the future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the loss incurred in fiscal 2013 and fiscal 2014, the benefit of which will be carried forward into future tax years.   Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized.  Management has estimated that it will utilize the entire deferred tax asset in future years based on anticipated future profitability which is contingent on the successful realization of anticipated cost savings associated with the outsourcing of many functions to The Emerson Group, the substantial reduction in personnel and a reduction in other expenses.  However, anticipated future profitability may be impacted if the Company’s sales decrease from current levels or due to other factors discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2015 for the year ended November 30, 2014. The portion that management expects to utilize in fiscal 2015 is recorded as a short term asset, and the portion that management expects to utilize in fiscal years subsequent to fiscal 2014 is recorded as a long term asset.
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
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of May 31, 2015 the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control overall financial reporting.

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES

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
Date: July 15, 2015

CCA INDUSTRIES, INC.

By:	/s/ STEPHEN A. HEIT
Stephen A. Heit Chief Financial Officer and Chief Accounting Officer, and duly authorized signatory on behalf of Registrant