Form 10-Q
period 2015-08-31
CCA INDUSTRIES INC
filed 2015-10-15
CIK 721447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 15, 2015 there were (i) 6,038,982 shares of the issuer’s common stock, par value $0.01, outstanding; and (ii) 967,702 shares of the issuer’s Class A common stock, par value $0.01, outstanding.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Part I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
CCA INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	August 31, 2015	November 30, 2014
ASSETS	(Unaudited)
Current assets:
Cash & cash equivalents	$316,898	$241,621
Accounts receivable, net of allowances of $335,840 and $2,967,668, respectively	3,941,302	2,248,301
Inventories, net of reserve for inventory obsolescence of $347,558 and $992,296, respectively	3,785,843	5,181,490
Prepaid expenses and sundry receivables	978,296	631,204
Prepaid and refundable income taxes	16,766	453,598
Deferred income taxes	1,159,051	2,883,285
Total Current Assets	10,198,156	11,639,499

Property and equipment, net of accumulated depreciation and amortization	243,386	1,108,600
Intangible assets, net of accumulated amortization	654,549	654,840
Deferred financing fees, net of accumulated amortization	342,866	1,341,458
Deferred income taxes	9,411,964	6,988,195
Other	430,544	—
Total Assets	$21,281,465	$21,732,592

LIABILITIES AND CAPITAL
Current Liabilities:
Accounts payable & accrued liabilities	$9,260,455	$10,731,031
Capitalized lease obligations - current portion	8,302	7,642
Total current liabilities	9,268,757	10,738,673

Line of credit - related party	2,700,000	600,000
Term loan - related party	951,452	805,813
Other liabilities	174,915	—
Capitalized lease obligations	17,071	22,152
Total Liabilities	13,112,195	12,166,638

Shareholders' Equity:
Preferred stock, $1.00 par, authorized 20,000,000 none issued	—	—
Common stock, $.01 par, authorized 15,000,000 shares, issued and outstanding 6,038,982 and 6,038,982 shares, respectively	60,390	60,390
Class A common stock, $.01 par, authorized 5,000,000 shares, issued and outstanding 967,702 and 967,702 shares, respectively	9,677	9,677
Additional paid-in capital	3,897,020	3,814,484
Retained earnings	4,202,183	5,681,403
Total Shareholders' Equity	8,169,270	9,565,954
Total Liabilities and Shareholders' Equity	$21,281,465	$21,732,592
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
Revenues:
Sales of health and beauty aid products - net	$7,055,399	$7,807,019	$20,674,878	$24,650,057
Other income	24,274	210,242	32,544	454,785
Total Revenues	7,079,673	8,017,261	20,707,422	25,104,842
Costs and Expenses:
Cost of sales	2,704,117	4,069,779	7,942,917	11,664,448
Selling, general and administrative expenses	2,802,437	2,691,494	8,934,651	9,741,090
Advertising, cooperative and promotional expenses	836,373	1,440,512	3,286,204	4,278,656
Research and development	17,710	107,781	58,340	371,996
Bad debt recovery	(2,356)	(4,462)	(13,467)	(26,802)
Interest expense - related party	438,144	—	1,288,439	—
Interest expense	4,286	551	14,904	2,077
Total Costs and Expenses	6,800,711	8,305,655	21,511,988	26,031,465
Restructuring Costs	(29,507)	24,821	1,467,835	555,343
Total Costs and Expenses	6,771,204	8,330,476	22,979,823	26,586,808
Income (Loss) before Provision for (Benefit from) Income Taxes	308,469	(313,215)	(2,272,401)	(1,481,966)
Provision for (Benefit from) Income taxes	133,389	(114,105)	(733,231)	(544,788)
Income (Loss) Income from Continuing Operations	$175,080	$(199,110)	$(1,539,170)	$(937,178)
Discontinued Operations
(Loss) Income from Operations of Discontinued Brands	(198,402)	1,395,662	88,506	(5,931,449)
(Benefit from) Provision for income taxes	(73,211)	508,441	28,558	(2,180,468)
(Loss) Income from Discontinued Operations	(125,191)	887,221	59,948	(3,750,981)
Net Income (Loss)	$49,889	$688,111	$(1,479,222)	$(4,688,159)

Earnings (Loss) per Share:
Basic
Continuing Operations	$0.02	$(0.03)	$(0.22)	$(0.13)
Discontinued Operations	$(0.02)	$0.13	$0.01	$(0.54)
Income (Loss)	$—	$0.10	$(0.21)	$(0.67)
Diluted
Continuing Operations	$0.02	$(0.03)	$(0.22)	$(0.13)
Discontinued Operations	$(0.02)	$0.13	$0.01	$(0.54)
Income (Loss)	$—	$0.10	$(0.21)	$(0.67)
Weighted Average Common Shares Outstanding
Basic	7,006,684	7,006,684	7,006,684	7,006,684
Diluted	7,006,684	7,006,684	7,006,684	7,006,684
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
Income (Loss) from Continuing Operations	$175,080	$(199,110)	$(1,539,170)	$(937,178)
(Loss) Income from Discontinuing Operations	(125,191)	887,221	59,948	(3,750,981)
Net Income (Loss)	$49,889	$688,111	$(1,479,222)	$(4,688,159)
Unrealized Gain (Loss) on Securities:
Unrealized holding gain arising during the period, net of tax	—	10,329	—	36,888
Less: reclassification adjustment for (gain) included in net income (loss), net of tax	—	(127,124)	—	(219,266)
Comprehensive Income (Loss) (Note 3, Note 11)	$49,889	$571,316	$(1,479,222)	$(4,870,537)
Unrealized holding gain for the quarter ended August 31, 2014 is net of deferred tax expense from unrealized gain of $14,210.
Unrealized holding gain for the nine months ended August 31, 2014 is net of deferred tax expense from unrealized gain of $21,581.
The reclassification adjustment for gain for the quarter ended August 31, 2014 is net of a deferred tax expense of 15,525.
The reclassification adjustment for gain for the nine months ended August 31, 2014 is net of a deferred tax expense of 128,244.

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended August 31,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(1,479,222)	$(4,688,159)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	128,826	257,034
Change in allowance for bad debts	(13,467)	(26,802)
Gain on sale of securities	—	(347,490)
Loss on write off of fixed assets	843,081	24,763
Debt discount amortization	145,638	—
Deferred financing fees amortization	998,592	—
Stock based compensation	82,536	18,900
Deferred income taxes	(699,535)	(2,706,124)
Change in Operating Assets & Liabilities:
(Increase) decrease in accounts receivable	(1,679,535)	972,401
Decrease in inventory	1,395,647	2,785,816
Decrease in insurance claim receivable	—	—
(Increase) decrease in prepaid expenses and other receivables	(347,092)	94,768
Decrease in prepaid income and refundable income tax	436,832	3,293
(Increase) decrease in other assets	(430,544)	8,000
(Decrease) increase in accounts payable and accrued liabilities	(1,470,576)	766,591
Increase in other liabilities	174,915	—
Net Cash Used in Operating Activities	(1,913,904)	(2,837,009)
Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(106,398)	(64,357)
Proceeds from sale of property, plant and equipment	—	2,925
Purchase of marketable securities	—	(424,838)
Proceeds from sale and maturity of investments	—	1,170,909
Net Cash (used in) provided by Investing Activities	(106,398)	684,639
Cash Flows from Financing Activities:
Proceeds from line of credit - related party	2,100,000	—
Payments for capital lease obligations	(4,421)	(5,589)
Net Cash Provided by (Used in) Financing Activities	2,095,579	(5,589)
Net Increase (Decrease) in Cash	75,277	(2,157,959)
Cash and Cash Equivalents at Beginning of Period	241,621	3,199,020
Cash and Cash Equivalents at End of Period	$316,898	$1,041,061
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$169,704	$2,077
Income taxes	$—	$184
See Notes to Consolidated Financial Statements

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three and nine month periods ended August 31, 2015 are not necessarily indicative of the results that may be expected for the entire year ended November 30, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2014. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable:
Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowance for cooperative advertising and reserves for returns which are anticipated to be taken as credits against the balances as of August 31, 2015. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.
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
Depreciation and amortization are provided utilizing the straight-line method over the following estimated useful lives or lease terms of the assets, whichever is shorter:

Machinery and equipment	5-7 Years
Furniture and fixtures	3-10 Years
Tools, dies and masters	3 Years
Transportation equipment	5 Years
Leasehold improvements	Remaining life of the lease (4 years 9 months)
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
Long-Lived Assets:
Long-lived assets are assets in which the Company has an economic benefit for longer than twelve months from the date of the financial statement. Long-lived assets include property and equipment, intangible assets and other assets. The Company evaluates impairment losses on long-lived assets used in operations when events and circumstances indicate that the asset might be impaired. If the review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to its fair value. Fair value will be determined based on discounted cash flows or appraisals. Impairments are recorded in the statement of operations as part of selling, general and administrative expenses. No impairments were recorded in the nine months ended August 31, 2015 and 2014.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition: (See also Cooperative Advertising)
The Company recognizes sales in accordance with ASC Topic 605 “Revenue Recognition”. Revenue is recognized upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Included in sales incentives are coupons that the Company issues that are redeemed by its customers. Redemptions are handled by a coupon national clearing house. The Company also has estimated that there is an approximate six week lag in coupon redemptions, with the estimated cost recorded as an accrued liability. Although no legal right of return exists between the customer and the Company, returns, including return of unsold products, are accepted if it is in the best interests of the Company's relationship with the customer. The Company, therefore, records a reserve for returns based on the historical returns as a percentage of sales in the five preceding months and specific reserve based on customer circumstances and product circumstances. Those returns which are anticipated to be taken as credits against the balances as of August 31, 2015 are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Changes in the estimated coupon reserve and sales return reserve are recorded to Sales of health and beauty aid products - net, in the Consolidated Statement of Operations.
Cooperative Advertising:
Cooperative advertising is accrued based on a combination of new contracts given to the customers in the current fiscal year, along with what is left open from prior years. Specific new contracts in the current fiscal year are identified as sales incentives (see sales incentives) and those contracts reduce revenues for the current period. The open balances for all years open are reduced throughout the year by either the customer advertising and submitting the proof according to the contract or by customer post audit adjustments that finalize any amount due. Any item open more than three years is closed unless management believes that a deduction may still be taken by the customer. The portion of cooperative advertising recorded as sales incentives was reduced by $670,513 in the first nine months of fiscal 2015 to close out cooperative advertising for fiscal year 2012 and cancel coop contract for fiscal year 2013 and 2014 relating to changes in estimates of amounts previously recorded and $600,000 for the same period in 2014. The balance of the remaining open cooperative advertising is allocated between accrued liabilities and the allowance for cooperative advertising based the customer's open accounts receivable balance.
Sales Incentives:
The Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expense. These accounting adjustments do not affect net income (loss).
Shipping Costs:

The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. Shipping costs included for the three months ended August 31, 2015 and August 31, 2014 were $158,878 and $207,357, respectively. Shipping costs included for the nine months ended August 31, 2015 and 2014 were $505,557 and $862,254, respectively.
Advertising Costs:
The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the three months ended August 31, 2015 and August 31, 2014 were $836,373 and $1,440,512, respectively. Advertising, cooperative and promotional expenses for the nine months ended August 31, 2015 and 2014 were $3,286,204 and $4,278,656, respectively.
Research and Development Costs:
The Company's policy for financial reporting is to charge research and development costs to expense as incurred. Research and development costs for the three months ended August 31, 2015 and August 31, 2014 were $17,710 and $107,781, respectively. Research and development costs for the nine months ended August 31, 2015 and 2014 were $58,340 and $371,996, respectively.

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

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of August 31, 2015 and November 30, 2014. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
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
Recent Accounting Pronouncements:
    In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-11 which requires that inventory be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predicable costs. The update is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016. Management has not evaluated as of yet whether the application of ASU 2015-11 would have a material impact on the Company's financial position or results of operations.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In August 2015, the FASB issued Accounts Standards Update No. 2015-14. The Company previously reported that in May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers". This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of good or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Accounting Standards Update No. 2015-14 amends the effective date to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the impact of adopting ASU 2015-14 and 2014-09 on our consolidated financial statements and related disclosures.
In August 2015, the FASB issued Accounts Standards Update No. 2015-15 regarding the imputation of interest associated with debt issuance costs and the measurement of debt issuance costs related to line-of-credit arrangements. This update is a modification of ASU 2015-03, adding SEC staff comments, and is effective for fiscals years, and the interim periods within those years, beginning after December 15, 2015. Management does not believe that the application of ASU 2015-15 will have a material impact on the Company's financial position or results of operation.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 - INVENTORIES
The components of inventory consist of the following:

	August 31, 2015	November 30, 2014
Raw materials	$1,352,380	$2,408,220
Finished goods	2,433,463	2,773,270
	$3,785,843	$5,181,490
At August 31, 2015 and November 30, 2014, the Company had a reserve for obsolescence of $347,558 and $992,296, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	August 31, 2015	November 30, 2014
Furniture and equipment	465,207	672,477
Tools, dies and masters	460,692	449,862
Transportation equipment	16,538	16,538
Capitalized lease obligations	41,326	41,326
Leasehold improvements	35,017	1,054,365
	$1,018,780	$2,234,568
Less: Accumulated depreciation	775,394	1,125,968
Property and Equipment—Net	$243,386	$1,108,600
Depreciation expense for the three months ended August 31, 2015 and August 31, 2014 amounted to $23,745 and $78,903, respectively. Depreciation expense for the nine months ended August 31, 2015 and 2014 were $128,535 and $241,705, respectively. The Company moved in April 2015 from its facility in East Rutherford, New Jersey to new offices in Ridgefield Park, New Jersey. As a result, the Company wrote off $714,138 of leasehold improvements pertaining to the East Rutherford facility in the second quarter of fiscal 2015. In addition, the Company wrote off $128,943 of furnishings and equipment that were not needed in the new facility. See Note 13 - Restructuring for further information.

NOTE 6 - INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for eleven product lines.

	August 31, 2015	November 30, 2014
Patents and trademarks	$800,293	$800,293
Less: Accumulated amortization	145,744	145,453
Intangible Assets - Net	$654,549	$654,840

Patents are amortized on a straight-line basis over their legal life of 17 years. Trademarks have an indefinite life and are reviewed annually for impairment or more frequently if impairment indicators occur. Amortization expense for the three months ended August 31, 2015 and 2014 amounted to $97 and $5,110, respectively. Amortization expense for the nine months ended August 31, 2015 and 2014 were $291 and $15,329, respectively. Estimated amortization expenses for the years ending November 30, 2015, 2016, 2017, 2018 and 2019 are $388, $388, $388, $388 and $376, respectively.

NOTE 7 - ACCRUED EXPENSES
The following items which exceeded 5% of total current liabilities are included in accrued expenses as of:

	August 31, 2015	November 30, 2014
Co-operative advertising	$1,989,590	$2,368,808
Restructuring Costs	$844,296	$1,043,897
Accrued returns	$600,384	$653,855

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - OTHER INCOME
Other income consists of the following:

	Three Months Ended August 31,		Nine Months Ended August 31
	2015	2014	2015	2014
Interest and dividend income	$47	$4,747	$246	$17,955
Realized gain on sale of securities	—	201,465	—	347,490
Royalty income	3,000	3,230	9,000	9,230
Miscellaneous	21,227	800	23,298	80,110
Total Other Income	$24,274	$210,242	$32,544	$454,785
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
The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of August 31, 2015 and August 31, 2014. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were penalties and related interest of $0 for the nine months ended August 31 2015, and $586 for the nine months ended August 31 2014. Penalties are recorded in selling, general and administrative expenses.
The charitable contributions portion of the deferred tax asset and the loss carry forward as of August 31, 2015 has $337,838 and $9,493,327, respectively, that has been reclassified as a long-term asset, based on an estimate of the amount that will be realizable in periods greater than twelve months from August 31, 2015.

At August 31, 2015 and November 30, 2014, respectively, the Company had temporary differences arising from the following:

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	August 31, 2015
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term Asset
Depreciation	$(1,135,934)	$(419,201)	$—	$(419,201)
Reserve for bad debts	7,635	2,817	2,817	—
Reserve for returns	328,205	121,120	121,120	—
Reserve for obsolete inventory	347,558	128,262	128,262	—
Vacation accrual	109,528	40,420	40,420	—
Accrued bonus	222,000	81,927	81,927
Charitable contributions	1,101,720	406,575	68,737	337,838
Section 263A costs	76,942	28,395	28,395	—
Loss carry forward	27,587,233	10,180,700	687,373	9,493,327
Net deferred tax asset (liability)		$10,571,015	$1,159,051	$9,411,964

	November 30, 2014
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term (Liability)
Depreciation	$(685,154)	$(252,883)	$—	$(252,883)
Reserve for bad debts	25,124	9,272	9,272	—
Reserve for returns	2,942,544	1,085,907	1,085,907	—
Reserve for obsolete inventory	608,504	224,560	224,560	—
Vacation accrual	148,751	54,895	54,895	—
Charitable contributions	1,100,940	406,287	132,853	273,434
Section 263A costs	128,079	47,266	47,266	—
Loss carry forward	22,933,333	8,296,176	1,328,532	6,967,644
Net deferred tax asset (liability)		$9,871,480	$2,883,285	$6,988,195

Income tax (benefit) expense is made up of the following components:

	Three Months Ended		Nine Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Continuing Operations
Current tax - Federal	$—	$—	$—	$—
Current tax - State & Local	(9,165)	2,000	(5,138)	6,000
Deferred tax	142,554	(116,105)	(728,093)	(550,788)
Tax - Continuing Operations	$133,389	$(114,105)	$(733,231)	$(544,788)
Discontinued Operations
Current tax - Federal	—	—	—	—
Current tax - State & Local	—	—	—	—
Deferred tax	(73,211)	508,441	28,558	(2,180,468)
Tax - Discontinued Operations	$(73,211)	$508,441	$28,558	$(2,180,468)

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Prepaid and refundable income taxes are made up of the following components:

Prepaid and refundable income taxes	Federal	State & Local	Total
August 31, 2015	$—	$16,766	$16,766
November 30, 2014	$167,075	$286,523	$453,598

A reconciliation of the provision for (benefit from) income taxes computed at the statutory rate to the effective rate for the three months ended August 31, 2015, and August 31, 2014 is as follows:

	Three Months Ended		Three Months Ended
	August 31, 2015		August 31, 2014
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Continuing Operations
(Benefit from) provision for income taxes at federal statutory rate	$104,879	34.00%	$(106,493)	34.00%
Changes in provision (benefit) for income taxes resulting from:
State income taxes, net of federal income tax benefit	8,946	2.90%	(9,083)	2.90%
Non-deductible expenses and other adjustments	19,564	6.34%	1,471	(0.47)%
(Benefit from) provision for income taxes at effective rate	133,389	43.24%	(114,105)	36.43%
Discontinued Operations
Provision for (benefit from) income taxes at federal statutory rate	$(67,457)	34.00%	$474,525	34.00%
Changes in benefit from income taxes resulting from:
State income taxes, net of federal income tax benefit	(5,754)	2.90%	40,474	2.90%
Non-deductible expenses and other adjustments	—	—%	(6,558)	(0.47)%
Provision for (benefit from) income taxes at effective rate for Discontinued Operations	$(73,211)	36.90%	$508,441	36.43%
Total benefit from income taxes at effective rate	$60,178	54.67%	$394,336	36.43%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended		Nine Months Ended
	August 31, 2015		August 31, 2014
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Continuing Operations
Benefit from income taxes at statutory rate	$(772,616)	34.00%	$(503,868)	34.00%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	(65,900)	2.90%	(42,977)	2.90%
Non-deductible expenses and other adjustments	105,285	(4.63)%	2,057	(0.14)%
Benefit from income taxes at effective rate	$(733,231)	32.27%	(544,788)	36.76%

Discontinued Operations
Provision for (benefit from) income taxes at federal statutory rate	$30,092	34.00%	$(2,016,693)	34.00%
Changes in (benefit) provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	2,567	2.90%	(172,012)	2.90%
Non-deductible expenses and other adjustments	(4,101)	(4.63)%	8,237	(0.14)%
Provision for (benefit from) income taxes at effective rate	$28,558	32.27%	$(2,180,468)	36.76%
Total benefit from income taxes at effective rate	$(704,673)	32.27%	$(2,725,256)	36.76%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCK-BASED COMPENSATION

On June 15, 2005, the shareholders approved an amended and Restated Stock Option Plan amending the 2003 Stock Option Plan (the “Plan”). The Plan authorizes the issuance of up to one million shares of common stock (subject to customary adjustments set forth in the plan) pursuant to equity awards, which may take the form of incentive stock options, nonqualified stock options restricted shares, stock appreciation rights and/or performance shares. The plan expired in April, 2015. On August 13, 2015, the shareholders approved the 2015 CCA Industries, Inc. Incentive Plan (the "2015 Plan"). The 2015 Plan authorizes the issuance of up to 700,000 shares of common stock (subject to customary adjustments set forth in the plan) pursuant to equity awards, which may take the form of incentive stock options, nonqualified stock options, stock appreciation rights and/or restricted stock.
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
On January 5, 2015, the Company granted incentive stock options under the Plan for 175,000 shares to eight Company employees, including Richard Kornhauser, the Company's Chief Executive Officer for 100,000 shares and Stephen Heit, the Company's Chief Financial Officer for 35,000 shares. All options were granted at $3.48 per share. The closing price of the Company's stock on the date of grant was $3.48 per share. The options vest in equal 20% increments commencing on January 5, 2015, and for each of the four subsequent anniversaries of such date. The options expire on January 5, 2024. The Company has estimated the fair value of the options granted to be $297,834 as of the grant date, which amount shall be amortized as an expense over a five year period. The Company recorded a charge against earnings in the amount of $23,897 for the three months ended August 31, 2015 and $8,100 for the three months ended August 31, 2014 in for all outstanding stock options granted. The Company recorded a charge against earnings in the amount of $82,536 for the nine months ended August 31 2015 and $18,900 for the nine months ended August 31 2014 in for all outstanding stock options granted.
A summary of stock option activity for the Company is as follows:

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding at November 30, 2013	—	—	0	—
Granted	137,000	$3.40	5.4	—
Exercised	—	—	—	—
Canceled or Forfeited	—	—	—	—
Outstanding at November 30, 2014	137,000	$3.40	5.4	—
Granted	175,000	$3.48	9.6	—
Exercised	—	—		—
Canceled or Forfeited	—	—	—	—
Outstanding at February 28, 2015	312,000	$3.45	7.6	—
Granted	—	—	0	—
Exercised	—	—	—	—
Canceled or Forfeited	—	—	—	—
Outstanding at May 31, 2015	312,000	$3.45	7.4	—
Granted	—	—	0	—
Exercised	—	—	—	—
Canceled or Forfeited	—	—	—	—
Outstanding at August 31, 2015	312,000	$3.45	7.4	—

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

	Three Months Ended		Nine Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31 2014
Net income (loss) available for common shareholders	$49,889	$688,111	$(1,479,222)	$(4,688,159)
Weighted average common shares outstanding-Basic	7,006,684	7,006,684	7,006,684	7,006,684
Net effect of dilutive stock options	—	—	—	—
Weighted average common shares and common shares equivalents—Diluted	7,006,684	7,006,684	7,006,684	7,006,684

Earnings (Loss) per Share:
Basic
Continuing Operations	$0.02	$(0.03)	$(0.22)	$(0.13)
Discontinued Operations	$(0.02)	$0.13	$0.01	$(0.54)
Income (Loss)	$—	$0.10	$(0.21)	$(0.67)

Diluted
Continuing Operations	$0.02	$(0.03)	$(0.22)	$(0.13)
Discontinued Operations	$(0.02)	$0.13	$0.01	$(0.54)
Income (Loss)	$—	$0.10	$(0.21)	$(0.67)

For the three and nine month periods ended August 31, 2015, there were 1,892,744 of shares underlying an outstanding warrant and 312,000 shares underlying previously issued stock options that were excluded from diluted loss per share because the effects of such shares were anti-dilutive.

For the three and nine month periods ended August 31, 2014, there were 100,000 shares underlying previously issued stock options that were excluded from diluted loss per share because the effect of such shares were anti-dilutive.

NOTE 13 - RESTRUCTURING
On January 20, 2014, the Company announced that its Board of Directors had approved management’s plan to restructure the Company’s operations, and enter into a key business partnership with The Emerson Group, a premier sales and marketing company located in Wayne, Pennsylvania. As part of this change, the Company has outsourced to Emerson certain sales and administrative functions effective February 1, 2014. In addition, warehousing and shipping was outsourced to Ozburn-Hessey Logistics "OHL", one of the largest integrated global supply chain management companies in the United States. The Company’s inventory was moved to an OHL-managed facility in Indianapolis, Indiana and shipping commenced from there as of the week of February 3, 2014. A key benefit of the outsourcing move is that it shifted a substantial portion of the Company’s current fixed costs into a variable cost structure moving forward which can ultimately help keep expenses in better alignment with any future revenue generated by its brands. As a result of the outsourcing, the Company will have reduced its work force from 97 to 21 employees when complete. As of August 31, 2015, the Company's workforce has been reduced to 19 employees. As of August 31, 2015, there

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

were unpaid severance costs of $844,296 which is recorded as an accrued expense on the Company's consolidated balance sheet. As of November 30, 2014, accrued restructuring costs were $1,043,897.
Restructuring charges related to the termination of employees during the quarter were reduced by $29,507 during the three months ending August 31, 2015. For the nine months ended August 31, 2015, total restructuring changes for the Company was $1,467,835. The Company made payments of $71,459 for the three months ended August 31, 2015 and $291,522 for the nine months ended August 31, 2015 related to the termination of employees during the quarter. This unpaid balance will be paid out during the balance of Fiscal 2015 and Fiscal 2016.
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
The following table summarizes those components of the statement of operations for discontinued brands, which contains additional returns due to the finalization of the reserve for returns and allowances and notification that certain co-op programs did not occur leading to the cancellation of specific contracts for this product for the three months ended August 31, 2015 and 2014 and for the nine months ended August 31, 2015 and 2014 :

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended August 31,			Three Months Ended August 31,
	2015			2014
	Mega	GP	Total	Mega	GP	Total
Net Sales	$—	$(198,402)	$(198,402)	$1,069,946	$385,028	$1,454,974

Income before Provision for
Income Taxes	—	(198,402)	(198,402)	1,514,597	(118,934)	1,395,663

Provision for Income Tax	—	(73,211)	(73,211)	551,769	(43,328)	508,441

Net Income (Loss)	$—	$(125,191)	$(125,191)	$962,828	$(75,606)	$887,222

Earnings (loss) per Share:
Basic	$—	$(0.02)	$(0.02)	$0.14	$(0.01)	$0.13
Diluted	$—	$(0.02)	$(0.02)	$0.14	$(0.01)	$0.13

Weighted average shares outstanding
Basic	7,006,684	7,006,684	7,006,684	7,006,684	7,006,684	7,006,684
Diluted	7,006,684	7,006,684	7,006,684	7,006,684	7,006,684	7,006,684

	Nine Months Ended August 31,			Nine Months Ended August 31,
	2015			2014
	Mega	GP	Total	Mega	GP	Total
Net Sales	$—	$88,506	$88,506	$250,140	$(2,340,938)	$(2,090,798)

Income before Provision for
Income Taxes	—	88,506	88,506	(1,458,009)	(4,473,440)	$(5,931,449)

Provision for Income Tax	—	28,558	28,558	(535,981)	(1,644,487)	$(2,180,468)

Net Income (Loss)	$—	$59,948	$59,948	$(922,028)	$(2,828,953)	$(3,750,981)

Earnings (loss) per Share:
Basic	$—	$0.01	$0.01	$(0.13)	$(0.40)	$(0.54)
Diluted	$—	$0.01	$0.01	$(0.13)	$(0.40)	$(0.54)

Weighted average shares outstanding
Basic	7,006,684	7,006,684	7,006,684	7,006,684	7,006,684	7,006,684
Diluted	7,006,684	7,006,684	7,006,684	7,006,684	7,006,684	7,006,684
The activity for Gel Perfect for the quarter is due to finalization of the reserve for returns and allowances and notification that certain programs did not occur leading to the cancellation of specific contracts for this product.

NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
David Edell served as a director during fiscal 2014 until September 5, 2014. Ira Berman is a former director. On September 5, 2014, the Company entered into Separation Agreements with David Edell and Ira Berman, (the “Founders”) whereby they are no longer required to perform any consulting services pursuant to their Amended and

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restated Employment Agreements. The Company was required per the Separation Agreements to make an additional payment of $200,000 in the aggregate to the Founders by October 1, 2015 and pay $794,620 in the aggregate in fifteen equal monthly installments of $25,000 commencing on October 3, 2014. The Company, Mr. Edell and Mr. Berman agreed to defer the $200,000 payment until October 1, 2016. In addition, as of August 31, 2015, the Company owed $345,828 in the aggregate to Mr. Edell and Mr. Berman. This amount is being paid at the rate of $25,000 per month until fully paid.
On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. Capital Preservation Solutions, LLC is owned by Lance Funston, who also is the managing partner of Capital Preservations Holdings, LLC which owns common stock and all of the Company's Class A common stock. Contemporaneously with the signing of the Agreement, the Company issued a Warrant to Purchase Common Stock (the “Warrant”) to Capital whereby Capital may acquire upon exercise of the Warrant 1,892,744 shares of the Company’s Common Stock. The Warrant may be exercised in whole or in part at any time during the exercise period which is five years from the date of the Warrant. The Warrant bears a purchase price of $3.17 per share, subject to adjustments. The working capital line of credit and term loan have been recorded on the consolidated balance sheet as of August 31, 2015 as from a related party. Interest and amortized financing costs in the amount of $438,144 for three months ended August 31, 2015 and $1,288,439 for nine months ended August 31, 2015 for was incurred to Capital and is recorded on the consolidated statement of operations for the year ended August 31, 2015 as interest expense to a related party.
The Company also signed an agreement in December 2014 with Funston Media Management Services, Inc., which is owned by Lance Funston. The agreement provides for Funston Media Management Services, Inc. to provide consumer advertising purchasing services and brand management for a fee equal to 7.5% of the advertising costs plus a monthly retainer of $15,000 per month. The agreement ends on November 19, 2015. The Company incurred costs in the amount of $0 for three months ended August 31, 2015 and $190,240 for the nine months ended August 31, 2015.

NOTE 16 – SUBSEQUENT EVENTS
In September 2015, the Company signed a proposal with CNH Finance, Inc. for a $5,500,000 working capital line of credit. The proposed working capital line is for a three year term, with an interest rate of 6.0% plus 30 day LIBOR (currently 0.21%). The Company paid a deposit of $25,000 to CNH Finance, Inc. for due diligence costs. The agreement is subject to the completion of satisfactory due diligence and customary documentation. The Company anticipates that the working capital line will be funded in November 2015, with an initial draw of $3,700,000 in order to pay the outstanding balance due to Capital Preservation Solutions, LLC for the working capital and term loan provided.

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
Overview
For the three months ended August 31, 2015, the company had a net income from continuing operations of $175,080, and earnings per share, basic and fully diluted of $0.02 as compared to a net loss from continuing operations of $199,110, and loss per share, basic and fully diluted of $0.03 for the same period in fiscal 2014. For the three months ended August 31, 2015, the Company had net loss from discontinued operations of $125,191, and loss per share, basic and fully diluted of $0.02 as compared to a net income of $887,221, and earnings per share, basic and fully diluted, of $0.13 for the same period in fiscal 2014. The total of continuing and discontinued operations for the three months ended August 31, 2015 was net income of $49,889 compared to net income of $688,111 for the same period ended August 31, 2014. The total earnings per share, basic and fully diluted was $0.00 for the three months ended August 31, 2015 compared to earnings per share, basic and fully diluted of $0.10 for the same period ended August 31, 2014. As of August 31, 2015, the Company had $10,198,156 in current assets and $9,268,757 in current liabilities. The Company had decided to discontinue the Gel Perfect brand in the second quarter 2014 and sold the Mega-T brand in the third quarter of fiscal 2014. Accordingly, the Company has shown the results of operations pertaining to the Gel Perfect and Mega-T brands as Discontinued Operations in the Consolidated Statement of Operations for the three months ended August 31, 2015 and August 31, 2014.
The Company continues to reduce personnel as part of its restructuring plan. As of August 31, 2015 the Company had reduced its work force to 19 full-time employees. The Company plans on reducing its work force further by the end of the 2015 fiscal year. Severance costs as a result of the reduction in work force are recorded as a restructuring expense. The Company recorded a restructuring recovery from severance costs of $29,507 in the third quarter of fiscal 2015, and $1,467,835 for nine months ended August 31, 2015.
Operating Results for the Three Months Ended August 31, 2015
For the three months ended August 31, 2015, the Company had total revenues of $7,079,673 and a net profit from continuing operations of $175,080 after a tax provision of $133,389 and loss from discontinuing operations of $125,191 after a tax benefit of $73,211 for a total net income of $49,889. For the same three month period in 2014, total revenues were $8,017,261 and a net loss from continuing operations of $199,110 after a tax benefit of $114,105 and net profit from discontinuing operations of $887,221 after a tax provision of $508,441 for a total net income of $688,111. The basic and fully diluted earnings per share from continuing operations was $0.02 and a net loss of $0.02 per share for discontinuing operations for the third quarter of fiscal 2015 as compared to a net loss of $0.03 per share for continuing operations and a net earnings of $0.13 per share for discontinuing operations for the third quarter of fiscal 2014. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the third quarter of fiscal 2015 were reduced by $687,477, comprised of cooperative advertising recorded as sales incentives of $662,162 and IRC coupons of $25,315. The $662,162 was offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense. In the same period of the prior year, net sales were reduced by $815,363, comprised of cooperative advertising recorded as sales incentives of $735,164 and IRC coupons of $80,199 and trade promotion was offset by an equal reduction of that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income (loss).
The Company’s net sales of health and beauty aid products decreased $751,620 to $7,055,399 for the three months ended August 31, 2015 from $7,807,019 for the three months ended August 31, 2014, a decrease of (9.6)%. Sales returns and allowances, not including sales incentives, were 6.5% of gross sales or $521,475 for the three months ended

August 31, 2015 as compared to 10.5% or $1,000,681 for the same period last year. Sales returns and allowances were lower in the third quarter of fiscal 2015 due to an adjustment in the accounts receivable reserve as a result of the discontinuance of the Gel Perfect nail polish brand. Sales incentives consist of co-operative advertising along with the Company’s retail partners and coupons. The co-operative was $687,477, which decreased by $225,538 in the third quarter 2015 as compared to $815,363 in the same period in 2014, mainly related to changes in estimates of amounts previously recorded. The cost of the coupons issued by the Company was $25,315 for the third quarter 2015 as compared to $80,199 for the same period in 2014. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.
The Company’s net sales, by category, for the third quarter 2015 as compared to the same quarter 2014 were:

	Three Months Ended August 31,
	2015		2014
Category	Net Sales	%TTL	Net Sales	%TTL
Skin Care	$4,013,194	57.0%	$3,842,296	49.1%
Oral Care	2,002,498	28.4%	2,234,621	28.5%
Nail Care	611,477	8.7%	1,151,626	14.8%
Miscellaneous	112,859	1.6%	143,656	1.8%
Analgesic	27,753	0.3%	96,078	1.2%
Hair	166	—%	14,181	0.2%
Fragrance	287,452	4.0%	324,561	4.4%
Total Continued Operations	$7,055,399	100%	$7,807,019	100.0%
Net sales were affected by the following factors:

•
Net sales of skin care products increased $170,898 for the three months ended August 31, 2015, as compared to the same period in 2014. The increase in net sales was due to less returns and allowances for this period despite lower gross sales.

•
Net sales of oral care products decreased $232,123 for the three months ended August 31, 2015 as compared to the same period in fiscal 2014. Gross sales were lower due to lower sales of toothpaste. Returns and allowance were approximately the same when comparing the two periods.

•
Net sales of nail care products decreased $540,149 for the three months ended August 31, 2015 as compared to the same period in fiscal 2014. The net sales decreased due to lower gross sales as a result of decreased distribution.

Gross profit margins increased to 61.7% for the three months ended August 31, 2015 from 47.9% for the same period in fiscal 2014. The gross margin was lower for the three months ended August 31, 2014 due to close out sales of discontinued product and write offs of obsolete inventory during that period.
Selling, general and administrative expenses for the three months ended August 31, 2015 were $2,802,437 as compared to $2,691,494 for the three months ended August 31, 2014, an increase of $110,943. The increase in expenses comprised a number of smaller expense categories.
Advertising, cooperative and promotions expenses for the three months ended August 31, 2015 were $836,373 as compared to $1,440,512 for the three months ended August 31, 2014. The decreased expense of $604,139 was mainly comprised of decreased media spending and commercial costs. The Company advertised primarily the Nutra Nail, Sudden Change, Bikini Zone and Plus White brands.

Research and development costs decreased to $17,710 in the third quarter of fiscal 2015 as compared to $107,781 for the same period in fiscal 2014. The decrease was due to the outsourcing of the Company's product development efforts and the reduction in personnel.
The income before provision for income taxes was $308,469 for the quarter ended August 31, 2015 from continuing operations, and the provision for income tax from continuing operations was $133,389.
The Company, as previously disclosed, discontinued the Gel Perfect nail color brand in the second quarter of fiscal 2014 and sold the Mega-T dietary supplement brand in the third quarter of fiscal 2014. Accordingly, the Company has recorded the results of the operations of both brands as discontinued operations in the consolidated statements of operations. The components of discontinued operations for the three months ended August 31, 2015 and 2014 were:

	Three Months Ended
	August 31, 2015	August 31, 2014
Revenues:
Sales of health and beauty-aid products-net	$(198,402)	$1,454,974
Total revenues	(198,402)	1,454,974
Costs and Expenses:
Cost of sales	—	794,249
Selling, general and administrative expenses	—	(1,463,741)
Advertising, cooperative and promotions	—	728,804
Total expenses	—	59,312
Loss before provision for income taxes	(198,402)	1,395,662
Benefit from income taxes	(73,211)	508,441
Loss from Discontinued Operations	$(125,191)	$887,221
The provision for income tax had an effective rate for the third quarter of fiscal 2015 of 43.2% as compared to a tax benefit at an effective rate 36.4% of the net loss before tax for the same period in fiscal 2014. The rate was lower in the third quarter of fiscal 2014 due to changes in the permanent tax differences that the Company recorded.
Comprehensive income, including continuing and discontinued operations, was $49,889 for the quarter ended August 31, 2015 as compared to comprehensive income of $571,316 for the quarter ended August 31, 2014. There were no further adjustments, as the Company did not have any investments during the third quarter of fiscal 2015.

OPERATING RESULTS FOR THE NINE MONTHS ENDED AUGUST 31, 2015
For the nine months ended August 31, 2015, the Company had total revenues of $20,707,422 and a net loss from continuing operations of $1,539,170 after a tax benefit of $733,231. For the same nine month period in 2014, total revenues were $25,104,842 and net loss from continuing operations of $937,178 after a tax benefit of $544,788. The basic and fully diluted loss per share from continuing operations was $0.22 for the first nine months ended August 31, 2015 as compared to a loss of $0.13 per share for the first nine months of fiscal 2014. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the nine month ended August 31, 2015were reduced by $1,918,639 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense. In the same period of the prior year, net sales were reduced by $2,570,805 and trade promotion was offset by an equal reduction of that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income (loss). Trade promotional expenses for 2015 are significantly lower due to total of $225,538 relating to changes in estimates of amounts previously recorded in the third quarter. An additional adjustments made this year that had the effect of increasing net income was $444,109 expense decrease for the write off of 2012 open contracts in the first quarter 2015.
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
The Company’s net sales of health and beauty aid products decreased $3,975,179 to $20,674,878 for the nine months ended August 31, 2015 from $24,650,057 for the nine months ended August 31, 2014, a decrease of 16.1%. Included in net sales are the cost of sales incentives which consist of co-operative advertising with the Company’s retail partners and coupons. The amount of cooperative advertising included in sales incentives decreased by $652,166 to $1,918,639 in the nine months ended August 31, 2015 as compared to $2,570,805 in the same period in 2014. The cost of the coupons issued by the Company was $89,350 for the nine months ended August 31, 2015 as compared to $408,184 for the same period in 2014. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.
The Company’s net sales by category for the nine months ended August 31, 2015 as compared to the same period in 2014 were:

	Nine Months Ended August 31,
	2015		2014
Category	Net Sales	%TTL	Net Sales	%TTL
Skin Care	$10,764,365	52.1%	$11,723,854	47.6%
Oral Care	6,736,275	32.6%	7,981,693	32.4%
Nail Care	2,150,889	10.4%	3,242,836	13.2%
Fragrance	643,862	3.1%	1,021,380	4.1%
Miscellaneous	249,209	1.2%	378,527	1.5%
Analgesic	130,780	0.6%	267,679	1.1%
Hair	(502)	—%	34,088	0.1%
Total Continued Operations	$20,674,878	100.0%	$24,650,057	100.0%

The following were factors that affected net sales for the nine months ended August 31, 2015:

•	Net sales of skin care products decreased $959,489 for the nine months ended August 31, 2015, as compared to the same period in fiscal 2014 due to lower gross sales.

•	Net sales of oral care products decreased $1,245,418 for the nine months ended August 31, 2015, as compared to the same period in fiscal 2014 due to lower gross sales.

•
Net sales of nail care products decreased $1,091,947 for the nine months ended August 31, 2015, as compared to the same period in fiscal 2014. The net sales decreased due to lower gross sales as a result of decreased distribution.

•
Net sales of the Company’s fragrance products decreased $377,518 for the nine months ended August 31, 2015, as compared to the same period in fiscal 2014. Gross sales decreased due to the timing of orders from our customer overseas.

	Nine Months Ended August 31
	2015	2014
Sales of health and beauty aid products - Net	$20,674,878	$24,650,057
Cost of Sales	7,942,917	11,664,448
Gross Margin	$12,731,961	$12,985,609
	61.6%	52.7%

The gross margin percentage for the nine months ended August 31, 2015 increased to 61.6%, as compared to 52.7% for the same period in 2014. As part of the Company's restructuring program, manufacturing overhead was eliminated that reduced the cost of goods sold for fiscal 2015 and which is expected to reduce further in fiscal 2016. The gross margin for the nine months ended August 31, 2014 was also lower due to close out sales of discontinued product and write offs of obsolete inventory during that period.
Selling, general and administrative expenses decreased to $8,934,651 for the nine months ended August 31, 2015 as compared to $9,741,090 for the same period in 2014, or a decrease of $806,439. The following factors contributed to the decrease:
Commissions decreased $304,181 in the nine months ended August 31, 2015 as compared to the same period in fiscal 2014 due to outsourcing to The Emerson Group, and the elimination of individual brokers.
Shipping costs decreased $356,697 in the nine months ended August 31, 2015 as compared to the same period in fiscal 2014. The decrease was due to decreased sales as well the outsourcing of logistics to OHL which began as of February 1, 2014. The cost of shipping to the Company's customers prior to The Emerson Group outsourcing transaction, averaged approximately 4.8% of gross sales while the OHL shipping costs are estimated to average 1.6% of gross sales.
Advertising expense was $3,286,204 for the nine months ended August 31, 2015 as compared to $4,278,656 for the nine months ended August 31, 2014, The advertising expense was comprised of media spend and commercial costs for the Sudden Change, Plus White, Mega-T and Bikini Zone brands.
The loss before benefit from income taxes was $2,272,401 for the nine months ended August 31, 2015 from continuing operations, and the benefit from income tax from continuing operations was $733,231. The loss before the provision for income tax was $1,481,966 for the nine months ended August 31, 2014 from continuing operations, and the tax benefit from continuing operations was $544,788.
The Company, as previously disclosed, had discontinued the Gel Perfect nail color brand and sold the Mega-T dietary supplement brand, and accordingly has recorded the results of the operations of the brands as discontinued operations in the consolidated statements of operations. The income before benefit from income taxes was $88,506 for the nine months ended August 31, 2015 from discontinued operations, and the provision for income tax was $28,558. The components of discontinued operations for the nine months ended August 31, 2015 and 2014 were:

	Nine Months Ended
	August 31, 2015	August 31, 2014
Revenues:
Sales of health and beauty-aid products-net	$88,506	$(2,090,798)
Total revenues	88,506	(2,090,798)
Costs and Expenses:
Cost of sales	—	8,646,833
Selling, general and administrative expenses	—	(813,574)
Advertising, cooperative and promotions	—	1,006,305
Total expenses	—	8,839,564
Loss before provision for income taxes	88,506	(5,931,449)
Benefit from income taxes	28,558	(2,180,468)
Loss from Discontinued Operations	$59,948	$(3,750,981)

The effective tax rate for the nine months ended August 31, 2015 was 32.3% as compared to 36.8% for the nine months ended August 31, 2014.
Financial Position as of August 31, 2015
As of August 31, 2015, the Company had working capital of $929,399 as compared to $900,826 as of the year ended November 30, 2014. The ratio of total current assets to current liabilities is 1.1 to 1.0 as of August 31, 2015, which is unchanged from November 30, 2014. The Company’s cash position at August 31, 2015 was $316,898, as compared to $241,621 as of November 30, 2014. As of August 31, 2015, there were no dividends declared but not paid.
Accounts receivable as of August 31, 2015 and November 30, 2014 were $3,941,302 and $2,248,301, respectively. The increase in accounts receivable was due to higher gross receivables and a decrease in reserves for returns. Included in net accounts receivable are an allowance for doubtful accounts, a reserve for returns and allowances and a reduction based on an estimate of cooperative advertising that will be taken as credit against payments. The allowance for doubtful accounts was $7,635 and $25,124 for August 31, 2015 and November 30, 2014, respectively. The allowance for doubtful accounts is a combination of specific and general reserve amounts relating to accounts receivable. The general reserve is calculated based on historical percentages applied to aged accounts receivable and the specific reserve is established and revised based on individual customer circumstances.
The reserve for returns and allowances is based on the historical returns as a percentage of sales in the five preceding months and a specific reserve based on customer circumstances and product lines. This allowance decreased to $936,224 as of August 31, 2015 from $3,621,523 as of November 30, 2014. Of this amount, allowances and reserves of $600,384 as of August 31, 2015, which are anticipated to be deducted from future invoices, are included in accrued liabilities.
Gross receivables were further reduced by $497,397 as of August 31, 2015, which was reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against current accounts receivable balances. In addition, accrued liabilities include $1,989,590, which is an estimate of co-operative advertising expense which are anticipated to be deducted from future invoices rather than current accounts receivable.
Inventories were $3,785,843 and $5,181,490, as of August 31, 2015 and November 30, 2014, respectively. The reserve for inventory obsolescence is based on a detailed analysis of inventory movement. The inventory obsolescence reserve decreased to $347,558 as of August 31, 2015 from $992,296 as of November 30, 2014. This decrease was primarily due to the disposal of obsolete inventory during the first and second quarters of fiscal 2015. Changes to the inventory obsolescence reserves are recorded as an increase or decrease to cost of sales.

Prepaid expenses and sundry receivables increased to $978,296 as of August 31, 2015 from $631,204 as of November 30, 2014. The increase was primarily relates to a miscellaneous receivable for funds received in September 2015 for the last week of August 2015 accounts receivable collections.
Prepaid and refundable income taxes decreased to $16,766 as of August 31, 2015, from $453,598 as of November 30, 2014 due to the receipt of income tax refunds.
The amount of deferred income tax reflected as a current asset decreased to $1,159,051 as of August 31, 2015 from $2,883,285 as of November 30, 2014. The $1,724,234 decrease was primarily due to the reallocation from the current asset deferred tax asset to the long deferred tax asset. The amount of deferred income tax recorded as a non-current asset was $9,411,964 as of August 31, 2015. Deferred taxes that the Company estimates will be realized in periods beyond the next twelve months are recorded as a non-current asset.
The Company’s investment in property and equipment consisted mostly of leasehold improvements, office furniture and equipment, and computer hardware and software to accommodate our personnel in addition to tools and dies used in the manufacturing process. The Company acquired $106,398 of additional property and equipment during the nine months of fiscal 2015. The Company also wrote off $714,138 of leasehold improvements for the East Rutherford facility in the second quarter of fiscal 2015, and $128,943 of furniture and fixtures no longer needed, both of which were recorded as restructuring expense. See Note 13 - Restructuring for further information.
Current liabilities are $9,268,757 and $10,738,673, as of August 31, 2015 and November 30, 2014 respectively. Current liabilities at August 31, 2015 consisted of accounts payable and accrued liabilities and short-term capital lease obligations. As of August 31, 2015, there was $2,486,987 of open cooperative advertising commitments, of which $711,817 is from 2015, $1,179,035 is from 2014, and $596,135 is from 2013. Of the total amount of $2,486,987, $497,397 is reflected as a reduction of gross accounts receivables, and $1,989,590 is recorded as an accrued expense. Cooperative advertising is advertising that is run by the retailers in which the Company shares in part of the cost. If it becomes apparent that this cooperative advertising was not utilized, the unclaimed cooperative advertising will be offset against the expense during the fiscal year in which it is determined that it did not run. This procedure is consistent with the prior year’s methodology with regard to the accrual of unsupported cooperative advertising commitments.
The Company’s long-term obligations is a portion of its capitalized leases, which is for certain office and warehouse equipment. The Company has borrowed $2,700,000 from its line of credit as of August 31, 2015 and owed $951,452 on its term loan as of the same date. Please see note 15, Certain Relationships and Related Transactions and note 16, Subsequent Events for further information. The capitalized lease obligation liability decreased to $17,071 as of August 31, 2015 as compared to $22,152 as of November 30, 2014.
Stockholders’ equity decreased to $8,169,270 as of August 31, 2015 from $9,565,954 as of November 30, 2014. The decrease was due to decreases in retained earnings as a result of the year to date loss through the third quarter of fiscal 2015. The Company issued stock options to management employees during the first quarter of fiscal 2015, but none during the second quarter of 2015. The Company had previously issued options in fiscal 2014. The fair value of the stock option grants were estimated on the date of the grant using a Black-Scholes valuation model As a result, $82,536 was recorded as a deferred compensation expense in the first half of fiscal 2015 and additional paid-in capital was increased by the same amount. See note 11, Stock Based Compensation for further information.
The Company's cash flow had $1,913,904 that was used by operating activities during the first nine months of fiscal 2015, as compared to $2,837,009 that was used in operating activities during the same period in fiscal 2014. The lower use of cash for operations for the nine months of fiscal 2015 as compared to the same period in fiscal 2014 was mainly due to the decreased loss in the first nine months of fiscal 2015 as compared to fiscal 2014. In addition, the Company had significant non-cash expenditures reported on the cash flow for the first nine months of fiscal 2015 as a result of the amortization of deferred financing fees from the working capital and term loan financing completed in September 2014. Net cash used by investing activities was $106,398 for the first nine months of fiscal 2015 for the acquisition of equipment, as compared to $684,639 during the same period in fiscal 2014. The Company had proceeds from the sale of investments of $1,170,909 reported as part of investing activity for the first nine months of fiscal 2014. The Company did not have any investments during the first nine months of fiscal 2015. Net cash provided by financing activities during the first nine months of fiscal 2015 was $2,094,658 as compared to $5,589 cash used in financing activities for the same period in fiscal 2014. The increase was due to borrowing $2,100,000 from the Company's line of credit during the first nine months of fiscal 2015.
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
Our primary capital needs are seasonal working capital requirements. As of August 31, 2015, the Company had cash of $316,898. The Company’s long term liabilities as of August 31, 2015, consist of line of credit - related party of $2,700,000, term loan- related party of $951,452 and long-term capitalized lease obligations of $17,071. The Company had borrowings against its line of credit of $2,700,000 and a term loan of $951,452 as of August 31, 2015. The Company previously announced that on September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. The Agreement with Capital expires on December 5, 2015. The Company has signed a proposal for a new working capital line of credit with CNH Finance, Inc. (See Note 16, Subsequent Events for further information). The Company believes that the financing agreement with CNH Finance, Inc., if completed, together with its restructuring plan will provide sufficient cash resources over the next twelve months to support its operations, vendor payments, media and marketing programs. However, if the Company is unable to complete a refinancing of its debt before Capital's Agreement expires on December 5, 2015, then it is possible that it will be in default of its obligations to Capital. The Company at this time expects that it will complete the refinancing in November 2015. Cash used in operations was driven by the increase in accounts receivable as well as the payment of accrued liabilities from fiscal 2014. The reserves are the amounts that the Company estimates will be deducted from future accounts receivable cash remittances from its retail customers. The Company is continuing its work to complete its outsourcing of operations which is expected to result in additional cash flow savings to be realized over future quarters.
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
1 - Reserve for Returns—The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. The estimated reserve is based in part on historical returns as a percentage of gross sales. The current estimated return rate is 6.6% of gross sales. Management estimates that the returns received will be disposed of. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account.

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
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of August 31, 2015 the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control overall financial reporting.

PART II

Item 1A. Risk Factors

The risk factor set forth below supplements the risk factors disclosed in Part I. Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended November 30, 2014 ("2014 Form 10-K"). In addition to this risk factor and other information set forth in this report, you should carefully consider the various risks and uncertainties contained in Part I, "Item 1A. Risk Factors" in the 2014 Form 10-K. Aside from the below risk factor, the Company has not identified any material change to the risk factors described in the 2014 Form 10-K.
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

The Company may experience liquidity problems

The Company is currently in the process of negotiating a line of credit with a potential lender (See Note 15, Subsequent Events for further information). In the event this is unsuccessful, it is possible the Company will not have sufficient cash resources to support its operations, including vendor payments, media and marketing programs. The Company continues to work to reduce its expenses, including completing its outsourcing of certain operations. The reduction in cash requirements as a result of additional expense reduction and outsourcing will be realized in future quarters, though it may not be sufficient in preventing a future liquidity problem in the event that the Company is unable to close on a line of credit.

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 15, 2015

CCA INDUSTRIES, INC.

By:	/s/ STEPHEN A. HEIT
Stephen A. Heit Chief Financial Officer and Chief Accounting Officer, and duly authorized signatory on behalf of Registrant