Form 10-Q
period 2016-02-29
CCA INDUSTRIES INC
filed 2016-04-14
CIK 721447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 14, 2016 there were (i) 6,038,982 shares of the issuer’s common stock, par value $0.01, outstanding; and (ii) 967,702 shares of the issuer’s Class A common stock, par value $0.01, outstanding.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Part I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 29, 2016	November 30, 2015
ASSETS	(Unaudited)
Current assets:
Cash & cash equivalents	$321,676	$509,884
Accounts receivable, net of allowances of $847,987 and $912,688, respectively	2,302,925	2,112,055
Inventories, net of reserve for inventory obsolescence of $604,176 and $821,259, respectively	3,092,169	3,236,802
Prepaid expenses and sundry receivables	700,162	697,097
Prepaid and refundable income taxes	73,834	70,056
Deferred income taxes	2,171,664	2,254,322
Total Current Assets	8,662,430	8,880,216

Property and equipment, net of accumulated depreciation	201,339	205,034
Intangible assets, net of accumulated amortization	434,068	434,166
Deferred financing fees, net of accumulated amortization	355,993	—
Deferred income taxes	9,156,928	9,200,599
Other	430,544	430,544
Total Assets	$19,241,302	$19,150,559

LIABILITIES AND CAPITAL
Current Liabilities:
Accounts payable & accrued liabilities	$7,276,342	$7,645,553
Capital lease obligation - current portion	3,443	9,531
Line of credit	4,485,248	—
Line of credit - related party	—	2,700,000
Term loan - related party	—	1,000,000
Total Current Liabilities	11,765,033	11,355,084

Long term accrued liabilities	662,590	1,242,282
Capitalized lease obligations	2,827	16,199
Long term - other	147,853	147,853
Total Liabilities	12,578,303	12,761,418

Shareholders' Equity:
Preferred stock, $1.00 par, authorized 20,000,000 none issued	—	—
Common stock, $.01 par, authorized 15,000,000 shares, issued and outstanding 6,038,982 and 6,038,982 shares, respectively	60,390	60,390
Class A common stock, $.01 par, authorized 5,000,000 shares, issued and outstanding 967,702 and 967,702 shares, respectively	9,677	9,677
Additional paid-in capital	3,952,370	3,881,882
Retained earnings	2,640,562	2,437,192
Total Shareholders' Equity	6,662,999	6,389,141
Total Liabilities and Shareholders' Equity	$19,241,302	$19,150,559
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	February 29, 2016	February 28, 2015
Revenues:
Sales of health and beauty aid products - net	$4,680,272	$6,952,857
Other income	4,172	4,659
Total Revenues	4,684,444	6,957,516
Costs and Expenses:
Cost of sales	1,814,794	2,318,485
Selling, general and administrative expenses	2,073,975	3,089,758
Advertising, cooperative and promotional expenses	316,906	948,957
Research and development	8,201	40,524
Bad debt expense	810	6,971
Interest expense - related party	3,085	326,905
Interest expense	125,511	92,296
Total Costs and Expenses	4,343,282	6,823,896
Restructuring Costs	—	35,024
Total Costs and Expenses	4,343,282	6,858,920
Income before Provision for Income Taxes	341,162	98,596
Provision for Income taxes	132,222	40,988
Income from Continuing Operations	$208,940	$57,608
Discontinued Operations
(Loss) from Discontinued Operations	(9,096)	—
(Benefit from) income taxes	(3,525)	—
(Loss) from Discontinued Operations	(5,571)	—
Net Income	$203,369	$57,608

Earnings per Share:
Basic
Continuing Operations	$0.03	$0.01
Discontinued Operations	$—	$—
Income	$0.03	$0.01
Diluted
Continuing Operations	$0.03	$0.01
Discontinued Operations	$—	$—
Income	$0.03	$0.01
Weighted Average Common Shares Outstanding
Basic	7,006,684	7,006,684
Diluted	7,047,765	7,155,242
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	February 29, 2016	February 28, 2015
Cash Flows from Operating Activities:
Net Income	$203,369	$57,608
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	20,043	57,402
Change in allowance for bad debts	810	6,971
Debt discount amortization	—	48,547
Deferred financing fees amortization	31,566	332,864
Stock based compensation	70,488	34,741
Deferred income taxes	126,329	38,962
Change in Operating Assets & Liabilities:
(Increase) in accounts receivable	(191,680)	(975,806)
Decrease in inventory	144,634	501,918
(Increase) in prepaid expenses and other receivables	(3,065)	(461,155)
(Increase) decrease in prepaid income and refundable income tax	(3,778)	280,362
(Decrease) in accounts payable and accrued liabilities	(948,904)	(1,390,335)
Net Cash (Used in) Operating Activities	(550,188)	(1,467,921)
Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(16,750)	(5,050)
Proceeds from sale of property, plant and equipment	500	—
Net Cash (used in) Investing Activities	(16,250)	(5,050)
Cash Flows from Financing Activities:
Proceeds from line of credit - related party	—	1,500,000
Payment on line of credit - related party	(2,700,000)	—
Payments on tern loan - related party	(1,000,000)	—
Proceeds from line of credit, net	4,485,248	—
Payment of deferred financing fees	(387,559)	—
Payments for capital lease obligations	(19,459)	(1,933)
Net Cash Provided by Financing Activities	378,230	1,498,067
Net (Decrease) Increase in Cash	(188,208)	25,096
Cash and Cash Equivalents at Beginning of Period	509,884	241,621
	$321,676	$266,717
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$97,030	$615
Income taxes	$6,146	$500
See Notes to Consolidated Financial Statements

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three month periods ended February 29, 2016 are not necessarily indicative of the results that may be expected for the entire year ended November 30, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2015. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

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
Accounts Receivable:
Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowance for cooperative advertising and reserves for returns which are anticipated to be taken as credits against the balances as of February 29, 2016. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.
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
Depreciation and amortization are provided utilizing the straight-line method over the following estimated useful lives or lease terms of the assets, whichever is shorter:

Computer equipment	3-5 Years
Furniture and fixtures	3-10 Years
Tools, dies and masters	3 Years
Leasehold improvements	Remaining life of the lease (4 years 5 months)
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
Long-Lived Assets:
Long-lived assets are assets in which the Company has an economic benefit for longer than twelve months from the date of the financial statement. Long-lived assets include property and equipment, intangible assets, deferred financing fees, deferred income taxes and other assets. The Company evaluates impairment losses on long-lived assets used in operations when events and circumstances indicate that the asset might be impaired. If the review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to its fair value. Fair value will be determined based on discounted cash flows or appraisals. Impairments are recorded in the statement of operations as part of selling, general and administrative expenses. No impairments were recorded in the three months ended February 29, 2016 and February 28, 2015.
Revenue Recognition: (See also Cooperative Advertising)
The Company recognizes sales in accordance with ASC Topic 605 “Revenue Recognition”. Revenue is recognized upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Included in sales incentives are coupons that the Company issues that are redeemed by its customers. Redemptions are handled by a coupon national clearing house. The Company also has estimated that there is an approximate six week lag in coupon redemptions, with the estimated cost recorded as an accrued liability. Although no legal right of return exists between the customer and the Company, returns, including return of unsold products, are accepted if it is in the best interests of the Company's relationship with the customer. The Company, therefore, records a reserve for returns based on the historical returns as a percentage of sales

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

in the five preceding months and specific reserve based on customer circumstances and product circumstances. Those returns which are anticipated to be taken as credits against the balances as of February 29, 2016 are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Changes in the estimated coupon reserve and sales return reserve are recorded to Sales of health and beauty aid products - net, in the Consolidated Statement of Operations.
Cooperative Advertising:
Cooperative advertising is accrued based on a combination of new contracts given to the customers in the current fiscal year, along with what is left open from prior years. Specific new contracts in the current fiscal year are identified as sales incentives (see sales incentives) and those contracts reduce revenues for the current period. The open balances for all years open are reduced throughout the year by either the customer advertising and submitting the proof according to the contract or by customer post audit adjustments that finalize any amount due. Any item open more than three years is closed unless management believes that a deduction may still be taken by the customer. There was no reduction in the first quarter of 2016. The balance of the remaining open cooperative advertising is allocated between accrued liabilities and the allowance for cooperative advertising based the customer's open accounts receivable balance.
Sales Incentives:
The Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expense. These accounting adjustments do not affect net income.
Shipping Costs:

The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. Shipping costs included for the three months ended February 29, 2016 and February 28, 2015 were $114,109 and $182,991, respectively.
Advertising Costs:
The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the three months ended February 29, 2016 and February 28, 2015 were $316,906 and $948,957, respectively.
Research and Development Costs:
The Company's policy for financial reporting is to charge research and development costs to expense as incurred. Research and development costs for the three months ended February 29, 2016 and February 28, 2015 were $8,201 and $40,524, respectively.
Income Taxes:
Income taxes are accounted for under ASC Topic 740 “Income Taxes”, which utilizes the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the losses incurred in fiscal 2015 and prior years, the benefit of which will be carried forward into future tax years. Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized. Management has estimated that it will utilize the entire deferred tax asset in future years based on anticipated future profitability.  However, anticipated future profitability may be impacted if the Company’s sales decrease from current levels or due to other factors discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016 as supplemented in this Form 10-Q. The portion that management expects

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

to utilize in fiscal 2016 is recorded as a short term asset, and the portion that management expects to utilize in fiscal years subsequent to fiscal 2016 is recorded as a long term asset.

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of February 29, 2016 and November 30, 2015. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
Tax Credits:
Tax credits, when present, are accounted for using the flow-through method as a reduction of income taxes in the years utilized.
Earnings Per Common Share:
Basic earnings per share are calculated in accordance with ASC Topic 260, “Earnings Per Share”, which requires using the average number of shares of common stock outstanding during the year. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of any common stock equivalents using the “treasury stock method”. Common stock equivalents consist of stock options and warrants.
Stock Options:
ASC Topic 718, “Stock Compensation,” requires stock grants to employees to be recognized in the consolidated statement of operations based on their fair values. The Company issued stock options in fiscal 2016 and 2015, see Note 11 for details.
Recent Accounting Pronouncements:
    Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements, other than any that were disclosed in prior Company filings with the SEC.

NOTE 4 - INVENTORIES
The components of inventory consist of the following:

	February 29, 2016	November 30, 2015
Raw materials	$968,089	$1,022,516
Finished goods	2,124,080	2,214,286
	$3,092,169	$3,236,802
At February 29, 2016 and November 30, 2015, the Company had a reserve for obsolescence of $604,176 and $821,259, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	February 29, 2016	November 30, 2015
Furniture and equipment	476,035	459,786
Tools, dies and masters	462,542	462,542
Capitalized lease obligations	15,286	15,286
Leasehold improvements	35,017	35,017
	$988,880	$972,631
Less: Accumulated depreciation	787,541	767,597
Property and Equipment—Net	$201,339	$205,034
Depreciation expense for the three months ended February 29, 2016 and February 28, 2015 amounted to $19,945 and $57,305, respectively.

NOTE 6 - INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for ten product lines.

	February 29, 2016	November 30, 2015
Patents and trademarks	$580,007	$580,007
Less: Accumulated amortization	145,939	145,841
Intangible Assets - Net	$434,068	$434,166

Patents are amortized on a straight-line basis over their legal life of 17 years. Trademarks have an indefinite life and are reviewed annually for impairment or more frequently if impairment indicators occur. Amortization expense for the three months ended February 29, 2016 and 2015 amounted to $98 and $97, respectively. Estimated amortization expenses for the years ending November 30, 2016, 2017, 2018, 2019 and 2020 are $388, $388, $388, $376 and $376, respectively.

NOTE 7 - ACCRUED EXPENSES
The following items which exceeded 5% of total current liabilities are included in accrued expenses as of:

	February 29, 2016	November 30, 2015
Co-operative advertising	$1,938,542	$1,697,493
Restructuring Costs	$1,332,508	$1,256,781
Accrued returns	*	$407,992
* represents less than 5% as of February 29, 2016

The following items which exceeded 5% of total long-term liabilities are included in accrued expenses as of:

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	February 29, 2016	November 30, 2015
Media	$350,000	$500,000
Sub-lease rent differential	$312,590	$322,282
Restructuring Costs	$—	$420,000

NOTE 8 - DEBT AGREEMENT

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

NOTE 9 - OTHER INCOME
Other income consists of the following:

	Three Months Ended
	February 29, 2016	February 28, 2015
Interest and dividend income	$9	$157
Royalty income	3,000	3,000
Miscellaneous	1,163	1,502
Total Other Income	$4,172	$4,659
NOTE 10 - 401(K) PLAN

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company has a 401(K) Profit Sharing Plan for its employees. The plan requires six months of service in order to be eligible to participate. Employees must be 21 years or older to participate. Employees may make salary reduction contributions up to 25% of compensation not to exceed the federal government limits. The Plan allows for the Company to make discretionary contributions. For all periods to date, the Company did not make any contributions.
NOTE 11 - INCOME TAXES

CCA and its subsidiaries file a consolidated federal income tax return.
The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of February 29, 2016 and February 28, 2015. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
The charitable contributions portion of the deferred tax asset and the loss carry forward has $178,920 and $9,071,853, respectively, that has been reclassified as a long-term asset, based on an estimate of the amount that will be realizable in periods greater than twelve months from February 29, 2016.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At February 29, 2016 and November 30, 2015, respectively, the Company had temporary differences arising from the following:

	February 29, 2016
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term Asset (Liability)
Depreciation	$(254,298)	$(93,845)	$—	$(93,845)
Reserve for bad debts	4,102	1,514	1,514	—
Reserve for returns	843,885	311,425	311,425	—
Accrued returns	315,841	116,557	116,557	—
Reserve for obsolete inventory	604,176	222,963	222,963	—
Vacation accrual	54,218	20,009	20,009	—
Bonus obligation unpaid	24,000	8,857	8,857	—
Restructuring costs	1,332,508	491,744	491,744	—
Charitable contributions	724,997	267,550	88,630	178,920
Section 263A costs	64,129	23,666	23,666	—
Loss carry forward	26,984,182	9,958,152	886,299	9,071,853
Net deferred tax asset		$11,328,592	$2,171,664	$9,156,928

	November 30, 2015
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term Asset (Liability)
Depreciation	$(250,811)	$(92,558)	$—	$(92,558)
Reserve for bad debts	4,911	1,812	1,812	—
Reserve for returns	907,777	335,003	335,003	—
Accrued Returns	407,992	150,564	150,564	—
Reserve for obsolete inventory	821,259	303,075	303,075	—
Vacation accrual	35,955	13,269	13,269	—
Bonus obligation unpaid	24,000	8,857	8,857	—
Restructuring costs	1,264,218	466,544	466,544	—
Charitable contributions	734,643	271,109	86,402	184,707
Section 263A costs	67,129	24,773	24,773	—
Loss carry forward	27,022,986	9,972,473	864,023	9,108,450
Net deferred tax asset		$11,454,921	$2,254,322	$9,200,599

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) is made up of the following components:

	Three Months Ended
	February 29, 2016	February 28, 2015
Continuing Operations
Current tax - Federal	$—	$—
Current tax - State & Local	2,367	2,000
Deferred tax	129,855	38,988
Tax - Continuing Operations	$132,222	$40,988
Discontinued Operations
Current tax - Federal	—	—
Current tax - State & Local	—	—
Deferred tax	(3,525)	—
Tax - Discontinued Operations	$(3,525)	$—

Prepaid and refundable income taxes are made up of the following components:

Prepaid and refundable income taxes	Federal	State & Local	Total
February 29, 2016	$—	$73,834	$73,834
November 30, 2015	$—	$70,056	$70,056

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes computed at the statutory rate to the effective rate for the three months ended February 29, 2016, and February 28, 2015 is as follows:

	Three Months Ended		Three Months Ended
	February 29, 2016		February 28, 2015
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Continuing Operations
Provision for income taxes at federal statutory rate	$115,995	34.00%	$33,523	34.00%
Changes in provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	9,894	2.90%	2,859	2.90%
Non-deductible expenses and other adjustments	6,333	1.86%	4,606	4.67%
Provision for income taxes at effective rate	132,222	38.76%	40,988	41.57%
Discontinued Operations
Benefit from income taxes at federal statutory rate	$(3,093)	34.00%	$—	—%
Changes in benefit from income taxes resulting from:
State income taxes, net of federal income tax benefit	(264)	2.90%	—	—%
Non-deductible expenses and other adjustments	(168)	1.85%	—	—%
Benefit from income taxes at effective rate for Discontinued Operations	$(3,525)	38.75%	$—	—%
Total benefit from income taxes at effective rate	$128,697	38.76%	$40,988	41.57%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCK-BASED COMPENSATION

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
The fair value of the stock option grants below were estimated on the date of the grant using a Black-Scholes valuation model and the assumptions in the following table:

Option Grant Date	December 1, 2015
Assumptions:
Risk-free interest rate	1.19%
Dividend yield	—
Stock volatility	39.39%
Option Term (years)	3.0
On December 1, 2015, the Company granted non-qualifed stock options under the Plan for 75,000 shares each to four directors: Sardar Biglari, Philip Cooley, Christopher Hogg and S. David Fineman. All options were granted at $3.16 per share. The closing price of the Company's stock on the date of grant was $3.16 per share. The options vest one year from the date of grant. The options expire on November 30, 2020. The Company has estimated the fair value of the options granted to be $263,550 as of the grant date, which amount shall be amortized as an expense over a one year period beginning December 1, 2015. The Company recorded a charge against earnings in the amount of $70,488 for the three months ended February 29, 2016 and $8,100 for the three months ended February 28 2015 for all outstanding stock options granted.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding at November 30, 2014	137,000	$3.40	5.4	—
Granted	185,000	$3.46	—
Exercised	—	—	—	—
Canceled or Forfeited	218,000	$3.45	—	—
Outstanding at November 30, 2015	104,000	$3.42	7.6	—
Granted	300,000	$3.16	—	—
Exercised	—	—	—	—
Canceled or Forfeited	—	—	—	—
Outstanding at February 29, 2016	404,000	$3.23	9.2	—

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME (LOSS) PER SHARE
Basic income (loss) earnings per share is calculated using the average number of common shares outstanding. Diluted income (loss) earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock method”.

	Three Months Ended
	February 29, 2016	February 28, 2015
Net income available for common shareholders	$203,369	$57,608
Weighted average common shares outstanding-Basic	7,006,684	7,006,684
Net effect of dilutive stock options	41,081	148,558
Weighted average common shares and common shares equivalents—Diluted	7,047,765	7,155,242

Earnings per Share:
Basic
Continuing Operations	$0.03	$0.01
Discontinued Operations	$—	$—
Income	$0.03	$0.01

Diluted
Continuing Operations	$0.03	$0.01
Discontinued Operations	$—	$—
Income	$0.03	$0.01

For the three months ended February 29, 2016 and February 28, 2015, there were 404,000 and 312,000 shares, respectively, underlying previously issued stock options that were excluded from diluted loss per share because the effects of such shares were anti-dilutive.

NOTE 14 - RESTRUCTURING
On January 20, 2014, the Company announced that its Board of Directors had approved management’s plan to restructure the Company’s operations, and enter into a key business partnership with The Emerson Group, a premier sales and marketing company located in Wayne, Pennsylvania. As part of this change, the Company outsourced to Emerson certain sales and administrative functions effective February 1, 2014. In addition, warehousing and shipping was outsourced to Ozburn-Hessey Logistics "OHL", one of the largest integrated global supply chain management companies in the United States. The Company’s inventory was moved to an OHL-managed facility in Indianapolis, Indiana and shipping commenced from there as of the week of February 3, 2014. A key benefit of the outsourcing move is that it shifted a substantial portion of the Company’s current fixed costs into a variable cost structure moving forward which can ultimately help keep expenses in better alignment with any future revenue generated by its brands. As a result of the outsourcing, the Company reduced its work force. The Company's workforce as of February 29, 2016 has been reduced to 15 employees. As of February 29, 2016, there were unpaid severance costs of $1,332,508 which is recorded as an accrued expense on the Company's consolidated balance sheet. As of November 30, 2015, accrued restructuring costs were $1,676,781.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company made payments of $344,273 for the three months ended February 29, 2016 related to the termination of employees during the quarter. The unpaid balance will be paid out during the balance of fiscal 2016 and the first quarter of fiscal 2017.

NOTE 15 - DISCONTINUED OPERATIONS
The Company discontinued the Gel Perfect color nail polish business effective as of May 31, 2014. The Gel Perfect brand had declining sales in fiscal 2013 and fiscal 2014. The brand has been recorded as discontinued operations and are reflected as such in the Company's statement of operations.
The following table summarizes those components of the statement of operations for the discontinued brand, which contains additional returns for the three months ended February 29, 2016:

	Three Months Ended	Three Months Ended
	February 29, 2016	February 28, 2015
Net Sales	$(9,096)	$—

Loss before Provision for
Income Taxes	(9,096)	—

Provision for Income Tax	(3,525)	—

Net Loss	$(5,571)	$—

Earnings (loss) per Share:
Basic	$—	$—
Diluted	$—	$—

Weighted average shares outstanding
Basic	7,006,684	7,006,684
Diluted	7,047,765	7,155,242

NOTE 16 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
David Edell served as a director during fiscal 2014 until September 5, 2014. Ira Berman is a former director. On September 5, 2014, the Company entered into Separation Agreements with David Edell and Ira Berman, (the “Founders”) whereby they are no longer required to perform any consulting services pursuant to their Amended and Restated Employment Agreements. The Company was required per the Separation Agreements to make an additional payment of $200,000 in the aggregate to the Founders by October 1, 2015 and pay $794,620 in the aggregate in fifteen equal monthly installments of $25,000 commencing on October 3, 2014. The Company, Mr. Edell and Mr. Berman agreed to defer the $200,000 payment until October 1, 2016. In addition, as of February 29, 2016, the Company owed $195,828 in the aggregate to Mr. Edell and Mr. Berman. This amount is being paid at the rate of $25,000 per month until fully paid.
On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. Capital Preservation Solutions, LLC is owned by Lance Funston, who also is the managing partner of Capital Preservations Holdings, LLC which owns common stock and all of the Company's Class A common stock. Contemporaneously with the signing of the Agreement, the Company issued a Warrant to Purchase Common Stock (the “Warrant”) to Capital whereby Capital may acquire upon exercise of the Warrant 1,892,744 shares of the Company’s Common Stock. The Warrant may be exercised in whole or in part at any

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

time during the exercise period which is five years from the date of the Warrant. The Warrant bears a purchase price of $3.17 per share, subject to adjustments. The working capital line of credit and term loan principal balances were repaid on December 4, 2015 (see Note 8 - Debt Agreement for further information) . Interest and amortized financing costs in the amount of $3,085 is recorded on the consolidated statement of operations for the quarter ended February 29, 2016 as interest expense to a related party.

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
Overview
For the three months ended February 29, 2016, the company had a net income from continuing operations of $208,940, and earnings per share, basic and fully diluted of $0.03 as compared to a net income from continuing operations of $57,608, and earnings per share, basic and fully diluted of $0.01 for the same period in fiscal 2015. For the three months ended February 29, 2016, the Company had net loss from discontinued operations of $5,571, and loss per share, basic and fully diluted of $0.00 as compared to a net income of $0, and earnings per share, basic and fully diluted, of $0.00 for the same period in fiscal 2015. The total of continuing and discontinued operations for the three months ended February 29, 2016 was net income of $203,369 compared to net income of $57,608 for the same period ended February 28, 2015. As of February 29, 2016, the Company had $8,662,430 in current assets and $11,765,033 in current liabilities. Since the Company decided to discontinue the Gel Perfect brand in the second quarter of fiscal 2014, the Company has shown the results of operations pertaining to the Gel Perfect brand as Discontinued Operations in the Consolidated Statement of Operations for the three months ended February 29, 2016 and February 28, 2015.
The Company continues to reduce personnel as part of its restructuring plan. As of February 29, 2016 the Company had reduced its work force to 15 full-time employees. The Company plans on reducing its work force further by the end of the third quarter of fiscal 2016. Severance costs as a result of the reduction in work force are recorded as a restructuring expense.

Operating Results for the Three Months Ended February 29, 2016
For the three months ended February 29, 2016, the Company had total revenues of $4,684,444 and a net profit from continuing operations of $208,940 after a provision for tax of $132,222, and a loss from discontinuing operations of $5,571 after a tax benefit of $3,525 for a total net income of $203,369. For the same three month period in 2015, total revenues were $6,957,516 and a net income from continuing operations was $57,608 after a tax provision of $40,988. The basic and fully diluted earnings per share from continuing operations was $0.03, and a net loss of $0.00 per share for discontinued operations for the first quarter of fiscal 2016 as compared to earnings per share of $0.01 from continuing operations and a net earnings of $0.00 per share for discontinued operations for the first quarter of fiscal 2015. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the first quarter of fiscal 2016 were reduced by $542,422, comprised of cooperative advertising recorded as sales incentives of $519,446 and coupons of $22,976. In the same period of the prior year, net sales were reduced by $86,744, which was comprised of cooperative advertising recorded as sales incentives of $487,376 , that was then reduced by $444,109 to close out cooperative advertising for fiscal 2012, and coupons of $43,477. Trade promotion was offset by the amount of sales incentives that reduced net sales. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income (loss).
The Company’s net sales of health and beauty aid products decreased $2,272,585 to $4,680,272 for the three months ended February 29, 2016 from $6,952,857 for the three months ended February 28 2015, a decrease of 32.7%. Sales returns and allowances, not including sales incentives, were 6.1% of gross sales or $337,725 for the three months ended February 29, 2016 as compared to 6.0% or $446,500 for the same period last year. Sales incentives consists of co-operative advertising with the Company’s retail partners and coupons. Sales incentives was $542,422, in the first quarter 2016 as compared to $86,744 for the same period in 2015, an increase of $455,573. The increase in the first quarter of fiscal 2016 was primarily caused from the write off of $444,109 of co-operative advertising commitments in the first quarter of fiscal 2015 which caused a reduction in sales incentives in that quarter. The write off and resulting reduction was to close out cooperative advertising from fiscal year 2012 that the Company determined would not be utilized. The cost of the coupons issued by the Company was $22,976 for the first quarter 2016 as compared to $43,477 for the same period in 2015. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.

The Company’s net sales, by category, for the first quarter 2016 as compared to the same quarter 2015 were:

	Three Months Ended February 28
	2016		2015
Category	Net Sales	%TTL	Net Sales	%TTL
Skin Care	$2,326,414	49.8%	$3,099,246	44.6%
Oral Care	1,965,559	42.0%	2,557,695	36.8%
Nail Care	267,196	5.7%	1,047,579	15.1%
Miscellaneous	78,553	1.7%	132,305	1.9%
Analgesic	43,745	0.8%	117,810	1.6%
Hair	203	—%	105	—%
Fragrance	(1,398)	—%	(1,883)	—%
Total Continued Operations	$4,680,272	100%	$6,952,857	100.0%
Net sales were affected by the following factors:

•
Net sales of skin care products decreased $772,832 for the three months ended February 29, 2016, as compared to the same period in 2015. The decrease in net sales was due to decreased gross sales and the discontinuation of Scar Zone at one retailer.

•
Net sales of oral care products decreased $592,136 for the three months ended February 29, 2016 as compared to the same period in fiscal 2015. Gross sales were lower due to lower sales of toothpaste products. Returns and allowance were approximately the same when comparing the two periods.

•
Net sales of nail care products decreased $780,383 for the three months ended February 29, 2016 as compared to the same period in fiscal 2015. The net sales decreased due to lower gross sales as a result of decreased distribution.

Gross profit margins decreased to 61.2% for the three months ended February 29, 2016 from 66.7% for the same period in fiscal 2015. The gross margin was lower in the first quarter 2016 due to a combination of higher prices from the Company's contract manufacturers in fiscal 2016 and the write-off of sales incentives in the first quarter of fiscal 2015 discussed above.
Selling, general and administrative expenses for the three months ended February 29, 2016 were $2,073,975 as compared to $3,089,758 for the three months ended February 28 2015, a decrease of $1,015,783. The decrease in expenses is comprised of:

•
Personal costs decreased approximately $565,000 in the first quarter of fiscal 2016 as compared to the same period in fiscal 2015 due to the reduction in work force implemented as a result of the restructuring plan.

•	Rent and utilities costs decreased approximately $156,000. This decrease is the result of moving to smaller office space and subletting the Company's former premises.

•	Decrease in the Emerson fees and freight charges of approximately $146,000. This decrease is due to lower sales in 2016.

•	Auto expenses decreased approximately $47,000 in the first quarter of fiscal 2016 as compared to the same period in fiscal 2015 due to the reduction in work force.

•	Royalties decreased approximately $49,000 due to lower sales in 2016.

•	The balance of the increase or decrease in expense comprised a number of smaller expense categories.
Advertising, cooperative and promotions expenses for the three months ended February 29, 2016 were $316,906 as compared to $948,957 for the three months ended February 28 2015. The decreased expense of $632,051 was comprised of decreased media spending and commercial costs.
Research and development costs decreased to $8,201 in the first quarter of fiscal 2016 as compared to $40,524 for the same period in fiscal 2015. The decrease was due to the outsourcing of the Company's product development efforts and the reduction in personnel.
The income from continuing operations before provision for income taxes was $341,162 for the quarter ended February 29, 2016, and the provision for income tax from continuing operations was $132,222.

The Company, as previously disclosed, discontinued the Gel Perfect nail color brand in the second quarter of fiscal 2014. Accordingly, the Company has recorded the results of the operations of the brand as discontinued operations in the consolidated statements of operations. The components of discontinued operations for the three months ended February 29, 2016 and 2015 were:

	Three Months Ended
	February 29, 2016	February 28, 2015
Revenues:
Sales of health and beauty-aid products-net	$(9,096)	$—
Total revenues	(9,096)	—
Costs and Expenses:
Cost of sales	—	—
Selling, general and administrative expenses	—	—
Advertising, cooperative and promotions	—	—
Total expenses	—	—
Loss before provision for income taxes	(9,096)	—
Benefit from income taxes	(3,525)	—
Loss from Discontinued Operations	$(5,571)	$—
The provision for income tax had an effective rate for the first quarter of fiscal 2016 of 38.8% as compared to an effective rate of 41.6% of the net income before tax for the same period in fiscal 2015. The differences in the tax rates was due to changes in the deferred tax differences that the Company recorded.

Financial Position as of February 29, 2016
As of February 29, 2016, the Company had working capital of $(3,102,603) as compared to $(2,474,868) as of the year ended November 30, 2015. The ratio of total current assets to current liabilities is 0.7 to 1.0 as of February 29, 2016, which is unchanged from November 30, 2015. The Company’s cash position at February 29, 2016 was $321,676, as compared to $509,884 as of November 30, 2015. As of February 29, 2016, there were no dividends declared but not paid.
Accounts receivable as of February 29, 2016 and November 30, 2015 were $2,302,925 and $2,112,055, respectively. The increase in accounts receivable was due to a decrease in reserves for returns as a result of a lower returns experience during the quarter. Included in net accounts receivable are an allowance for doubtful accounts, a reserve for returns and allowances and a reduction based on an estimate of cooperative advertising that will be taken as credit against payments. The allowance for doubtful accounts was $4,102 and $4,911 for February 29, 2016 and November 30, 2015, respectively. The allowance for doubtful accounts is a combination of specific and general reserve amounts relating to accounts receivable. The general reserve is calculated based on historical percentages applied to aged accounts receivable and the specific reserve is established and revised based on individual customer circumstances.
The reserve for returns and allowances is based on the historical returns as a percentage of sales in the five preceding months and a specific reserve based on customer circumstances and product lines. This allowance decreased to $1,163,828 as of February 29, 2016 from $1,315,769 as of November 30, 2015. Of this amount, allowances and reserves of $315,841 as of February 29, 2016, which are anticipated to be deducted from future invoices, are included in accrued liabilities.
Gross receivables were further reduced by $424,907 as of February 29, 2016, which was reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against current accounts receivable balances. In addition, accrued liabilities include $1,938,542, which is an estimate of co-operative advertising expense which are anticipated to be deducted from future invoices rather than current accounts receivable.

Inventories were $3,092,169 and $3,236,802, as of February 29, 2016 and November 30, 2015, respectively. The reserve for inventory obsolescence is based on a detailed analysis of inventory movement. The inventory obsolescence reserve decreased to $604,176 as of February 29, 2016 from $821,259 as of November 30, 2015. This decrease was primarily due to close out sales and the disposal of obsolete inventory during the first quarter of fiscal 2016. Changes to the inventory obsolescence reserves are recorded as an increase or decrease to cost of sales.
Prepaid expenses and sundry receivables increased to $700,162 as of February 29, 2016 from $697,097 as of November 30, 2015.
Prepaid and refundable income taxes decreased to $73,834 as of February 29, 2016, from $70,056 as of November 30, 2015 .
The amount of deferred income tax reflected as a current asset decreased to $2,171,664 as of February 29, 2016 from $2,254,322 as of November 30, 2015. The $82,658 decrease was primarily due to changes in temporary differences reflected in short term deferred tax assets. The amount of deferred income tax recorded as a non-current asset was $9,156,928 as of February 29, 2016. Deferred taxes that the Company estimates will be realized in periods beyond the next twelve months are recorded as a non-current asset.
The Company’s investment in property and equipment consisted mostly of leasehold improvements, office furniture and equipment, and computer hardware and software to accommodate our personnel in addition to tools and dies used in the manufacturing process. The Company acquired $16,750 of additional property and equipment during the three months of fiscal 2016.
Current liabilities are $11,765,033 and $11,355,084, as of February 29, 2016 and November 30, 2015 respectively. Current liabilities at February 29, 2016 consisted of accounts payable and accrued liabilities and short-term capital lease obligations. As of February 29, 2016, there was $2,363,449 of open cooperative advertising commitments, of which $417,568 is from 2016, $527,437 is from 2015, $889,006 is from 2014 and $589,167 from 2013. Of the total amount of $2,363,449, $424,907 is reflected as a reduction of gross accounts receivables, and $1,938,542 is recorded as an accrued expense. Cooperative advertising is advertising that is run by the retailers in which the Company shares in part of the cost. If it becomes apparent that this cooperative advertising was not utilized, the unclaimed cooperative advertising will be offset against the expense during the fiscal year in which it is determined that it did not run. This procedure is consistent with the prior year’s methodology with regard to the accrual of unsupported cooperative advertising commitments.
The Company’s long-term obligations is a portion of its capitalized leases, which is for certain office and warehouse equipment, long term accrued liabilities and a security deposit received from the sub-tenant of the Company's former facility in East Rutherford, New Jersey. The long term accrued liabilities decreased to $662,590 as of February 29, 2016 as compared to $1,242,282 as of November 30, 2015.
Stockholders’ equity increased to $6,662,999 as of February 29, 2016 from $6,389,141 as of November 30, 2015. The increase was due to increases in retained earnings as a result of the net income in the first quarter of fiscal 2016 and increases in additional paid-in capital. The Company issued stock options to the board of directors during the first quarter of fiscal 2016. The Company had previously issued options in fiscal 2014 and 2015. The fair value of the stock option grants were estimated on the date of the grant using a Black-Scholes valuation model. As a result, $70,488 was recorded as a deferred compensation expense in the first quarter of fiscal 2016 and additional paid-in capital was increased by the same amount (See note 11, Stock Based Compensation for further information).
The Company's cash flow had $550,188 that was used by operating activities during the first quarter of fiscal 2016, as compared to $1,467,921 that was used in operating activities during the same period in fiscal 2015. The lower use of cash for operations for the three months of fiscal 2016 as compared to the same period in fiscal 2015 was due to the following:

•	Higher net income in the first three months of fiscal 2016 as compared to fiscal 2015.

•
There was an increase in accounts receivable which increased the use of cash of $191,680 during the first quarter of fiscal 2016 as compared to a $975,806 increase in accounts receivable during the first quarter of fiscal 2015 .

•	Accounts payable and accrued liabilities decreased $948,904 during the first quarter of fiscal 2016, utilizing cash, as compared to a decrease of $1,390,335 during the first quarter of fiscal 2015.
The Company's total use of cash for operations for the first three month of fiscal 2016 was driven by the reduction in accounts payable and accrued liabilities. Included in this reduction were payments of severance to employees of $344,273 that were recorded in prior periods as restructuring expense, payments of $37,500 each to David Edell and Ira Berman, the expense of which was recorded in fiscal 2014 (see Note 16 - Certain Relationships and Related Transaction for more information regarding Edell and Berman) and payments of $360,000 for advertising expenses incurred in fiscal 2015 for which the Company has payment plans with the media companies.
Net cash used by investing activities was $16,250 for the first three months of fiscal 2016, primarily for the acquisition of equipment, as compared to $5,050 during the same period in fiscal 2015. Net cash provided by financing activities during the first nine months of fiscal 2016 was $378,230 as compared to $1,498,067 for the same period in fiscal 2015. Included in financing activities was deferred financing fees paid of $387,559 as a result of the Company's debt financing (See Note 8 - Debt Agreement for further information regarding the financing).
Liquidity and Capital Resources
Liquidity is defined as the ability to generate adequate amounts of cash to meet short-term and long-term business needs. We assess our liquidity in terms of our total cash flow and the amounts of cash, short-term and long-term marketable securities on hand. Significant factors that could affect our liquidity include the following:

•	Cash flow generated or used by operating activities

•	Loss from continuing operations

•	Inability to receive favorable credit terms from the Company's vendors

•	Large product returns from customers which are deducted from cash remittances
Our primary capital needs are working capital requirements for the purchase of inventory and to support increases in accounts receivable. As of February 29, 2016, the Company had cash of $321,676. The Company’s long term liabilities as of February 29, 2016 were $662,590 consisting mainly of media advertising ran in fiscal 2015 for which the Company has payment plans with the media companies, capital lease obligations of $2,827 and a security deposit received from the sub-tenant of the Company's former facility of $147,853. The Company had borrowings against its line of credit of $4,485,248 as of February 29, 2016. The Company is continuing its work to complete its outsourcing of operations which is expected to result in additional cash flow savings to be realized over future quarters. The Company believes that it has sufficient resources to funds its operations over the next twelve months.
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
1 - Reserve for Returns—The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. The estimated reserve is based in part on historical returns as a percentage of gross sales. The current estimated return rate is 4.9% of gross sales. Management estimates that the returns received will be disposed of. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account.
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
4 - Deferred Taxes - The deferred taxes are an estimate of the future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the loss incurred in fiscal 2015 and prior years, the benefit of which will be carried forward into future tax years.   Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized.  Management has estimated that it will utilize the entire deferred tax asset in future years based on anticipated future profitability.  However, anticipated future profitability may be impacted if the Company’s sales decrease from current levels or due to other factors discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016 for the year ended November 30, 2015. The portion that management expects to utilize in fiscal 2016 is recorded as a short term asset, and the portion that management expects to utilize in fiscal years subsequent to fiscal 2016 is recorded as a long term asset.
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
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of February 29, 2016 the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control overall financial reporting.

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
Date: April 14, 2016

CCA INDUSTRIES, INC.

By:	/s/ STEPHEN A. HEIT
Stephen A. Heit Chief Financial Officer and Chief Accounting Officer, and duly authorized signatory on behalf of Registrant