Form 10-Q
period 2016-05-31
CCA INDUSTRIES INC
filed 2016-07-15
CIK 721447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 15, 2016 there were (i) 6,038,982 shares of the issuer’s common stock, par value $0.01, outstanding; and (ii) 967,702 shares of the issuer’s Class A common stock, par value $0.01, outstanding.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Part I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 31, 2016	November 30, 2015
ASSETS	(Unaudited)
Current assets:
Cash & cash equivalents	$207,757	$509,884
Accounts receivable, net of allowances of $645,515 and $912,688, respectively	1,858,078	2,112,055
Inventories, net of reserve for inventory obsolescence of $462,205 and $821,259, respectively	3,131,279	3,236,802
Prepaid expenses and sundry receivables	907,469	697,097
Prepaid and refundable income taxes	71,466	70,056
Deferred income taxes	1,944,310	2,254,322
Total Current Assets	8,120,359	8,880,216

Property and equipment, net of accumulated depreciation	193,535	205,034
Intangible assets, net of accumulated amortization	433,972	434,166
Deferred financing fees, net of accumulated amortization	324,427	—
Deferred income taxes	9,143,787	9,200,599
Other	430,544	430,544
Total Assets	$18,646,624	$19,150,559

LIABILITIES AND CAPITAL
Current Liabilities:
Accounts payable & accrued liabilities	$7,248,019	$7,645,553
Capital lease obligation - current portion	3,533	9,531
Line of credit	3,790,096	—
Line of credit - related party	—	2,700,000
Term loan - related party	—	1,000,000
Total Current Liabilities	11,041,648	11,355,084

Long term accrued liabilities	298,051	1,242,282
Capitalized lease obligations	1,908	16,199
Long term - other	147,853	147,853
Total Liabilities	11,489,460	12,761,418

Shareholders' Equity:
Preferred stock, $1.00 par, authorized 20,000,000 none issued	—	—
Common stock, $.01 par, authorized 15,000,000 shares, issued and outstanding 6,038,982 and 6,038,982 shares, respectively	60,390	60,390
Class A common stock, $.01 par, authorized 5,000,000 shares, issued and outstanding 967,702 and 967,702 shares, respectively	9,677	9,677
Additional paid-in capital	4,022,858	3,881,882
Retained earnings	3,064,239	2,437,192
Total Shareholders' Equity	7,157,164	6,389,141
Total Liabilities and Shareholders' Equity	$18,646,624	$19,150,559
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended May 31		Six Months Ended May 31
	2016	2015	2016	2015
Revenues:
Sales of health and beauty aid products - net	$5,675,177	$6,666,621	$10,355,449	$13,619,479
Other income	4,574	3,612	8,746	8,270
Total Revenues	5,679,751	6,670,233	10,364,195	13,627,749
Costs and Expenses:
Cost of sales	2,122,059	2,920,313	3,936,853	5,238,800
Selling, general and administrative expenses	2,093,823	3,032,771	4,152,494	6,135,627
Advertising, cooperative and promotional expenses	532,327	1,500,875	848,783	2,449,832
Research and development	26,726	13,205	34,927	40,630
Bad debt expense	29,557	(21,495)	27,299	(14,524)
Interest expense - related party	—	433,260	3,085	850,296
Interest expense	197,216	8,452	341,543	10,617
Total Costs and Expenses	5,001,708	7,887,381	9,344,984	14,711,278
Restructuring costs	—	1,462,317	—	1,497,340
Total Costs and Expenses	5,001,708	9,349,698	9,344,984	16,208,618
Income (loss) before provision for (benefit from) income taxes	678,043	(2,679,465)	1,019,211	(2,580,869)
Provision for (benefit from) income taxes	247,054	(902,473)	379,224	(860,511)
Income (Loss) from Continuing Operations	$430,989	$(1,776,992)	$639,987	$(1,720,358)
Discontinued Operations
(Loss) income from Discontinued Operations	(11,504)	286,908	(20,600)	286,908
(Benefit from) provision for income taxes	(4,192)	96,634	(7,665)	95,661
(Loss) Income from Discontinued Operations	(7,312)	190,274	(12,935)	191,247
Net Income (Loss)	$423,677	$(1,586,718)	$627,052	$(1,529,111)

Earnings (Losses) per Share:
Basic
Continuing Operations	$0.06	$(0.25)	$0.09	$(0.25)
Discontinued Operations	$—	$0.03	$—	$0.03
Income (Loss)	$0.06	$(0.22)	$0.09	$(0.22)
Diluted
Continuing Operations	$0.06	$(0.25)	$0.09	$(0.25)
Discontinued Operations	$—	$0.03	$—	$0.03
Income (Loss)	$0.06	$(0.22)	$0.09	$(0.22)
Weighted Average Common Shares Outstanding
Basic	7,006,684	7,006,684	7,006,684	7,006,684
Diluted	7,126,333	7,006,684	7,088,115	7,006,684
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended May 31,
	2016	2015
Cash Flows from Operating Activities:
Net Income (Loss)	$627,052	$(1,529,111)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	39,113	104,984
Change in allowance for bad debts	27,299	(14,524)
Loss on write off of fixed assets	1,575	843,081
Debt discount amortization	—	97,093
Deferred financing fees amortization	63,132	665,728
Stock based compensation	140,977	58,662
Deferred income taxes	366,824	(768,877)
Change in Operating Assets & Liabilities:
Decrease (Increase) in accounts receivable	226,678	(904,420)
Decrease in inventory	105,523	1,116,441
(Increase) in prepaid expenses and other receivables	(210,372)	(664,759)
(Increase) decrease in prepaid income and refundable income tax	(1,410)	282,362
Decrease in other assets	—	(75,994)
(Decrease) in accounts payable and accrued liabilities	(1,341,765)	(1,143,122)
Net Cash Provided by (Used in) Operating Activities	44,626	(1,932,456)
Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(29,496)	(97,129)
Proceeds from sale of property, plant and equipment	500	—
Net Cash (Used in) Investing Activities	(28,996)	(97,129)
Cash Flows from Financing Activities:
Proceeds from line of credit - related party	—	2,100,000
Payment on line of credit - related party	(2,700,000)	—
Payments on tern loan - related party	(1,000,000)
Proceeds from line of credit, net	3,790,096	—
Payment of deferred financing fees	(387,559)	—
Payments for capital lease obligations	(20,294)	(3,953)
Net Cash (Used in) Provided by Financing Activities	(317,757)	2,096,047
Net (Decrease) Increase in Cash	(302,127)	66,462
Cash and Cash Equivalents at Beginning of Period	509,884	241,621
	$207,757	$308,083
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$97,030	$60,302
Income taxes	$6,146	$—
See Notes to Consolidated Financial Statements

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three and six month periods ending May 31, 2016 are not necessarily indicative of the results that may be expected for the entire year ended November 30, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2015. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

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
Accounts Receivable:
Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowance for cooperative advertising and reserves for returns which are anticipated to be taken as credits against the balances as of May 31, 2016. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Depreciation and amortization are provided utilizing the straight-line method over the following estimated useful lives or lease terms of the assets, whichever is shorter:

Computer equipment	3-5 Years
Furniture and fixtures	3-10 Years
Tools, dies and masters	3 Years
Leasehold improvements	Remaining life of the lease (4 years 2 months)

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
Long-Lived Assets:
Long-lived assets are assets in which the Company has an economic benefit for longer than twelve months from the date of the financial statement. Long-lived assets include property and equipment, intangible assets, deferred financing fees, deferred income taxes and other assets. The Company evaluates impairment losses on long-lived assets used in operations when events and circumstances indicate that the asset might be impaired. If the review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to its fair value. Fair value will be determined based on discounted cash flows or appraisals. Impairments are recorded in the statement of operations as part of selling, general and administrative expenses. No impairments were recorded in the six months ended May 31, 2016 and May 31, 2015.
Revenue Recognition: (See also Cooperative Advertising)
The Company recognizes sales in accordance with ASC Topic 605 “Revenue Recognition”. Revenue is recognized upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Included in sales incentives are coupons that the Company issues that are redeemed by its customers. Redemptions are handled by a coupon national clearing house. The Company also has estimated that there is an approximate six week lag in coupon redemptions, with the estimated cost recorded as an accrued liability. Although no legal right of return exists between the customer and the Company, returns, including return of unsold products, are accepted if it is in the best interests of the Company's relationship with the customer. The Company, therefore, records a reserve for returns based on the historical returns as a percentage of sales in the three preceding months and specific reserve based on customer circumstances and product circumstances. Those

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

returns which are anticipated to be taken as credits against the balances as of May 31, 2016 are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Changes in the estimated coupon reserve and sales return reserve are recorded to Sales of health and beauty aid products - net, in the Consolidated Statement of Operations.
Cooperative Advertising:
Cooperative advertising is accrued based on a combination of new contracts given to the customers in the current fiscal year, along with liabilities open from prior years. Specific new contracts in the current fiscal year are identified as sales incentives (see sales incentives) and those contracts reduce revenues for the current period. The balances for all years open are reduced throughout the year by either the customer advertising and submitting the proof according to the contract or by customer post audit adjustments that finalize any amount due. Any item open more than three years is closed unless management believes that a deduction may still be taken by the customer. The portion of cooperative advertising recorded as sales incentives was reduced by $300,000 in the quarter ended May 31, 2016 to reduce open cooperative advertising contracts for 2013 for events that have been finalized. There were no reductions in the first quarter of fiscal 2016. The balance of the remaining open cooperative advertising is allocated between accrued liabilities and the allowance for cooperative advertising based the customer's open accounts receivable balance.
Sales Incentives:
The Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expense. These accounting adjustments do not affect net income.
Shipping Costs:

The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. Shipping costs included for the three months ended May 31, 2016 and May 31, 2015 were $140,657 and $163,688, respectively. Shipping costs included for the six months ended May 31, 2016 and May 31, 2015 were $254,765 and $346,679, respectively.
Advertising Costs:
The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the three months ended May 31, 2016 and May 31, 2015 were $532,327 and $1,500,875, respectively. Advertising, cooperative and promotional expenses for the six months ended May 31, 2016 and May 31, 2015 were $848,783 and $2,449,832, respectively.
Research and Development Costs:
The Company's policy for financial reporting is to charge research and development costs to expense as incurred. Research and development costs for the three months ended May 31, 2016 and May 31, 2015 were $26,726 and $13,205, respectively. Research and development costs for the six months ended May 31, 2016 and May 31, 2015 were $34,927 and $40,630 , respectively.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of May 31, 2016 and November 30, 2015. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
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
Recent Accounting Pronouncements:
In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09, Compensation - Stock Compensation. The update changes how the income tax benefits from stock compensation expense are reflected in the financial statements. The update requires that any income tax benefits or deficiencies as a result of stock option awards should be recognized on the income statement as an income tax expense or benefit. Excess tax benefits would be reported along with other income tax cash flows as an operating activity on the Consolidated Statement of Cash Flows. The update is effective for annual periods beginning after December 31, 2016, including interim periods within those annual periods. Early adoption is permitted for any interim or annual period. Management has elected to adopt the update effective for the quarter and year to date periods ended May 31, 2016, and the consolidated financial statements for those periods have been adjusted accordingly. The adoption did not have any material impact on the consolidated financial statements for the quarter or year to date periods ended May 31, 2016.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements, other than any that were disclosed in prior Company filings with the SEC.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES
The components of inventory consist of the following:

	May 31, 2016	November 30, 2015
Raw materials	$987,567	$1,022,516
Finished goods	2,143,712	2,214,286
	$3,131,279	$3,236,802

At May 31, 2016 and November 30, 2015, the Company had a reserve for obsolescence of $462,205 and $821,259, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	May 31, 2016	November 30, 2015
Furniture and equipment	$482,874	$459,786
Tools, dies and masters	462,542	462,542
Capitalized lease obligations	15,286	15,286
Leasehold improvements	35,017	35,017
	$995,719	$972,631
Less: Accumulated depreciation	802,184	767,597
Property and Equipment—Net	$193,535	$205,034

Depreciation expense for the three months ended May 31, 2016 and May 31, 2015 amounted to $18,974 and $47,483, respectively. Depreciation expense for the six months ended May 31, 2016 and May 31, 2015 amounted to $38,919 and $104,790 , respectively.

NOTE 6 - INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for ten product lines.

	May 31, 2016	November 30, 2015
Patents and trademarks	$580,007	$580,007
Less: Accumulated amortization	146,035	145,841
Intangible Assets - Net	$433,972	$434,166

Patents are amortized on a straight-line basis over their legal life of 17 years. Trademarks have an indefinite life and are reviewed annually for impairment or more frequently if impairment indicators occur. Amortization expense for the three months ended May 31, 2016 and 2015 amounted to $97 and $97, respectively. Amortization expense for the six months ended May 31, 2016 and May 31, 2015 amounted to $194 and $194 , respectively. Estimated amortization expenses for the years ending November 30, 2016, 2017, 2018, 2019 and 2020 are $388, $388, $388, $376 and $376, respectively.

NOTE 7 - ACCRUED EXPENSES
The following items which exceeded 5% of total current liabilities are included in accrued expenses as of:

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	May 31, 2016	November 30, 2015
Co-operative advertising	$1,948,790	$1,697,493
Restructuring Costs	$1,164,672	$1,256,781
Accrued returns	*	$407,992

* represents less than 5% as of May 31, 2016

The following items which exceeded 5% of total long-term liabilities are included in long term accrued expenses as of:

	May 31, 2016	November 30, 2015
Sub-lease rent differential	$298,051	$322,282
Media	$—	$500,000
Restructuring Costs	$—	$420,000

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

NOTE 9 - OTHER INCOME
Other income consists of the following:

	Three Months Ended May31,		Six Months Ended May 31,
	2016	2015	2016	2015
Interest and dividend income	$—	$43	$9	$200
Royalty income	3,000	3,000	6,000	6,000
Miscellaneous	1,574	569	2,737	2,070
Total Other Income	$4,574	$3,612	$8,746	$8,270

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
The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of May 31, 2016 and May 31, 2015. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
The charitable contributions portion of the deferred tax asset and the loss carry forward has $181,203 and $9,058,074, respectively, that has been reclassified as a long-term asset, based on an estimate of the amount that will be realizable in periods greater than twelve months from May 31, 2016.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At May 31, 2016 and November 30, 2015, respectively, the Company had temporary differences arising from the following:

	May 31, 2016
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term Asset (Liability)
Depreciation	$(258,756)	$(95,490)	$—	$(95,490)
Reserve for bad debts	27,625	10,195	10,195	—
Reserve for returns	617,890	228,024	228,024	—
Accrued returns	205,652	75,893	75,893	—
Reserve for obsolete inventory	462,205	170,571	170,571	—
Vacation accrual	59,799	22,068	22,068	—
Bonus obligation unpaid	24,000	8,857	8,857	—
Restructuring costs	1,164,672	429,807	429,807	—
Charitable contributions	731,183	269,833	88,630	181,203
Section 263A costs	64,941	23,965	23,965	—
Loss carry forward	26,946,846	9,944,374	886,300	9,058,074
Net deferred tax asset		$11,088,097	$1,944,310	$9,143,787

	November 30, 2015
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term Asset (Liability)
Depreciation	$(250,811)	$(92,558)	$—	$(92,558)
Reserve for bad debts	4,911	1,812	1,812	—
Reserve for returns	907,777	335,003	335,003	—
Accrued Returns	407,992	150,564	150,564	—
Reserve for obsolete inventory	821,259	303,075	303,075	—
Vacation accrual	35,955	13,269	13,269	—
Bonus obligation unpaid	24,000	8,857	8,857	—
Restructuring costs	1,264,218	466,544	466,544	—
Charitable contributions	734,643	271,109	86,402	184,707
Section 263A costs	67,129	24,773	24,773	—
Loss carry forward	27,022,986	9,972,473	864,023	9,108,450
Net deferred tax asset		$11,454,921	$2,254,322	$9,200,599

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) is made up of the following components:

	Three Months Ended		Six Months Ended
	May 31,2016	May 31, 2015	May 31, 2016	May 31, 2015
Continuing Operations
Current tax - Federal	$—	$—	$—	$—
Current tax - State & Local	2,369	2,027	4,735	4,027
Deferred tax	244,685	(904,500)	374,489	(864,538)
Tax - Continuing Operations	$247,054	$(902,473)	$379,224	$(860,511)
Discontinued Operations
Current tax - Federal	—	—	—	—
Current tax - State & Local	—	—	—	—
Deferred tax	(4,192)	96,634	(7,665)	95,661
Tax - Discontinued Operations	$(4,192)	$96,634	$(7,665)	$95,661

Prepaid and refundable income taxes are made up of the following components:

Prepaid and refundable income taxes	Federal	State & Local	Total
May 31, 2016	$—	$71,466	$71,466
November 30, 2015	$—	$70,056	$70,056

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes computed at the statutory rate to the effective rate for the three months and six months ended May 31, 2016, and May 31, 2015 is as follows:

	Three Months Ended		Three Months Ended
	May 31, 2016		May 31, 2015
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Continuing Operations
Provision for (benefit from) income taxes at federal statutory rate	$230,535	34.00%	$(911,018)	34.00%
Changes in provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	19,663	2.90%	(77,704)	2.90%
Non-deductible expenses and other adjustments	(3,144)	(0.46)%	86,249	(3.22)%
Provision for (benefit from) income taxes at effective rate	247,054	36.44%	(902,473)	33.68%
Discontinued Operations
(Benefit from) provision for income taxes at federal statutory rate	$(3,911)	34.00%	$97,549	34.00%
Changes in benefit from income taxes resulting from:
State income taxes, net of federal income tax benefit	(334)	2.90%	8,320	2.90%
Non-deductible expenses and other adjustments	53	(0.46)%	(9,235)	(3.22)%
(Benefit from) provision for income taxes at effective rate for Discontinued Operations	$(4,192)	36.44%	$96,634	33.68%
Total Provision for (benefit from) income taxes at effective rate	$242,862	36.44%	$(805,839)	33.68%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended		Six Months Ended
	May 31, 2016		May 31, 2015
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Continuing Operations
Provision for (benefit from) income taxes at federal statutory rate	$346,532	34.00%	$(877,495)	34.00%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	29,557	2.90%	(74,845)	2.90%
Non-deductible expenses and other adjustments	3,135	0.31%	91,829	(3.56)%
Provision for (benefit from) income taxes at effective rate	379,224	37.21%	(860,511)	33.34%

Discontinued Operations
(Benefit from) provision for income taxes at federal statutory rate	$(7,004)	34.00%	$97,549	34.00%
Changes in (benefit from) provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	—	—%	8,320	2.90%
Non-deductible expenses and other adjustments	(661)	3.21%	(10,208)	(3.56)%
(Benefit from) provision for income taxes at effective rate	(7,665)	37.21%	95,661	33.34%

Total Provision for (benefit from) income taxes at effective rate	$371,559	37.21%	$(764,850)	33.34%

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

On December 1, 2015, the Company granted non-qualifed stock options under the Plan for 75,000 shares each to four directors: Sardar Biglari, Philip Cooley, Christopher Hogg and S. David Fineman. All options were granted at $3.16 per share. The closing price of the Company's stock on the date of grant was $3.16 per share. The options vest one year from the date of grant. The options expire on November 30, 2020. The Company has estimated the fair value of the options granted to be $263,550 as of the grant date, which amount shall be amortized as an expense over a one year period beginning December 1, 2015. The Company recorded a charge against earnings in the amount of $70,488 for the three months ended May 31, 2016 and $23,897 for the three months ended May 31 2015 for all outstanding stock options granted. The Company recorded a charge against earnings in the amount of $140,977 and 58,662, respectively, for the six months ended May 31, 2016 and 2015 for all stock options granted.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding at November 30, 2014	137,000	$3.40	5.4	—
Granted	185,000	$3.46	—
Exercised	—	—	—	—
Canceled or Forfeited	218,000	$3.45	—	—
Outstanding at November 30, 2015	104,000	$3.42	7.6	—
Granted	300,000	$3.16	—	—
Exercised	—	—	—	—
Canceled or Forfeited	—	—	—	—
Outstanding at February 29, 2016	404,000	$3.23	9.2	—
Granted	—
Exercised	—
Canceled or Forfeited	—
Outstanding at May 31, 2016	404,000	$3.23	9.0

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

	Three Months Ended		Six Months Ended
	May 31,2016	May 31, 2015	May 31,2016	May 31 2015
Net income (loss) available for common shareholders	$423,677	$(1,586,718)	$627,052	$(1,529,111)
Weighted average common shares outstanding-Basic	7,006,684	7,006,684	7,006,684	7,006,684
Net effect of dilutive stock options	119,649	—	81,431	—
Weighted average common shares and common shares equivalents—Diluted	7,126,333	7,006,684	7,088,115	7,006,684

Earnings (loss) per Share:
Basic
Continuing Operations	$0.06	$(0.25)	$0.09	$(0.25)
Discontinued Operations	$—	$0.03	$—	$0.03
Income	$0.06	$(0.22)	$0.09	$(0.22)

Diluted
Continuing Operations	$0.06	$(0.25)	$0.09	$(0.25)
Discontinued Operations	$—	$0.03	$—	$0.03
Income	$0.06	$(0.22)	$0.09	$(0.22)

For the three and six month periods ending May 31, 2016 and 2015 there were 404,000 and 312,000 shares, respectively, underlying previously issued stock options that were excluded from diluted loss per share because the effects of such shares were anti-dilutive.

NOTE 14 - RESTRUCTURING
On January 20, 2014, the Company announced that its Board of Directors had approved management’s plan to restructure the Company’s operations, and enter into a key business partnership with The Emerson Group, a premier sales and marketing company located in Wayne, Pennsylvania. As part of this change, the Company outsourced to Emerson certain sales and administrative functions effective February 1, 2014. In addition, warehousing and shipping was outsourced to Ozburn-Hessey Logistics "OHL", one of the largest integrated global supply chain management companies in the United States. The Company’s inventory was moved to an OHL-managed facility in Indianapolis, Indiana and shipping commenced from there as of the week of February 3, 2014. A key benefit of the outsourcing move is that it shifted a substantial portion of the Company’s current fixed costs into a variable cost structure moving forward which can ultimately help keep expenses in better alignment with any future revenue generated by its brands. As a result of the outsourcing, the Company reduced its work force. The Company's workforce as of May 31, 2016 has been reduced to 13 employees. As of May 31, 2016, there were unpaid severance costs of $1,164,672 which is recorded as an accrued expense on the Company's consolidated balance sheet. As of November 30, 2015, accrued restructuring costs were $1,676,781.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company made payments of $167,836 and $512,109, respectively for the three and six month periods ending May 31, 2016 related to the termination of employees during the quarter and year to date. The unpaid balance will be paid out during the balance of fiscal 2016 and the first quarter of fiscal 2017.
In April 2015, the Company moved from its facility at 200 Murray Hill Parkway, East Rutherford, New Jersey to a new facility at 65 Challenger Road, Suite 340, Ridgefield Park, New Jersey. The East Rutherford facility consisted of warehouses and offices totaling approximately 81,000 square feet of space. As a result of the outsourcing to the Emerson Group, the Company had not been using the warehouse space since December 2014. The facility at Ridgefield Park is located in an office building and consists of 7,414 square feet of office and allocated common space with an annual rental cost of $159,401 per year. In addition, the Company pays an electric charge of $1.75 per square foot per year. The lease is for five years and four months, commencing April 10, 2015, and contains a provision for four months of rent at no charge. In June 2015, the Company sub-let the East Rutherford facility. The terms of the sublet is for a monthly rent of $36,963 plus all common charges and utilities for a term of six years and ten and a half months, expiring in May 2022. The sub-lease provides for annual increases of 2% per year. The Company was leasing the East Rutherford facility for $41,931 per month, with annual increases equal to the change in the consumer price index. The lease expires in May 2022. The Company recorded an expense of $407,094 in the second quarter of fiscal 2015 as a restructuring charge as an estimate for the difference between the rent that the Company pays its landlord and the rent received from the sub-tenant over the term of the sub-lease. In addition, the Company recorded a restructuring expense of $155,245 for a commission to be paid to the real estate agent who negotiated the sub-lease.
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
The following table summarizes those components of the statement of operations for the discontinued brand, which contains additional returns for the three and six month periods ending May 31, 2016 and 2015:

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Revenues:
Sales of health and beauty-aid products-net	$(11,504)	$286,908	$(20,600)	$286,908
Total revenues	(11,504)	286,908	(20,600)	286,908
Costs and Expenses:
Cost of sales	—	—	—	—
Selling, general and administrative expenses	—	—	—	—
Advertising, cooperative and promotions	—	—	—	—
Total expenses	—	—	—	—
( Loss) income before provision for income taxes	(11,504)	286,908	(20,600)	286,908
(Benefit from) provision for income taxes	(4,192)	96,634	(7,665)	95,661
(Loss) income from Discontinued Operations	$(7,312)	$190,274	$(12,935)	$191,247

NOTE 16 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
David Edell served as a director during fiscal 2014 until September 5, 2014. Ira Berman is a former director. On September 5, 2014, the Company entered into Separation Agreements with David Edell and Ira Berman, (the “Founders”) whereby they are no longer required to perform any consulting services pursuant to their Amended and Restated Employment Agreements. The Company was required per the Separation Agreements to make an additional payment of $200,000 in the aggregate to the Founders by October 1, 2015 and pay $794,620 in the aggregate in fifteen equal monthly installments of $25,000 commencing on October 3, 2014. The Company, Mr. Edell and Mr. Berman agreed to defer the $200,000 payment until October 1, 2016. In addition, as of May 31, 2016, the Company owed $120,828 in the aggregate to Mr. Edell and Mr. Berman. This amount is being paid at the rate of $25,000 per month until fully paid.
On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. Capital Preservation Solutions, LLC is owned by Lance Funston, who also is the managing partner of Capital Preservations Holdings, LLC which owns common stock and all of the Company's Class A common stock. Contemporaneously with the signing of the Agreement, the Company issued a Warrant to Purchase Common Stock (the “Warrant”) to Capital whereby Capital may acquire upon exercise of the Warrant 1,892,744 shares of the Company’s Common Stock. The Warrant may be exercised in whole or in part at any time during the exercise period which is five years from the date of the Warrant. The Warrant bears a purchase price of $3.17 per share, subject to adjustments. The working capital line of credit and term loan principal balances were repaid on December 4, 2015 (see Note 8 - Debt Agreement for further information) . Interest and amortized financing costs in the amount of $0 and 3,085, respectively is recorded on the consolidated statement of operations for the quarter and six months ended May 31, 2016 as interest expense to a related party.
The Company entered into an agreement with Funston Media Management ("FMM"), effective December 1, 2015. FMM is owned by Lance Funston, the Company's Chairman of the Board and Chief Executive Officer. The independent members of the Board of Directors approved the agreement. The agreement provides for FMM to plan and act as an agent to provide any television, radio, internet and social media advertising for the Company's brands. Under the terms of the agreement, FMM receives a commission of 10% on all gross media spending for media that was planned or purchased by FMM on behalf of the Company, plus any out-of-pocket expenses. Commissions under

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the agreement in the amount of $38,667 and $62,484, respectively, is recorded on the consolidated statement of operations for the quarter and six months ended May 31, 2016 as an advertising expense.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements Regarding Forward-Looking Statements

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, liquidity, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters. Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate”, “estimate”, “expect”, “believe”, “will likely result”, “should”, “outlook”, “plan” “project” and other words and expressions of similar meaning. No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all forward-looking statements whenever they appear in this report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. In addition to the information in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and risks and uncertainties included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015 and other periodic reports filed with the United States Securities and Exchange Commission.
Overview
For the three months ended May 31, 2016, the company had net income from continuing operations of $430,989, and earnings per share, basic and fully diluted of $0.06 as compared to a net loss from continuing operations of $1,776,992, and loss per share, basic and fully diluted of $0.25 for the same period in fiscal 2015. For the three months ended May 31, 2016, the Company had a net loss from discontinued operations of $7,312, and loss per share, basic and fully diluted of $0.00 as compared to net income from discontinued operations of $190,274, and earnings per share, basic and fully diluted, of $0.03 for the same period in fiscal 2015. The total net income from continuing and discontinued operations for the three months ended May 31, 2016 was $423,677 as compared to net loss of $1,586,718 for the same period ended May 31, 2015. Since the Company decided to discontinue the Gel Perfect brand in the second quarter of fiscal 2014, the Company has shown the results of operations pertaining to the Gel Perfect brand as Discontinued Operations in the Consolidated Statement of Operations for the three and six months ended May 31, 2016 and May 31, 2015. As of May 31, 2016, the Company had $8,120,359 in current assets and $11,041,648 in current liabilities. The Company's credit agreement does not expire until December 2018, however outstanding amounts are classified as a current liability.
The Company continues to reduce personnel as part of its restructuring plan. As of May 31, 2016 the Company had reduced its work force to 13 full-time employees. The Company plans on reducing its work force further by the end of the third quarter of fiscal 2016. Severance costs as a result of the reduction in work force are recorded as a restructuring expense.
Operating Results for the Three Months Ended May 31, 2016
For the three months ended May 31, 2016, the Company had total revenues of $5,679,751 and a net profit from continuing operations of $430,989 after a provision for tax of $247,054, and a loss from discontinuing operations of $7,312 after a tax benefit of $4,192 for a total net income of $423,677. For the same three month period in 2015, total revenues were $6,670,233 and net loss from continuing operations was $1,776,992 after a tax benefit of $902,473, and income from discontinued operations of $190,274 after a provision for taxes of $96,634 for a total net loss of $1,586,718. The basic and fully diluted earnings per share from continuing operations was $0.06, and $0.00 per share for discontinued operations for the second quarter of fiscal 2016 as compared to a loss per share of $0.25 from continuing operations and earnings per share of $0.03 for discontinued operations for the second quarter of fiscal 2015. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the second quarter of fiscal 2016 were reduced by $284,843, comprised of cooperative advertising recorded as sales incentives of $275,126, and coupons of $9,717. This amount was offset by an equal reduction of trade promotional expenses, which were included in the Company's advertising expenses. The co-operative advertising of $275,126 is net of a reduction of $300,000 as a result of writing off co-operative advertising contracts from fiscal 2013 that have been finalized. In the same period of the prior year, net sales were reduced by $728,119, comprised of cooperative advertising recorded as sales incentives of $705,561 and coupons of $20,558. The $707,561 was offset by an equal reduction of trade promotional expenses, which were included in the Company's advertising expense.Trade promotion was offset by the amount of sales incentives that reduced net sales. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income (loss).
The Company’s net sales of health and beauty aid products decreased $991,444 to $5,675,177 for the three months ended May 31, 2016 from $6,666,621 for the three months ended May 31 2015, a decrease of 14.9%. Sales returns and allowances, not including sales incentives, were 6.0% of gross sales or $380,104 for the three months ended May 31, 2016 as compared to 12.3% or $1,011,102 for the same period last year. Sales incentives consists of co-operative advertising with the Company’s retail partners and coupons. Sales incentives were $284,843, in the second quarter 2016 as compared to $707,561 for the same period in 2015, a decrease of $422,718. The decrease in the second quarter of fiscal 2016 was caused in part from the write off of $300,000 of co-operative advertising commitments from fiscal 2013, which caused a reduction in sales incentives for the quarter. The write off and resulting reduction was to close out cooperative advertising that the Company determined would not be utilized. The cost of the coupons issued by the Company was $9,717 for the second quarter 2016 as compared to $20,558 for the same period in 2015. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.
The Company’s net sales, by category, for the second quarter 2016 as compared to the same quarter 2015 were:

	Three Months Ended May 31
	2016		2015
Category	Net Sales	%TTL	Net Sales	%TTL
Skin Care	$3,537,839	62.4%	$3,905,814	58.6%
Oral Care	2,055,106	36.2%	2,310,950	34.7%
Miscellaneous	155,511	2.7%	(558,150)	(8.4)%
Nail Care	(72,120)	(1.3)%	638,346	9.6%
Analgesic	(665)	(0.1)%	4,757	—%
Hair	—	—%	(528)	—%
Fragrance	(494)	—%	365,432	5.5%
Total Continued Operations	$5,675,177	100%	$6,666,621	100.0%
Net sales were affected by the following factors:

•
Net sales of skin care products decreased $367,975 for the three months ended May 31, 2016, as compared to the same period in 2015. The decrease in net sales was due to decreased gross sales and the discontinuation of Scar Zone at one retailer.

•
Net sales of oral care products decreased $255,844 for the three months ended May 31, 2016 as compared to the same period in fiscal 2015. Net sales were lower due to lower sales of toothpaste products as a result of decreased distribution and higher returns.

•
Net sales of nail care products decreased $710,466 for the three months ended May 31, 2016 as compared to the same period in fiscal 2015. The net sales decreased due to lower gross sales as a result of decreased distribution and higher returns.

•
Net sales of the Company’s fragrance products decreased $365,926 for the three months ended May 31, 2016 , as compared to the same period in fiscal 2015. Gross sales decreased due to an order that was to have shipped in the second quarter that has been delayed and will ship in the third quarter of fiscal 2016.

Gross profit margins increased to 62.6% for the three months ended May 31, 2016 from 56.2% for the same period in fiscal 2015. The increase was due to lower cost of goods sold, lower sales returns of 6.00% for the second quarter 2016 as compared to12.3% for the same period in 2015 and lower sales incentives.
Selling, general and administrative expenses for the three months ended May 31, 2016 were $2,093,823 as compared to $3,032,771 for the three months ended May 31 2015, a decrease of $938,948. The decrease in expenses is comprised of:

•
Personnel costs decreased approximately $401,000 in the second quarter of fiscal 2016 as compared to the same period in fiscal 2015 due to the reduction in work force implemented as a result of the restructuring plan.

•	Rent and utilities costs decreased approximately $125,000. This decrease is the result of moving to smaller office space and subletting the Company's former premises.

•	Decrease in the Emerson fees and freight charges of approximately $168,000. This decrease is due to lower sales in 2016.

•	A loss on disposal of fixed assets of approximately $128,000 in the second quarter of fiscal 2015.

•	Decrease in legal and accounting expense by approximately $85,000.

•	The balance of the increase or decrease in expense comprised a number of smaller expense categories.
Advertising, cooperative and promotions expenses for the three months ended May 31, 2016 were $532,327 as compared to $1,500,875 for the three months ended May 31 2015. The decreased expense of $968,548 was due to decreased media spending and commercial costs.
Research and development costs increased to $26,726 in the second quarter of fiscal 2016 as compared to $13,205 for the same period in fiscal 2015.
The income from continuing operations before provision for income taxes was $678,043 for the quarter ended May 31, 2016, and the provision for income tax from continuing operations was $247,054.
The Company, as previously disclosed, discontinued the Gel Perfect nail color brand in the second quarter of fiscal 2014. Accordingly, the Company has recorded the results of the operations of the brand as discontinued operations in the consolidated statements of operations. The components of discontinued operations for the three months ended May 31, 2016 and 2015 were:

	Three Months Ended
	May 31, 2016	May 31, 2015
Revenues:
Sales of health and beauty-aid products-net	$(11,504)	$286,908
Total revenues	(11,504)	286,908
Costs and Expenses:
Cost of sales	—	—
Selling, general and administrative expenses	—	—
Advertising, cooperative and promotions	—	—
Total expenses	—	—
Loss before provision for income taxes	(11,504)	286,908
Benefit from income taxes	(4,192)	96,634
Loss from Discontinued Operations	$(7,312)	$190,274
The provision for income tax had an effective rate for the second quarter of fiscal 2016 of 36.4% as compared to an effective rate of 33.7% of the net income before tax for the same period in fiscal 2015. The differences in the tax rates was due to changes in the deferred tax differences that the Company recorded.

OPERATING RESULTS FOR THE SIX MONTHS ENDED MAY 31, 2016
For the six months ended May 31, 2016, the Company had total revenues of $10,364,195 and a net income from continuing operations of $639,987 after a tax provision of $379,224. For the same six month period in 2015, total revenues were $13,627,749 and net loss from continuing operations were $1,720,358 after a tax benefit of $860,511. The basic and fully diluted earnings per share from continuing operations was $0.09 for the first six months ended May 31, 2016 as compared to a loss of $0.25 per share for the first six months of fiscal 2015. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the six months ended May 31, 2016 were reduced by $794,572 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense. In the same period of the prior year, net sales were reduced by $750,828 and trade promotion was offset by an equal reduction of that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income (loss). Trade promotional expenses for 2016 and 2015 are similar. In the first six months of 2016, we had write-offs of co-operative advertising contracts of $300,000, and in the same period in fiscal 2015 write-offs of $505,649. The adjustment made in the second quarter 2016 was for write-offs to close out cooperative advertising from fiscal year 2013 that the Company determined would not be utilized. In the first six months of fiscal 2015, there were two primary adjustments that had the effect of increasing net income: $404,109 expense decrease for the write off of 2012 open co-operative advertising contracts and $61,540 expense decrease due to cancellation of specific fiscal 2014 contracts as the Company was informed the events were not run.
The Company’s net sales of health and beauty aid products decreased $3,264,030 to $10,355,449 for the six months ended May 31, 2016 from $13,619,479 for the six months ended May 31, 2015, a decrease of 24.0%. Included in net sales are the cost of sales incentives which consist of co-operative advertising with the Company’s retail partners and coupons. The amount of cooperative advertising included in sales incentives decreased by $76,437 to $827,265 in the six months ended May 31, 2016 as compared to $750,828 in the same period in 2015. The cost of the coupons issued by the Company was $32,693 for the six months ended May 31, 2016 as compared to $64,035 for the same period in 2015. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.
The Company’s net sales by category for the six months ended May 31, 2016 as compared to the same period in 2015 were:

	Six Months Ended May 31
	2016		2015
Category	Net Sales	%TTL	Net Sales	%TTL
Skin Care	$5,856,415	56.6%	$6,987,567	51.3%
Oral Care	4,043,428	39.0%	4,863,174	35.7%
Miscellaneous	232,193	2.2%	(420,531)	(3.1)%
Nail Care	181,938	1.8%	1,741,264	12.8%
Analgesic	43,034	0.4%	87,541	0.6%
Hair	201	—%	(538)	—%
Fragrance	(1,760)	—%	361,002	2.7%
Total Continued Operations	$10,355,449	100%	$13,619,479	100.0%

The following were factors that affected net sales for the six months ended May 31, 2016:

•
Net sales of skin care products decreased $1,131,152 for the six months ended May 31, 2016, as compared to the same period in fiscal 2015 due to lower sales. Skin care had lower returns and allowances in 2016, but sales incentives were significantly higher, which also contributed to the decrease in net sales, along with the discontinuation of the Scar Zone product at one retailer.

•
Net sales of oral care products decreased $819,746 for the six months ended May 31, 2016, as compared to the same period in fiscal 2015 due to lower gross sales. Returns and allowances remained the same for both time periods, sales incentives for 2016 decreased, however lower sales of toothpaste products contributed to the decrease on net sales.

•
Net sales of nail care products decreased $1,559,326 for the six months ended May 31, 2016 as compared to the same period in fiscal 2015. The net sales decreased due to lower gross sales as a result of decreased distribution and higher returns.

•
Net sales of the Company’s fragrance products decreased $362,762 for the six months ended May 31, 2016 , as compared to the same period in fiscal 2015. Gross sales decreased due to an order that was scheduled to ship in the second quarter of fiscal 2016 and was delayed until the third quarter of fiscal 2016.

	Six Months Ended May 31
	2016	2015
Sales of health and beauty aid products - Net	$10,355,449	$13,619,479
Cost of Sales	3,936,853	5,238,800
Gross Margin	$6,418,596	$8,380,679
	62.0%	61.5%

The gross margin percentage for the six months ended May 31, 2016 increased to 62.0%, as compared to 61.5% for the same period in 2015.

Selling, general and administrative expenses decreased to $4,152,494 for the six months ended May 31, 2016 as compared to $6,135,627 for the same period in 2015, or a decrease of $1,983,133. The following factors contributed to the decrease:
Shipping costs decreased approximately $315,000 in the six months ended May 31, 2016 as compared to the same period in fiscal 2015. The decrease was due to decreased sales.
Personnel costs decreased approximately $1,100,000 in the six months ended May 31, 2016 as compared to the same period in fiscal 2015 due to the reduction in work force implemented as a result of the outsourcing plan, as well as a reduction in work force that took place in the first two quarters of fiscal 2015.
Dues and subscription expenses decreased $63,000 in the six months ended May 31, 2016 as compared to the same period in fiscal 2015 as a result of the decrease in personnel and the outsourcing of sales functions to the Emerson Group.
Rent and related expenses decreased approximately $332,906 in the six months ended May 31, 2016 as compared to the same period in fiscal 2015. The decrease is due to the difference in rent costs between the Company's old facility in East Rutherford, New Jersey as compared to the new facility in Ridgefield Park, New Jersey (see Note 14 - Restructuring for further information regarding the facility move).
The balance of the increase or decrease in expense comprised a number of smaller expense categories.

Advertising expense was $848,783 for the six months ended May 31, 2016 as compared to $2,449,832 for the six months ended May 31, 2015. The advertising expense decrease of $1,601,049 was due to lower media spend and commercial costs for the Sudden Change, Plus White, Mega-T and Bikini Zone brands.
The income before provision for income taxes was $1,019,211 for the six months ended May 31, 2016 from continuing operations, and the provision for income tax from continuing operations was $379,224. The loss before benefit for income tax was $2,580,869 for the six months ended May 31, 2015 from continuing operations, and the benefit from income tax from continuing operations was $860,511.
The Company, as previously disclosed, has discontinued the Gel Perfect nail color brand, and accordingly has recorded the results of the operations of that brand as discontinued operations in the consolidated statements of operations. The loss before benefit from income taxes was $20,600 for the six months ended May 31, 2016 from discontinued operations, and the benefit from income tax was $7,665. The components of discontinued operations for the six months ended May 31, 2016 and 2015 were:

	Six Months Ended May 31
	2016	2015
Revenues:
Sales of health and beauty-aid products-net	$(20,600)	$286,908
Total revenues	(20,600)	286,908
Costs and Expenses:
Cost of sales	—	—
Selling, general and administrative expenses	—	—
Advertising, cooperative and promotions	—	—
Total expenses	—	—
Loss before provision for income taxes	(20,600)	286,908
Benefit from income taxes	$(7,665)	95,661
Loss from Discontinued Operations	$(12,935)	$191,247

The effective tax rate for the six months ended May 31, 2016 was 37.2% versus 33.3% for the six months ended May 31, 2015. The difference in the tax rate was due to changes in the permanent tax differences that the Company recorded in the first six months of fiscal 2015.
Financial Position as of May 31, 2016
As of May 31, 2016, the Company had working capital of $(2,921,289) as compared to $(2,474,868) as of the year ended November 30, 2015. The ratio of total current assets to current liabilities is 0.7 to 1.0 as of May 31, 2016, which is unchanged from November 30, 2015. The Company’s cash position at May 31, 2016 was $207,757, as compared to $509,884 as of November 30, 2015. As of May 31, 2016, there were no dividends declared but not paid.
Accounts receivable as of May 31, 2016 and November 30, 2015 were $1,858,078 and $2,112,055, respectively. The decrease in accounts receivable was due to a decrease in reserves for returns as a result of a lower returns experience during the quarter offset by lower gross sales. Included in net accounts receivable are an allowance for doubtful accounts, a reserve for returns and allowances and a reduction based on an estimate of cooperative advertising that will be taken as credit against payments. The allowance for doubtful accounts was $27,265 and $4,911 for May 31, 2016 and November 30, 2015, respectively. The allowance for doubtful accounts is a combination of specific and general reserve amounts relating to accounts receivable. The general reserve is calculated based on historical percentages applied to aged accounts receivable and the specific reserve is established and revised based on individual customer circumstances.
The reserve for returns and allowances is based on the historical returns as a percentage of sales in the three preceding months and a specific reserve based on customer circumstances and product lines. This allowance decreased to $823,542 as of May 31, 2016 from $1,315,769 as of November 30, 2015. The decrease was due to lower returns experience over the past three months. Of this amount, allowances and reserves of $205,652 as of May 31, 2016, which are anticipated to be deducted from future invoices, are included in accrued liabilities.
Gross receivables were further reduced by $487,197 as of May 31, 2016, which was reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against current accounts receivable balances. In addition, accrued liabilities include $1,948,790, which is an estimate of co-operative advertising expense which are anticipated to be deducted from future invoices rather than current accounts receivable.
Inventories were $3,131,279 and $3,236,802, as of May 31, 2016 and November 30, 2015, respectively. The reserve for inventory obsolescence is based on a detailed analysis of inventory movement. The inventory obsolescence reserve decreased to $462,205 as of May 31, 2016 from $821,259 as of November 30, 2015. This decrease was primarily due to close out sales and the disposal of obsolete inventory during the first two quarters of fiscal 2016. Changes to the inventory obsolescence reserves are recorded as an increase or decrease to cost of sales.
Prepaid expenses and sundry receivables increased to $907,469 as of May 31, 2016 from $697,097 as of November 30, 2015 in the normal course of business.
Prepaid and refundable income taxes decreased to $71,466 as of May 31, 2016, from $70,056 as of November 30, 2015 .
The amount of deferred income tax reflected as a current asset decreased to $1,944,310 as of May 31, 2016 from $2,254,322 as of November 30, 2015. The $310,012 decrease was primarily due to changes in temporary differences reflected in short term deferred tax assets. The amount of deferred income tax recorded as a non-current asset was $9,143,787 as of May 31, 2016. Deferred taxes that the Company estimates will be realized in periods beyond the next twelve months are recorded as a non-current asset.
The Company’s investment in property and equipment consisted mostly of leasehold improvements, office furniture and equipment, and computer hardware and software to accommodate our personnel in addition to tools and dies used in the manufacturing process. The Company acquired $29,496 of additional property and equipment during the first six months of fiscal 2016.

Current liabilities are $11,041,648 and $11,355,084, as of May 31, 2016 and November 30, 2015 respectively. Current liabilities at May 31, 2016 consisted of accounts payable and accrued liabilities and short-term capital lease obligations. As of May 31, 2016, there was $2,435,987 of open cooperative advertising commitments, of which $610,320 is from 2016, $655,389 is from 2015, $881,111 is from 2014 and $289,167 from 2013. Of the total amount of $2,435,987, $487,197 is reflected as a reduction of gross accounts receivables, and $1,948,790 is recorded as an accrued expense. Cooperative advertising is advertising that is run by the retailers in which the Company shares in part of the cost. If it becomes apparent that this cooperative advertising was not utilized, the unclaimed cooperative advertising will be offset against the expense during the fiscal year in which it is determined that it did not run. This procedure is consistent with the prior year’s methodology with regard to the accrual of unsupported cooperative advertising commitments.
The Company’s long-term obligations is a portion of its capitalized leases, which is for certain office and warehouse equipment, long term accrued liabilities and a security deposit received from the sub-tenant of the Company's former facility in East Rutherford, New Jersey. The long term accrued liabilities decreased to $298,051 as of May 31, 2016 as compared to $1,242,282 as of November 30, 2015 due to payments made.
Stockholders’ equity increased to $7,157,164 as of May 31, 2016 from $6,389,141 as of November 30, 2015. The increase was due to increases in retained earnings as a result of the net income in the first two quarter of fiscal 2016 and increases in additional paid-in capital. The Company issued stock options to the board of directors during the first quarter of fiscal 2016. The Company had previously issued options in fiscal 2014 and 2015. The fair value of the stock option grants were estimated on the date of the grant using a Black-Scholes valuation model. As a result, $140,977 was recorded as a deferred compensation expense in the first six months of fiscal 2016 and additional paid-in capital was increased by the same amount (See note 11, Stock Based Compensation for further information).
The Company's cash flow had $44,626 provided by operating activities during the six months of fiscal 2016, as compared to $1,932,456 that was used in operating activities during the same period in fiscal 2015. The positive cash flow from operations for the first six months of fiscal 2016 as compared to the same period in fiscal 2015 was due to the following:

•	Higher net income of $627,052 in the first six months of fiscal 2016 as compared to a loss of $1,529,111 for the same period in fiscal 2015.

•
There was a decrease in accounts receivable which increased cash provided of $226,678 during the six months of fiscal 2016 as compared to a utilization of cash due to the $904,420 increase in accounts receivable during the six months of fiscal 2015 .

•
The increases provision of cash was offset partially by accounts payable and accrued liabilities decreasing $1,341,765 during the first quarter of fiscal 2016, utilizing cash, as compared to a decrease of $1,143,122 during the first quarter of fiscal 2015.

The Company's reduction in accounts payable and accrued liabilities included payments of severance to employees of $344,273 that were recorded in prior periods as restructuring expense, payments of $37,500 each to David Edell and Ira Berman, the expense of which was recorded in fiscal 2014 (see Note 16 - Certain Relationships and Related Transaction for more information regarding Edell and Berman) and payments of $360,000 for advertising expenses incurred in fiscal 2015 for which the Company has payment plans with the media companies.
Net cash used by investing activities was $28,996 for the first six months of fiscal 2016 was primarily for the acquisition of equipment, as compared to $97,129 during the same period in fiscal 2015. Net cash used by financing activities during the first six months of fiscal 2016 was $317,757 as compared to cash provided of $2,096,047 for the same period in fiscal 2015. Included in financing activities was deferred financing fees paid of $387,559 as a result of the Company's debt financing (See Note 8 - Debt Agreement for further information regarding the financing).
Liquidity and Capital Resources

Liquidity is defined as the ability to generate adequate amounts of cash to meet short-term and long-term business needs. We assess our liquidity in terms of our total cash flow and the amounts of cash, short-term and long-term marketable securities on hand. Significant factors that could affect our liquidity include the following:

•	Cash flow generated or used by operating activities

•	Payments of restructuring and related expenses

•	Inability to receive favorable credit terms from the Company's vendors

•	Large product returns from customers which are deducted from cash remittances
Our primary capital needs are working capital requirements for the purchase of inventory and to support increases in accounts receivable. As of May 31, 2016, the Company had cash of $207,757. The Company’s long term liabilities as of May 31, 2016 were $298,051 consisting mainly of media advertising ran in fiscal 2015 for which the Company has payment plans with the media companies, capital lease obligations of $1,908 and a security deposit received from the sub-tenant of the Company's former facility of $147,853. The Company had borrowings against its line of credit of $3,790,096 as of May 31, 2016. The Company is continuing its work to complete its restructuring plans which is expected to result in additional cash flow savings to be realized over future quarters. The Company believes that it has sufficient resources to funds its operations over the next twelve months.
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
4 - Deferred Taxes - The deferred taxes are an estimate of the future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the loss incurred in fiscal 2015 and prior years, the benefit of which will be carried forward into future tax years.   Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized.  The Company has begun to reduce the deferred tax assets due to the net income in the first six months of fiscal 2015. Management has estimated that it will utilize the entire deferred tax asset in future years based on anticipated future profitability.  However, anticipated future profitability may be impacted if the Company’s sales decrease from current levels or due to other factors discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016 for the year ended November 30, 2015. The portion that management expects to utilize in fiscal 2016 is recorded as a short term asset, and the portion that management expects to utilize in fiscal years subsequent to fiscal 2016 is recorded as a long term asset.
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
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of May 31, 2016 the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control overall financial reporting.

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
The following exhibits are included as part of this report:

CCA INDUSTRIES, INC. AND SUBSIDIARIES

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.Def	Definition Linkbase Document

101.Pre	Presentation Linkbase Document

101.Lab	Labels Linkbase Document

101.Cal	Calculation Linkbase Document

101.Sch	Schema Document

101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: July 15, 2016

CCA INDUSTRIES, INC.

By:	/s/ STEPHEN A. HEIT
Stephen A. Heit Chief Financial Officer and Chief Accounting Officer, and duly authorized signatory on behalf of Registrant