Form 10-Q
period 2016-08-31
CCA INDUSTRIES INC
filed 2016-10-14
CIK 721447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 14, 2016 there were (i) 6,038,982 shares of the issuer’s common stock, par value $0.01, outstanding; and (ii) 967,702 shares of the issuer’s Class A common stock, par value $0.01, outstanding.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Part I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31, 2016	November 30, 2015
ASSETS	(Unaudited)
Current assets:
Cash & cash equivalents	$575,588	$509,884
Accounts receivable, net of allowances of $745,277 and $912,688, respectively	2,140,770	2,112,055
Inventories, net of reserve for inventory obsolescence of $331,585 and $821,259, respectively	2,943,198	3,236,802
Prepaid expenses and sundry receivables	426,026	697,097
Prepaid and refundable income taxes	52,004	70,056
Deferred income taxes	1,905,892	2,254,322
Total Current Assets	8,043,478	8,880,216

Property and equipment, net of accumulated depreciation	246,939	205,034
Intangible assets, net of accumulated amortization	433,875	434,166
Deferred financing fees, net of accumulated amortization	291,153	—
Deferred income taxes	9,003,544	9,200,599
Other	430,544	430,544
Total Assets	$18,449,533	$19,150,559

LIABILITIES AND CAPITAL
Current Liabilities:
Accounts payable & accrued liabilities	$6,574,170	$7,645,553
Capital lease obligation - current portion	3,658	9,531
Line of credit	3,868,296	—
Line of credit - related party	—	2,700,000
Term loan - related party	—	1,000,000
Total Current Liabilities	10,446,124	11,355,084

Long term accrued liabilities	278,665	1,242,282
Capitalized lease obligations	647	16,199
Long term - other	147,853	147,853
Total Liabilities	10,873,289	12,761,418

Shareholders' Equity:
Preferred stock, $1.00 par, authorized 20,000,000 none issued	—	—
Common stock, $.01 par, authorized 15,000,000 shares, issued and outstanding 6,038,982 and 6,038,982 shares, respectively	60,390	60,390
Class A common stock, $.01 par, authorized 5,000,000 shares, issued and outstanding 967,702 and 967,702 shares, respectively	9,677	9,677
Additional paid-in capital	4,120,566	3,881,882
Retained earnings	3,385,611	2,437,192
Total Shareholders' Equity	7,576,244	6,389,141
Total Liabilities and Shareholders' Equity	$18,449,533	$19,150,559
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended August 31		Nine Months Ended August 31
	2016	2015	2016	2015
Revenues:
Sales of health and beauty aid products - net	$5,036,658	$7,055,399	$15,392,107	$20,674,878
Other income	4,535	24,274	13,281	32,544
Total Revenues	5,041,193	7,079,673	15,405,388	20,707,422
Costs and Expenses:
Cost of sales	2,309,056	2,704,117	6,245,909	7,942,917
Selling, general and administrative expenses	1,836,891	2,802,437	5,860,150	8,934,651
Advertising, cooperative and promotional expenses	241,335	836,373	1,219,353	3,286,204
Research and development	9,571	17,710	44,498	58,340
Bad debt (recovery) expense	(4,584)	(2,356)	22,715	(13,467)
Interest expense - related party	—	438,144	3,085	1,288,439
Interest expense	132,531	4,286	474,074	14,904
Total Costs and Expenses	4,524,800	6,800,711	13,869,784	21,511,988
Restructuring costs	—	(29,507)	—	1,467,835
Total Costs and Expenses	4,524,800	6,771,204	13,869,784	22,979,823
Income (loss) before provision for (benefit from) income taxes	516,393	308,469	1,535,604	(2,272,401)
Provision for (benefit from) income taxes	195,026	133,389	574,289	(733,231)
Income (Loss) from Continuing Operations	$321,367	$175,080	$961,315	$(1,539,170)
Discontinued Operations
(Loss) income from Discontinued Operations	—	(198,402)	(20,600)	88,506
(Benefit from) provision for income taxes	—	(73,211)	(7,704)	28,558
(Loss) Income from Discontinued Operations	—	(125,191)	(12,896)	59,948
Net Income (Loss)	$321,367	$49,889	$948,419	$(1,479,222)

Earnings (Losses) per Share:
Basic
Continuing Operations	$0.05	$0.02	$0.14	$(0.22)
Discontinued Operations	$—	$(0.02)	$—	$0.01
Income (Loss)	$0.05	$—	$0.14	$(0.21)
Diluted
Continuing Operations	$0.05	$0.02	$0.14	$(0.22)
Discontinued Operations	$—	$(0.02)	$—	$0.01
Income (Loss)	$0.05	$—	$0.14	$(0.21)
Weighted Average Common Shares Outstanding
Basic	7,006,684	7,006,684	7,006,684	7,006,684
Diluted	7,048,011	7,006,684	7,074,893	7,006,684
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended August 31,
	2016	2015
Cash Flows from Operating Activities:
Net Income (Loss)	$948,419	$(1,479,222)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	60,056	128,826
Change in allowance for bad debts	22,715	(13,467)
Loss on write off of fixed assets	1,575	843,081
Debt discount amortization	—	145,638
Deferred financing fees amortization	96,406	998,592
Stock based compensation	238,685	82,536
Deferred income taxes	545,485	(699,535)
Change in Operating Assets & Liabilities:
(Increase) in accounts receivable	(51,430)	(1,679,535)
Decrease in inventory	293,604	1,395,647
Decrease (Increase) in prepaid expenses and other receivables	271,071	(347,092)
Decrease in prepaid income and refundable income tax	18,052	436,832
(Increase) in other assets	—	(430,544)
(Decrease) in accounts payable and accrued liabilities	(2,035,000)	(1,470,576)
Increase in other liabilities	$—	174,915
Net Cash Provided by (Used in) Operating Activities	409,638	(1,913,904)
Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(103,745)	(106,398)
Proceeds from sale of property, plant and equipment	500	—
Net Cash (Used in) Investing Activities	(103,245)	(106,398)
Cash Flows from Financing Activities:
Proceeds from line of credit - related party	—	2,100,000
Payment on line of credit - related party	(2,700,000)	—
Payments on tern loan - related party	(1,000,000)
Proceeds from line of credit, net	3,868,296	—
Payment of deferred financing fees	(387,559)	—
Payments for capital lease obligations	(21,426)	(4,421)
Net Cash (Used in) Provided by Financing Activities	(240,689)	2,095,579
Net Increase in Cash	65,704	75,277
Cash and Cash Equivalents at Beginning of Period	509,884	241,621
	$575,588	$316,898
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$342,945	$169,704
Income taxes	$6,146	$—
See Notes to Consolidated Financial Statements

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three and nine month periods ending August 31, 2016 are not necessarily indicative of the results that may be expected for the entire year ended November 30, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2015. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

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
Accounts Receivable:
Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowance for cooperative advertising and reserves for returns which are anticipated to be taken as credits against the balances as of August 31, 2016. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised.

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
Depreciation and amortization are provided utilizing the straight-line method over the following estimated useful lives or lease terms of the assets, whichever is shorter:

Computer equipment	3-5 Years
Furniture and fixtures	3-10 Years
Tools, dies and masters	3 Years
Leasehold improvements	Remaining life of the lease (3 years 9 months)

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
Long-Lived Assets:
Long-lived assets are assets in which the Company has an economic benefit for longer than twelve months from the date of the financial statement. Long-lived assets include property and equipment, intangible assets, deferred financing fees, deferred income taxes and other assets. The Company evaluates impairment losses on long-lived assets used in operations when events and circumstances indicate that the asset might be impaired. If the review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to its fair value. Fair value will be determined based on discounted cash flows or appraisals. Impairments are recorded in the statement of operations as part of selling, general and administrative expenses. No impairments were recorded in the nine months ended August 31, 2016 and August 31, 2015.
Revenue Recognition: (See also Cooperative Advertising)
The Company recognizes sales in accordance with ASC Topic 605 “Revenue Recognition”. Revenue is recognized upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Included in sales incentives are coupons that the Company issues that are redeemed by its customers. Redemptions are handled by a coupon national clearing house. The Company also has estimated that there is an approximate six week lag in coupon redemptions, with the estimated cost recorded as an accrued liability. Although no legal right of return exists between the customer and the Company, returns, including return of unsold products, are accepted if it is in the best interests of the Company's relationship with the customer. The Company, therefore, records a reserve for returns based on the historical returns as a percentage of sales in the three preceding months and specific reserve based on customer circumstances and product circumstances. Those

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

returns which are anticipated to be taken as credits against the balances as of August 31, 2016 are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Changes in the estimated coupon reserve and sales return reserve are recorded to Sales of health and beauty aid products - net, in the Consolidated Statement of Operations.
Cooperative Advertising:
Cooperative advertising is accrued based on a combination of new contracts given to the customers in the current fiscal year, along with liabilities open from prior years. Specific new contracts in the current fiscal year are identified as sales incentives (see sales incentives) and those contracts reduce revenues for the current period. The balances for all years open are reduced throughout the year by either the customer advertising and submitting the proof according to the contract or by customer post audit adjustments that finalize any amount due. Any item open more than three years is closed unless management believes that a deduction may still be taken by the customer. The portion of cooperative advertising recorded as sales incentives was reduced by $300,000 in the nine months ended August 31, 2016 to reduce open cooperative advertising contracts for 2013 for events that have been finalized. There were no reductions in the first and third quarters of fiscal 2016. The balance of the remaining open cooperative advertising is allocated between accrued liabilities and the allowance for cooperative advertising based the customer's open accounts receivable balance.
Sales Incentives:
The Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expense. These accounting adjustments do not affect net income.
Shipping Costs:

The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. Shipping costs included for the three months ended August 31, 2016 and August 31, 2015 were $122,914 and $158,878, respectively. Shipping costs included for the nine months ended August 31, 2016 and August 31, 2015 were $377,861 and $505,557, respectively.
Advertising Costs:
The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the three months ended August 31, 2016 and August 31, 2015 were $241,335 and $836,373, respectively. Advertising, cooperative and promotional expenses for the nine months ended August 31, 2016 and August 31, 2015 were $1,219,353 and $3,286,204, respectively.
Research and Development Costs:
The Company's policy for financial reporting is to charge research and development costs to expense as incurred. Research and development costs for the three months ended August 31, 2016 and August 31, 2015 were $9,571 and $17,710, respectively. Research and development costs for the nine months ended August 31, 2016 and August 31, 2015 were $44,498 and $58,340 , respectively.
Income Taxes:
Income taxes are accounted for under ASC Topic 740 “Income Taxes”, which utilizes the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the losses incurred in fiscal 2015 and prior years, the benefit of which will be carried forward into future tax years. Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized. Management has

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

estimated that it will utilize the entire deferred tax asset in future years based on anticipated future profitability.  However, anticipated future profitability may be impacted if the Company’s sales decrease from current levels or due to other factors discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016 as supplemented in this Form 10-Q. The portion that management expects to utilize within twelve months of the period ended August 31, 2016 is recorded as a current asset, and the portion that management expects to utilize in subsequent periods is recorded as a long term asset.

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of August 31, 2016 and November 30, 2016. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
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
Stock Options:
ASC Topic 718, “Stock Compensation,” requires stock grants to employees to be recognized in the consolidated statement of operations based on their fair values. The Company issued stock options in fiscal 2016 and 2015, see Note 12 for details.
Recent Accounting Pronouncements:
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements, other than any that were disclosed in prior Company filings with the SEC.

NOTE 4 - INVENTORIES
The components of inventory consist of the following:

	August 31, 2016	November 30, 2015
Raw materials	$735,770	$1,022,516
Finished goods	2,207,428	2,214,286
	$2,943,198	$3,236,802

At August 31, 2016 and November 30, 2015, the Company had a reserve for obsolescence of $331,585 and $821,259, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	August 31, 2016	November 30, 2015
Furniture and equipment	$557,124	$459,786
Tools, dies and masters	462,542	462,542
Capitalized lease obligations	15,286	15,286
Leasehold improvements	35,017	35,017
	$1,069,969	$972,631
Less: Accumulated depreciation	823,030	767,597
Property and Equipment—Net	$246,939	$205,034

Depreciation expense for the three months ended August 31, 2016 and August 31, 2015 amounted to $20,846 and $23,745, respectively. Depreciation expense for the nine months ended August 31, 2016 and August 31, 2015 amounted to $59,765 and $128,535 , respectively.

NOTE 6 - INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for ten product lines.

	August 31, 2016	November 30, 2015
Patents and trademarks	$580,007	$580,007
Less: Accumulated amortization	146,132	145,841
Intangible Assets - Net	$433,875	$434,166

Patents are amortized on a straight-line basis over their legal life of 17 years. Trademarks have an indefinite life and are reviewed annually for impairment or more frequently if impairment indicators occur. Amortization expense for the three months ended August 31, 2016 and 2015 amounted to $97 and $97, respectively. Amortization expense for the nine months ended August 31, 2016 and August 31, 2015 amounted to $291 and $291 , respectively. Estimated amortization expenses for the years ending November 30, 2016, 2017, 2018, 2019 and 2020 are $388, $388, $388, $376 and $376, respectively.

NOTE 7 - ACCRUED EXPENSES
The following items which exceeded 5% of total current liabilities are included in accrued expenses as of:

	August 31, 2016	November 30, 2015
Co-operative advertising	$2,067,788	$1,697,493
Restructuring Costs	$1,012,462	$1,256,781
Accrued returns	*	$407,992

* represents less than 5% as of August 31, 2016

The following items which exceeded 5% of total long-term liabilities are included in long term accrued expenses as of:

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	August 31, 2016	November 30, 2015
Sub-lease rent differential	$278,665	$322,282
Media	*	$500,000
Restructuring Costs	*	$420,000
* represents less than 5% as of August 31, 2016

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

NOTE 9 - OTHER INCOME
Other income consists of the following:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
Interest and dividend income	$41	47	$49	$246
Royalty income	3,000	3,000	9,000	9,000
Miscellaneous	1,494	21,227	4,232	23,298
Total Other Income	$4,535	$24,274	$13,281	$32,544

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
The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of August 31, 2016 and August 31, 2015. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
The charitable contributions portion of the deferred tax asset and the loss carry forward has $174,267 and $8,920,319, respectively, that has been reclassified as a long-term asset, based on an estimate of the amount that will be realizable in periods greater than twelve months from August 31, 2016.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At August 31, 2016 and November 30, 2016, respectively, the Company had temporary differences arising from the following:

	August 31, 2016
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term Asset (Liability)
Depreciation	$(246,700)	$(91,042)	$—	$(91,042)
Reserve for bad debts	27,625	10,195	10,195	—
Reserve for returns	717,651	264,840	264,840	—
Accrued returns	147,891	54,577	54,577	—
Reserve for obsolete inventory	331,585	122,367	122,367	—
Vacation accrual	33,533	12,375	12,375	—
Bonus obligation unpaid	—	—	—	—
Restructuring costs	1,164,672	429,807	429,807	—
Charitable contributions	712,387	262,897	88,630	174,267
Section 263A costs	99,723	36,801	36,801	—
Loss carry forward	26,573,562	9,806,619	886,300	8,920,319
Net deferred tax asset		$10,909,436	$1,905,892	$9,003,544

	November 30, 2015
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term Asset (Liability)
Depreciation	$(250,811)	$(92,558)	$—	$(92,558)
Reserve for bad debts	4,911	1,812	1,812	—
Reserve for returns	907,777	335,003	335,003	—
Accrued Returns	407,992	150,564	150,564	—
Reserve for obsolete inventory	821,259	303,075	303,075	—
Vacation accrual	35,955	13,269	13,269	—
Bonus obligation unpaid	24,000	8,857	8,857	—
Restructuring costs	1,264,218	466,544	466,544	—
Charitable contributions	734,643	271,109	86,402	184,707
Section 263A costs	67,129	24,773	24,773	—
Loss carry forward	27,022,986	9,972,473	864,023	9,108,450
Net deferred tax asset		$11,454,921	$2,254,322	$9,200,599

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) is made up of the following components:

	Three Months Ended		Nine Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Continuing Operations
Current tax - Federal	$—	$—	$—	$—
Current tax - State & Local	16,365	(9,165)	21,100	(5,138)
Deferred tax	178,661	142,554	553,189	(728,093)
Tax - Continuing Operations	$195,026	$133,389	$574,289	$(733,231)
Discontinued Operations
Current tax - Federal	—	—	—	—
Current tax - State & Local	—	—	—	—
Deferred tax	—	(73,211)	(7,704)	28,558
Tax - Discontinued Operations	$—	$(73,211)	$(7,704)	$28,558

Prepaid and refundable income taxes are made up of the following components:

Prepaid and refundable income taxes	Federal	State & Local	Total
August 31, 2016	$—	$52,004	$52,004
November 30, 2015	$—	$70,056	$70,056

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes computed at the statutory rate to the effective rate for the three months and nine months ended August 31, 2016, and August 31, 2015 is as follows:

	Three Months Ended		Three Months Ended
	August 31, 2016		August 31, 2015
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Continuing Operations
Provision for income taxes at federal statutory rate	$175,574	34.00%	$104,879	34.00%
Changes in provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	14,975	2.90%	8,946	2.90%
Non-deductible expenses and other adjustments	4,477	0.87%	19,564	6.34%
Provision for income taxes at effective rate	195,026	37.77%	133,389	43.24%
Discontinued Operations
(Benefit from) income taxes at federal statutory rate	$—	—%	$(67,457)	34.00%
Changes in benefit from income taxes resulting from:
State income taxes, net of federal income tax benefit	—	—%	(5,754)	2.90%
Non-deductible expenses and other adjustments	—	—%	—	(3.22)%
(Benefit from) income taxes at effective rate for Discontinued Operations	$—	—%	$(73,211)	33.68%
Total Provision for income taxes at effective rate	$195,026	37.77%	$60,178	54.67%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended		Nine Months Ended
	August 31, 2016		August 31, 2015
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Continuing Operations
Provision for (benefit from) income taxes at federal statutory rate	$522,105	34.00%	$(772,616)	34.00%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	44,533	2.90%	(65,900)	2.90%
Non-deductible expenses and other adjustments	7,651	0.50%	105,285	(4.63)%
Provision for (benefit from) income taxes at effective rate	574,289	37.40%	(733,231)	32.27%

Discontinued Operations
(Benefit from) provision for income taxes at federal statutory rate	$(7,004)	34.00%	$30,092	34.00%
Changes in (benefit from) provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	—	—%	2,567	2.90%
Non-deductible expenses and other adjustments	(700)	3.40%	(4,101)	(4.63)%
(Benefit from) provision for income taxes at effective rate	(7,704)	37.40%	28,558	32.27%

Total Provision for (benefit from) income taxes at effective rate	$566,585	37.40%	$(704,673)	32.27%

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

Option Grant Date	December 1, 2015
Assumptions:
Risk-free interest rate	1.19%
Dividend yield	—
Stock volatility	39.39%
Option Term (years)	5.0

On June 22, 2016, The Company granted a non-qualified stock option under the Plan for 75,000 shares to director Linda Shein. The option was granted at $3.35 per share. The option vests one year from the date of grant. The option expires on June 21, 2021. The Company has estimated the fair value of the option granted to be $90,075 as of the grant date, which amount shall be amortized as an expense over a one year period beginning June 2016. The Company also granted a total of 130,000 incentive stock options to seven of its employees on the same date at $3.35 per share. The incentive stock options vest in equal 20% increments commencing June 22, 2017 and for the four subsequent anniversaries of such date. The incentive stock options expire on June 21, 2026. The Company has estimated the fair value of the incentive stock options granted to be $202,904 as of the grant date, which amount shall be amortized over a five year period beginning June 2016. The fair value of the stock option granted to the director were estimated on the date of the grant using a Black-Scholes valuation model and the assumptions in the following table:

Option Grant Date	June 22, 2016
Assumptions:
Risk-free interest rate	1.20%
Dividend yield	—
Stock volatility	36.43%
Option Term (years)	5.0

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the stock options granted to the employees were estimated on the date of the grant using a Black-Scholes valuation model and the assumptions in the following table:

Option Grant Date	June 22, 2016
Assumptions:
Risk-free interest rate	1.20%
Dividend yield	—
Stock volatility	36.43%
Option Term (years)	10.0

The Company recorded a charge against earnings in the amount of $97,707 for the three months ended August 31 , 2016 and $23,897 for the three months ended August 31,$2,015.00 for all outstanding stock options granted. The Company recorded a charge against earnings in the amount of $238,684 and 82,536, respectively, for the nine months ended August 31, 2016 and August 31, 2015 for all stock options granted.
A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding at November 30, 2014	137,000	$3.40	5.4	—
Granted	185,000	$3.46	—
Exercised	—	—	—	—
Canceled or Forfeited	218,000	$3.45	—	—
Outstanding at November 30, 2015	104,000	$3.42	7.6	—
Granted	300,000	$3.16	—	—
Exercised	—	—	—	—
Canceled or Forfeited	—	—	—	—
Outstanding at February 29, 2016	404,000	$3.23	9.2	—
Granted	—
Exercised	—
Canceled or Forfeited	—
Outstanding at May 31, 2016	404,000	$3.23	9.0
Granted	205,000	$3.35
Exercised	—
Canceled or Forfeited	49,000	$3.48
Outstanding at August 31, 2016	560,000	$3.26	9.4

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

	Three Months Ended		Nine Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Net income (loss) available for common shareholders	$321,367	$49,889	$948,419	$(1,479,222)
Weighted average common shares outstanding-Basic	7,006,684	7,006,684	7,006,684	7,006,684
Net effect of dilutive stock options	41,327	—	68,209	—
Weighted average common shares and common shares equivalents—Diluted	7,048,011	7,006,684	7,074,893	7,006,684

Earnings (loss) per Share:
Basic
Continuing Operations	$0.05	$0.02	$0.14	$(0.22)
Discontinued Operations	$—	$(0.02)	$—	$0.01
Income	$0.05	$—	$0.14	$(0.21)

Diluted
Continuing Operations	$0.05	$0.02	$0.14	$(0.22)
Discontinued Operations	$—	$(0.02)	$—	$0.01
Income	$0.05	$—	$0.14	$(0.21)

For the three and nine month periods ending August 31, 2016 and 2015 there were 560,000 and 2,204,744 shares, respectively, underlying previously issued stock options and warrants that were excluded from diluted loss per share because the effects of such shares were anti-dilutive.

NOTE 14 - RESTRUCTURING
On January 20, 2014, the Company announced that its Board of Directors had approved management’s plan to restructure the Company’s operations, and enter into a key business partnership with The Emerson Group, a premier sales and marketing company located in Wayne, Pennsylvania. As part of this change, the Company outsourced to Emerson certain sales and administrative functions effective February 1, 2014. In addition, warehousing and shipping was outsourced to Ozburn-Hessey Logistics "OHL", one of the largest integrated global supply chain management companies in the United States. The Company’s inventory was moved to an OHL-managed facility in Indianapolis, Indiana and shipping commenced from there as of the week of February 3, 2014. A key benefit of the outsourcing move is that it shifted a substantial portion of the Company’s current fixed costs into a variable cost structure moving forward which can ultimately help keep expenses in better alignment with any future revenue generated by its brands. As a result of the outsourcing, the Company reduced its work force. The Company's workforce as of August 31, 2016 has been reduced to 13 employees. As of August 31, 2016, there were unpaid severance costs of $1,012,462 which is recorded as an accrued expense on the Company's consolidated balance sheet. As of November 30, 2015, accrued restructuring costs were $1,676,781.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company made payments of $152,210 and $664,319, respectively for the three and nine month periods ending August 31, 2016 related to the termination of employees pursuant to its restructuring plan. The unpaid balance will be paid out during the balance of fiscal 2016 and the first and second quarters of fiscal 2017.
In April 2015, the Company moved from its facility at 200 Murray Hill Parkway, East Rutherford, New Jersey to a new facility at 65 Challenger Road, Suite 340, Ridgefield Park, New Jersey. The East Rutherford facility consisted of warehouses and offices totaling approximately 81,000 square feet of space. As a result of the outsourcing to the Emerson Group, the Company had not been using the warehouse space since December 2014. The facility at Ridgefield Park is located in an office building and consists of 7,414 square feet of office and allocated common space with an annual rental cost of $159,401 per year. In addition, the Company pays an electric charge of $1.75 per square foot per year. The lease is for five years and four months, commencing April 10, 2015, and contains a provision for four months of rent at no charge. In June 2015, the Company sub-let the East Rutherford facility. The terms of the sublet is for a monthly rent of $36,963 plus all common charges and utilities for a term of six years and ten and a half months, expiring in May 2022. The sub-lease provides for annual increases of 2% per year. The Company was leasing the East Rutherford facility for $41,931 per month, with annual increases equal to the change in the consumer price index. The lease expires in May 2022. The Company recorded an expense of $407,094 in the nine months ended August 31, 2015 as a restructuring charge as an estimate for the difference between the rent that the Company pays its landlord and the rent received from the sub-tenant over the term of the sub-lease. In addition, the Company recorded a restructuring expense of $155,245 during the same period for a commission to be paid to the real estate agent who negotiated the sub-lease.
The Company also wrote off $714,138 of leasehold improvements for the East Rutherford facility, $128,943 of furniture and fixtures no longer needed, and $56,897 related to the termination of employees, each recorded as a restructuring expense in the nine months ended August 31, 2015. For the nine months ended August 31, 2015, total restructuring charges for the Company was $1,467,835.

NOTE 15 - DISCONTINUED OPERATIONS
The Company discontinued the Gel Perfect color nail polish business effective as of May 31, 2014. The Gel Perfect brand had declining sales in fiscal 2013 and fiscal 2014. The brand has been recorded as discontinued operations and are reflected as such in the Company's statement of operations.
The following table summarizes those components of the statement of operations for the discontinued brand, which contains additional returns for the three and nine month periods ending August 31, 2016 and 2015:

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Revenues:
Sales of health and beauty-aid products-net	$—	$(198,402)	$(20,600)	$88,506
Total revenues	—	(198,402)	(20,600)	88,506
Costs and Expenses:
Cost of sales	—	—	—	—
Selling, general and administrative expenses	—	—	—	—
Advertising, cooperative and promotions	—	—	—	—
Total expenses	—	—	—	—
( Loss) income before provision for income taxes	—	(198,402)	(20,600)	88,506
(Benefit from) provision for income taxes	—	(73,211)	(7,704)	28,558
(Loss) income from Discontinued Operations	$—	$(125,191)	$(12,896)	$59,948

NOTE 16 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
David Edell served as a director during fiscal 2014 until September 5, 2014. Ira Berman is a former director. On September 5, 2014, the Company entered into Separation Agreements with David Edell and Ira Berman, (the “Founders”) whereby they are no longer required to perform any consulting services pursuant to their Amended and Restated Employment Agreements. The Company was required per the Separation Agreements to make an additional payment of $200,000 in the aggregate to the Founders by October 1, 2015 and pay $794,620 in the aggregate in fifteen equal monthly installments of $25,000 commencing on October 3, 2014. The Company, Mr. Edell and Mr. Berman agreed to defer the $200,000 payment until October 1, 2016. In addition, as of August 31, 2016, the Company owed $45,828 in the aggregate to Mr. Edell and Mr. Berman. This amount will be fully paid in the fourth quarter of fiscal 2016.
On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. Capital Preservation Solutions, LLC is owned by Lance Funston, who also is the managing partner of Capital Preservations Holdings, LLC which owns common stock and all of the Company's Class A common stock. Contemporaneously with the signing of the Agreement, the Company issued a Warrant to Purchase Common Stock (the “Warrant”) to Capital whereby Capital may acquire upon exercise of the Warrant 1,892,744 shares of the Company’s Common Stock. The Warrant may be exercised in whole or in part at any time during the exercise period which is five years from the date of the Warrant. The Warrant bears a purchase price of $3.17 per share, subject to adjustments. The working capital line of credit and term loan principal balances were repaid on December 4, 2015 (see Note 8 - Debt Agreement for further information) . Interest and amortized financing costs in the amount of $0 and $3,085, respectively is recorded on the consolidated statement of operations for the three and nine months ended August 31, 2016 as interest expense to a related party.
The Company entered into an agreement with Funston Media Management ("FMM"), effective December 1, 2015. FMM is owned by Lance Funston, the Company's Chairman of the Board and Chief Executive Officer. The independent members of the Board of Directors approved the agreement. The agreement provides for FMM to plan and act as an agent to provide any television, radio, internet and social media advertising for the Company's brands. Under the terms of the agreement, FMM receives a commission of 10% on all gross media spending for media that was planned or purchased by FMM on behalf of the Company, plus any out-of-pocket expenses. Commissions under

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the agreement in the amount of $37,940 and $100,424, respectively, is recorded on the consolidated statement of operations for the three and nine months ended August 31, 2016 as an advertising expense.
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
Overview
For the three months ended August 31, 2016, the company had net income from continuing operations of $321,367, and earnings per share, basic and fully diluted of $0.05 as compared to net income from continuing operations of $175,080, and earnings per share, basic and fully diluted of $0.02 for the same period in fiscal 2015. For the three months ended August 31, 2016, the Company had net income from discontinued operations of $0, and income per share, basic and fully diluted of $0.00 as compared to a net loss from discontinued operations of $125,191, and losses per share, basic and fully diluted, of $0.02 for the same period in fiscal 2015. The total net income from continuing and discontinued operations for the three months ended August 31, 2016 was $321,367 as compared to net income of $49,889 for the same period ended August 31, 2015. Since the Company decided to discontinue the Gel Perfect brand in the second quarter of fiscal 2014, the Company has shown the results of operations pertaining to the Gel Perfect brand as Discontinued Operations in the Consolidated Statement of Operations for the three and nine months ended August 31, 2016 and August 31, 2015. As of August 31, 2016, the Company had $8,043,478 in current assets and $10,446,124 in current liabilities. The Company's credit agreement does not expire until December 2018, however amounts outstanding under the line of credit are classified as a current liability.
The Company continued to reduce personnel as part of its restructuring plan. As of August 31, 2016 the Company had reduced its work force to 13 full-time employees. Severance costs as a result of the reduction in work force are recorded as a restructuring expense. The Company completed its restructuring plan during the third quarter of fiscal 2016.
Operating Results for the Three Months Ended August 31, 2016
For the three months ended August 31, 2016, the Company had total revenues of $5,041,193 and a net profit from continuing operations of $321,367 after a provision for tax of $195,026, and a loss from discontinuing operations of $0 after a tax benefit of $0 for a total net income of $321,367. For the same three month period in 2015, total revenues were $7,079,673 and net income from continuing operations was $175,080 after a provision for tax of $133,389, and a loss from discontinued operations of $125,191 after a benefit from taxes of $73,211 for a total net income of $49,889. The basic and fully diluted earnings per share from continuing operations was $0.05, and $0.00 per share for discontinued operations for the third quarter of fiscal 2016 as compared to earnings per share of $0.02 from continuing operations and losses per share of $0.02 for discontinued operations for the third quarter of fiscal 2015. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the third quarter of fiscal 2016 were reduced by $583,680, comprised of cooperative advertising recorded as sales incentives of $576,343, and coupons of $7,337. This amount was offset by an equal reduction of trade promotional expenses, which were included in the Company's advertising expenses. In the same period of the prior year, net sales were reduced by $687,477, comprised of cooperative advertising recorded as sales incentives of $662,162 and coupons of $25,315. The $687,477 was offset by an equal reduction of trade promotional expenses, which were included in the Company's advertising expense. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income (loss).
The Company’s net sales of health and beauty aid products decreased $2,018,741 to $5,036,658 for the three months ended August 31, 2016 from $7,055,399 for the three months ended August 31,2,015, a decrease of 28.6%. Sales returns and allowances, not including sales incentives, were 7.0% of gross sales or $426,017 for the three months ended August 31, 2016 as compared to 6.5% or $521,475 for the same period last year. Sales incentives consists of co-operative advertising with the Company’s retail partners and coupons. Sales incentives were $583,680, in the third quarter 2016 as compared to $687,477 for the same period in 2015, a decrease of $103,797. The decrease in the third quarter of fiscal 2016 was due to lower gross sales. The cost of the coupons issued by the Company was $7,337 for the third quarter 2016 as compared to $25,315 for the same period in 2015. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.
The Company’s net sales, by category, for the third quarter 2016 as compared to the same quarter 2015 were:

	Three Months Ended August 31
	2016		2015
Category	Net Sales	%TTL	Net Sales	%TTL
Skin Care	$2,830,852	56.2%	$4,013,194	56.9%
Oral Care	1,751,143	34.8%	2,002,498	28.4%
Miscellaneous	(10,865)	(0.2)%	112,859	1.6%
Nail Care	27,058	0.5%	611,477	8.7%
Analgesic	39,487	0.8%	27,753	0.3%
Hair	—	—%	166	—%
Fragrance	398,983	7.9%	287,452	4.1%
Total Continued Operations	$5,036,658	100%	$7,055,399	100.0%
Net sales were affected by the following factors:

•	Net sales of skin care products decreased $1,182,342 for the three months ended August 31, 2016, as compared to the same period in 2015. The decrease in net sales was due to decreased gross sales.

•
Net sales of oral care products decreased $251,355 for the three months ended August 31, 2016 as compared to the same period in fiscal 2015. Net sales were lower due to the Company focusing the brand on its whitening products rather than toothpaste products in order to achieve longer term growth.

Net sales of nail care products decreased $584,419 for the three months ended August 31, 2016 as compared to the same period in fiscal 2015. The net sales decreased due to lower gross sales as a result of decreased distribution and higher returns.

•
Net sales of the Company’s fragrance products increased $111,531 for the three months ended August 31, 2016 , as compared to the same period in fiscal 2015. Gross sales increased due to increased orders from the Company's distributor in the middle east.

Gross profit margins decreased to 54.2% for the three months ended August 31, 2016 from 61.7% for the same period in fiscal 2015. The decrease was primarily due to higher product costs from the Company's contract manufacturers, and higher sales returns of 7.0% for the second quarter 2016 as compared to 6.5% for the same period in 2015.
Selling, general and administrative expenses for the three months ended August 31, 2016 were $1,836,891 as compared to $2,802,437 for the same period in fiscal2,015, a decrease of $965,546. The decrease in expenses is comprised of:

•
Personnel costs decreased approximately $345,525 in the third quarter of fiscal 2016 as compared to the same period in fiscal 2015 due to the reduction in work force implemented as a result of the restructuring plan.

•	Decrease in the Emerson fees and freight charges of approximately $290,359. This decrease is due to lower sales in the third quarter of 2016.

•	Decrease in selling expenses of $103,585 primarily due to lower shows and convention costs.

•	Decrease in legal and accounting expense by approximately $85,000.

•	Decreased rent expense of $55,382 due to the Company moving its offices and sub-leasing out its former facility in East Rutherford, New Jersey.

•	Deferred compensation costs increased approximately $73,811. This increase is due to the issuance of stock options to employees and directors of the Company.

•	Consulting costs increased approximately $108,518 due to the Company utilizing outside consultants.

•	The balance of the increase or decrease in expense comprised a number of smaller expense categories.
Advertising, cooperative and promotions expenses for the three months ended August 31, 2016 were $241,335 as compared to $836,373 for the three months ended August 31,2,015. The decreased expense of $595,038 was due to decreased media spending and commercial costs.
Research and development costs decreased to $9,571 in the third quarter of fiscal 2016 as compared to $17,710 for the same period in fiscal 2015.
The income from continuing operations before provision for income taxes was $516,393 for the quarter ended August 31, 2016, and the provision for income tax from continuing operations was $195,026.
The Company, as previously disclosed, discontinued the Gel Perfect nail color brand in the second quarter of fiscal 2014. Accordingly, the Company has recorded the results of the operations of the brand as discontinued operations in the consolidated statements of operations. The components of discontinued operations for the three months ended August 31, 2016 and 2015 were:

	Three Months Ended
	August 31, 2016	August 31, 2015
Revenues:
Sales of health and beauty-aid products-net	$—	$(198,402)
Total revenues	—	(198,402)
Costs and Expenses:
Cost of sales	—	—
Selling, general and administrative expenses	—	—
Advertising, cooperative and promotions	—	—
Total expenses	—	—
Loss before provision for income taxes	—	(198,402)
Benefit from income taxes	—	(73,211)
Loss from Discontinued Operations	$—	$(125,191)
The provision for income tax had an effective rate for the third quarter of fiscal 2016 of 37.8% as compared to an effective rate of 43.2% of the net income before tax for the same period in fiscal 2015.

OPERATING RESULTS FOR THE NINE MONTHS ENDED AUGUST 31, 2016
For the nine months ended August 31, 2016, the Company had total revenues of $15,405,388 and a net income from continuing operations of $961,315 after a tax provision of $574,289. For the same nine month period in 2015, total revenues were $20,707,422 and the net loss from continuing operations was $1,539,170 after a tax benefit of $733,231. The basic and fully diluted earnings per share from continuing operations was $0.14 for the first nine months ended August 31, 2016 as compared to a loss of $0.22 per share for the first nine months of fiscal 2015. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the nine months ended August 31, 2016 were reduced by $1,410,945 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense. In the same period of the prior year, net sales were reduced by $1,918,639 and trade promotion was offset by an equal reduction of that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income (loss). In the first nine months of fiscal 2016, the Company wrote-off co-operative advertising contracts of $300,000, and in the same period in fiscal 2015 wrote-off $444,109. The adjustment made in the first nine months of fiscal 2016 was for write-offs to close out cooperative advertising from fiscal year 2013 that the Company determined would not be utilized. The adjustment made in fiscal 2015 was to write-off open 2012 co-operative advertising contracts that were not utilized.
The Company’s net sales of health and beauty aid products decreased $5,282,771 to $15,392,107 for the nine months ended August 31, 2016 from $20,674,878 for the same period in fiscal 2015, a decrease of 25.6%. Included in net sales are the cost of sales incentives which consist of co-operative advertising with the Company’s retail partners and coupons. The amount of cooperative advertising included in sales incentives decreased by $547,724 to $1,370,915 in the nine months ended August 31, 2016 as compared to $1,918,639 in the same period in 2015. The cost of the coupons issued by the Company was $40,030 for the nine months ended August 31, 2016 as compared to $89,350 for the same period in 2015. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.
The Company’s net sales by category for the nine months ended August 31, 2016 as compared to the same period in 2015 were:

	Nine Months Ended August 31,
	2016		2015
Category	Net Sales	%TTL	Net Sales	%TTL
Skin Care	$8,597,187	55.9%	$10,764,365	52.1%
Oral Care	5,632,018	36.6%	6,736,275	32.6%
Miscellaneous	200,234	1.3%	249,209	1.2%
Nail Care	213,026	1.4%	2,150,889	10.4%
Analgesic	342,801	2.2%	130,780	0.6%
Hair	—	—%	(502)	—%
Fragrance	406,841	2.6%	643,862	3.1%
Total Continued Operations	$15,392,107	100%	$20,674,878	100.0%

The following were factors that affected net sales for the nine months ended August 31, 2016:

•	Net sales of skin care products decreased $2,167,178 for the nine months ended August 31, 2016, as compared to the same period in fiscal 2015 due to lower sales.

•
Net sales of oral care products decreased $1,104,257 for the nine months ended August 31, 2016, as compared to the same period in fiscal 2015 due to lower gross sales. Gross sales were lower on toothpaste products as the Company has focused its efforts on its whitening products.

•
Net sales of nail care products decreased $1,937,863 for the nine months ended August 31, 2016, as compared to the same period in fiscal 2015. The net sales decreased due to lower gross sales as a result of decreased distribution and higher returns.

•
Net sales of the Company’s fragrance products decreased $237,021 for the nine months ended August 31, 2016, as compared to the same period in fiscal 2015. Gross sales were lower due to the timing of orders placed over the course of the year.

	Nine Month Ended August 31,
	2016	2015
Sales of health and beauty aid products - Net	$15,392,107	$20,674,878
Cost of Sales	6,245,909	7,942,917
Gross Margin	$9,146,198	$12,731,961
	59.4%	61.6%

The gross margin percentage for the nine months ended August 31, 2016 decreased to 59.4%, as compared to 61.6% for the same period in 2015. The decrease was primarily due to higher costs from the Company's contract manufacturers.
Selling, general and administrative expenses decreased to $5,860,150 for the nine months ended August 31, 2016 as compared to $8,934,651 for the same period in 2015, or a decrease of $3,074,501. The following factors contributed to the decrease:

•
Selling expenses decreased approximately $156,765 in the nine months ended August 31, 2016 as compared to the same period in fiscal 2015. The decrease was due to the Company outsourcing some of it sales efforts to the Emerson Group.

•
Personnel costs decreased approximately $1,465,492 in the nine months ended August 31, 2016 as compared to the same period in fiscal 2015 due to the reduction in work force implemented as a result of outsourcing and the Company's restructuring plan.

•	Warehousing and freight costs decreased $384,453 in the nine months ended August 31, 2016 as compared to the same period in fiscal 2015 as a result of decreased gross sales.

•
Rent and related expenses decreased approximately $798,911 in the nine months ended August 31, 2016 as compared to the same period in fiscal 2015. The decrease is due to the difference in rent costs between the Company's old facility in East Rutherford, New Jersey as compared to the new facility in Ridgefield Park, New Jersey (see Note 14 - Restructuring for further information regarding the facility move).

The balance of the increase or decrease in expense comprised a number of smaller expense categories.

Advertising expense was $1,219,353 for the nine months ended August 31, 2016 as compared to $3,286,204 for the same period in fiscal 2015. The advertising expense decrease of $2,066,851 was due to lower media spend and commercial costs as a result of the Company having a more focused advertising effort.
The income before provision for income taxes was $1,535,604 for the nine months ended August 31, 2016 from continuing operations. The provision for income tax from continuing operations was $574,289. The loss before benefit for income tax was $2,272,401 for the nine month ended August 31, 2015 from continuing operations, and the benefit from income tax from continuing operations was $733,231.
The Company, as previously disclosed, has discontinued the Gel Perfect nail color brand, and accordingly has recorded the results of the operations of that brand as discontinued operations in the consolidated statements of operations. The loss before benefit from income taxes was $20,600 for the nine months ended August 31, 2016 from discontinued operations, and the benefit from income tax was $7,704. The components of discontinued operations for the nine months ended August 31, 2016 and 2015 were:

	Nine Months Ended August 31,
	2016	2015
Revenues:
Sales of health and beauty-aid products-net	$(20,600)	$88,506
Total revenues	(20,600)	88,506
Costs and Expenses:
Cost of sales	—	—
Selling, general and administrative expenses	—	—
Advertising, cooperative and promotions	—	—
Total expenses	—	—
Loss before provision for income taxes	(20,600)	88,506
Benefit from income taxes	$(7,704)	28,558
Loss from Discontinued Operations	$(12,896)	$59,948

The effective tax rate for the nine months ended August 31, 2016 was 37.4% versus 32.3% for the same period in fiscal 2015. The difference in the tax rate was due to changes in the permanent tax differences that the Company recorded in the first nine months of fiscal 2016.

Financial Position as of August 31, 2016
As of August 31, 2016, the Company had working capital of $(2,402,646) as compared to $(2,474,868) as of the year ended November 30, 2015. The ratio of total current assets to current liabilities is 0.8 to 1.0 as of August 31, 2016, as compared to 0.8 to 1.0 as of November 30, 2015. The Company’s cash position at August 31, 2016 was $575,588, as compared to $509,884 as of November 30, 2015. As of August 31, 2016, there were no dividends declared but not paid.
Accounts receivable as of August 31, 2016 and November 30, 2015 were $2,140,770 and $2,112,055, respectively. Included in net accounts receivable are an allowance for doubtful accounts, a reserve for returns and allowances and a reduction based on an estimate of cooperative advertising that will be taken as credit against payments. The allowance for doubtful accounts was $27,265 and $4,911 for August 31, 2016 and November 30, 2015, respectively. The allowance for doubtful accounts is a combination of specific and general reserve amounts relating to accounts receivable. The general reserve is calculated based on historical percentages applied to aged accounts receivable and the specific reserve is established and revised based on individual customer circumstances.
The reserve for returns and allowances is based on the historical returns as a percentage of sales in the three preceding months and a specific reserve based on customer circumstances and product lines. This allowance decreased to $865,542 as of August 31, 2016 from $1,315,769 as of November 30, 2015. The decrease was due to lower returns experience over the past three months. Of this amount, allowances and reserves of $147,891 as of August 31, 2016, which are anticipated to be deducted from future invoices, are included in accrued liabilities.
Gross receivables were further reduced by $516,605 as of August 31, 2016, which was reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against current accounts receivable balances. In addition, accrued liabilities include $2,067,788, which is an estimate of co-operative advertising expense which are anticipated to be deducted from future invoices rather than current accounts receivable.
Inventories were $2,943,198 and $3,236,802, as of August 31, 2016 and November 30, 2015, respectively. The reserve for inventory obsolescence is based on a detailed analysis of inventory movement. The inventory obsolescence reserve decreased to $331,585 as of August 31, 2016 from $821,259 as of November 30, 2015. This decrease was primarily due to close out sales and the disposal of obsolete inventory during the nine months of fiscal 2016. Changes to the inventory obsolescence reserves are recorded as an increase or decrease to cost of sales.
Prepaid expenses and sundry receivables decreased to $426,026 as of August 31, 2016 from $697,097 as of November 30, 2015 in the normal course of business.
Prepaid and refundable income taxes decreased to $52,004 as of August 31, 2016, from $70,056 as of November 30, 2015 .
The amount of deferred income tax reflected as a current asset decreased to $1,905,892 as of August 31, 2016 from $2,254,322 as of November 30, 2015. The $348,430 decrease was primarily due to changes in temporary differences reflected in short term deferred tax assets including a decrease in accrued restructuring expense and a decrease in the carry forward loss due to the income before tax earned during fiscal 2016. The amount of deferred income tax recorded as a non-current asset was $9,003,544 as of August 31, 2016. Deferred taxes that the Company estimates will be realized in periods beyond the next twelve months are recorded as a non-current asset.
The Company’s investment in property and equipment consisted mostly of leasehold improvements, office furniture and equipment, and computer hardware and software to accommodate our personnel in addition to tools and dies used in the manufacturing process. The Company acquired $103,745 of additional property and equipment during the first nine months of fiscal 2016, primarily related to its new computer system.

Current liabilities are $10,446,124 and $11,355,084, as of August 31, 2016 and November 30, 2015 respectively. Current liabilities at August 31, 2016 consisted of accounts payable and accrued liabilities and short-term capital lease obligations. As of August 31, 2016, there was $2,584,393 of open cooperative advertising commitments, of which $759,467 is from 2016, $654,648 is from 2015, $881,111 is from 2014 and $289,167 from 2013. Of the total amount of $2,584,393, $516,605 is reflected as a reduction of gross accounts receivables, and $2,067,788 is recorded as an accrued expense. Cooperative advertising is advertising that is run by the retailers in which the Company shares in part of the cost. If it becomes apparent that this cooperative advertising was not utilized, the unclaimed cooperative advertising will be offset against the expense during the fiscal year in which it is determined that it did not run. This procedure is consistent with the prior year’s methodology with regard to the accrual of unsupported cooperative advertising commitments.
The Company’s long-term obligations is a portion of its capitalized leases, which is for certain office and warehouse equipment, long term accrued liabilities and a security deposit received from the sub-tenant of the Company's former facility in East Rutherford, New Jersey. The long term accrued liabilities, which consisted primarily of accrued severance costs as a result of the Company's restructuring plan, decreased to $278,665 as of August 31, 2016 as compared to $1,242,282 as of November 30, 2015 due to payments made.
Stockholders’ equity increased to $7,576,244 as of August 31, 2016 from $6,389,141 as of November 30, 2015. The increase was due to increases in retained earnings as a result of the net income in the first three quarters of fiscal 2016 and increases in additional paid-in capital. The Company issued stock options to the board of directors and employees during fiscal 2016. The Company had previously issued options in fiscal 2014 and 2015. The fair value of the stock option grants were estimated on the date of the grant using a Black-Scholes valuation model. As a result, $238,684 was recorded as a deferred compensation expense in the first nine months of fiscal 2016 and additional paid-in capital was increased by the same amount (See note 12, Stock Based Compensation for further information).
The Company's cash flow had $409,637 provided by operating activities during the nine months of fiscal 2016, as compared to $1,913,904 that was used in operating activities during the same period in fiscal 2015. The positive cash flow from operations for the first nine months of fiscal 2016 as compared to the same period in fiscal 2015 was due to the following:

•	Higher net income of $948,419 in the first nine months of fiscal 2016 as compared to a loss of $1,479,222 for the same period in fiscal 2015.

•
There was an increase in accounts receivable which decreased cash provided of $51,430 during the nine months of fiscal 2016 as compared to a utilization of cash due to the $1,679,535 increase in accounts receivable during the nine months of fiscal 2015 .

•
The increases provision of cash was offset partially by accounts payable and accrued liabilities decreasing $2,035,000 during the first three quarters of fiscal 2016, utilizing cash, as compared to a decrease of $1,470,576 during the first three quarters of fiscal 2015.

The Company's reduction in accounts payable and accrued liabilities included payments of severance to employees of $664,319 that were recorded in prior periods as restructuring expense, payments of $112,500 each to David Edell and Ira Berman, the expense of which was recorded in fiscal 2014 (see Note 16 - Certain Relationships and Related Transaction for more information regarding Edell and Berman) and payments for advertising expenses incurred in fiscal 2015 for which the Company has payment plans with the media companies.
Net cash used by investing activities was $103,245 for the first nine months of fiscal 2016 was primarily for the cost of the Company's new accounting system, as compared to $106,398 during the same period in fiscal 2015. Net cash used by financing activities during the first nine months of fiscal 2016 was $240,689 as compared to cash provided of $2,095,579 for the same period in fiscal 2015. Included in financing activities was deferred financing fees paid of $387,559 as a result of the Company's debt financing (See Note 8 - Debt Agreement for further information regarding the financing).

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
Our primary capital needs are working capital requirements for the purchase of inventory and to support increases in accounts receivable. As of August 31, 2016, the Company had cash of $575,588. The Company’s long term liabilities as of August 31, 2016 were capital lease obligations of $647 and a security deposit received from the sub-tenant of the Company's former facility of $147,853. The Company had borrowings against its line of credit of $3,868,296 as of August 31, 2016. The Company believes that it has sufficient resources to funds its operations over the next twelve months.
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
1 - Reserve for Returns—The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. The estimated reserve is based in part on historical returns as a percentage of gross sales. The current estimated return rate is 3.7% of gross sales. Management estimates that the returns received will be disposed of. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account.
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

4 - Deferred Taxes - The deferred taxes are an estimate of the future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the loss incurred in fiscal 2015 and prior years, the benefit of which will be carried forward into future tax years.   Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized.  The Company has begun to reduce the deferred tax assets due to the net income in the first nine months of fiscal 2016. Management has estimated that it will utilize the entire deferred tax asset in future years based on anticipated future profitability.  However, anticipated future profitability may be impacted if the Company’s sales decrease from current levels or due to other factors discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016 for the year ended November 30, 2015. The portion that management expects to utilize in fiscal 2016 is recorded as a short term asset, and the portion that management expects to utilize in fiscal years subsequent to fiscal 2016 is recorded as a long term asset.
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
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of August 31, 2016 the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control overall financial reporting.

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
Date: October 14, 2016

CCA INDUSTRIES, INC.

By:	/s/ STEPHEN A. HEIT
Stephen A. Heit Chief Financial Officer and Chief Accounting Officer, and duly authorized signatory on behalf of Registrant