Form 10-K
period 2016-11-30
CCA INDUSTRIES INC
filed 2017-02-28
CIK 721447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended November 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No  ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant (i.e., by persons other than officers and directors of the Registrant and holders of 10% or more of the Registrant’s voting stock), at the closing sales price of $3.32 on May 31, 2016, was as follows:

Class of Voting Stock		Market Value
5,210,960	shares; Common Stock, $.01 par value	$17,300,387
On February 15, 2017 there were 6,038,982 shares of Common Stock and 967,702 shares of Class A Common Stock of the Registrant outstanding. Our Class A Common Stock is held by one holder and is not actively traded.

PART I
Cautionary Statements Regarding Forward-Looking Statements

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, liquidity, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters, and you can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate”, “estimate”, “expect”, “believe”, “will”, “will likely result”, “plan”, “should”, “outlook”, “project” and other words and expressions of similar meaning. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this report or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the SEC could materially and adversely affect our continuing operations and our future financial results, cash flows, available credit, prospects and liquidity. Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events or other circumstances affecting such forward-looking statements occurring after the date of this report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this report which modify or impact any of the forward-looking statements contained in this report will be deemed to modify or supersede such statements in this report. No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause actual results to differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include those risk factors listed under the “Risk Factors” section of this Annual Report on Form 10-K and other risks and uncertainties identified below.

All of the information concerning our future liquidity, future net sales, margins and other future financial performance and results, achievement of operating plan or forecasts for future periods, sources and availability of credit and liquidity, future cash flows and cash needs, success and results of strategic and operating initiatives, anticipated cost savings and other reduced spending, and other future financial performance or financial position, as well as our assumptions underlying such information, constitute forward-looking information. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance and involve substantial risks and uncertainty, including assumptions and projections concerning our internal operating plan, operating cash flows, liquidity and sources and availability of credit for all forward periods. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the following risks and uncertainties:

•
the risks associated with our efforts to successfully implement, adjust as appropriate and achieve the benefits of our current strategic initiatives and any other future initiatives that we may undertake;

•	the ability to achieve our operating plan for net sales, working capital and cash flows for fiscal 2017 and 2018;

•
the ability to access on satisfactory terms, or at all, adequate financing and other sources of liquidity, as and when necessary, to fund our continuing operations, working capital needs, strategic, operating and other cash needs;

•
the satisfaction of all borrowing conditions under our line of credit, including accuracy of all representations and warranties, no defaults or events of default, absence of material adverse effect or change and all other borrowing conditions, and sufficiency of borrowing base;

•	the risks associated with our efforts to maintain our customers and expand to attract new customers;

•	continued credit from vendors at existing future expected levels and with acceptable payment terms;

•	the ability to attract and retain talented and experienced executives that are necessary to execute our initiatives;

•	the ability to accurately estimate and forecast future selling and other future financial results and financial position; and

•	any impact to or disruption in our supply of merchandise.
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

Item 1. BUSINESS

(a) General
CCA INDUSTRIES, INC. (hereinafter, “CCA” or the “Company”) was incorporated in Delaware in 1983. CCA is doing business as Core Care America.
The Company operates in one industry segment, in what may be generally described as fast moving consumer goods, selling numerous products in multiple health-and-beauty aids, over the counter drug and remedies and cosmeceutical categories. All of the Company’s products are manufactured by contract manufacturers, pursuant to the Company’s specifications and formulations.
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
The Company recognizes sales at the time its products are shipped to customers. However, while sales are not formally subject to any contract contingency, returns are accepted if it is in the best interests of the Company’s relationship with the customer. The Company thus estimates ‘unit returns’ based upon a review of the market’s recent-historical acceptance of subject products as well as current market-expectations, and calculates its reserves for estimated returns based on the historical returns as a percentage of sales in the three preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances, (See "Revenue Recognition" in Note 2 of the consolidated financial statements). Of course, there can be no precise going-forward assurance in respect to return rates and gross margins, and a significant increase in the rate of returns could have a materially adverse effect upon the Company’s financial condition and results of operations.
The Company’s net sales in fiscal 2016 were $19,610,234. Gross profits were $11,452,135. International sales accounted for approximately 11.3% of net sales. The Company had net income from continuing operations of $1,192,684 and a net loss of $11,474 from discontinued operations, for total net income of $1,181,210 for fiscal 2016. Total shareholders' equity at November 30, 2016 was $7,908,891.
Including the principal members of management (see Item 10. Directors, Executive Officers and Corporate Governance), the Company, at November 30, 2016, had a total of 12 employees in the areas of sales, administrative, marketing, accounting, and operations.
(b) Manufacturing and Shipping
The Company creates and/or oversees formulations and arranges with independent contractors for the manufacture of its products pursuant to Company specifications. During fiscal 2016, the Company had research and development costs of $46,382 as compared to $75,208 in fiscal 2015. Manufacturing and component-supply arrangements are maintained with various manufacturers and suppliers. All order processing, invoicing, deduction management and accounts receivable collections are outsourced to The Emerson Group who has contracted for product deliveries with Ozburn-Hessey Logistics, one of the largest integrated global supply chain management companies in the United States (“OHL”), from OHL's managed facility in Indianapolis, Indiana.

(c) Marketing
The Company markets its products to major drug, food and mass-merchandise retail chains, warehouse clubs and leading wholesalers, through independent sales representatives throughout the United States, and through distributors internationally.
The Company sells its products to approximately 383 accounts, most of which have numerous outlets. Approximately 40,000 stores carry at least one Company product (SKU). During the fiscal year ended November 30, 2016, the Company’s largest customers were Wal-Mart (approximately 38.7% of net sales), Walgreens (approximately 10.5%), Target (approximately 8.6%), CVS (approximately 3.9%), and Rite Aid (approximately 2.8%). The loss of any of these principal customers, or substantial reduction of sales revenues realized from their business, could materially and negatively affect the Company’s earnings.
Most of the Company’s products are not particularly susceptible to seasonal-sales fluctuation. However, retail sales of depilatory, shave and sun-care products customarily peak in the spring and summer months.
The Company works with external resources to create media advertising, packaging and point-of-purchase displays.
The Company primarily utilizes national cable and satellite television advertisements to promote its leading brands. In addition, and on a generally continuous basis, store-centered product promotions are co-operatively undertaken with customers.
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
Nutra Nail: Designed to help treat women’s problem nails (weak, brittle), the brand is marketed to women aged 25-54 years.
Plus White: Designed to help consumers whiten their teeth and maintain good oral hygiene, the brand is targeted primarily to women aged 25-54 years, and secondarily to men aged 25-54 years who are concerned about the health and appearance of their teeth. Marketing efforts include national television advertising, in-store displays and secondary placement, and in-pack cross-promotional coupons throughout the year.
Sudden Change: Designed to help women look their best by reducing the appearance of these signs of aging: wrinkles, dark circles, and dullness. Sudden Change brand is targeted primarily to women, aged 34 years and older. Marketing efforts include national TV advertising, in-store displays and in-pack cross-promotional coupons.
Funston Media Management is responsible for the creation of its media advertising (see Item 13 - Certain Relationships and Related Transactions for further information on Funston Media Management). Placement is accomplished either directly or through media-service companies.
(d) “Wholly-Owned” Products
The majority of the Company’s sales revenues are from sales of the Company’s “wholly-owned” product lines (i.e., products sold under trademark names owned by the Company, and not subject to any other party’s interest or license), which include principally “Plus+White”, “Sudden Change”, “Bikini Zone”, “Sunset Cafe”, and “Scar Zone”.

(e) All Products
During the fiscal year ended November 30, 2016, the Company’s net sales by category percentage were: Skin Care 54.0%; Oral Care 38.7%; Nail Care (0.1)%; Fragrance 4.7%; Miscellaneous 0.7%; and Analgesic 2.0%.

(f) License-Agreements Products
i. Alleghany Pharmacal
In 1986, the Company entered into a license agreement with Alleghany Pharmacal Corporation (the “Alleghany Pharmacal License”). The license agreement, which is for the exclusive rights to Nutra Nail, Hair Off, Properm and IPR-3 was amended in 2011. The Company no longer markets products under the Properm and IPR-3 brand names. The Alleghany Pharmacal License agreement, as amended, requires the Company to pay a royalty rate of 2.5% on net sales of said licensed products, and a minimum royalty of $250,000 per annum. The license agreement was further amended to eliminate the minimum royalty payment effective July 1, 2016 and continuing until June 30, 2017. Concurrent during the period that eliminates the minimum royalty, the royalty rate was changed to 10.0% of gross sales. The Company anticipates entering into an amended license agreement that will permanently eliminate the minimum royalty and increase the royalty rate to 10.0% of gross sales. The Company incurred royalties of $172,393 for Alleghany Pharmacal for the fiscal year ended November 30, 2016.
ii. Solar Sense, Inc.
CCA commenced the marketing of its sun-care products line following a May 1998 License Agreement with Solar Sense, Inc. (the “Solar Sense License”), pursuant to which it acquired the exclusive right to use the trademark names “Solar Sense” and “Kids Sense” and the exclusive right to market mark-associated products. The Solar Sense License requires the Company to pay a royalty of 5% on net sales of said licensed products until $2 million total royalties are paid, at which time the royalty rate will be reduced to 1% for a period of twenty-five years. The Company incurred royalties of $25,183 for Solar Sense, Inc. for the fiscal year ended November 30, 2016. Since the contract inception through November 30, 2016, the Company has incurred a total of $920,929 in royalties to Solar Sense, Inc.
iii. Continental Quest Corp.
Effective November 3, 2008, the Company entered into an agreement with Continental Quest Corp., to purchase certain United States trademarks and inventory relating to the Pain Bust*R II business for $285,106 paid at closing. In addition, the Company agreed to pay a royalty equal to 2% of net sales of all Pain Bust*R II products, which are topical analgesics, until an aggregate royalty of $1,250,000 is paid, at which time the royalty payments will cease. The Company incurred royalties to Continental Quest Corp. totaling $956 for the fiscal year ended November 30, 2016. Since contract inception through November 30, 2016, the Company has incurred a total of $76,107 in royalties to Continental Quest Corp.
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
(i) Sources and Availability of Raw Materials and Principal Suppliers
The Company does not manufacture any of its products and instead uses contract manufacturers to produce its products. In some cases the Company provides raw materials and packaging materials to the contract manufacturer, and in some cases the contract manufacturer sells the Company a turn-key (complete) product. The Company's contract manufacturers produce product based on written purchase orders submitted which specify a quantity of product to be produced. The Company constantly seeks alternate suppliers. If a particular contract manufacturer was unable to continue producing product for the Company, the Company believes that it could change to an alternate supplier, and depending upon the timing and particular circumstances, this change would not adversely impact the Company’s business or operations.
The Company does not have a written contract with any of the suppliers of its raw materials other than agreements specifying manufacturing quality standards. The suppliers of raw materials fulfill orders based on a written purchase order specifying the quantity of raw materials to be supplied. The Company purchases raw materials from a variety of suppliers and is not dependent on any one supplier. The Company believes that the raw materials in its products are commonly available and that there is no material risk as to its ability to obtain future supplies of such materials.

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
We are Dependent on Independent Contract Manufacturers.
The Company does not manufacture any of its products. All of the products are manufactured for the Company by independent contract manufacturers. There can be no assurance that these independent contract manufacturers will manufacture our products in time, in accordance with our specifications or at the level of quality expected. There can be no assurance that the failure of a supplier to deliver the products ordered by the Company, when requested, will not cause burdensome delays in the Company’s shipments to its customers. The Company does constantly seek alternative suppliers should a major supplier fail to deliver as contracted. A failure of the Company to ship as ordered by its customers could cause penalties and/or cancellations of our customers’ orders. In addition, an unanticipated need to transition to a new supplier could result in delays that could impact timely distribution of our products. Any of the foregoing events, depending upon the timing and particular circumstances, could have a material adverse impact on our relationships with our customers and our results of operations, financial condition and business.

There is No Assurance That The Business Will Be Able to Operate Profitably.
In fiscal 2016, net sales were $19,610,234 with net income from continuing operations of $1,192,684 and a net loss from discontinued operations of $11,474, for total net income of $1,181,210. There is no assurance that the Company’s products will be successful or that its future operations will be profitable.
We may experience periods of declines in sales, especially during periods of economic downturn, and any material reduction in our sales could have a material adverse impact on our results of operations, financial condition and business. There is no assurance that our cash from operations and credit from external sources will at all times be sufficient for all of our operating requirements and other cash requirements, including our ability to fund marketing and product development efforts. If this were to occur, we would closely monitor our operating performance and our liquidity and take actions designed to improve our liquidity and mitigate any shortfall and potentially seek other or additional financing and seek to take other actions, although there can be no assurance that any of these actions would be successful or that any such additional liquidity, if needed, would be available or obtainable on sufficient or favorable terms, which would materially and adversely affect our operating results, liquidity, financial position and business.

We depend on our existing credit facility, which is based on eligible accounts receivable and inventory.
On December 4, 2015 (the “Closing Date”) the Company entered into the Credit and Security Agreement (the “Credit Agreement”) with SCM Specialty Finance Opportunities Funds, L.P., an affiliate of CNH Finance, L.P (together "SCM"). The Credit Agreement provides for a line of credit up to a maximum of $5,500,000 (the “Revolving Loan”). The Revolving Loan and all other amounts due and owing under the Credit Agreement and related documents are secured by a first priority perfected security interest in, and lien on, substantially all of the assets of the Company. Amounts available for borrowing under the Line of Credit equal the lesser of the Borrowing Base (as defined below), and $5,500,000, in each case, as the same is reduced by the aggregate principal amount outstanding under the Line of Credit. “Borrowing Base” under the Loan Agreement means, generally, the amount equal to (i) 85% of the Company’s eligible accounts receivable, plus (ii) 65% of the value of eligible inventory, less (iii) certain reserves. If the Company does not have sufficient eligible accounts receivable and inventory, the ability to borrow under the Credit Agreement may be reduced. The Credit Agreement contains customary representations, warranties and covenants on the part of the Company, including a financial covenant requiring the Company to maintain a fixed charge coverage ratio of no less than 1.0 to 1.0. The Credit Agreement imposes an early termination fee and also provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement. Upon the occurrence of an event of default, SCM may elect to declare the entire unpaid principal balance of the term loan and line of credit to be immediately due and payable, together with interest and all costs incurred by SCM under the loan agreement. Our ability to make payments on our indebtedness and to fund marketing and product development efforts will depend on our ability to generate cash in the future from our operations which cannot be assured. These items, to a certain extent, are dependent upon industry conditions, as well as general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control.

The Company is Dependent on Outsourced Core Function Vendors
The Company has outsourcing agreements with the Emerson Group, which includes sales, customer service, accounts receivable collection functions, warehousing and shipping functions. While there are other vendors that provide these services, which could be sought as alternative vendors, any disruption in our sales, shipments, collections or any other core outsourced function, could have a material adverse effect on the Company's financial condition, results of operations and business.
The Fast Moving Consumer Goods Segment is Highly Competitive.
The market for cosmetics and perfumes, and health-and-beauty aids products in general, including patent medicines, is characterized by vigorous competition among producers, many of whom have substantially greater financial, technological and marketing resources than the Company. Major competitors such as Revlon, L’Oreal, Colgate-Palmolive, Coty, Unilever, and Procter & Gamble have the broadest-based public recognition of their products and are significantly larger than the Company. Moreover, a substantial number of other health-and-beauty aids manufacturers and distributors have greater resources than the Company and may therefore have the ability to spend more aggressively on research and development, advertising and marketing, and to respond more effectively to changing business and economic conditions. Our inability to successfully compete with our competitors could have a material adverse effect on the Company's financial condition, results of operation and business.
Our Class A Shareholder Retains Control of Board of Directors.
Our Class A Shareholder, Capital Preservation Holdings, LLC has the right to elect four members to the Board of Directors. Capital Preservation Holdings, LLC is controlled by Lance Funston, the Company's Chairman of the Board and Chief Executive Officer, and as a result, able to exert significant influence over our business. The holders of Common Stock have the right to elect three members to the Board of Directors.

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
The Company Relies On A Few Large Customers For A Significant Portion Of Its Sales.
In fiscal 2016 and 2015, respectively, Wal-Mart Stores Inc. represented 38.7% and 34.6%of the Company’s net sales. The Company’s five largest customers accounted for 64.5% of the Company’s net sales in fiscal 2016. The Company has no agreements with any of its customers to stock its products. The Company’s business would suffer materially if it lost Wal-Mart Stores, Inc. as a customer. Any significant reduction in sales to any of the Company’s five top customers could likely have a material adverse effect on the Company’s financial condition and results of operations.
The Price of the Company’s Stock May Be Volatile.
The Company’s stock could fluctuate substantially. There is a limited float of shares tradable. There are factors beyond the Company’s control which may cause the market price of our stock to fluctuate significantly, including but not limited to the volatility of small cap stocks in general, general stock market conditions, and general economic variations. In addition, variations in the Company’s operating revenues and profits and the timing of advertising commitments may have a material effect on the market price of the Company’s stock.

Climate Change Effects.
The Company continues to monitor climate changes for any potential impact on its business. At this time, the Company does not anticipate that any climate change or climate change regulations will have a material impact on its operations or business.

The Company May Experience Interruptions to Its Business Operations Due to Events Beyond Its Control.
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
The Future Growth of the Company Depends on an Effective Marketing Program.
An effective marketing program includes media advertising, in-store merchandising, enhancing distribution, co-operative advertising with our retail partners and product promotions that increase product availability, awareness, and help generate increased sales for our customers. Our inability to develop and implement an effective advertising campaign, marketing or promotional programs, that will succeed in a difficult economic environment and highly competitive marketplace, could have a material adverse effect on our business.
We Sell to International Accounts.
In fiscal 2016, international sales accounted for approximately 11.3% of our total net sales with shipments to our Canadian distributor accounting for approximately 2.0% of our total net sales. Our international sales expose the Company to additional risks associated with political or regulatory conditions, the dependence on other economies and foreign currency fluctuations which may diminish demand for U.S. goods and subject us to adverse translation impact. A terrorist attack, the threat of a terrorist attack or foreign military operations or other catastrophic event beyond the Company's control could prevent us from shipping to our international accounts. A loss of or material reduction in our international sales would have a material adverse effect on our business.

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
The Company has entered into an Employment Agreement with Stephen A. Heit, the Company's Chief Financial Officer ("the Executive"). The Employment Agreements may, in the event of termination of employment under certain circumstances or a change of control of the Company, result in a lump sum payment equal to three times the Executive’s base annual salary and prior year bonus plus other benefits. As a result, if the Company was required to make a substantial payment to the Executives under these agreements, there would be a significant impact on the Company’s cash reserves and earnings. For further information, see Part III, Section 11, Executive Compensation.

The Company May Not be Able to Fully Realize its Deferred Tax Assets.
The amounts recognized in the deferred tax asset are management's best estimate of the amount more likely than not to be realized and the actual results could differ from those estimates. In determining the amount more likely than not to be realized, management considered available information and determined the negative objective evidence, primarily recent losses offset by positive objective evidence, including forecasts for future profitability. Future profitability in this competitive industry depends on the successful execution of management's initiatives designed to obtain sales levels and improve operating results. The inability to successfully execute these initiatives could reduce estimates of future profitability, which could affect the Company's ability to realize the deferred tax assets.

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

Item 3. LEGAL PROCEEDINGS
On February 3, 2015, plaintiff Anthony E. Held brought an action in Marin County Superior Court (the "State Court Action") against the Company and other defendants. The complaint alleges violation of California's Proposition 65 with regard to the Company's sunscreen product Solar Sense. The Action was subsequently consolidated into Lead Case No. CIV-1402798 in Marin County Superior Court. On April 2, 2015, the Company answered the Complaint denying each and every allegation and asserting several affix native defenses. Limited discovery has been taken. The parties are in the process of mediation. The Company believes that the allegations are without merit and intends to vigorously defend the case. However, there can be no assurance that our position will be upheld.
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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Common Stock is traded on the New York Stock Exchange MKT under the symbol “CAW”.
The Company’s Class A Common Stock is listed, but not traded, on the New York Stock Exchange MKT.
The range of high and low sales prices of the Company's Common Stock during each quarter of its 2016 and 2015 fiscal years were as follows:

Quarter Ended	2016	2015
February 28	$3.50—$3.00	$3.64—$3.18
May 31	$3.55—$3.26	$3.45—$2.95
August 31	$3.55—$3.08	$3.19—$2.11
November 30	$3.18—$2.25	$3.88—$2.50
The high and low sales prices for the Company’s Common Stock, on February 27, 2017 were $3.20—$3.10 per share.
As of February 27, 2017, there were approximately 87 individual shareholders of record of the Company’s Common Stock. Based on reports of security position listings and the number of proxies requested by brokers in conjunction with the prior year’s annual meeting of stockholders, we believe there are a substantial number of beneficial holders in various street and depository trust accounts, which represent approximately 600 additional shareholders.
As of February 17, 2017, there was one individual shareholder of record of the Company’s Class A Common Stock.
The dividend policy is at the discretion of the Board of Directors of the Company and will depend on numerous factors, including earnings, financial requirements and general business conditions. Additionally, the debt instruments to which we are a party impose restrictions that significantly restrict us from making dividends or distributions. We did not pay any dividends in fiscal years 2016 and 2015, and we currently intend to retain all available funds and any future consolidated earnings to fund our operations and the development and growth of our business.
Unregistered Sales. During fiscal 2016, we issued the following equity grants to certain employees and directors without registration in reliance on an applicable exemption from registration under Section 4(a)(2) and Regulation D of the Securities Act:
On December 1, 2015, the Company granted non-qualified stock options for an aggregate of 300,000 shares to 4 directors of the Company at 3.16 per share. The closing price of the Company's stock on the date of the grant was 3.16 per share. The options vest one year after the date of grant. The options expire on November 30, 2020. The Company had estimated the fair value of the options granted to be $263,550 as of the grant date and the Company recorded a charge against earnings in that amount for the fiscal year ended November 30, 2016.
On June 22, 2016, the Company granted incentive stock options for 130,000 shares to seven employees of the Company at 3.35 per share. The closing price of the Company's stock on the date of the grant was 3.35 per share. The options vest in equal 20% increments commencing one year after the date of grant, and for each of the four subsequent anniversaries of such date. The options expire on June 21, 2026. The Company had estimated the fair value of the options granted to be $202,904 as of the grant date. Accordingly, the Company recorded a charge against earnings in the amount of $18,600 for the fiscal year end November 30, 2016.
On June 22, 2016, the Company granted non-qualifed stock options for 75,000 shares to one director of the Company at 3.35 per share. The closing price of the Company's stock on the date of the grant was 3.35 per share. The options vest one year after the date of grant. The options expire on June 21, 2021. The Company had estimated the fair value of the options granted to be $90,075 as of the grant date. The Company recorded a charge against earnings in the amount of $41,284 for the fiscal year end November 30, 2016.
On October 5, 2016, the Company granted non-qualified stock options for 14,000 shares to six consultants to the Company, at $3.03 per share. The closing price of the Company's stock on the date of grant was $3.03 per share. The options vest in full one year after the date of grant. The options expire on October 4, 2021. The Company had estimated the fair value of the options granted to be $14,182 as of the grant date.
Equity Compensation Plan Information. The information set forth in Item 12 of Part II of this Annual Report under the heading "Equiity Compensation Plan Information" is incorporated by reference herein.

Item 6. SELECTED FINANCIAL DATA

	Years Ended November 30,
	2016	2015	2014	2013	2012
Statement of Operations:
Sales, Net	$19,610,234	$24,753,950	$30,120,299	$28,763,369	$32,340,314
Income (Loss) from Continuing Operations	1,192,684	(3,256,632)	(2,803,428)	(3,511,282)	(3,065,470)
(Loss) Income from Discontinued Operations	(11,474)	12,421	(5,996,041)	(2,681,966)	3,530,922
Net Income (Loss) Income	1,181,210	(3,244,211)	(8,799,469)	(6,193,248)	465,452
Earnings (Loss) Per Share:
Basic
Continuing Operations	$0.17	$(0.46)	$(0.40)	$(0.50)	$(0.43)
Discontinued Operations	—	$—	$(0.86)	$(0.38)	0.50
Diluted
Continuing Operations	$0.17	$(0.46)	$(0.40)	$(0.50)	$(0.43)
Discontinued Operations	$—	$—	$(0.86)	$(0.38)	$0.50
Weighted Average Number of Shares Outstanding—Basic	7,006,684	7,006,684	7,006,684	7,037,694	7,054,442
Weighted Average Number of Shares Outstanding—Diluted	7,021,764	7,006,684	7,006,684	7,037,694	7,054,442

	At November 30,
Balance Sheet Data:	2016	2015	2014	2013	2012
Working (Deficiency) Capital	$(1,453,941)	$(2,474,868)	$900,826	$12,911,553	$22,668,426
Total Assets	17,238,232	19,150,559	21,732,592	26,345,749	35,271,109
Total Liabilities	9,329,341	12,761,418	12,166,638	9,283,383	11,023,133
Total Shareholders’ Equity	7,908,891	6,389,141	9,565,954	17,062,366	24,247,976
Cash Dividends Declared per Common Share	$—	$—	$—	$0.14	$0.28

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
Overview
For the year ended November 30, 2016, the Company had net income from continuing operations of $1,192,684 and earnings per share, basic and fully diluted of $0.17 , as compared to a net loss from continuing operations of $3,256,632 and a loss per share, basic and fully diluted of $0.46 for the year ended November 30, 2015. For the year ended November 30, 2016 the Company had a loss from discontinued operations of $11,474, and a loss per share, basic and fully diluted of $0.00 as compared to net income from discontinued operations of $12,421, and earnings per share, basic and fully diluted, of $0.00 for the same period in fiscal 2015. The total of continuing and discontinued operations for the year ended November 30, 2016 was net income of $1,181,210 compared to a net loss of $3,244,211 for the year ended November 30, 2015.
The Company completed in fiscal 2016 the restructuring plan that it begun in fiscal 2014. During fiscal 2015, the Company reduced its staffing from 37 to 20 employees. Staffing was reduced further to 12 employees in fiscal 2016. The Company has continued to eliminate under performing individual product SKUs during fiscal 2016 which has led to the Company operating more efficiently and being able to further reduce inventory levels. Inventory at November 30, 2016 was $2,347,483 as compared to $3,236,802 as of November 30, 2015.
The Company had net cash provided by operations of $744,280 for the year ended November 30, 2016 as compared to net cash used in operations of $1,727,779 for the year ended November 30, 2015. The Company had current assets of $7,463,421 and current liabilities of $8,917,362 at November 30, 2016. Retained earnings increased to $3,618,402 at November 30, 2016 from $2,437,192 at November 30, 2015. The Company had a line of credit and term loan with Capital Preservation Solutions, LLC which was paid off in full on December 4, 2015 and replaced by a new line of credit with SCM Specialty Finance Opportunities Funds, L.P., an affiliate of CNH Finance, L.P. as of the same date (see Financial Statements Note 7 - Debt Agreement for further information).
Comparison of Operating Results for Fiscal Years 2016 and 2015
For the year ended November 30, 2016, the Company had total revenues of $19,628,744 and net income from continuing operations of $1,192,684 after a provision for income taxes of $948,533. For the year ended November 30, 2015, the Company had total revenues of $24,789,555, and net loss from continuing operations of $3,256,632, after a benefit from taxes of $1,592,309. Other income decreased to $18,510 for fiscal 2016 as compared to $35,605 for fiscal 2015. The basic and fully diluted earnings per share from continuing operations for fiscal 2016 was $0.17 as compared to a basic and fully diluted loss per share from continuing operations of $0.46 for fiscal 2015.
The Company’s net sales decreased to $19,610,234 for the fiscal year ended November 30, 2016 from $24,753,950 for the fiscal year ended November 30, 2015.
Sales returns and allowances was 9.0% of gross sales for fiscal 2016 and 11.4% for fiscal 2015. Coupon expense, charged against sales allowances, was $45,369 in fiscal 2016 as compared to $117,303 in fiscal 2015. The Company, on an ongoing basis, has returns of products that have been phased out and replaced by new items as part of its marketing plans.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company reclassified certain advertising and promotional expenditures as a reduction of sales rather than report them as an expense, which had no effect on net income. This reclassification is in accordance with ASC Topic 605-10-S99, “Revenue Recognition” as more fully described in Note 2 (“Sales Incentives”) of the consolidated financial statements for fiscal 2014. The reclassification reflects a reduction in net sales for the fiscal years ended November 30, 2016 and 2015 by $1,149,644 and $2,243,966 respectively.
The Company’s net sales, by category for fiscal 2016 as compared to fiscal 2015 were:

	Years Ended November 30,
	2016		2015
Category	Net Sales		Net Sales
Skin Care	$10,602,832	54.0%	$12,845,817	51.9%
Oral Care	7,595,244	38.7%	8,526,601	35.3%
Nail Care	(24,342)	(0.1)%	1,829,461	7.4%
Fragrance	927,256	4.7%	1,034,883	4.2%
Miscellaneous	140,319	0.7%	402,617	1.6%
Analgesic	368,925	2.0%	114,980	0.5%
Hair Care	—	—%	(409)	—%
	$19,610,234	100.0%	$24,753,950	100.0%
Net sales were affected by the following factors:

•
Net sales of skin care products decreased $2,242,985 for the twelve months ended November 30, 2016, as compared to the same period in 2015. The decrease in net sales was primarily due to higher sales incentives given to retailers for the fiscal year ended November 30, 2015 combined with lower gross sales.

•
Net sales of oral care products decreased $931,357 for the twelve months ended November 30, 2016 as compared to the same period in fiscal 2015. Gross sales were lower primarily due to decreased volume on toothpaste. Sales incentives were higher in fiscal 2016when comparing the two periods.

•
Net sales of nail care products decreased $1,853,803 for the twelve months ended November 30, 2016 as compared to the same period in fiscal 2015. The net sales decreased primarily due to lower gross sales as a result of the Company no longer selling the Health and Wellness line of Nutra Nail products, offset partially by lower returns, allowances and sales incentives.

•
Net sales of fragrance products decreased $107,627 for the twelve months ended November 30, 2016 as compared to the same period in fiscal 2015. The net sales decreased primarily due to timing of shipments. Fragrance sales were only to an international customer.

Gross profit margins increased to 58.4% in fiscal 2016 from 57.8% in fiscal 2015. The increase was primarily due to lower sales returns and allowances as a percentage of sales. The total cost of sales as a percentage of gross sales decreased slightly to 35.8% in fiscal 2016 as compared to 35.9% in fiscal 2015.
Selling, general and administrative expenses decreased to $7,434,389 for the year ended November 30, 2016 from $11,574,045 for the 2015 fiscal year. The decrease of $4,139,656 was as a result of the following:

•	Personnel costs decreased to $2,456,712 in fiscal 2016 from $6,148,670 in fiscal 2015, a decrease of $3,691,958. The decrease in personnel was a result of the Company's restructuring plan.

•	Freight out, warehousing and outsource charges from Emerson decreased $847,757 comparing fiscal 2016 to fiscal 2015, primarily due to lower gross sales.
Advertising, cooperative and promotions expenses for fiscal 2016 were $1,219,413 as compared to $3,524,074 for fiscal 2015. The decreased expense of $2,304,661 was comprised of:

•
Decreased media, trade advertising and related expenses of $2,159,959. This decrease is due to decreased spending on the Sudden Change, Bikini Zone, and Plus White brands as the Company turned to more focused advertising.

•	Market research costs decreased $208,907.
The Company’s advertising expense changes from year to year based on the timing of the Company’s promotions.

Research and development expenses decreased to $46,382 for the 2016 fiscal year from $75,208 for the 2015 fiscal year. The decrease was due to the Company outsourcing regulatory work, as well as utilizing third party contract manufacturers for product development.
The Company had interest expense to a related party of $3,085 for the year ended November 30, 2016 as compared to $1,735,967 for the year ended November 30, 2015. The interest expense - related party consisted of interest expense due to Capital Preservation Solutions LLC for the Company's line of credit and term loan and deferred financing fees. The deferred financing fees were comprised of the value of the warrant that was issued to Capital Preservation Solutions as well as related legal costs (See Financial Statements Note 7 - Debt Agreement for further information regarding the Capital Preservation Solutions LLC loan agreement). The Company amortized the deferred financing fees over the term of the line of credit and term loan. The loan closed in September 2014, and therefore three months were amortized in fiscal 2014 and twelve months were amortized in fiscal 2015. Total interest expense, comprised of interest expense and interest expense - related party, decreased by $1,159,383 due to lower interest costs as a result of lower borrowing and the decrease in deferred financing fees amortization.
The Company recorded restructuring costs of $0 for fiscal 2016 and $2,289,406 for fiscal 2015. The restructuring charges consisted of severance payments or related accruals to employees in fiscal 2015, and facility exit costs in fiscal 2015. The Company completed its restructuring plan in fiscal 2016 and had no further restructuring charges during the year ended November 30, 2016. During fiscal 2016, the Company's personnel were reduced to 12 employees. The Company incurred facility exit costs in fiscal 2015 of $1,276,477 as a result of exiting and subsequently sub-letting the Company's prior facility at 200 Murray Hill Parkway, East Rutherford, New Jersey. The exit costs included writing off leasehold improvements of $714,138, real estate commissions paid for the sub-lease of $155,245 and a charge of $407,094 as an estimate for the difference between the rent that the Company pays its East Rutherford landlord per the master lease and the rent received from the sub-tenant over the term of the sub-lease. At the end of fiscal 2016, unpaid restructuring costs of $925,000, which are due to be paid in fiscal 2017, were recorded as an accrued expense on the Company's consolidated balance sheet.
Income before provision for income taxes for continued operations was $2,141,217 for the year ended November 30, 2016, as compared to the loss before benefit from income taxes for continued operations of $4,848,941 for the year ended November 30, 2015.
The effective tax provision for fiscal 2016 was 44.3% of income before tax as compared to a tax benefit of 32.8% of the net loss before tax for fiscal 2015. The increase in the rate was primarily due to a decrease in the valuation of the deferred tax assets which resulted in an increase of $140,483 in the current tax provision. The decreased valuation was due to changing the assumption of the realization of future tax benefits at a combined federal and state income tax rate of 36.45% from 36.90%, which was the rate assumed for prior fiscal years.
The Company discontinued the Gel Perfect nail polish brand and sold the Mega-T dietary supplement brand during fiscal 2014. The result of operations of both brands are recorded on the consolidated statement of operations as discontinued operations. The net loss from operations of discontinued brands was $11,474 in fiscal 2016 as compared to net income of $12,421 in fiscal 2015. The loss in fiscal 2016 was due to returns received. The Company does not believe that there will be any further return expense for discontinued operations.
Comprehensive income including continuing and discontinued operations, was $1,181,210 for the year ended November 30, 2016 as compared to comprehensive losses of $3,244,211 for the year ended November 30, 2015. The comprehensive income for fiscal 2016 reflects the Company’s net income of $1,192,684 from continuing operations and the net loss of $11,474 from discontinued operations. There were no unrealized gains or losses in fiscal 2016, as the Company sold all of its investments in fiscal 2014.

Comparison of Operating Results for Fiscal Years 2015 and 2014

For the year ended November 30, 2015, the Company had revenues of $24,789,555 , a net loss from continuing operations of $3,256,632 and net income from discontinued operations of $12,421 after a benefit from income taxes of $6,073. For the year ended November 30, 2014, the Company had revenues of $30,578,545, a net loss from continuing operations of $2,803,428, and a net loss from discontinued operations of $5,996,041 after a benefit from taxes of $3,651,431. Other income decreased to $35,605 for fiscal 2015 as compared to $458,246 for fiscal 2014. Other income was higher in fiscal 2014 primarily due to realized gain on sales of investments. The basic and fully diluted loss per share from continuing operations was $0.46 and $0.00 from discontinuing operations for fiscal 2015 as compared to basic and fully diluted loss per share from continuing operations of $0.40 and $0.86 from discontinuing operations for fiscal 2014.
The Company’s net sales decreased to $24,753,950 for the fiscal year ended November 30, 2015 from 30,120,299 for the fiscal year ended November 30, 2014.
Sales returns and allowances was 11.4 % of gross sales for fiscal 2015 and 8.7% for fiscal 2014. Coupon expense, charged against sales allowances, was $117,303 in fiscal 2015 as compared to $463,672 in fiscal 2014. The Company, on an ongoing basis, has returns of products that have been phased out and replaced by new items as part of its marketing plan.
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
The Company’s net sales, by category for fiscal 2015 as compared to fiscal 2014 were:

	Years Ended November 30,
	2015		2014
Category	Net Sales		Net Sales
Skin Care	$12,845,817	51.9%	$13,832,233	45.9%
Oral Care	8,526,601	34.4%	9,923,216	33.0%
Nail Care	1,829,461	7.4%	4,159,636	13.8%
Fragrance	1,034,883	4.2%	1,404,918	4.7%
Miscellaneous	402,617	1.6%	455,594	1.5%
Analgesic	114,980	0.5%	310,756	1.0%
Hair Care	(409)	—%	33,946	0.1%
	$24,753,950	100.0%	$30,120,299	100.0%

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
The Company recorded restructuring costs of $2,289,406 for fiscal 2015 and $2,738,570 for fiscal 2014. The restructuring charges consists of severance payments or related accruals to employees in fiscal 2015 and 2014, and facility exit costs in fiscal 2015. The Company had reduced its work force from 37 employees as of November 30, 2014 to 20 employees as of November 30, 2015. The Company planned for additional personnel to leave during fiscal 2016, which is included in the accrued restructuring expense as of November 30, 2015. The restructuring plan was completed by the end of the third quarter of fiscal 2016. Of the restructuring expense of $2,738,570 during fiscal 2014, $1,694,673 was paid in fiscal 2014, $364,515 was paid in 2015, with the balance of $679,382 recorded as an accrued expense on the Company's consolidated balance sheet. The restructuring charge of $2,289,406 during fiscal 2015 consisted of severance payments to employees and facility exit costs. The Company incurred facility exit costs of $1,276,477 as a result of exiting and subsequently sub-letting the Company's prior facility at 200 Murray Hill Parkway, East Rutherford, New Jersey. The exit costs included writing off leasehold improvements of $714,138, real estate commissions paid for the sub-lease of $155,245 and a charge of $407,094 as an estimate for the difference between the rent that the Company pays its East Rutherford landlord per the master lease and the rent received from the sub-tenant over the term of the sub-lease. At the end of fiscal 2015, unpaid restructuring costs of $1,676,781, which are due to be paid in fiscal 2016 and fiscal 2017, was recorded as an accrued expense on the Company's consolidated balance sheet, of which $1,256,781 was recorded as a current accrued liability and $420,000 was recorded as a long term accrued liability.
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

Financial Position as of November 30, 2016
As of November 30, 2016, the Company had working deficiency of $(1,453,941) as compared to $(2,474,868) at November 30, 2015. The ratio of total current assets to current liabilities is 0.8 to 1 as of November 30, 2016, unchanged from the ratio of 0.8 to 1 for the prior year. Working capital increased due to a reduction in accounts payable and accrued liabilities, as well as lower borrowing on the Company's line of credit, partially offset by lower inventory. The Company’s cash position at November 30, 2016 was $309,280, versus cash of $509,884 as at November 30, 2015. The Company had no investments at at November 30, 2016. As of November 30, 2016, there were no dividends declared.
Accounts receivable as of November 30, 2016 and 2015 were $2,147,680 and $2,112,055 respectively. Included in net accounts receivable are an allowance for doubtful accounts, a reserve for returns and allowances and a reduction based on an estimate of co-operative advertising that will be taken as credit against payments. The allowance for doubtful accounts was $15,801 and $4,911 for November 30, 2016 and 2015, respectively. The reserve for returns and allowances is a combination of specific and general reserve amounts relating to accounts receivable. The general reserve is calculated based on historical percentages applied to aged accounts receivable and the specific reserve is established and revised based on individual customer circumstances.
The reserve for returns and allowances is based on the historical returns as a percentage of sales in the three preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances. This allowance decreased to $1,136,101 as of November 30, 2016 from $1,315,769 as of November 30, 2015. Of this amount, allowances and reserves in the amount of $194,873, which are anticipated to be deducted from future invoices, are included in accrued liabilities. The reserve for returns and allowances as of November 30, 2016 include specific reserves of $729,414 for Nutra Nail product returns that will be deducted in fiscal 2017.
Gross receivables were further reduced by $435,351 as of November 30, 2016, which was reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against payments. In addition, accrued liabilities include $1,741,402, which is an estimate of co-operative advertising expense relating to fiscal 2016 sales which are anticipated to be deducted from future invoices rather than current accounts receivable.
Inventories were $2,347,483 and $3,236,802, as of November 30, 2016 and 2015, respectively. The decrease in inventory is due to management's efforts to increase inventory turnover, as well as lower sales and the elimination of unprofitable product items. The reserve for inventory obsolescence is based on a detailed analysis of inventory movement. The inventory obsolescence reserve decreased to $500,156 as of November 30, 2016 from $821,259 as of November 30, 2015. Changes to the inventory obsolescence reserves are recorded as an increase or decrease to the cost of sales.
Prepaid expenses and sundry receivables decreased to $466,060 as of November 30, 2016 from $697,097 as of November 30, 2015. The decrease was in the ordinary course of business.
Prepaid and refundable income taxes decreased to $44,154 as of November 30, 2016, from $70,056 as of November 30, 2015 primarily due to the collection of tax refunds in fiscal 2016 and a small under accrual of taxes from fiscal 2015.
The amount of deferred income tax reflected as a current asset decreased to $2,148,764 as of November 30, 2016 from $2,254,322 as of November 30, 2015. The $105,558 decrease was due primarily to decreases in reserves for returns and inventory, as well as accrued restructuring costs partially offset by an increase in the amount of loss carry forward classified as a short-term asset.
The Company’s investment in property and equipment consisted mostly of leasehold improvements, office furniture and equipment, and computer hardware and software to accommodate our personnel in addition to tools and dies used in the manufacturing process. The Company acquired $113,701 of additional property and equipment during fiscal 2016, primarily for an upgrade of the Company's computer systems.
The Company had intangible assets of $433,778 as of November 30, 2016 as compared to $434,166 as of November 30, 2015. During the fiscal year ended November 30, 2016, the Company did not have any write-offs as part of its annual impairment evaluation of patents and trademarks that were no longer in use with no plans for future use.
The Company had deferred financing fees of $259,587 as of November 30, 2016. On December 4, 2015 (the “Closing Date”), the Company entered into the Credit and Security Agreement (the “Credit Agreement”) with SCM Specialty Finance Opportunities Funds, L.P., an affiliate of CNH Finance, L.P. The Credit Agreement provides for a line of credit up to a maximum of $5,500,000 (the “Revolving Loan”). The proceeds of the Revolving Loans were used to pay off the Company's existing debt with Capital Preservation Solutions, LLC and for general working capital purposes. The deferred financing fees were for fees and legal costs incurred in connection with entering into the Credit Agreement. See Financial Statements Note 7 - Debt Agreement for further information regarding the Credit Agreement.
The Company had non-current deferred tax assets of $8,415,699 as of November 30, 2016 as compared to $9,200,599 as of November 30, 2015. The decrease was due to a reallocation of a portion of the deferred tax asset from a non-current asset to a current asset as well as the net income in fiscal 2016 which reduced the loss carry forward.
Current liabilities were $8,917,362 and $11,355,084, as of November 30, 2016 and 2015, respectively. Current liabilities at November 30, 2016 consisted of accounts payable, accrued liabilities, short-term capital lease obligations and income tax payable. Accounts payable and accrued liabilities decreased as the Company's financial position improved and vendor payments were brought to current and accrued restructuring costs were paid. As of November 30, 2016, there was $2,176,753 of open cooperative advertising commitments, of which $818,571 is from 2016, $612,953 is from 2015, and $880,308 is from 2014. Of the total amount of $2,176,753, $435,351 is reflected as a reduction of gross accounts receivables, and $1,741,402 is recorded as an accrued expense. Cooperative advertising is advertising that is run by the retailers in which the Company shares in part of the cost. If it becomes apparent that this cooperative advertising was not utilized, the unclaimed cooperative advertising will be offset against the expense during the fiscal year in which it is determined that it did not run. This procedure is consistent with the prior year’s methodology with regard to the accrual of unsupported cooperative advertising commitments.
Accrued liabilities included restructuring charges incurred, but not yet paid of $925,000. The restructuring charges are unpaid severance obligations as a result of the Company's reduction in work force during fiscal 2014, 2015 and 2016. The severance charges are expected to be fully paid by the end of fiscal 2017. Also included in accrued liabilities are payments due to David Edell of $101,307 and Ira Berman of $94,521 as per their respective separation agreements. On September 5, 2014, the Company entered into Separation Agreements with its two founding shareholders, David Edell and Ira Berman, (the “Founders”) whereby they are no longer required to perform any consulting services pursuant to their Amended and Restated Employment Agreements. The Company made a payment of $1,000,000 in the aggregate to the Founders on the separation date and was required per the Separation Agreements, as amended, to make an additional payment of $200,000 in the aggregate to the Founders on October 1, 2016 and pay $794,620 in the aggregate in monthly installments commencing on October 3, 2014. The Founders agreed to defer most of he additional payment of $200,000 until fiscal 2017. As of November 30, 2016 there was an aggregate amount of $195,828 due to the Founders.
Long-Term Obligations and Credit Agreement
The Company’s long-term obligations as of November 30, 2016 were for a portion of its net sub-lease liability and a security deposit for the sub-lease of its former facility in East Rutherford, New Jersey. The Company incurred facility exit costs as a result of exiting and subsequently sub-letting the Company's prior facility at 200 Murray Hill Parkway, East Rutherford, New Jersey. The exit costs included a charge of $407,094 as an estimate for the difference between the rent that the Company pays its East Rutherford landlord per the master lease and the rent received from the sub-tenant over the term of the sub-lease. This charge was recorded as an accrued expense. The portion of the net sub-lease liability due greater than twelve months was reclassified as a long term liability.
Shareholder's Equity and Cash Flow
Shareholders’ equity increased to $7,908,891 as of November 30, 2016 from $6,389,141 as of November 30, 2015. The increase was due to increases in retained earnings of $1,181,210 as a result of the net income earned in fiscal 2016 and an increase in additional paid-in capital of $338,540 due to the issuances of stock options.
The Company's cash provided by operating activities was $744,280 during fiscal 2016, as compared to $1,727,779 that was used in operating activities during fiscal 2015. The provision of cash in fiscal 2016 was mainly due to the net income from continuing and discontinued operations of $1,181,210, which included non-cash transactions that in the aggregate were $1,477,893 offset by an aggregated decrease in operating asset and liability accounts of $1,914,823. Net cash used in investing activities was $113,201 in fiscal 2016, primarily due to the acquisition of a new computer system for the Company. Cash flow used in financing activities was $831,683 during the year ended November 30, 2016, as a result of decreased borrowing under the Company's line of credit. The Company’s cash balance decreased by $200,604 during fiscal 2016.
Liquidity and Capital Resources
Liquidity is defined as the ability to generate adequate amounts of cash to meet short-term and long-term business needs. We assess our liquidity in terms of our total cash flow and the amounts of cash and credit availability. Significant factors that could affect our liquidity include the following:

•	Cash flow generated or used by operating activities;

•	Restructuring liabilities due to be paid in fiscal 2017;

•	Completion of the move to turn-key manufacturing of the Company's products; and

•	Ability to negotiate favorable payments terms with the Company's contract manufacturers;

The Company's primary capital needs in fiscal 2017 are working capital requirements, payments of accrued employee severance costs, amounts due to David Edell and Ira Berman pursuant to their respective Separation Agreements (See Item 13 - Certain Relationships, and Related Transactions, and Director Independence for further information on the Separation Agreements) and payments for accrued media invoices incurred in fiscal 2015. The Company anticipates that a substantial amount of the cash provided by operations will be used to pay the accrued severance costs, Separation Agreement payments and accrued media invoices, but does expect an improvement in working capital during fiscal 2017.

On December 4, 2015 (the “Closing Date”), the Company entered into the Credit and Security Agreement (the “Credit Agreement”) with SCM Specialty Finance Opportunities Funds, L.P., an affiliate of CNH Finance, L.P. (together

"SCM"). The Credit Agreement provides for a line of credit up to a maximum of $5,500,000 (the “Revolving Loan”). As of November 30, 2016, $3,277,885 was outstanding under the line of credit.

Pursuant to our Credit Agreement, all outstanding amounts under the Revolving Loan bear interest at the 30 day LIBOR rate plus 6% per annum (currently in the aggregate, 6.21% per annum), payable monthly in arrears. The Company is also required to pay a monthly unused line fee and collateral management fee. The commitment under the Credit Agreement expires three years after the Closing Date. The Revolving Loan and all other amounts due and owing under the Credit Agreement and related documents are secured by a first priority perfected security interest in, and lien on, substantially all of the assets of the Company. Amounts available for borrowing under the Line of Credit equal the lesser of the Borrowing Base (as defined below), and $5,500,000, in each case, as the same is reduced by the aggregate principal amount outstanding under the Line of Credit. “Borrowing Base” under the Loan Agreement means, generally, the amount equal to (i) 85% of the Company’s eligible accounts receivable, plus (ii) 65% of the value of eligible inventory, less (iii) certain reserves. The Credit Agreement contains customary representations, warranties and covenants on the part of the Company, including a financial covenant requiring the Company to maintain a fixed charge coverage ratio of no less than 1.0 to 1.0. The Credit Agreement imposes an early termination fee and also provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement.

The Company believes that it will have sufficient capital resources to meet its working capital requirements for the next twelve months. This expectation depends upon SCM providing the Company with funds under the line of credit as required and the Company’s ability to borrow additional funds under the line of credit subject to the borrowing base and our future operating performance including the absence of any unforeseen cash requirements.

Based on management's assumptions concerning capital resources and liquidity, which include achieving our internal forecast and operating plan for improved net sales, operating results and operating cash flows and anticipated credit from vendors, it is anticipated that the Company will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and expected cash needs for the next twelve months. This expectation depends upon future operating performance, the achievement of the Company's operating plan and internal forecast, absence of unforeseen cash requirements, continuation of credit facility availability, SCM providing the Company with funds under the line of credit as required and the Company's ability to borrow additional funds under the line of credit subject to the borrowing base, continued support of vendors at existing levels and the absence of any significant deterioration in economic conditions.
The Company's operating plan for fiscal 2017, while forecasting a modest increase in net sales as compared to fiscal 2016, also anticipates improved operating results and cash flows from operations as a result of lower expenses. In addition, the Company anticipates an improvement in liquidity during fiscal 2017 as the majority of restructuring costs, past due payments to vendors and old media payments incurred in fiscal 2015 have been paid. The Company's ability to achieve its operating plan is based on a number of assumptions which involves significant judgment, risk, and estimates of future performance which we cannot be assured. As a result, the Company cannot assure that cash flows and other sources of liquidity will at all times be sufficient for its cash requirements. The Company will continue to monitor its performance and liquidity and if the Company believes that operating results will be below expectations or it is determined at any time that it is appropriate or necessary to obtain additional liquidity, the Company will take further steps seeking to improve its financial position, such as modifying the operating plan, seeking to further reduce costs and adjust cash spend, and evaluating other alternatives and opportunities to obtain additional sources of liquidity. The Company cannot assure that any of these actions would be sufficient or available, or if available, available on favorable terms.
Critical Accounting Estimates
The Company's consolidated financial statements include the use of estimates, which management believes are reasonable. The process of preparing financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accounting estimates and assumptions are those management considers to be most critical to the financial statements because they inherently involve significant judgment and uncertainties. All of these estimates and assumptions reflect management’s best judgment about current economic and market conditions and their effects on the information available as of the date of the consolidated financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.
An accounting estimate is deemed to be critical if it is reasonably possible that a subsequent correction could have a material effect on future operating results or financial condition. The following are estimates that management has deemed to be critical:
1 - Reserve for Returns—The allowances and reserves which are anticipated to be deducted from gross accounts receivables are recorded as a reserve for returns, which reduces the net accounts receivable. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. The estimated reserve is based in part on historical returns as a percentage of gross sales. The current estimated return rate is 8.05% of gross sales. Management estimates that any returns of product received from customers are not placed back into inventory, and subsequently destroyed. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account. The Company may increase the reserve for returns in excess of the current estimated return rate for specific return circumstances.
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
4 - The deferred taxes are an estimate of the future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the loss incurred in fiscal 2015 and prior years, the benefit of which will be carried forward into future tax years.   Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized.  Management has estimated that it will utilize the entire deferred tax asset in future years based on its belief that the Company will continue to be profitable.  However profits can be impacted in the future if the Company’s sales decrease.  The portion that management expects to utilize in fiscal 2017 is recorded as a short term asset, and the portion that management expects to utilize in fiscal years subsequent to fiscal 2017 are recorded as a long term asset.
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
Inventory, Seasonality, Inflation and General Economic Factors
The Company attempts to keep its inventory for its product at levels that will enable shipment against orders to be fulfilled on a timely basis. However, certain components must be inventoried well in advance of actual orders because of time-to-acquire circumstances. For the most part, purchases are based upon anticipated quarterly requirements, which are projected based upon sales indications, and general business factors. All of the Company’s contract manufactured products and components are purchased from non-affiliated entities. The Company outsources shipping and warehousing through Emerson to an OHL managed facility, located in Indianapolis, Indiana.
Sales of many of the Company’s products are not particularly seasonal, but sales of its sun-care and depilatory products usually peak during the spring and summer seasons. The Company does not have a product that can be identified as a ‘Christmas item’ and typically does not experience any sales peak during the holiday season.
The Company plans to continue to promote its sales through an advertising program consisting of a combination of media and co-op advertising. We continue to seek to decrease the amount of “on hand” inventory we stock; however to better service our customers we often find it difficult to reduce our “safety stock”.
Because the Company's products are sold to retail stores (throughout the United States and abroad), sales are particularly affected by general economic conditions. Accordingly, any adverse change in the economic climate in the U.S. or abroad can have an adverse impact on the Company’s sales and financial condition. The Company does not believe that inflation or other general economic circumstances that would further negatively affect operations can be predicted at present, but if such circumstances should occur, they could have material and negative impact on the Company’s net sales and revenues, unless the Company was able to pass along related cost increases to its customers.
Contractual Obligations
The following table sets forth the contractual obligations as of November 30, 2016. Such obligations include the Company's debt, current lease for the Company’s premises, written employment contracts and License Agreements, less sub-lease rental income.

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 years
Leases on Premises (1)	$872,506	$1,768,799	$1,553,485	$357,325
Employment Contracts (2)	1,205,000	560,000	560,000	280,000
Other Contractual Obligations (3)	475,000	—	—	—
Other Operating Leases	3,880	4,560	4,560	—
Capital Lease Obligations	4,295	—	—	—
Open Purchase Orders (4)	1,371,129	—	—	—
Total Contractual Obligations	$3,931,810	$2,333,359	$2,118,045	$637,325
Sub-lease rental income (5)	$662,892	$1,353,384	$1,391,420	$352,728
Net Contractual Obligations	$3,268,918	$979,975	$726,625	$284,597

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

(2)
On March 21, 2011, the compensation committee of the Board of Directors, acting on behalf of the Company, entered into an Employment Agreement (each, an “Employment Agreement”) with Stephen A. Heit, and Drew Edell (each, an “Executive”). Pursuant to their respective Employment Agreements Mr. Heit was engaged to continue to serve as the Company’s Executive Vice President and Chief Financial Officer, and Mr. Edell was engaged to continue to serve as the Company’s Executive Vice President, Product Development and Production. Except as set forth below, the Employment Agreements contain substantially similar terms to each other. The initial term of employment under each of the Employment Agreements ran from March 21, 2011 through December 31, 2013, with successive one-year renewal terms thereafter unless the Company or the Executive chooses not to renew the respective Employment Agreement. Under the respective Employment Agreements, the base salaries of Mr. Heit, and Mr.  Edell were established as $250,000, and $275,000 per annum, respectively, subject to annual increases at the discretion of the Company’s Board of Directors. Mr. Heit's base salary was increased to $280,000, effective October 1, 2014. The Executives are eligible to receive an annual performance-based bonus under their respective Employment Agreement, and are entitled to participate in Company equity compensation plans. In addition, each of the Executives receives an automobile allowance, health insurance and certain other benefits. In the event of termination of the respective Employment Agreement as a result of the disability or death of the Executive, the Executive (or his estate or beneficiaries) shall be entitled to receive all base salary and other benefits earned and accrued until such termination as well as a single-sum payment equal to the Executive’s base salary and a single-sum payment equal to the value of the highest bonus earned by the Executive in the one-year period preceding the date of termination pro-rated for the number of days served in that fiscal year. If the Company terminates the Executive for Cause (as defined in the respective Employment Agreement), or the Executive terminates his employment in a manner not considered to be for Good Reason, the Executive shall be entitled to receive all base salary and other benefits earned and accrued prior to the date of termination. If the Company terminates the Executive in a manner that is not for Cause or due to the Executive’s death or disability, the Executive terminates his employment for Good Reason, or the Company does not renew the Employment Agreement after December 31, 2013, the Executive shall be entitled to receive a single-sum payment equal to his unpaid base salary and other benefits earned and accrued prior to the date of termination and a single-sum payment of an amount equal to three times the average of the base salary amounts paid to Executive over the three calendar years prior to the date of termination. In addition, each Executive is entitled to certain benefits in connection with a Change of Control (as defined in their respective Employment Agreements). Under the Employment Agreements, each Executive agreed to non-competition restrictions for a period of six months following the end of the term of his Employment Agreement, during which period the Executive will be paid an amount equal to his base salary for a period of six months, and an amount equal to the pro rata share of any bonus attributable to the portion of the year completed prior to the date of termination. The Executives also agreed to confidentiality and non-solicitation restrictions under the Employment Agreements. The foregoing summary of the Employment Agreements is qualified in their entirety by the full text of the Employment Agreements, copies of which may be found in Form 8-K that was filed by Company on March 21, 2011 with the United States Securities and Exchange Commission. The Company also entered into an Employment Agreement with another Company executive, who is not a “named executive officer” within the meaning of the Securities Exchange Act of 1934, as amended and related regulations. This additional Employment Agreement contains substantially similar terms as the Employment Agreements discussed above and provides for a base salary which is currently $140,000 per annum. This Company executive's employment was terminated on August 5, 2016. See Financial Statements Note 11 - Committments and Contingencies for information regarding this executive's severance payment in connection with termination. The Company elected to continue Mr. Stephen A. Heit's contract for 2016. The Company chose to terminate the employment of Drew Edell, effective November 30, 2014. See Financial Statements Note 11 - Commitments and Contingencies for information regarding Mr. Edell’s severance payments in connection with termination.

The more than 5 years column only reflects one year of employment contract payments for Stephen Heit; the payments can continue in perpetuity so long as the Company does not terminate the Employment Agreement.

(3)	Other Contractual Obligations consist of accrued media invoices for advertising that ran in fiscal 2015. The Company has payment plans for its media vendors.

(4)	Open purchase orders reflect purchase orders issued as of November 30, 2016.

(5)
Sub-lease rental income is for the sub-lease of the Company's former facility at 200 Murray Hill Parkway, East Rutherford, New Jersey. See Item 2 - Properties for further information regarding the sub-lease.

Recent Accounting Pronouncements

In January, 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, which is an updated to Topic 350, "Goodwill and Other". The update simplifies the test for goodwill impairment by eliminating a step requiring the determination of the fair value of assets and liabilities at the impairment testing date. The update is effective for fiscal years, and the interim period within those years, beginning after December 15, 2019. Management does not expect that ASU 2017-04 will have a material impact on the Company's results of operations and consolidated financial statements.
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
The Company did not have any investments or marketable securities as of November 30, 2016.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are listed under Item 15 in this Form 10-K. The following financial data is a summary of the quarterly results of operations (unaudited) during and for the years ended November 30, 2016 and 2015:

		Three Months Ended
Fiscal 2016	Feb. 29	May 31	Aug. 31	Nov 30
Net Sales	$4,680,272	$5,675,177	$5,036,658	$4,218,127
Total Revenue	4,684,444	5,679,751	5,041,193	4,223,356
Cost of Sales	1,814,794	2,122,059	2,309,056	1,912,190
Gross Profit	2,865,478	3,553,118	2,727,602	2,305,937
Income from Continued Operations	$208,940	$430,989	$321,367	$231,388
(Loss) Income from Discontinued Operations	(5,571)	(7,312)	—	1,409
Net Income	$203,369	$423,677	$321,367	$232,797
Earnings Per Share:
Basic
Continuing Operations	$0.03	$0.06	$0.05	$0.03
Discontinued Operations	$—	$—	$—	$—
Total earnings per share	$0.03	$0.06	$0.05	$0.03
Diluted
Continuing Operations	$0.03	$0.06	$0.05	$0.03
Discontinued Operations	$—	$—	$—	$—
Total earnings per share	$0.03	$0.06	$0.05	$0.03

		Three Months Ended
Fiscal 2015	Feb. 28	May 31	Aug. 31	Nov. 30
Net Sales	$6,952,857	$6,666,621	$7,055,399	$4,079,073
Total Revenue	6,957,516	6,670,233	7,079,673	4,082,133
Cost of Sales	2,318,485	2,920,313	2,704,117	2,502,454
Gross Profit	4,634,372	3,746,308	4,351,282	1,576,619
Income (Loss) from Continued Operations	$57,608	$(1,776,992)	$175,080	$(1,712,328)
Income (Loss) from Discontinued Operations	—	190,274	(125,191)	(52,662)
Net Income (Loss)	$57,608	$(1,586,718)	$49,889	$(1,764,990)
Earnings (Loss) Per Share:
Basic
Continuing Operations	$0.01	$(0.25)	$0.02	$(0.24)
Discontinued Operations	$—	$0.03	$(0.02)	$(0.01)
Total income (loss) per share	$0.01	$(0.22)	$—	$(0.25)
Diluted
Continuing Operations	$0.01	$(0.25)	$0.02	$(0.24)
Discontinued Operations	$—	$0.03	$(0.02)	$(0.01)
Total earnings (loss) per share	$0.01	$(0.22)	$—	$(0.25)	*

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

The Company discontinued the Gel Perfect nail polish brand in fiscal 2014 which is reported as discontinued operations in the statement of operations for the each of the quarters for the years in fiscal 2016 and 2015.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
During the Company’s fiscal years ended November 30, 2016, 2015, and 2014 there were (i) no disagreements between the Registrant and the Company's independent registered public accounting firm, BDO USA LLP, on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which, if not resolved to the satisfaction of BDO USA LLP would have caused BDO USA LLP to make reference thereto in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. CONTROLS AND PROCEDURES
Under Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s fiscal 2016 annual report is required to be accompanied by a “Section 404 Formal Report” by management on the effectiveness of internal controls over financial reporting. The Company’s officers evaluate and confirm the effectiveness of the Company’s internal controls over financial reporting, that the Company’s data processing software systems and other procedures are effective and that the information created by the Company’s systems adequately confirm the validity of the information upon which the Company relies.
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
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of November 30, 2016, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control Over Financial Reporting
Under Section 404 of the Sarbanes-Oxley Act of 2002, our management, including our Chief Executive Officer and Chief Financial Officer, are required to assess the effectiveness of the Company’s internal control over financial reporting as of November 30, 2016 and report, based on that assessment, whether the Company’s internal control over financial reporting was effective.
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
The Company’s management has assessed the effectiveness of its internal control over financial reporting as of November 30, 2016 using the criteria as set forth in Internal Control – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). The Company’s assessment included documenting, evaluating and testing of the design and operating effectiveness of its internal control over financial reporting. Management of the Company has reviewed the results with the Audit Committee of the Board of Directors.
Based on the Company’s assessment, management has concluded that, as of November 30, 2016, the Company’s internal control over financial reporting was effective.
/s/ LANCE FUNSTON
Lance Funston, Chief Executive Officer
/s/ STEPHEN A. HEIT
Stephen A. Heit, Chief Financial Officer

Changes in Internal Control over Financial Reporting
No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Executive Officers and Directors of the Company are as follows:

NAME	POSITION	YEAR OF FIRST COMPANY SERVICE

Lance T. Funston	Chairman of the Board of Directors and Chief Executive Officer	2015
Douglas Haas	President and Chief Operating Officer	2015
Stephen A. Heit	Chief Financial Officer, Treasurer and Director	2005
Sardar Biglari	Director (resigned July 1, 2014, reappointed October 2, 2015)	2011
Philip Cooley	Director resigned July 1, 2014, reappointed October 2, 2015)	2011
S. David Fineman	Director	2015
Christopher Hogg	Director	2015
Linda Shein	Director (elected June 22, 2016)	2016
Lance T. Funston, 74 years old is the Company's Chairman of the Board and Chief Executive Officer. Mr. Funston also serves as Chairman and CEO of Ultimark Products, LLC which he founded in 2000. The consumer products company manufactures and distributes Porcelana®. In 1993 he founded TelAmerica Media, a media aggregator. In 2008, 85% of the company was sold to Cross MediaWorks, Inc., the balance was sold to the Lee Group in 2013. Mr. Funston attended the University of Houston and received his Bachelor of Science degree in 1967. In 1967, Mr. Funston was appointed Assistant to the Director of the Federal Deposit Insurance Corporation by President Lyndon Johnson, and subsequently as special assistant to a governor of the Federal Reserve Board. Mr. Funston attended Harvard Business School, receiving his MBA in 1970. During his tenure at Harvard, he founded Portfolio Management Systems Incorporated, which developed investment management systems for major financial institutions including: John Hancock, Fidelity Mutual, American General, Sun Life, and Bank of America. In 1973 Portfolio Management created a private real estate equity fund in Houston, Texas and developed residential and commercial properties during a 10 year period. He also served as a board member of the United States Bobsled and Skeleton Federation from 1992 to 1996. In 2007, Lance and his wife, Christina, founded the Save a Mind Foundation, a 501(c)3 federal non-profit organization that assists at-risk youth in grades 5-8 to stay in school with their innovative Win/Win Program.
Director Qualifications

•	Extensive experience in the consumer products market segment

•	Substantial experience in television advertising

•	Demonstrated leadership of numerous companies and organizations

Douglas Haas, 50 years old, is the Company's President and Chief Operating Officer. Prior to this appointment, Mr. Haas served as Executive Vice President - Operations. Mr. Haas was formerly President and Chief Operating Officer of Ultimark Products, Inc. which he joined in 2004. Ultimark Products is a consumer products company that manufactures and distributes Porcelana®. Lance Funston, who is the Company’s Chairman of the Board and Chief Executive Officer is also Chairman of the Board and Chief Executive Officer of Ultimark. Mr. Haas has spent over 25 years working for specialty manufacturing companies in many different key roles.

Stephen A. Heit, 62 years old, joined CCA in May 2005 as Executive Vice President – Operations, and was appointed Chief Financial Officer in March 2006. Mr. Heit has also served a Director since 2014. Prior to joining CCA, Mr. Heit was Vice President – Business Strategies for Del Laboratories, Inc., a consumer products company that was listed on the American Stock Exchange, from 2003 to 2005. Mr. Heit served as President of AM Cosmetics, Inc. from 2001 to 2003 and as Chief Financial Officer from 1998 to 2003. From 1986 to 1997 he was the Chief Financial Officer of Pavion Limited, and also served on the Board of Directors. He served as a Director of Loeb House, Inc., a non-profit organization serving mentally handicapped adults from 1987 to 1995, and Director of Nyack Hospital Foundation from 1993 to 1995. He received a Bachelor of Science from Dominican College in 1976, with additional graduate work in Professional Accounting at Fordham University, and received an MBA in accounting from the University of Connecticut Graduate Business School.
Director Qualifications

•	Extensive leadership experience in consumer products companies

•	Previous experience serving on the board of directors of a consumer products company

•	Substantial financial experience

Sardar Biglari, 39 years old, is a director of the Company. He is Founder, Chairman and Chief Executive Officer of Biglari Holdings Inc. (“Biglari Holdings”), a diversified holding company. Mr. Biglari is also Founder, Chairman and Chief Executive Officer of Biglari Capital Corp., general partner of The Lion Fund, L.P. and The Lion Fund II, L.P., private investment funds, since its inception in 2000. On November 14, 2014, Lance T. Funston entered into an agreement with the Lion Fund, L.P. and, for certain limited purposes, Sardar Biglari and Philip L. Cooley (the “Agreement”).  The Agreement provided that if the Company’s Board of Directors nominates Messrs. Biglari and Cooley to the Board, they will accept the nomination and serve on the Board upon their election.  See footnote 6 to the beneficial ownership table below under Item 12 for additional information regarding the Agreement.
Director Qualifications

•	Mr. Biglari has extensive managerial and investing experience in a broad range of businesses.

•	Experience serving on the board of directors of public companies.

•	Deemed by the Board of Directors to be an "audit committee financial expert" as defined by the SEC rules and "financially sophisticated" as defined by the NYSE MKT rules.

Philip L. Cooley, 73 years old, is a director of the Company. He has served as Vice Chairman of the Board of Biglari Holdings Inc. since April 2009 and as a director since March 2008. He was the Prassel Distinguished Professor of Business at Trinity University, San Antonio, Texas, from 1985 until his retirement in May 2012. Dr. Cooley served as an advisory director of Biglari Capital Corp., general partner of The Lion Fund, L.P., since 2000 and as Vice Chairman and a director of Western Sizzlin Corporation from March 2006 and December 2005, respectively, until its acquisition by Biglari Holdings Inc. in March 2010. Dr. Cooley earned a Ph.D. from Ohio State University, a MBA from the University of Hawaii and a BME from the General Motors Institute. Dr. Cooley is past president of the Eastern Finance Association, and serves on its board, and of the Southern Finance Association. He also serves on the board of the Financial Literacy of South Texas Foundation. On November 14, 2014, Lance T. Funston entered into an agreement with the Lion Fund, L.P. and, for certain limited purposes, Sardar Biglari and Philip L. Cooley (the “Agreement”).  The Agreement provided that if the Company’s Board of Directors nominates Messrs. Biglari and Cooley to the Board, they will accept the nomination and serve on the Board upon their election.  See footnote 6 to the beneficial ownership table below under Item 12 for additional information regarding the Agreement.
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

S. David Fineman, 71 years old, is a senior partner of the Philadelphia law firm of Fineman Krekstein & Harris. He was the Chairman of the Public Policy Committee of the Urban Land Institute and continues to be a member. Mr. Fineman was appointed by the President of the United States and confirmed by the United States Senate in 1995 as one of nine Governors of the U.S. Postal Service and was Chairman of the Board of Governors from 2003 to 2005. He has served since 2010 as Chairman of the Board of DHL eCommerce USA, a wholly owned subsidiary of Deutsche Post, the largest mail consolidator of small parcels in the United States. He has been chosen by the United States District Court as a member of its Court-Annexed Early Mediation Program (from 1998 to present). In 2006 through 2014, Mr. Fineman was recognized among his peers and was named as one of Pennsylvania “Super Lawyers” for his expertise in Business Litigation and Government Relations. He graduated from The American University (1967) where he presently serves on the Advisory Committee to the School of Public Affairs, and received his law degree, with Honors, from The George Washington University (1970). He is presently a member of the Philadelphia, Pennsylvania and American Bar Associations and the Urban Land Institute.
Director Qualifications

•	Mr. Fineman has extensive legal experience as senior partner of a law firm.

•	Substantial corporate governance knowledge as Chairman of the Board of DHL eCommerce USA.

•	Deemed by the Board of Directors to be an "audit committee financial expert" as defined by the SEC rules and "financially sophisticated" as defined by the NYSE MKT rules.

Christopher Hogg, 58 years old, has been the entrepreneurial prime mover behind a number of businesses in the consumer financial services industry. Chris is an Australian citizen and resides in Bryn Mawr, PA, USA. His experience is based in the corporate insurance, consumer debt recovery, retail financial services, payroll and payments transaction services and consumer finance industries. Chris is currently Chairman of a new start up Insurance Company, Agency Bonding Captives Inc. underwriting Surety Guarantee and Contract Bonding business throughout the USA and is in the process of acquiring an existing licensed Insurer. Chris is a managing member of Global IT Sales LLC which currently is the controlling shareholder of Innovant Investment Group LLC. Innovant acquired 75% of EmployeeMax in June 2015, a payroll and HR services company with offices in Pennsylvania, Virginia and Texas.
Director Qualifications

•	Extensive experience in the digital media and technology business

•	Leadership role in publicly held company
Linda Shein, 55 years old, has served as the Managing Director of the Baker Retail Center within The Wharton School, University of Pennsylvania, a leading retail, fashion and e-commerce think tank, since September 2013. Linda also serves on the board of directors of Weavers Way Co-op, a member-owned cooperative grocery store, and is a member of their audit committee. Previously, from September 2003 until September 2013, Linda was President of LBShein & Company, a marketing and merchandising consultancy in retail and e-commerce, and earlier served as general manager, Précis Division, and corporate vice president of Edison Brother Stores, Inc. Linda serves on the U.S. Advisory Board of the World Retail Congress. She earned an MBA from Harvard University and a B.S. in economics, magna cum laude, from The Wharton School, University of Pennsylvania.
Director Qualifications

•	Retail, e-commerce and marketing expertise

•	Corporate turnaround experience in retail environment

•	Board oversight and governance experience, including service on audit committee

•	Deemed by the Board of Directors to be an "audit committee financial expert" as defined by the SEC rules and "financially sophisticated" as defined by the NYSE MKT rules

Committees of the Board of Directors
The Board of Directors has established three committees. The audit committee is comprised solely of independent directors, Philip Cooley, who serves as its’ Chairman, S. David Fineman and Linda Shein. Directors Cooley, Fineman and Shein each qualify as an “audit committee financial expert” as defined by the SEC, are

“independent” as that term is used in Section 10(m)(3) of the Exchange Act and NYSE-MKT rules and are “financially sophisticated” as defined by NYSE-MKT rules. The compensation committee is comprised of Philip Cooley, S. David Fineman and Christopher Hogg. Each member of the compensation committee is “independent” as defined by NYSE-MKT rules. The nominating committee is comprised of Philip Cooley, Christopher Hogg and S. David Fineman.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and beneficial owners of more than ten percent of the Company’s Common Stock to file reports regarding ownership of the Company’s Common Stock with the SEC, and to furnish the Company with copies of all such filings. Based solely on a review of these filings, the Company believes that all filings were timely made in fiscal 2016, except for a late Form 4 filed each by Philip Cooley and Sardar Biglari, directors of the Company, on February 23, 2016, a late Form 3 and Form 4 filed by David Fineman, a director of the Company, on March 21, 2016, a late Form 4 filed by Linda Shein, a director of the Company, on June 30, 2016, a late Form 3 and Form 4 filed by Christopher Hogg, a director of the Company, on May 11, 2016, a late Form 4 filed by Douglas Haas, President and Chief Operating Officer, on February 28, 2017 and a late Form 4 filed by Stephen Heit, Chief Financial Officer, on February 28, 2017.

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

Item 11. EXECUTIVE COMPENSATION
i. Summary Compensation Table
The following table summarizes compensation earned in the 2016, 2015 and 2014 fiscal years by the following named officers:

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Lance T. Funston,	2016	306,731	88,853		—	395,584
Chief Executive Officer (4)	2015	—	—		—	—
	2014	—	—		—	—

Stephen A. Heit,	2016	280,000	64,044	54,628	44,798	443,470
Chief Financial Officer	2015	292,014	—	59,567	39,518	391,099
and Executive Vice President	2014	264,948	24,000		35,582	324,530

Douglas Haas,	2016	250,000	64,044	78,040	21,992	414,076
President and	2015	48,008	—	15,418	—	63,426
Chief Operating Officer (5)	2014	—	—		—	—

Richard Kornhauser,	2016	369,527	—			369,527
Former Chief Executive Officer (3)	2015	540,000	—	170,190	51,273	761,463
	2014	456,000	150,000	119,120	29,608	754,728

(1)	Bonus amounts represent amounts earned in each respective fiscal year, not necessarily paid in each year.

(2)
Represents the Company's grant date of the fair value of the stock options granted during each year computed in accordance with FASB ASC Topic 718. See Financial Statements Note 16 - Stock-Based Compensation for further information.

(3)
Includes the personal use value of Company leased automobiles, the value of Company-provided life insurance and health insurance that is made available to all employees . Please see Item. 11, Section v.—Employment Contracts/Compensation Program for further information regarding the compensation of Stephen A. Heit, Lance T. Funston and Douglas Haas.

(4)
Richard Kornhauser resigned as Chief Executive Officer and President in January 2016. Lance Funston was appointed by the Board of Directors as Chief Executive Officer in January 2016 at a base salary of $350,000 per annum. Included in the "Option Awards" column for Mr. Kornhauser is $170,190 for the fair market value of stock options granted in fiscal 2015 and $119,120 for the fair market value of stock options granted in fiscal 2014. The fiscal 2015 and 2014 stock options granted to Mr. Kornhauser were subsequently forfeited.

(5)	Douglas Haas was appointed President and Chief Operating Officer upon the resignation of Richard Kornhauser in January 2016. Mr. Haas was previously serving as Executive Vice President - Operations.

ii. Outstanding Management Equity Awards at 2016 Fiscal Year End

On January 5, 2015, the Company granted incentive stock options for 35,000 shares to Stephen A. Heit, the Company's Chief Financial Officer, at $3.48 per share. The closing price of the Company's stock on the date of the grant was $3.48 per share. The options vest in equal 20% increments commencing one year after the date of grant, and for each of the four subsequent anniversaries of such date. The options expire on January 5, 2025. The Company had estimated the fair value of the options granted to be $59,567 as of the grant date, and is being amortized as an expense over a five year period. None of the options granted were exercised as of November 30, 2016.
On June 22, 2016, the Company granted incentive stock options for 35,000 shares to Stephen A. Heit, the Company's Chief Financial Officer, at $3.35 per share. The closing price of the Company's stock on the date of the grant was $3.35 per share. The options vest in equal 20% increments commencing one year after the date of grant, and for each of the four subsequent anniversaries of such date. The options expire on June 21, 2026. The Company had estimated the fair value of the options granted to be $54,628 as of the grant date, and is being amortized as an expense over a five year period. None of the options granted were exercised as of November 30, 2016.
On April 9, 2015, the Company granted incentive stock options for 10,000 shares to Douglas Haas, who is now the Company's President and Chief Operating Officer, at $3.18 per share. The closing price of the Company's stock on the date of the grant was $3.18 per share. At the time of the grant, Mr. Haas was the Company's Executive

Vice President - Operations. The options vest in equal 20% increments commencing one year after the date of grant, and for each of the four subsequent anniversaries of such date. The options expire on April 8, 2025. The Company had estimated the fair value of the options granted to be $15,418 as of the grant date, and is being amortized as an expense over a five year period. None of the options granted were exercised as of November 30, 2016.
On June 22, 2016, the Company granted incentive stock options for 50,000 shares to Douglas Haas, the Company's President and Chief Operating Officer, at $3.35 per share. The closing price of the Company's stock on the date of the grant was $3.35 per share. The options vest in equal 20% increments commencing one year after the date of grant, and for each of the four subsequent anniversaries of such date. The options expire on June 21, 2026. The Company had estimated the fair value of the options granted to be $78,040 as of the grant date, and is being amortized as an expense over a five year period. None of the options granted were exercised as of November 30, 2016.
There were no other stock options for named executive officers granted or options exercised during fiscal 2016.

iii. Compensation of Directors
The following table reports the fees earned or paid in cash and the fair market value of equity awards granted to each director, with respect to their service as directors, during fiscal 2016. Our non-employee directors received no other compensation in fiscal 2016.

Director	Director Fees Earned or Paid in Cash	Fair Market Value of Option Awards (1)	Total Compensation
Sardar Biglari	$3,000	$65,888	$68,888
Philip Cooley	4,000	65,888	69,888
S. David Fineman	4,000	65,888	69,888
Christopher Hogg	4,000	65,888	69,888
Linda Shein (elected June 22, 2016)	2,000	90,075	92,075
 (1) The grant date fair value of option awards reported in the above table are computed in accordance with FASB ASC Topic 718. See Financial Statements Note 16 - Stock-Based Compensation for further information.

Effective November 2015, the Board of Directors approved the following fees: Chairman of the Audit, Compensation and Nominating Committees - $500 retainer per annum in addition to other director fees; Non-executive directors - $1,000 per in-person board meeting and no payment for attendance by telephone. The Board of Directors met three times in person during fiscal 2016, and one additional time by conference call, for an aggregate compensation of $370,627. Mr. Funston and Mr. Heit do not receive any additional compensation as directors as they are employees of the Company.

iv. Executive Compensation Principles—Compensation Committee
The Company’s Executive Compensation Program is based on guiding principles designed to align executive compensation with Company values and objectives, business strategy, management initiatives, and financial performance. In applying these principles the Compensation Committee of the Board of Directors, comprised of Philip Cooley , S. David Fineman and Christopher Hogg has established a program to:
•Reward executives for long-term strategic management and the enhancement of shareholder value.

•Integrate compensation programs with both the Company’s annual and long-term strategic planning.
•Support a performance-oriented environment that rewards performance not only with respect to Company goals but also Company performance as compared to industry performance levels.
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
On March 21, 2011, the Committee, acting on behalf of the Company, entered into an Employment Agreement (the “Employment Agreement”) with Stephen A. Heit (“Executive”). Pursuant to his Employment Agreement, Mr. Heit was engaged to continue to serve as the Company’s Executive Vice President and Chief Financial Officer. Mr. Heit's contract was automatically renewed for fiscal 2017.
Under the Employment Agreements the base salary of Executive is $250,000 per annum, and may be increased each year at the discretion of the Company’s Board of Directors. Mr. Heit's base salary was increased to $280,000, effective October 1, 2014. The Executive is eligible to receive an annual performance-based bonus under his Employment Agreement, and entitled to participate in Company equity compensation plans. In addition, the Executive will receive an automobile allowance, health insurance and certain other benefits. In the event of termination of the Employment Agreement as a result of the disability or death of the Executive, the Executive (or his estate or beneficiaries) shall be entitled to receive all base salary and other benefits earned and accrued until such termination as well as a single-sum payment equal to the Executive’s base salary and a single-sum payment equal to the value of the highest bonus earned by the Executive in the one-year period preceding the date of termination pro-rated for the number of days served in that fiscal year. If the Company terminates the Executive for Cause (as defined in the respective Employment Agreement), or the Executive terminates his employment in a manner not considered to be for Good Reason (as defined in the respective Employment Agreement), the Executive shall be entitled to receive all base salary and other benefits earned and accrued prior to the date of termination. If the Company terminates the Executive in a manner that is not for Cause or due to the Executive’s death or disability, the Executive terminates his employment for Good Reason, or the Company does not renew the Employment Agreement after December 31, 2013, the Executive shall be entitled to receive a single-sum payment equal to his unpaid base salary and other benefits earned and accrued prior to the date of termination and a single-sum payment of an amount equal to three times the average of the base salary amounts paid to Executive over the three calendar years prior to the date of termination. In addition, the Executive is entitled to certain benefits in connection with a Change of Control (as defined in the Employment Agreement).
Under the Employment Agreement, the Executive has agreed to non-competition restrictions for a period of six months following the end of the term of his Employment Agreement, during which period the Executive will be paid an amount equal to his base salary for a period of six months, and an amount equal to the pro rata share of any bonus attributable to the portion of the year completed prior to the date of termination. The Executive has also agreed to confidentiality and non-solicitation restrictions under the Employment Agreements.
The foregoing summary of the Employment Agreements is qualified in its entirety by the full text of the Employment Agreement, a copy of which may be found in Form 8-K that was filed by Company on March 21, 2011 with the United States Securities and Exchange Commission.

In October 2013, Richard Kornhauser was appointed as Chief Executive Officer and President with a salary of $450,000 per annum. In January 2016, Mr. Kornhauser resigned as Chief Executive and President of the Company. The Company agreed to pay Mr. Kornhauser $280,000 in four payments during fiscal 2016 as severance payments.
In January 2016, Lance Funston was appointed Chief Executive Officer of the Company in addition to his responsibilities as Chairman of the Board. Mr. Funston's base salary is $385,000 per annum. There is no written employment agreement between the Company and Mr. Funston.
In April 2016, Douglas Haas was appointed President and Chief Operating Officer of the Company. He had been the Company's Executive Vice President - Operations. Mr. Haas' base salary is $275,000 per annum. On February 22, 2016, the Company and Mr. Haas entered into a Severance Agreement. See Financial Statements Note 19 - Subsequent Events for further information regarding the Severance Agreement.
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

On June 15, 2005, the shareholders approved an amended and Restated Stock Option Plan amending the 2003 Stock Option Plan (the “Plan”). The Plan authorizes the issuance of up to one million shares of common stock (subject to customary adjustments set forth in the plan) pursuant to equity awards, which may take the form of incentive stock options, nonqualified stock options restricted shares, stock appreciation rights and/or performance shares. The plan expired in April, 2015. On August 13, 2015, the shareholders approved the 2015 CCA Industries, Inc. Incentive Plan(the "2015 Plan"). The 2015 Plan authorizes the issuance of up to 700,000 shares of common stock plus any shares underlying outstanding awards under the prior plan that terminate or expire unexercised or are cancelled or forfeited (subject to customary adjustments set forth in the plan) pursuant to equity awards, which may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and/or cash award.
On January 5, 2015, the Company granted incentive stock options for 175,000 shares to eight employees of the Company at $3.48 per share. The closing price of the Company's stock on the date of the grant was $3.48 per share. The options vest in equal 20% increments commencing one year after the date of grant, and for each of the four subsequent anniversaries of such date. The options expire on January 5, 2025. The Company had estimated the fair value of the options granted to be $297,833 as of the grant date. Subsequent to the grant date, 140,000 incentive stock option shares were forfeited, which had a fair market value of $238,267 at the time of the grant. The balance of 35,000 shares outstanding from the January 5, 2015 grant with a fair market value of $59,566 is being amortized as an expense over a five year period. Accordingly, the Company recorded a charge against earnings in the amount of $11,913 for the fiscal year end November 30, 2016.
On April 9, 2015, the Company granted incentive stock options for 10,000 shares to an employee of the Company, at $3.18 per share. The closing price of the Company's stock on the date of grant was $3.18 per share. The options vest in equal 20% increments commencing one year after the date of grant, and for each of the four subsequent anniversaries of such date. The options expire on April 8, 2025. The Company had estimated the fair value of the options granted to be $15,418 as of the grant date, which amount shall be amortized as an expense over a five year period. Accordingly, the Company recorded a charge against earnings in the amount of $3,084 for the fiscal year end November 30, 2016.

On December 1, 2015, the Company granted non-qualified stock options for 300,000 shares to 4 directors of the Company, at $3.16 per share. The closing price of the Company's stock on the date of grant was $3.16 per share. The options vest in full one year after the date of grant. The options expire on November 30, 2020. The Company had estimated the fair value of the options granted to be $263,550 as of the grant date. The Company recorded a charge against earnings in the amount of $263,550 for the fiscal year end November 30, 2016.
On June 22, 2016, the Company granted incentive stock options for 130,000 shares to seven employees of the Company, at $3.35 per share. The closing price of the Company's stock on the date of grant was $3.35 per share. The options vest in equal 20% increments commencing one year after the date of grant, and for each of the four subsequent anniversaries of such date. The options expire on June 21, 2026. The Company had estimated the fair value of the options granted to be $202,904 as of the grant date, which amount shall be amortized as an expense over a five year period. Accordingly, the Company recorded a charge against earnings in the amount of $18,600 for the fiscal year end November 30, 2016.
On June 22, 2016, the Company granted non-qualified stock options for 75,000 shares to a director of the Company, at $3.35 per share. The closing price of the Company's stock on the date of grant was $3.35 per share. The options vest in full one year after the date of grant. The options expire on June 21, 2021. The Company had estimated the fair value of the options granted to be $90,075 as of the grant date. Accordingly, the Company recorded a charge against earnings in the amount of 41,284 for the fiscal year end November 30, 2016.

On October 5, 2016, the Company granted non-qualified stock options for 14,000 shares to six consultants to the Company, at $3.03 per share. The closing price of the Company's stock on the date of grant was $3.03 per share. The options vest in full one year after the date of grant. The options expire on October 4, 2021. The Company had estimated the fair value of the options granted to be $14,182 as of the grant date.
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
The exercise price of all options must be at least equal to one hundred percent (100%) of the fair market value of the underlying stock on the date of grant. The aggregate fair market value of stock of the Company (determined at the date of the option grant) for which any employee may be granted Incentive Stock Options in any calendar year may not exceed $100,000, plus certain carryover allowances. The exercise price of an Incentive Stock Option granted to any participant who owns stock possessing more than ten percent (10%) of the voting rights of the Company’s outstanding capital stock must be at least one hundred-ten percent (110%) of the fair market value on the date of grant. As of November 30, 2016, there were 564,000 outstanding stock options under the Plan.

viii. Performance Graph

Set forth below is a line graph comparing cumulative total shareholder return on the Company’s Common Stock, with the cumulative total return of companies in the Dow Jones US Index and the cumulative total return of Dow Jones’s Personal Products Index.
Copyright© 2016 Dow Jones & Company. All rights reserved.

	11/11	11/12	11/13	11/14	11/15	11/16
CCA Industries, Inc.	100.00	92.53	68.89	74.79	69.77	56.21
Dow Jones US Total Return	100.00	115.99	151.94	176.46	180.66	195.26
Dow Jones US Personal Products	100.00	115.60	151.98	154.64	152.62	154.58
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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The following table sets forth information as of November 30, 2016 with respect to compensation plans under which shares of the Company’s Common Stock may be issued:
EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of shares to be issued upon exercise of out- standing options warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of shares remaining and available for future issuance under equity compensation plans (excluding shares in the first column)
Equity compensation plans approved by security holders on June 15, 2005	45,000	$3.41	—
Equity compensation plans approved by security holders on August 13, 2015	519,000	$3.23	181,000
Equity compensation plans not approved by security holders	—	—	—
Total	564,000	$3.25	181,000

The following table sets forth certain information regarding the ownership of the Company’s Common Stock, Class A Common Stock and ownership of all shares outstanding as of February 12, 2017 by (i) each of the directors (ii) each of the named executive officers listed in the summary compensation table and (iii) each person that the Company is aware to be the beneficial owner of more than five percent of the outstanding shares of Common Stock and/or Class A Common Stock and (iv) all current officers and directors as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is the beneficial owner of them.

Beneficial Ownership of Equity Securities

			Ownership	Ownership	Ownership		Ownership
	Number of Shares Owned		Percentage of	Percentage of	Percentage of		Percent
Name	Common Stock	Class A Common Stock	Common Stock Outstanding	Class A Stock Outstanding	All Shares Outstanding	Option/Warrant Shares	Assuming Option/Warrant Exercise (5)
Sardar Biglari (2) (6)	776,259	—	12.9%	—%	11.1%	75,000	12.0%
Philip Cooley	—	—	—%	—%	—%	75,000	1.1%
S. David Fineman	—	—	—%	—%	—%	75,000	1.1%
Lance Funston (1) (6)	19,958	967,702	0.3%	100.0%	14.1%	—	14.1%
Douglas Haas	—	—	—%	—%	—%	60,000	0.8%
Stephen A. Heit	31,805	—	0.5%	—%	0.5%	70,000	1.4%
Christopher Hogg	—	—	—%	—%	—%	75,000	1.1%
Linda Shein	—	—	—%	—%	—%	75,000	1.1%
Richard Kornhauser (7)	171,825	—	2.8%	—%	2.5%	—	2.5%
Renaissance Technologies LLC (3)	335,000	—	5.5%	—%	4.8%	—	4.8%
Capital Preservation Solutions, LLC (4,5)	—	—	—%	—%	—%	1,892,744	21.3%
Officers & Directors As a Group (8 persons)	828,022	967,702	13.7%	100.0%	25.6%	2,397,744	34.3%

(1)
Includes shares owned by Capital Preservation Holdings, LLC which is controlled by Lance Funston. The principal business address of Capital Preservation Holdings, LLC is One Belmont Avenue, Suite 602, Bala Cynwyd, PA 19004.

(2)
Based on information contained in Schedule 13D/A filed on June 16, 2016 with the SEC by Biglari Holdings Inc. Sardar Biglari is the Chairman and Chief Executive Officer of Biglari Holdings Inc. and has investment discretion over the securities owned. By virtue of these relationships, Sardar Biglari may be deemed to beneficially own the 776,259 shares owned directly by Biglari Holdings Inc. Biglari Holdings Inc. and Sardar Biglari each expressly and respectively disclaims beneficial ownership of such shares except to the extent of their respective pecuniary interest therein. The principal business address of each of Biglari Holdings, Inc. and Sardar Biglari is 17802 IH 10 West, Suite 400, San Antonio, Texas 78257.

(3)
Based on information contained on Schedule 13G/A, filed on February 14, 2017 with the SEC by Renaissance Technologies LLC ("RTC") . Their principal address is 800 Third Avenue, New York, New York 10022.

(4)
Capital Preservation Solutions, LLC is owned by Lance Funston. On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. Contemporaneously with the signing of the Agreement, the Company issued a Warrant to Purchase Common Stock (the “Warrant”) to Capital whereby Capital may acquire upon exercise of the Warrant 1,892,744 shares of the Company’s Common Stock. The Warrant may be exercised in whole or in part at any time during the exercise period which is five years from the date of the Warrant. The Warrant bears a purchase price of $3.17 per share, subject to adjustments. The loan under the Agreement was paid in full on December 4, 2015, but the warrants remain outstanding. The principal business address of Capital Solutions, LLC is One Belmont Avenue, Suite 602, Bala Cynwyd, PA 19004.

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

(6)
On November 14, 2014, Lance T. Funston entered into an agreement with the Lion Fund, L.P. (the “Lion Fund”) and, for certain limited purposes, Sardar Biglari and Philip L. Cooley (the “Agreement”). The Lion Fund holds 776,259 shares of the Company’s Common Stock (the “TLF Shares”), and Mr. Biglari is the founder, Chairman and Chief Executive Officer of Biglari Capital Corp., the Lion Fund’s general partner. The TLF Shares are held subject to the Agreement, the terms of which grant the Lion Fund the right to sell all or a portion of the TLF Shares to Mr. Funston or his affiliate at a purchase price of $6.00 per share for a period of 30 days after the Restricted Period End Date (as defined below). Pursuant to the Agreement, the Lion Fund has agreed to certain transfer restrictions on the TLF Shares until the earlier of (a) January 1, 2018 and (b) the occurrence of specified extraordinary transactions, including (i) the execution of a definitive agreement for, or the public announcement of, a sale of the Company in which stockholders will receive less than $6.00 per share (subject to adjustment for stock splits and combinations, stock dividends and similar transactions), or (ii) the bankruptcy of the Company (such earlier date, the “Restricted Period End Date”). The Lion Fund further agreed that, until the Restricted Period End Date, it would vote the TLF Shares in accordance with the Board’s recommendation on any proposal presented to stockholders.  For additional information, see the Schedules 13D/A filed by Mr. Funston and the Lion Fund on November 14, 2014.   The Agreement was amended on June 14, 2016. The amendment extends the expiration of the restricted period from January 1, 2018 to January 1, 2019. The amendment also allowed the transfer of the shares owned by The Lion Fund to Biglari Holdings Inc. For further information regarding the amendment, see Schedules 13D/A filed by Mr. Funston, the Lion Fund and Biglari Holdings Inc. on June 16, 2016.

(7)	Richard Kornhauser resigned as Chief Executive Officer and President in January 2016.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
During fiscal years 2016 and 2015, as per their respective Employment Agreements, the Company made payments of $137,500 and $137,500 each to David Edell and Ira Berman for consulting services provided during those years and certain other benefits as per their Employment Agreements. David Edell served as a director during fiscal 2014 until September 5, 2014. Ira Berman is a former director. On September 5, 2014, the Company entered into Separation Agreements with David Edell and Ira Berman, (the “Founders”) whereby they are no longer required to perform any consulting services pursuant to their Amended and Restated Employment Agreements. The Company made a payment of $1,000,000 in the aggregate to the Founders on the separation date and is required per the Separation Agreements, as amended, to make an additional payment of $200,000 in the aggregate to the Founders on October 1, 2016 and pay $794,620 in the aggregate in monthly installments of $52,975 commencing on October 3, 2014. The Founders agreed to defer most of the additional payment of $200,000 until fiscal 2017. As of November 30, 2016 there was an aggregate of $195,828 due to the Founders. See Item 7 - Contractual Obligations for additional information regarding the consulting arrangement.
On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. Capital Preservation Solutions, LLC is owned by Lance Funston, who also is the managing partner of Capital Preservations Holdings, LLC which owns common stock and all of the Company's Class A common stock. Contemporaneously with the signing of the Agreement, the Company issued a Warrant to Purchase Common Stock (the “Warrant”) to Capital whereby Capital may acquire upon exercise of the Warrant 1,892,744 shares of the Company’s Common Stock. The Warrant may be exercised in whole or in part at any time during the exercise period which is five years from the date of the Warrant. The Warrant bears a purchase price of $3.17 per share, subject to adjustments. The working capital line of credit and term loan have been recorded on the consolidated balance sheet as of November 30, 2014 as from a related party. Interest and amortized financing costs in the amount of $3,085 was incurred to Capital and is recorded on the consolidated statement of operations for the year ended November 30, 2015 as interest expense from a related party. The working capital and term loan under the Agreement was paid in full on December 4, 2015, and the Agreement expired on December 5, 2015.
The Company signed an agreement in December 2014 with Funston Media Management Services, Inc., which is owned by Lance Funston, who is now the Company's Chairman of the Board and Chief Executive Officer. The agreement provided for Funston Media Management Services, Inc. to provide consumer advertising purchasing services and brand management for a fee equal to 7.5% of the advertising costs with a minimum fee of $256,200 for the contract period. The agreement also provided for a monthly management fee of $15,000, which was amended to $5,000 per month for the contract period. The agreement ended on November 19, 2015. The Company incurred costs in the amount of $316,200 for the 2015 fiscal year, of which $136,200 remains unpaid and is recorded as an accrued expense on the consolidated balance sheet as of November 30, 2016. The Company signed a new agreement in December 2015 with Funston Media Management Services, Inc. The agreement provided for Funston Media Management Services, Inc. to provide consumer advertising purchasing services and brand management for a fee equal to 10.0% of the advertising costs with no minimum fee or monthly management fee. The agreement automatically renews unless canceled by the Company or Funston Media Management Services, Inc. Under the new agreement, the Company incurred costs of $54,509 for the year ended November 30, 2016.
The independent directors of the Company are: Sardar Biglari, Philip Cooley, S. David Fineman, Christopher Hogg and Linda Shein. There were no transactions, relationships or arrangements not disclosed in this item that were considered by the Company’s board of directors in determining the director’s independence.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
BDO USA, LLP (“BDO”) served as the Company’s independent registered public accounting firm for 2015 and 2014. The services performed by BDO in this capacity included conducting an audit in accordance with generally accepted audit standards of, and expressing an opinion on, the Company’s consolidated financial statements.
Audit Fees
BDO’s fees for professional services rendered in connection with the audit and review of Forms 10-K and all other SEC regulatory filings were $191,750 and $191,750 per annum, respectively, for each of the 2016 and 2015 fiscal years. The Company has paid and is current on all billed fees.

Audit Related Fees
There were no audit related fees in fiscal 2016 or fiscal 2015.
Tax Fees
BDO’s fees for professional services rendered in connection with Federal and State tax return preparation and other tax matters for the 2016 and 2015 fiscal years was $35,000 and $35,000, respectively, per annum.
All Other Fees
There were no other fees in fiscal 2016 or fiscal 2015.
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
Table of Contents, Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of November 30, 2016 and 2015, Consolidated Statements of Operations for the years ended November 30, 2016, 2015 and 2014, Consolidated Statements of Comprehensive Income (Loss) for the years ended November 30, 2016, 2015 and 2014, Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2016, 2015 and 2014, Consolidated Statements of Cash Flows for the years ended November 30, 2016, 2015 and 2014, Notes to Consolidated Financial Statements.
Financial Statement Supplementary Information:

(a) (2)	Schedule II: Valuation Accounts; Years Ended November 30, 2016, 2015 and 2014.

(a) (3)	Exhibits: The following exhibits are filed herewith or incorporated by reference
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

(10.18)	Settlement Agreement and General Release between Richard Kornhauser and CCA Industries, Inc. is incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 25, 2016.

(10.19)	Employment Agreement, dated August 11, 2015, by and between CCA Industries, Inc. and Richard Kornhauser is incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 12, 2015.*

(10.2)	2015 CCA Industries, Inc. Incentive Plan is incorporated by reference to the Company's 2015 proxy statement (Appendix A) filed July 22, 2015.*

(11.00)	Statement re Per Share Earnings (included in Item 15, Financial Statements).

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) included herein.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) included herein.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 included herein.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 included herein.

(101.Def)	Definition Linkbase Document

(101.Pre)	Presentation Linkbase Document

(101.Lab)	Labels Linkbase Document
(101.Cal)  Calculation Linkbase Document
(101.Sch)  Schema Document
(101.Ins)  Instance Document

*	Management contract and compensatory plan or arrangement.

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

CCA INDUSTRIES, INC.

By:	/s/ LANCE FUNSTON
LANCE FUNSTON, Chief Executive Officer

Date:	February 28, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ LANCE FUNSTON	Chairman of the Board, Chief Executive Officer	February 28, 2017
LANCE FUNSTON	and President

/s/ STEPHEN A. HEIT	Director, Chief Financial Officer and Chief Accounting Officer	February 28, 2017
STEPHEN A. HEIT

/s/ SARDAR BIGLARI	Director	February 28, 2017
SARDAR BIGLARI

	Director	February 28, 2017
PHILIP COOLEY

/s/ S. DAVID FINEMAN	Director	February 28, 2017
S. DAVID FINEMAN

/s/ CHRISTOPHER HOGG	Director	February 28, 2017
CHRISTOPHER HOGG

/s/ LINDA SHEIN	Director	February 28, 2017
LINDA SHEIN

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2016 AND 2015

C O N T E N T S

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
CCA Industries, Inc.
Ridgefield Park, New Jersey
We have audited the accompanying consolidated balance sheets of CCA Industries, Inc. and Subsidiaries as of November 30, 2016 and 2015 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCA Industries, Inc. and Subsidiaries at November 30, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2016, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
Woodbridge, New Jersey
February 28, 2017

` Part I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30, 2016	November 30, 2015
ASSETS
Current assets:
Cash & cash equivalents	$309,280	$509,884
Accounts receivable, net of allowances of $957,029 and $912,688, respectively	2,147,680	2,112,055
Inventories, net of reserve for inventory obsolescence of $500,156 and $821,259, respectively	2,347,483	3,236,802
Prepaid expenses and sundry receivables	466,060	697,097
Prepaid and refundable income taxes	44,154	70,056
Deferred income taxes	2,148,764	2,254,322
Total Current Assets	7,463,421	8,880,216

Property and equipment, net of accumulated depreciation	235,203	205,034
Intangible assets, net of accumulated amortization	433,778	434,166
Deferred financing fees, net of accumulated amortization	259,587	—
Deferred income taxes	8,415,699	9,200,599
Other	430,544	430,544
Total Assets	$17,238,232	$19,150,559

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable & accrued liabilities	$5,615,756	$7,645,553
Capitalized lease obligations - current portion	3,721	9,531
Income tax payable	20,000	—
Line of credit	3,277,885	—
Line of credit - related party	—	2,700,000
Term loan - related party	—	1,000,000
Total Current Liabilities	8,917,362	11,355,084

Long-term accrued liabilities	264,126	1,242,282
Capitalized lease obligations	—	16,199
Long term- other	147,853	147,853
Total Liabilities	9,329,341	12,761,418

Shareholders' Equity:
Preferred stock, $1.00 par, authorized 20,000,000 none issued	—	—
Common stock, $.01 par, authorized 15,000,000 shares, issued and outstanding 6,038,982 and 6,038,982 shares, respectively	60,390	60,390
Class A common stock, $.01 par, authorized 5,000,000 shares, issued and outstanding 967,702 and 967,702 shares, respectively	9,677	9,677
Additional paid-in capital	4,220,422	3,881,882
Retained earnings	3,618,402	2,437,192
Total Shareholders' Equity	7,908,891	6,389,141
Total Liabilities and Shareholders' Equity	$17,238,232	$19,150,559
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended November 30,
	2016	2015	2014
Revenues:
Sales of health and beauty aid products - net	$19,610,234	$24,753,950	$30,120,299
Other income	18,510	35,605	458,246
Total Revenues	19,628,744	24,789,555	30,578,545
Costs and Expenses:
Cost of sales	8,158,099	10,445,369	13,630,226
Selling, general and administrative expenses	7,434,389	11,574,045	11,794,603
Advertising, cooperative and promotional expenses	1,219,413	3,524,074	6,155,051
Research and development	46,382	75,208	458,984
Bad debt expense (recovery)	37,503	(20,730)	(24,721)
Interest expense - related party	3,085	1,735,967	314,213
Interest expense	588,656	15,157	22,259
Total Costs and Expenses before Restructuring	17,487,527	27,349,090	32,350,615
Restructuring Cost	—	2,289,406	2,738,570
Total Costs and Expenses	17,487,527	29,638,496	35,089,185
Income (Loss) before provision for (benefit from) Income Taxes	2,141,217	(4,848,941)	(4,510,640)
Provision for (benefit from) Income Taxes	948,533	(1,592,309)	(1,707,212)
Income (Loss) from Continuing Operations	1,192,684	(3,256,632)	(2,803,428)
Discontinued Operations
(Loss) Income from discontinued operations	(20,600)	18,494	(9,647,472)
(Benefit from) Provision for Income Taxes	(9,126)	6,073	(3,651,431)
(Loss) income from Discontinued Operations	(11,474)	12,421	(5,996,041)
Net income (loss)	$1,181,210	$(3,244,211)	$(8,799,469)

Net Income (Loss) per Share:
Basic
Continuing Operations	$0.17	$(0.46)	$(0.40)
Discontinued Operations	$—	$—	$(0.86)
Net income (loss) per share	$0.17	$(0.46)	$(1.26)

Net Income (Loss) per Share:
Diluted
Continuing Operations	$0.17	$(0.46)	$(0.40)
Discontinued Operations	$—	$—	$(0.86)
Net income (loss) per share	$0.17	$(0.46)	$(1.26)

Weighted Average Shares Outstanding:
Basic	7,006,684	7,006,684	7,006,684
Diluted	7,021,764	7,006,684	7,006,684
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended November 30,
	2016	2015	2014
Income (Loss) from Continuing Operations	$1,192,684	$(3,256,632)	$(2,803,428)
(Loss) Income from Discontinuing Operations	(11,474)	12,421	(5,996,041)
Net Income (Loss)	1,181,210	(3,244,211)	(8,799,469)
Other Comprehensive (Loss) Income
Unrealized Gain (Loss) on Securities:
Unrealized holding gain arising during the period, net of tax	—	—	36,888
Less: reclassification adjustment for (gain) included in net income (loss), net of tax	—	—	(219,266)
Comprehensive Income (Loss) (Note 2)	$1,181,210	$(3,244,211)	$(8,981,847)
Unrealized holding gain (loss) for the years ended November 30, 2016, 2015 and 2014, is net of deferred tax expense from unrealized gain of $0, $0 and $(21,581), respectively.
The reclassification adjustment for (gain) loss for the years ended November 30, 2016, 2015 and 2014 is net of a deferred tax (expense) benefit of $0, $0 and $(128,244), respectively.

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED NOVEMBER 2016, 2015 AND 2014

					UNREALIZED
			ADDITIONAL		GAIN (LOSS) ON	TOTAL
	COMMON STOCK		PAID IN	RETAINED	MARKETABLE	SHAREHOLDERS'
	SHARES	AMOUNT	CAPITAL	EARNINGS	SECURITIES	EQUITY
Balance – November 30, 2013	7,006,684	70,067	$2,329,049	$14,480,872	$182,378	$17,062,366
Net loss for the year	—	—	—	(8,799,469)	—	(8,799,469)
Deferred compensation	—	—	29,035	—	—	29,035
Unrealized gain on marketable securities, net of tax	—	—	—	—	(182,378)	(182,378)
Warrant issuance	—	—	1,456,400	—	—	1,456,400
Balance – November 30, 2014	7,006,684	70,067	3,814,484	5,681,403	—	9,565,954
Net loss for the year	—	—	—	(3,244,211)	—	(3,244,211)
Deferred compensation	—	—	67,398	—	—	67,398
Balance - November 30, 2015	7,006,684	70,067	3,881,882	2,437,192	—	6,389,141
Net income for the year	—	—	—	1,181,210	—	1,181,210
Deferred compensation	—	—	338,540	—	—	338,540
Balance - November 30, 2016	7,006,684	70,067	$4,220,422	$3,618,402	$—	$7,908,891

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended November 30,
	2016	2015	2014
Cash Flows from Operating Activities:
Net Income (Loss)	$1,181,210	$(3,244,211)	$(8,799,469)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	81,845	151,250	320,408
Provision for bad debt	37,503	(20,370)	(24,721)
(Gain) on sale of securities	—	—	(347,490)
Loss on disposal or sale of property, plant and equipment	1,575	852,606	74,339
Loss on write off of intangibles	—	220,286	90,248
Debt discount amortization - related party	—	194,184	48,547
Deferred financing fees amortization - related party	—	970,931	322,865
Deferred financing fees amortization	127,972	370,527	—
Deferred compensation	338,540	67,398	29,035
Deferred income taxes	890,458	(1,583,441)	(5,342,123)
Change in Operating Assets & Liabilities:
(Increase) decrease in accounts receivable	(73,128)	156,616	3,249,872
Decrease in inventory	889,319	1,944,688	3,426,077
Decrease (increase) in prepaid expenses and other receivables	231,037	(65,898)	(206,578)
Decrease in prepaid income and refundable income tax	25,902	383,542	392,366
(Increase) decrease in other assets	—	(430,544)	8,000
(Decrease) increase in accounts payable and accrued liabilities	(2,029,797)	(3,085,478)	1,484,960
(Decrease) in long-term liabilities	(978,156)	1,242,282	—
Increase in other liabilities	—	147,853	—
Increase in income taxes payable	20,000	—	—
Net Cash Provided by (Used in) Operating Activities	744,280	(1,727,779)	(5,273,664)
Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(113,701)	(113,495)	(69,081)
Proceeds from sale of property, plant and equipment	500	13,600	72,613
Proceeds from sale and maturity of investments	—	—	1,170,909
Net Cash (Used in) Provided by Investing Activities	(113,201)	(99,895)	1,174,441
Cash Flows from Financing Activities:
Proceeds from line of credit	3,277,885	—	—
(Repayments of) Proceeds from line of credit - related party	(2,700,000)	2,100,000	600,000
Payments of deferred finance charges	(387,559)	—	(450,656)
(Repayments of) Proceeds from term loan - related party	(1,000,000)	—	1,000,000
Payments for capital lease obligations	(22,009)	(4,063)	(7,520)
Net Cash (Used in) Provided by Financing Activities	(831,683)	2,095,937	1,141,824
Net (Decrease) Increase in Cash	(200,604)	268,263	(2,957,399)
Cash and Cash Equivalents at Beginning of Period	509,884	241,621	3,199,020
Cash and Cash Equivalents at End of Period	$309,280	$509,884	$241,621

	For the Years Ended November 30,
	2016	2015	2014
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$588,205	$1,380,598	$25,529
Income taxes	$8,460	$59,107	$564
Schedule of Non Cash Financing Activities:
Warrants issued in connection with related party financing	$—	$—	$1,456,400
See Notes to Consolidated Financial Statements

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS
CCA Industries, Inc. (“CCA”) was incorporated in the State of Delaware on March 25, 1983. CCA is doing business as Core Care America.
CCA manufactures and distributes health and beauty aid products.
CCA has a wholly-owned subsidiary. CCA Online Industries, Inc. which is currently inactive and will be dissolved.

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
Accounts Receivable:
Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by an allowance for cooperative advertising and reserves for returns which are anticipated to be taken as credits against the balances as of November 30, 2016. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.
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
Depreciation and amortization are provided utilizing the straight-line method over the following estimated useful lives or lease terms of the assets, whichever is shorter:

Machinery and equipment	5-7 Years
Furniture and fixtures	3-10 Years
Tools, dies and masters	3 Years
Transportation equipment	5 Years
Leasehold improvements	Shorter of the asset life or remaining life of the lease (3 years 8 months)

Intangible Assets:
Intangible assets, which consist of patents and trademarks, are stated at cost. Patents are amortized on the straight-line method over a period of 17 years. Patents are reviewed for impairment when events or changes in business indicate that the carrying amount may not be recoverable. Trademarks are indefinite lived intangible assets and are reviewed for impairment annually or more frequently if impairment conditions occur. In the years ended November 30, 2016, November 30, 2015 and November 30, 2014, the Company determined that it would no longer use certain trademarks and recorded charges of $0, $220,286 and $90,248, respectively, to write off the related carrying amount which is recorded in selling, general and administrative expenses.
Long-Lived Assets:
Long-lived assets are assets in which the Company has an economic benefit for longer than twelve months from the date of the financial statements. Long-lived assets include property and equipment, intangible assets, deferred income taxes and other assets. The Company evaluates impairment losses on long-lived assets used in operations when events and circumstances indicate that the asset might be impaired. If the review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to its fair value. Fair value will be determined based on quoted market values, discounted cash flows or appraisals. Impairments are recorded in the statement of operations as part of selling, general and administrative expenses.
Revenue Recognition: (See also Cooperative Advertising)

The Company recognizes sales in accordance with ASC Topic 605 “Revenue Recognition”. Revenue is recognized upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Included in sales incentives are coupons that the Company issues that are redeemed by its customers. Redemptions are handled by a coupon national clearing house. The Company also has estimated that there is an approximate six week lag in coupon redemptions, with the estimated cost recorded as an accrued liability. Although no legal right of return exists between the customer and the Company, returns, including return of unsold products, are accepted if it is in the best interests of the Company's relationship with the customer. The Company, therefore, records a reserve for returns based on the historical returns as a percentage of sales in the three preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Changes in the estimated coupon reserve and sales return reserve are recorded to Sales of health and beauty aid products - net, in the Consolidated Statement of Operations.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cooperative Advertising:
Cooperative advertising is accrued based on a combination of new contracts given to the customers in the current fiscal year, along with what is left open from prior years. Specific new contracts in the current fiscal year are identified as sales incentives (see sales incentives) and those contracts reduce revenues for the current period. The open balances for all years open are reduced throughout the year by either the customer advertising and submitting the proof according to the contract or by customer post audit adjustments that finalize any amount due. Any item open more than three years is closed unless management believes that a deduction may still be taken by the customer. The balance of open cooperative advertising is then allocated between accrued liabilities and the allowance for cooperative advertising based the customer's open accounts receivable balance. As a result of completion of customer post audit reviews, open cooperative advertising that was accrued for in previous years was decreased by $589,167 for the fiscal year ended November 30, 2016. For fiscal year ended November 30, 2015 and 2014, the reserve for open cooperative advertising was decreased $670,513 and $786,306, respectively.
Sales Incentives:
The Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expense. These accounting adjustments do not affect net loss.
Shipping Costs:
The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. For the years ended November 30, 2016, 2015 and 2014 included in selling, general and administrative expenses are shipping costs of $447,410, $616,367 and $1,012,623, respectively.
Advertising Costs:
The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the years ended November 30, 2016, 2015 and 2014 were $1,219,413, $3,524,074 and $6,155,051, respectively.
Research and Development Costs:
The Company's policy for financial reporting is to charge research and development costs to expense as incurred. Research and development costs for the years ended November 30, 2016, 2015 and 2014 were $46,382, $75,208 and $458,984, respectively.
Income Taxes:

Income taxes are accounted for under ASC Topic 740 “Income Taxes”, which utilizes the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the losses incurred in fiscal 2015 and prior years, the benefit of which will be carried forward into future tax years. Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized. Management has estimated that it will utilize the entire deferred tax asset in future years based on projections of profits beginning in fiscal 2016.  Management expects future profitability based on the outsourcing of many functions, a substantial reduction in personnel and a reduction in other expenses.  However profits can be impacted in the future if the Company’s sales decrease.  Management also considered that several one-time charges contributed to the loss in fiscal 2015. The portion that management expects to utilize in fiscal 2017 is recorded as a short term asset, and the portion that management expects to utilize in fiscal years subsequent to fiscal 2017 are recorded as a long term asset.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of November 30, 2016 and November 30, 2015. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
Tax Credits:
Tax credits, when present, are accounted for using the flow-through method as a reduction of income taxes in the years utilized.
Income (Loss) Per Common Share:
Basic net income (loss) per share is calculated in accordance with ASC Topic 260, “Earnings Per Share”, which requires using the average number of shares of common stock outstanding during the year. Diluted net income (loss) per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of any common stock equivalents using the “treasury stock method” and warrants. Common stock equivalents consist of stock options.
Stock Options:
ASC Topic 718, “Stock Compensation,” requires stock grants to employees to be recognized in the consolidated statement of operations based on their fair values. The Company issued stock options in fiscal 2016, see Note 16 for details.
Reclassifications:
Certain prior years amounts have been reclassified to conform with the current year’s presentation.
Recent Accounting Pronouncements
In January, 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, which is an updated to Topic 350, "Goodwill and Other". The update simplifies the test for goodwill impairment by eliminating a step requiring the determination of the fair value of assets and liabilities at the impairment testing date. The update is effective for fiscal years, and the interim period within those years, beginning after December 15, 2019. Management does not expect that ASU 2017-04 will have a material impact on the Company's results of operations and consolidated financial statements.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVENTORIES
The components of inventory consist of the following:

	November 30, 2016	November 30, 2015
Raw materials	$586,372	$1,022,516
Finished goods	1,761,111	2,214,286
	$2,347,483	$3,236,802

At November 30, 2016 and November 30, 2015, the Company had a reserve for obsolescence of $500,156 and $821,259, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	November 30, 2016	November 30, 2015
Furniture and equipment	559,971	459,786
Tools, dies and masters	469,652	462,542
Capitalized lease obligations	15,286	15,286
Leasehold improvements	35,017	35,017
	$1,079,926	$972,631
Less: Accumulated depreciation	844,723	767,597
Property and Equipment—Net	$235,203	$205,034

Depreciation expense for the years ended November 30, 2016, 2015 and 2014 amounted to $81,457, $150,862 and $303,303, respectively. Due to the Company's move in April 2015 from its facility in East Rutherford, New Jersey to new offices in Ridgefield Park, New Jersey, the Company wrote off $714,138 of leasehold improvements pertaining to the East Rutherford facility in the second quarter of fiscal 2015. In addition, the Company wrote off $146,831 of furnishings and equipment that were not needed in the new facility.

NOTE 5 - INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for ten product lines.

	November 30, 2016	November 30, 2015
Patents and trademarks	$580,007	$580,007
Less: Accumulated amortization	146,229	145,841
Intangible Assets - Net	$433,778	$434,166

Patents are amortized on a straight-line basis over their legal life of 17 years. Trademarks have an indefinite life and are reviewed annually for impairment or more frequently if impairment indicators occur. During the fiscal years ended November 30, 2016 and 2015, the Company wrote off $0 and $220,286 of patents and trademarks, as part of its annual evaluation of patents and trademarks that were no longer in use and did not have any plans for future use. Amortization expense for the fiscal years ended November 30, 2016, 2015 and 2014, was $388, $388 and $17,105, respectively. Estimated amortization expense for the years ending November 30, 2017, 2018, 2019, 2020 and 2021 are $388, $388, $376, $243 and $243, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACCRUED EXPENSES
The following items which exceeded 5% of total current liabilities are included in accrued expenses as of:

	November 30, 2016	November 30, 2015
Coop advertising	$1,741,402	$1,697,493
Restructuring Costs	925,000	1,256,781
Accrued returns	*	407,992

* Less than 5% of total current liabilities

The following items which exceeded 5% of total long-term liabilities are included in accrued expenses as of:

	November 30, 2016	November 30, 2015
Media advertising	*	$500,000
Restructuring Costs	*	420,000
Sub-lease rent differential	264,126	322,282
* Less than 5% of total long term liabilities

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DEBT AGREEMENT

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

On the Closing Date, the Company drew $4,100,000 on the Revolving Loan. Of the amount drawn, $3,721,583 was used to pay the principal amount of $3,700,000 and accrued interest of $21,583 due under the Company's Loan Agreement with Capital Preservation Solutions, LLC described below. The balance of the funds drawn were used to pay certain fees and expenses related to entering into the Credit Agreement, with a balance of $46,032 remitted to the Company.

On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. The line of credit and term loan had an interest rate of 6% and matured on December 5, 2015. The line of credit and term loan with Capital were paid in full on December 4, 2015 as described above. The advances made under these loan agreements were subject to a borrowing base calculation that included 80% of the eligible accounts receivable plus 50% of the value of the eligible inventory. All amounts outstanding under these agreements were secured by a first priority security interest in all of the assets of the Company. Capital is owned by Lance Funston, the Chairman of the Board and Chief Executive Officer of the Company, who is also the managing partner of Capital Preservation Holdings, LLC, which owns 19,958 shares of the Company's common stock and all of the Class A common stock. Accordingly, the line of credit and term loan are shown on the consolidated balance sheet as from a related party.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 8 - OTHER INCOME
Other income consists of the following:

	November 30,
	2016	2015	2014
Interest income	$50	$307	$5,089
Dividend Income	—	—	13,074
Realized gain (loss) on sale of securities	—	—	347,490
Royalty income	12,000	12,000	12,230
Miscellaneous	6,460	23,298	80,363
Total Other income	$18,510	$35,605	$458,246

NOTE 9 - 401(K) PLAN
The Company has a 401(K) Profit Sharing Plan for its employees. The plan requires six months of service. Employees must be 21 years or older to participate. Employees may make salary reduction contributions up to 25% of compensation not to exceed the federal government limits. The Plan allows for the Company to make discretionary contributions. For fiscal years 2016, 2015 and 2014, the Company did not make any contributions.

NOTE 10 - INCOME TAXES
CCA and its subsidiaries file a consolidated federal income tax return.
The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of November 30, 2016 and November 30, 2015. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2015 tax years remain subject to examination by federal and state tax authorities. The Company is not under examination by any federal and state tax authorities as of November 30, 2016.

The charitable contributions and net operating loss portion of the deferred tax asset has $8,412,035 that has been reclassified as a long-term asset, based on an estimate of the amount that will be realizable in periods greater than twelve months from November 30, 2016.

At November 30, 2016 and November 30, 2015, respectively, the Company had temporary differences arising from the following:

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	November 30, 2016
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term Asset
Depreciation	$(349,763)	$(127,489)	$—	$(127,489)
Reserve for bad debts	15,801	5,759	5,759	—
Reserve for returns	941,228	343,078	343,078	—
Accrued returns	194,873	71,031	71,031	—
Reserve for obsolete inventory	500,156	182,307	182,307	—
Vacation accrual	29,528	10,763	10,763	—
Alternative minimum tax carry forward	—	20,000	—	20,000
Deferred compensation	304,945	111,153	—	111,153
Bonus obligations unpaid	304,355	110,937	110,937	—
Restructuring costs	925,000	337,163	337,163	—
Charitable contributions	584,558	213,071	96,249	116,822
Section 263A costs	79,539	28,992	28,992	—
Loss carry forward	25,398,347	9,257,698	962,485	8,295,213
Net deferred tax asset		$10,564,463	$2,148,764	$8,415,699

	November 30, 2015
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term (Liability)
Depreciation	$(250,811)	$(92,558)	$—	$(92,558)
Reserve for bad debts	4,911	1,812	1,812	—
Reserve for returns	907,777	335,003	335,003	—
Accrued returns	407,992	150,564	150,564	—
Reserve for obsolete inventory	821,259	303,075	303,075	—
Vacation accrual	35,955	13,269	13,269	—
Bonus obligations unpaid	24,000	8,857	8,857	—
Restructuring costs	1,264,218	466,544	466,544	—
Charitable contributions	734,643	271,109	86,402	184,707
Section 263A costs	67,129	24,773	24,773	—
Loss carry forward	27,022,986	9,972,473	864,023	9,108,450
Net deferred tax asset		$11,454,921	$2,254,322	$9,200,599

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax(benefit) expense is made up of the following components:

	November 30,
Continuing Operations	2016	2015	2014
Current tax - Federal	$20,000	$—	$—
Current tax - State & Local	28,949	(2,795)	33,664
Deferred tax expense (benefit)	899,584	(1,589,514)	(1,740,876)
	$948,533	$(1,592,309)	$(1,707,212)

	November 30,
Discontinued Operations	2016	2015	2014
Current tax - Federal	$—	$—	$—
Current tax - State & Local	—	—	—
Deferred tax (benefit) expense	(9,126)	6,073	(3,651,431)
	$(9,126)	$6,073	$(3,651,431)

Prepaid and refundable income taxes are made up of the following components:

Prepaid and refundable income taxes	Federal	State & Local	Total
November 30, 2016	$—	$44,154	$44,154
November 30, 2015	$—	$70,056	$70,056

Income tax payable is made up of the following components:

Income Taxes Payable	Federal	State & Local	Total
November 30, 2016	$20,000	$—	$20,000
November 30, 2015	$—	$—	$—

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the (benefit from) provision for income taxes computed at the statutory rate to the effective rate for the three years ended November 30, 2016, 2015 and 2014 is as follows:

	2016		2015		2014
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Continuing Operations
Provision for (benefit from) income taxes at federal statutory rate	$728,014	34.00%	$(1,648,640)	34.00%	$(1,533,618)	34.00%
Changes in provision for (benefit from) income taxes resulting from:
State income taxes, net of federal income tax benefit	52,460	2.45%	(140,619)	2.90%	(130,809)	2.90%
Change in tax rate related to future deferred tax benefits	140,483	6.56%	—	—%	—	—%
Non-deductible expenses and other adjustments	27,576	1.29%	196,950	(4.06)%	(42,785)	0.95%
Provision for (benefit from) income taxes at effective rate	$948,533	44.30%	$(1,592,309)	32.84%	$(1,707,212)	37.85%

Discontinued Operations
(Benefit from) provision for income taxes at federal statutory rate	$(7,004)	34.00%	$6,288	34.00%	$(3,280,140)	34.00%
Changes in (benefit from) provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	(505)	2.45%	536	2.90%	$(279,777)	2.90%
Non-deductible expenses and other adjustments	(1,617)	7.85%	(751)	(4.06)%	(91,514)	0.95%
(Benefit from) provision for income taxes at effective rate	$(9,126)	44.30%	$6,073	32.84%	$(3,651,431)	37.85%

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases
In April 2015, the Company moved from its facility at 200 Murray Hill Parkway, East Rutherford, New Jersey to a new facility at 65 Challenger Road, Suite 340, Ridgefield Park, New Jersey. The East Rutherford facility consisted of warehouses and offices totaling approximately 81,000 square feet of space. As a result of the outsourcing to the Emerson Group, the Company had not been using the warehouse space since December 2014. The facility at Ridgefield Park is located in an office building and consists of 7,414 square feet of office and allocated common space with an annual rental cost beginning at $159,401 per year.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The lease provides for annual rent increases. In addition, the Company pays an electric charge of $1.75 per square foot per year. The lease is for five years and four months, commencing April 10, 2015, and contains a provision for four months of rent at no charge. In June 2015, the Company sub-let the East Rutherford facility. The terms of the sublet is for a monthly rent of $36,963 plus all common charges and utilities for a term of six years and ten and a half months, expiring in May 2022. The sub-lease provides for annual increases of 2% per year. The Company was leasing the East Rutherford facility for $41,931 per month, with annual increases equal to the change in the consumer price index. The Company recorded an expense of $407,094 during fiscal 2015 as a restructuring charge as an estimate for the difference between the rent that the Company pays its landlord and the rent received from the sub-tenant over the term of the sub-lease.
In addition, the Company has entered into various property and equipment operating leases with expiration dates ranging through May 2022.
Future commitments, sub-lease rental income and net commitments under non-cancelable operating lease agreements for each of the next five (5) years and in the aggregate for the years 2021 and thereafter are as follows:

YEAR ENDING NOVEMBER 30,	Commitments	Sub-lease rental income	Net Commitments
2017	$872,506	$662,892	$209,614
2018	875,904	672,031	203,873
2019	892,895	681,353	211,542
2020	838,835	690,861	147,974
2021 and thereafter	1,071,975	1,053,287	18,688

Royalty Agreements
In 1986, the Company entered into a license agreement with Alleghany Pharmacal Corporation (the “Alleghany Pharmacal License”). The license agreement, which is for the exclusive rights to Nutra Nail, Hair Off, Properm and IPR-3 was amended in 2011. The Company no longer markets products under the Properm and IPR-3 brand names. The Alleghany Pharmacal License agreement, as amended, requires the Company to pay a royalty rate of 2.5% on net sales of said licensed products, and a minimum royalty of $250,000 per annum. The license agreement was further amended to eliminate the minimum royalty payment effective July 1, 2016 and continuing until June 30, 2017. Concurrent during the period that eliminates the minimum royalty, the royalty rate was changed to 10.0% of gross sales. The Company anticipates entering into a revised license agreement that will permanently eliminate the minimum royalty and increase the royalty rate to 10.0% of gross sales. The Company incurred royalties of $172,393 for Alleghany Pharmacal for the fiscal year ended November 30, 2016.
CCA commenced the marketing of its sun-care products line following a May 1998 License Agreement with Solar Sense, Inc. (the “Solar Sense License”), pursuant to which it acquired the exclusive right to use the trademark names “Solar Sense” and “Kids Sense” and the exclusive right to market mark-associated products. The Solar Sense License requires the Company to pay a royalty of 5% on net sales of said licensed products until $2 million total royalties are paid, at which time the royalty rate will be reduced to 1% for a period of twenty-five years. The Company incurred royalties of $25,183 for Solar Sense, Inc. for the fiscal year ended November 30, 2016. Since the contract inception through November 30, 2016, the Company has paid a total of $920,929 in royalties to Solar Sense, Inc.
Effective November 3, 2008, the Company entered into an agreement with Continental Quest Corp., to purchase certain United States trademarks and inventory relating to the Pain Bust*R II business for $285,106 paid at closing. In addition, the Company agreed to pay a royalty equal to 2% of net sales of all Pain Bust*R II products, which are topical analgesics, until an aggregate royalty of $1,250,000 is paid, at which time the royalty payments will cease. The Company incurred royalties of $956 to Continental Quest Corp. for the fiscal year ended November 30, 2016. Since

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the contract inception through November 30, 2016, the Company has paid a total of $76,107 in royalties to Continental Quest Corp.
The Company is not a party to any other license agreement that is currently material to its operations.
Consulting and Separation Agreements
The Company had executed Employment Contracts with David Edell, its former Chief Executive Officer and Ira Berman, former Corporate Secretary (the “Executives”). Employment under the contracts expired on December 31, 2010. Upon expiration of the employment term on December 31, 2010, the Executives became consultants to the Company for an ensuing five year term in accordance with the provisions of the agreement. On September 5, 2014, the Company entered into Separation Agreements with the Executives whereby they are no longer required to perform any consulting services pursuant to their Amended and Restated Employment Agreements. The Company made an aggregate payment of $1,000,000 to the Executives on the separation date and is required to make an additional aggregate payment of $200,000 to the Executives, which was payable October 1, 2016 and pay an aggregate of $794,620 in fifteen equal monthly installments of $52,975 commencing on October 3, 2014. The agreement was amended as of August 2015 to reduce the equal monthly payments to an aggregate of $25,000 per month, with the final payment due July 2016. The agreement was further amended to defer the payment of $200,000 until fiscal 2017.
Employment Agreements
On March 21, 2011, the compensation committee of the board of directors, acting on behalf of the Company, entered into an Employment Agreement (each, an “Employment Agreement”) with each of Stephen A. Heit and Drew Edell (each, an “Executive”). Pursuant to their respective Employment Agreements, Mr. Heit has been engaged to continue to serve as the Company’s Executive Vice President and Chief Financial Officer, and Mr. Drew Edell was engaged to serve as the Company’s Executive Vice President, Product Development and Production. The Company chose to not renew Drew Edell's employment contract with the Company effective November 30, 2014 and recorded a severance charge of $1,001,875, of which $505,000 is due to be paid in fiscal 2017.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The foregoing summary of the Employment Agreements are qualified in their entirety by the full text of the Employment Agreement, copies of which may be found in Form 8-K that was filed by Company on March 21, 2011 with the United States Securities and Exchange Commission.
The Company also entered into an Employment Agreement with another Company executive, who is not a “named executive officer” within the meaning of the Securities Exchange Act of 1934, as amended and related regulations. The additional Employment Agreement referred to in the preceding sentence contains substantially similar terms as the Employment Agreement discussed above, except that the employee’s base salary was $140,000 per annum. That employee's Employment Agreement was terminated on August 5, 2016. There is a severance payment of $420,000 that is due to be paid in fiscal 2017.

Dividends and Capital Transactions

There were no dividends issued by the Company in fiscal 2016 and fiscal 2015.
On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. Capital Preservation Solutions, LLC is owned by Lance Funston, who also is the managing partner of Capital Preservations Holdings, LLC which owns common stock and all of the Company's Class A common stock. Contemporaneously with the signing of the Agreement, the Company issued a Warrant to Purchase Common Stock (the “Warrant”) to Capital whereby Capital may acquire upon exercise of the Warrant 1,892,744 shares of the Company’s Common Stock. The Warrant may be exercised in whole or in part at any time during the exercise period which is five years from the date of the Warrant. The Warrant bears a purchase price of $3.17 per share, subject to adjustments. The working capital line of credit and term loan have been recorded on the consolidated balance sheet as of November 30, 2015 and 2014 as from a related party. The line of credit and term loan with Capital were paid in full on December 4, 2015. See Note 7, Debt Agreement, for further information regarding the Agreement.
NOTE 12 - CONCENTRATION OF RISK
Most of the Company’s products are sold to major drug and food chains merchandisers, and wholesale beauty-aids distributors throughout the United States and Canada.
During the fiscal years ended November 30, 2016, 2015 and 2014, certain customers each accounted for more than 5% of the Company’s net sales, as follows:

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - CONCENTRATION OF RISK (continued)

	For the Year Ended November 30,
Customer	2016	2015	2014
Walmart	38.7%	34.6%	47.0%
Walgreens	10.5%	13.4%	6.5%
Target	8.6%	7.2%	*
CVS	*	5.7%	*
Foreign Sales	11.3%	13.2%	13.6%

*	less than 5%

The loss of any one of these customers could have a material adverse effect on the Company’s earnings and financial position.
During the fiscal years November 30, 2016, 2015 and 2014, certain products within the Company’s product lines accounted for more than 10% of the Company’s net sales as follows:

	For the Year Ended November 30,
Category	2016	2015	2014
Skin Care	54.0%	51.9%	44.8%
Oral Care	38.7%	34.4%	35.3%
Nail Care	*	7.4%	14.0%
* less than 10%

NOTE 13 - RESTRUCTURING
The Company commenced a restructuring plan to reduce expenses and make operations more efficient during fiscal 2014. As part of the plan, the Company reduced its work force from 37 to 20 employees during fiscal 2015. The work force was further reduced to 12 employees during fiscal 2016. The restructuring plan was completed by the end of fiscal 2016. The were no restructuring charges in fiscal 2016. The Company incurred facility exit costs of $1,276,477 as a result of exiting and subsequently sub-letting the Company's prior facility at 200 Murray Hill Parkway, East Rutherford, New Jersey in fiscal 2015. The exit costs included writing off leasehold improvements of $714,138, real estate commissions paid for the sub-lease of $155,245 and a charge of $407,094 as an estimate for the difference

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

between the rent that the Company pays its East Rutherford landlord per the master lease and the rent received from the sub-tenant over the term of the sub-lease. As of November 30, 2016, unpaid restructuring costs were $925,000, and are due to be paid in fiscal 2017. The unpaid restructuring costs are recorded as an accrued expense on the Company's consolidated balance sheet.

NOTE 14 - DISCONTINUED OPERATIONS
The Company discontinued the Gel Perfect color nail polish business effective as of May 31, 2014. The Gel Perfect brand had declining sales in fiscal 2013 and 2014 prior to the Company determining to discontinue the brand. The Company had increased the total reserve for returns to $3,089,294 as of November 30, 2014 based on the liability with its retail customers for potential returns or mark down agreements. The expense as a result of recording the reserve for returns is reflected as a reduction of net sales for fiscal 2014. As of November 30, 2015, the specific reserve for returns had been fully utilized. The expense recorded for the year ended November 30, 2016 is for a small amount of returns received. The Company does not expect to receive any further returns.
During the third quarter of fiscal 2014 the Company discontinued its operations of the Mega-T brand of weight loss and dietary supplement business and on August 26, 2014, the Company entered into an asset purchase agreement (“Asset Purchase Agreement”) with Mega-T, LLC (“LLC”), an entity formed by Casla Partners Capital Fund I, LP for the sale of inventory, trademarks and other intellectual property rights related to the Mega-T brand. Under the Asset Purchase Agreement, the Company sold its inventory consisting of finished goods, work-in-process, raw materials and packaging supplies, as well as the related trademarks, domain names and goodwill of the Mega-T brand with a total value of $2,053,934 to LLC. In consideration of the sale, LLC assumed all of the liabilities related to returns, co-operative advertising and contract markdowns that occurred prior to the transaction date but have not yet been deducted by the retailers up to a maximum liability of $2,250,000. As of November 30, 2016, the Company does not believe that the maximum liability cap of $2,250,000 will be exceeded. LLC also assumed liabilities for all outstanding purchase orders as long as it receives the inventory from the vendors and any obligations that arise subsequent to the transaction date that related to LLC’s operations of the Mega-T business. The Company is responsible for paying the vendors for any inventory received by the Company prior to the transaction date. The Company decided to sell the Mega-T brand in order to focus its resources behinds its five remaining core brands.
The following table summarizes those components of the statement of operations for discontinued brands for the years ended November 30, 2016, 2015 and 2014:
:

	Year Ended November 30,
	2016
	Mega	GP	Total
Net Sales	$—	$(20,600)	$(20,600)
Loss before Benefit for Income Taxes	—	(20,600)	(20,600)
Benefit from Income Tax	—	(9,126)	(9,126)
Net Loss	$—	$(11,474)	$(11,474)
Loss per Share:
Basic	$—	$—	$—
Diluted	$—	$—	$—
Weighted average shares outstanding
Basic	7,006,684	7,006,684	7,006,684
Diluted	7,021,764	7,021,764	7,021,764

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended November 30,
		2015
	Mega	GP	Total
Net Sales	$—	$17,979	$17,979
Income before Provision for Income Taxes	—	18,494	$18,494
Provision for Income Tax	—	6,073	$6,073
Net Income	$—	$12,421	$12,421
Earnings per Share:
Basic	$—	$—	$—
Diluted	$—	$—	$—
Weighted average shares outstanding
Basic	7,006,684	7,006,684	7,006,684
Diluted	7,006,684	7,006,684	7,006,684

	Year Ended November 30,
		2014
	Mega	GP	Total
Net Sales	$291,652	$(3,357,104)	$(3,065,452)
Loss before Provision for Income Taxes	(3,454,184)	(6,193,288)	(9,647,472)
Benefit from Income Tax	(1,307,360)	(2,344,071)	(3,651,431)
Net Loss	$(2,146,824)	$(3,849,217)	$(5,996,041)
Loss per Share:
Basic	$(0.31)	$(0.55)	$(0.86)
Diluted	$(0.31)	$(0.55)	$(0.86)
Weighted average shares outstanding
Basic	7,006,684	7,006,684	7,006,684
Diluted	7,006,684	7,006,684	7,006,684

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - QUARTERLY RESULTS
The following financial data is a summary of the quarterly results of operations (unaudited) during and for the years ended November 30, 2016 and 2015:

	Three Months Ended
Fiscal 2016	Feb. 29	May 31	Aug. 31	Nov. 30
Net Sales	$4,680,272	$5,675,177	$5,036,658	$4,218,127
Total Revenue	4,684,444	5,679,751	5,041,193	4,223,356
Cost of Sales	1,814,794	2,122,059	2,309,056	1,912,190
Gross Profit	2,865,478	3,553,118	2,727,602	2,305,937
Income from Continued Operations	208,940	430,989	321,367	231,388
(Loss) Income from Discontinued Operations	(5,571)	(7,312)	—	1,409
Net Income	203,369	423,677	321,367	232,797
Earnings Per Share:
Basic
Continuing Operations	$0.03	$0.06	$0.05	$0.03
Discontinued Operations	$—	$—	$—	$—
Total earnings per share	$0.03	$0.06	$0.05	$0.03
Diluted
Continuing Operations	$0.03	$0.06	$0.05	$0.03
Discontinued Operations	$—	$—	$—	$—
Total earnings per share	$0.03	$0.06	$0.05	$0.03

	Three Months Ended
Fiscal 2015	Feb. 28	May 31	Aug. 31	Nov. 30
Net Sales	$6,952,857	$6,666,621	$7,055,399	$4,079,073
Total Revenue	6,957,516	6,670,233	7,079,673	4,082,133
Cost of Sales	2,318,485	2,920,313	2,704,117	2,502,454
Gross Profit	4,634,372	3,746,308	4,351,282	1,576,619
Income (Loss) from Continued Operations	57,608	(1,776,992)	175,080	(1,712,328)
Income (Loss) from Discontinued Operations	—	190,274	(125,191)	(52,662)
Net Income (Loss)	57,608	(1,586,718)	49,889	(1,764,990)
Earnings (Loss) Per Share:
Basic
Continuing Operations	$0.01	$(0.25)	$0.02	$(0.24)
Discontinued Operations	$—	$0.03	$(0.02)	$(0.01)
Total income (loss) per share	$0.01	$(0.22)	$—	$(0.25)
Diluted
Continuing Operations	$0.01	$(0.25)	$0.02	$(0.24)
Discontinued Operations	$—	$0.03	$(0.02)	$(0.01)
Total earnings (loss) per share	$0.01	$(0.22)	$—	$(0.25)	*

* - Certain charges relating to the continued restructuring of the Company's business should have been recognized in the second quarter of 2015. The Company subsequently corrected this error and recorded these charges during the fourth quarter of 2015.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The fair value of the stock option grants below were estimated on the date of the grant using a Black-Scholes valuation model and the assumptions in the following table:

	Assumptions:
Option Grant Date	Risk-free Interest Rate	Dividend Yield	Stock Volatility	Option Term (years)
January 5, 2015	1.57%	—%	37.74%	10
April 9, 2015	1.40%	—%	37.79%	10
December 1, 2015	1.19%	—%	39.39%	5
June 22, 2016	1.20%	—%	36.43%	10
June 22, 2016	1.20%	—%	36.43%	5
October 5, 2016	1.26%	—%	36.29%	5
On January 5, 2015, the Company granted incentive stock options for an aggregate of 175,000 shares to eight employees of the Company at 3.48 per share. The closing price of the Company's stock on the date of the grant was 3.48 per share. The options vest in equal 20% increments commencing one year after the date of grant, and for each of the four subsequent anniversaries of such date. The options expire on January 5, 2025. The Company had estimated the fair value of the options granted to be $297,833 as of the grant date. Subsequent to the grant date, 140,000 incentive stock option shares were forfeited, which had a fair market value of $238,267 at the time of the grant. The balance of 35,000 shares outstanding from the January 5, 2015 grant with a fair market value of $59,566 is being amortized as an expense over a five year period. Accordingly, the Company recorded a charge against earnings in the amount of $14,041 for the fiscal year end November 30, 2015.
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
On December 1, 2015, the Company granted non-qualified stock options for an aggregate of 300,000 shares to 4 directors of the Company at $3.16 per share. The closing price of the Company's stock on the date of the grant was $3.16 per share. The options vest one year after the date of grant. The options expire on November 30, 2020. The Company had estimated the fair value of the options granted to be $263,550 as of the grant date and the Company recorded a charge against earnings in that amount for the fiscal year ended November 30, 2016.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 22, 2016, the Company granted incentive stock options for an aggregate of 130,000 shares to seven employees of the Company at $3.35 per share. The closing price of the Company's stock on the date of the grant was $3.35 per share. The options vest in equal 20% increments commencing one year after the date of grant, and for each of the four subsequent anniversaries of such date. The options expire on June 21, 2026. The Company had estimated the fair value of the options granted to be $202,904 as of the grant date. Accordingly, the Company recorded a charge against earnings in the amount of $18,600 for the fiscal year end November 30, 2016.
On June 22, 2016, the Company granted non-qualified stock options for 75,000 shares to one director of the Company at $3.35 per share. The closing price of the Company's stock on the date of the grant was $3.35 per share. The options vest one year after the date of grant. The options expire on June 21, 2021. The Company had estimated the fair value of the options granted to be $90,075 as of the grant date. The Company recorded a charge against earnings in the amount of $41,284 for the fiscal year end November 30, 2016.
On October 5, 2016, the Company granted non-qualified stock options for an aggregate of 14,000 shares to six consultants to the Company, at $3.03 per share. The closing price of the Company's stock on the date of grant was $3.03 per share. The options vest in full one year after the date of grant. The options expire on October 4, 2021. The Company had estimated the fair value of the options granted to be $14,182 as of the grant date.
There were 59,000 incentive stock option shares forfeited in fiscal 2016 that were granted in fiscal 2015 and 2014. The Company had estimated the fair market value of the forfeited shares to be $71,139 as of the grant date.
A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding at November 30, 2014	137,000	$3.40	5.70	—
Granted	185,000	$3.46	—	—
Exercised	—	—	—	—
Cancelled or Forfeited	218,000	$3.46	—	—
Outstanding at November 30, 2015	104,000	$3.41	7.91	—
Granted	519,000	$3.23	—	—
Exercised	—	—	—	—
Cancelled or Forfeited	59,000	$3.42	—	—
Outstanding at November 30, 2016	564,000	$3.25	5.83	—

Deferred compensation expense recognized for the years ended November 30, 2016, 2015 and 2014 was $338,540, $67,398 and $29,035, respectively.
A summary of the amortization expense of stock options outstanding as of November 30, 2016 is as follows:

For the years ended November 30,
2017	2018	2019	2020	2021
$107,677	$58,414	$58,414	$45,438	$24,345

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about currently outstanding and vested stock options at November 30, 2016:

		Weighted-Average Remaining Term (years)
	Number of Options Granted		Number of Option Shares Vested
Exercise Price
$3.03	14,000	9.85	—
$3.16	300,000	4.00	300,000
$3.18	10,000	8.35	2,000
$3.35	75,000	4.56	—
$3.35	130,000	9.56	—
$0.00	35,000	8.10	7,000
Total	564,000		309,000

NOTE 17 - RELATED PARTY TRANSACTIONS

On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. Capital Preservation Solutions, LLC is owned by Lance Funston, who also is the managing partner of Capital Preservations Holdings, LLC which owns common stock and all of the Company's Class A common stock. Contemporaneously with the signing of the Agreement, the Company issued a Warrant to Purchase Common Stock (the “Warrant”) to Capital whereby Capital may acquire upon exercise of the Warrant 1,892,744 shares of the Company’s Common Stock. The Warrant may be exercised in whole or in part at any time during the exercise period which is five years from the date of the Warrant. The Warrant bears a purchase price of $3.17 per share, subject to adjustments. The working capital line of credit and term loan have been recorded on the consolidated balance sheet as of November 30, 2014 as from a related party. Interest and amortized financing costs in the amount of $3,085 was incurred to Capital and is recorded on the consolidated statement of operations for the year ended November 30, 2016 as interest expense from a related party. The working capital and term loan under the Agreement was paid in full on December 4, 2015, and the Agreement expired on December 5, 2015. The warrant remains outstanding.
The Company signed an agreement in December 2014 with Funston Media Management Services, Inc., which is owned by Lance Funston, who is now the Company's Chairman of the Board and Chief Executive Officer. The agreement provided for Funston Media Management Services, Inc. to provide consumer advertising purchasing services and brand management for a fee equal to 7.5% of the advertising costs with a minimum fee of $256,200 for the contract period. The agreement also provided for a monthly management fee of $15,000, which was amended to $5,000 per month for the contract period. The agreement ended on November 19, 2015. The Company incurred costs in the amount of $316,200 for the 2015 fiscal year, of which $136,200 remains unpaid and is recorded as an accrued expense on the consolidated balance sheet as of November 30, 2016. The Company signed a new agreement in December 2015 with Funston Media Management Services, Inc. The agreement provided for Funston Media Management Services, Inc. to provide consumer advertising purchasing services and brand management for a fee equal to 10.0% of the advertising costs with no minimum fee or monthly management fee. The agreement automatically renews unless canceled by the Company or Funston Media Management Services, Inc. Under this new agreement, the Company incurred costs of $54,509 for the year ended November 30, 2016.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is calculated using the average number of common shares outstanding. Diluted (loss) earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock method”.

	For the Year Ended November 30,
	2016	2015	2014
Net income (loss) from continued operations available for common shareholders	$1,192,684	$(3,256,632)	$(2,803,428)
Net (loss) income from discontinued operations available for common shareholders	$(11,474)	$12,421	$(5,996,041)
Weighted average common shares outstanding-Basic	7,006,684	7,006,684	7,006,684
Net effect of dilutive stock options and warrant	15,080	—	—
Weighted average common shares and common shares equivalents—Diluted	7,021,764	7,006,684	7,006,684

Earnings (Loss) per Share:
Basic
Continuing Operations	$0.17	$(0.46)	$(0.40)
Discontinued Operations	$—	$—	$(0.86)
Total earnings (loss) per share	$0.17	$(0.46)	$(1.26)

Diluted
Continuing Operations	$0.17	$(0.46)	$(0.40)
Discontinued Operations	$—	$—	$(0.86)
Total earnings (loss) per share	$0.17	$(0.46)	$(1.26)

264,000 shares underlying stock options were excluded for the year ended November 30, 2016, 1,892,744 of shares underlying outstanding warrant and 104,000 shares underlying stock options were excluded for the year ended November 30, 2015 and 1,892,744 of shares underlying outstanding warrant and 137,000 shares underlying stock options were excluded for the year ended November 30, 2014 from the diluted loss per share because the effects of such shares were anti-dilutive. No such share equivalents existed in 2013.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SUBSEQUENT EVENTS

On February 22, 2017, the Company entered into a Severance Agreement with Douglas Haas ("Employee"), the Company's President and Chief Operating Officer. In the event of termination of the Employee's employment as a result of the disability or death of the Employee, the Employee (or his estate or beneficiaries) shall be entitled to receive all base salary and other benefits earned and accrued until such termination as well as a single-sum payment equal to the Employees’s base salary and a single-sum payment equal to the value of the highest bonus earned by the Employee in the one-year period preceding the date of termination pro-rated for the number of days served in that fiscal year. If the Company terminates the Employee for Cause (as defined in the Severance Agreement), or the Employee terminates his employment in a manner not considered to be for Good Reason (as defined in the Severance Agreement), the Employee shall be entitled to receive all base salary and other benefits earned and accrued prior to the date of termination. If the Company terminates the Employee in a manner that is not for Cause or due to the Employee’s death or disability or the Employee terminates his employment for Good Reason, the Employee shall be entitled to receive a single-sum payment equal to his unpaid base salary and other benefits earned and accrued prior to the date of termination and a single-sum payment of an amount equal to three times the average of the base salary amounts paid to Employee over the three calendar years prior to the date of termination. In addition, the Employee is entitled to certain benefits in connection with a Change of Control (as defined in the Severance Agreement).

Under the Severance Agreement, the Employee has agreed to non-competition restrictions for a period of six months following the end of his employment, during which period the Employee will be paid an amount equal to his base salary for a period of six months, and an amount equal to the pro rata share of any bonus attributable to the portion of the year completed prior to the date of termination. The Employee has also agreed to confidentiality and non-solicitation restrictions under the Severance Agreement.

SCHEDULE II
VALUATION ACCOUNTS

Years Ended November 30, 2016, 2015 and 2014:

COL. A	COL. B	COL. C	COL. D	COL. E
	Balance at Beginning Of Year	Additions Charged To Costs and Expenses	Deductions	Balance At End Of Year
Description
Year Ended November 30, 2016:
Allowance for cooperative advertising	416,826	1,816,804	1,798,279	435,351
Allowance for doubtful accounts	4,911	37,503	26,613	15,801
Reserve for returns and allowances	907,776	2,064,996	2,031,544	941,228
	1,329,513	3,919,303	3,856,436	1,392,380
Accrual for returns included in accrued liabilities	407,992	194,873	407,992	194,873
Accrual for cooperative advertising in accrued liabilities	1,697,493	1,741,402	1,697,493	1,741,402
Reserve for inventory obsolescence	821,259	(151,233)	169,870	500,156
Year Ended November 30, 2015:
Allowance for cooperative advertising	592,202	6,704,055	6,879,431	416,826
Allowance for doubtful accounts	25,124	23,536	43,749	4,911
Reserve for returns and allowances	2,942,543	8,927,671	10,962,438	907,776
	3,559,869	15,655,262	17,885,618	1,329,513
Accrual for returns included in accrued liabilities	653,894	407,992	653,894	407,992
Accrual for cooperative advertising in accrued liabilities	2,368,808	1,697,493	2,368,808	1,697,493
Reserve for inventory obsolescence	992,296	952,823	1,123,860	821,259
Year Ended November 30, 2014:
Allowance for cooperative advertising	1,035,798	8,887,840	9,331,436	592,202
Allowance for doubtful accounts	56,512	38,135	69,523	25,124
Reserve for returns and allowances	1,024,764	10,815,137	8,897,358	2,942,543
	2,117,074	19,741,112	18,298,317	3,559,869
Accrual for returns included in accrued liabilities	1,045,458	653,855	1,045,419	653,894
Accrual for cooperative advertising in accrued liabilities	3,218,259	2,368,808	3,218,259	2,368,808
Reserve for inventory obsolescence	3,030,306	2,152,014	4,190,024	992,296