Form 10-Q
period 2017-02-28
CCA INDUSTRIES INC
filed 2017-04-17
CIK 721447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 17, 2017 there were (i) 6,038,982 shares of the issuer’s common stock, par value $0.01, outstanding; and (ii) 967,702 shares of the issuer’s Class A common stock, par value $0.01, outstanding.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Part I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 28, 2017	November 30, 2016
ASSETS	(Unaudited)
Current assets:
Cash & cash equivalents	$31,828	$309,280
Accounts receivable, net of allowances of $689,333 and $957,029, respectively	2,585,027	2,147,680
Inventories, net of reserve for inventory obsolescence of $357,539 and $500,156, respectively	2,125,889	2,347,483
Prepaid expenses and sundry receivables	649,838	466,060
Prepaid and refundable income taxes	41,216	44,154
Deferred income taxes	2,148,566	2,148,764
Total Current Assets	7,582,364	7,463,421

Property and equipment, net of accumulated depreciation	228,039	235,203
Intangible assets, net of accumulated amortization	433,682	433,778
Deferred financing fees, net of accumulated amortization	228,020	259,587
Deferred income taxes	8,317,196	8,415,699
Other	430,544	430,544
Total Assets	$17,219,845	$17,238,232

LIABILITIES AND CAPITAL
Current Liabilities:
Accounts payable & accrued liabilities	$5,157,645	$5,615,756
Capital lease obligation - current portion	2,827	3,721
Line of credit	3,543,744	3,277,885
Corporate tax payable	—	20,000
Total Current Liabilities	8,704,216	8,917,362

Long term accrued liabilities	244,741	264,126
Long term - other	147,853	147,853
Total Liabilities	9,096,810	9,329,341

Shareholders' Equity:
Preferred stock, $1.00 par, authorized 20,000,000 none issued	—	—
Common stock, $.01 par, authorized 15,000,000 shares, issued and outstanding 6,038,982 and 6,038,982 shares, respectively	60,390	60,390
Class A common stock, $.01 par, authorized 5,000,000 shares, issued and outstanding 967,702 and 967,702 shares, respectively	9,677	9,677
Additional paid-in capital	4,247,814	4,220,422
Retained earnings	3,805,154	3,618,402
Total Shareholders' Equity	8,123,035	7,908,891
Total Liabilities and Shareholders' Equity	$17,219,845	$17,238,232
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	February 28, 2017	February 29, 2016
Revenues:
Sales of health and beauty aid products - net	$4,265,078	$4,680,272
Other income	4,073	4,172
Total Revenues	4,269,151	4,684,444
Costs and Expenses:
Cost of sales	1,707,854	1,814,794
Selling, general and administrative expenses	1,625,378	2,073,975
Advertising, cooperative and promotional expenses	482,215	316,906
Research and development	13,082	8,201
Bad debt (recovery) expense	(9,931)	810
Interest expense - related party	—	3,085
Interest expense	151,161	125,511
Total Costs and Expenses	3,969,759	4,343,282
Income before Provision for Income Taxes	299,392	341,162
Provision for Income taxes	112,640	132,222
Income from Continuing Operations	$186,752	$208,940
Discontinued Operations
(Loss) from Discontinued Operations	—	(9,096)
(Benefit from) income taxes	—	(3,525)
(Loss) from Discontinued Operations	—	(5,571)
Net Income	$186,752	$203,369

Earnings per Share:
Basic
Continuing Operations	$0.03	$0.03
Discontinued Operations	$—	$—
Income	$0.03	$0.03
Diluted
Continuing Operations	$0.03	$0.03
Discontinued Operations	$—	$—
Income	$0.03	$0.03
Weighted Average Common Shares Outstanding
Basic	7,006,684	7,006,684
Diluted	7,006,684	7,047,765
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	February 28, 2017	February 29, 2016
Cash Flows from Operating Activities:
Net Income	$186,752	$203,369
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	21,942	20,043
Change in allowance for bad debts	(9,931)	810
Deferred financing fees amortization	31,567	31,566
Stock based compensation	27,392	70,488
Deferred income taxes	98,701	126,329
Change in Operating Assets & Liabilities:
(Increase) in accounts receivable	(427,416)	(191,680)
Decrease in inventory	221,594	144,634
(Increase) in prepaid expenses and sundry receivables	(183,778)	(3,065)
Decrease (increase) in prepaid expenses and refundable income tax	2,938	(3,778)
(Decrease) in accounts payable and accrued liabilities	(477,495)	(948,904)
(Decrease) in income tax payable	(20,000)	—
Net Cash (Used in) Operating Activities	(527,734)	(550,188)
Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(14,682)	(16,750)
Proceeds from sale of property, plant and equipment	—	500
Net Cash (Used in) Investing Activities	(14,682)	(16,250)
Cash Flows from Financing Activities:
Payment on line of credit - related party	—	(2,700,000)
Payments on tern loan - related party	—	(1,000,000)
Proceeds from line of credit, net	265,859	4,485,248
Payment of deferred financing fees	—	(387,559)
Payments for capital lease obligations	(895)	(19,459)
Net Cash Provided by Financing Activities	264,964	378,230
Net (Decrease) in Cash	(277,452)	(188,208)
Cash and Cash Equivalents at Beginning of Period	309,280	509,884
Cash and Cash Equivalents at End of period	$31,828	$321,676
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$151,162	$97,030
Income taxes	$31,000	$6,146
See Notes to Consolidated Financial Statements

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three month period ended February 28, 2017 are not necessarily indicative of the results that may be expected for the entire year ended November 30, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2016. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

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
Estimates and Assumptions:
The consolidated financial statements include the use of estimates, which management believes are reasonable. The process of preparing financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), requires management to make estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accounting estimates and assumptions are those that management considers to be most critical to the financial statements because they inherently involve significant judgment and uncertainties. All of these estimates and assumptions reflect management’s best judgment about current economic and market conditions and their effects on the information available as of the date of the consolidated financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.
Cash and Cash Equivalents:
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.
Accounts Receivable:
Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowance for cooperative advertising and reserves for returns which are anticipated to be taken as credits against the balances as of February 28, 2017. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.
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
Depreciation and amortization are provided utilizing the straight-line method over the following estimated useful lives or lease terms of the assets, whichever is shorter:

Machinery and Equipment	5-7 Years
Furniture and fixtures	3-10 Years
Tools, dies and masters	3 Years
Leasehold improvements	Remaining life of the lease (3 years 5 months)

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
Long-Lived Assets:
Long-lived assets are assets in which the Company has an economic benefit for longer than twelve months from the date of the financial statement. Long-lived assets include property and equipment, intangible assets, deferred financing fees, deferred income taxes and other assets. The Company evaluates impairment losses on long-lived assets used in operations when events and circumstances indicate that the asset might be impaired. If the review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to its fair value. Fair value will be determined based on discounted cash flows or appraisals. Impairments are recorded in the statement of operations as part of selling, general and administrative expenses. No impairments were recorded in the three months ended February 28, 2017 and February 29, 2016.
Revenue Recognition: (See also Cooperative Advertising)
The Company recognizes sales in accordance with ASC Topic 605 “Revenue Recognition”. Revenue is recognized upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Included in sales incentives are coupons that the Company issues that are redeemed by its customers. Redemptions are handled by a coupon national clearing house. The Company also has estimated that there is an approximate six week lag in coupon redemptions, with the estimated cost recorded as an accrued liability. Although no legal right of return exists between the customer and the Company, returns, including return of unsold products, are accepted if it is in the best interests of the Company's relationship with the customer. The Company, therefore, records a reserve for returns based on the historical returns as a percentage of sales in the five preceding months and specific reserve based on customer circumstances and product circumstances. Those

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

returns which are anticipated to be taken as credits against the balances as of February 28, 2017 are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Changes in the estimated coupon reserve and sales return reserve are recorded to Sales of health and beauty aid products - net, in the Consolidated Statement of Operations.
Cooperative Advertising:
Cooperative advertising is accrued based on a combination of new contracts given to the customers in the current fiscal year, along with what is left open from prior years. Specific new contracts in the current fiscal year are identified as sales incentives (see sales incentives) and those contracts reduce revenues for the current period. The open balances for all years open are reduced throughout the year by either the customer advertising and submitting the proof according to the contract or by customer post audit adjustments that finalize any amount due. Any item open more than three years is closed unless management believes that a deduction may still be taken by the customer. There was no reduction in the first quarter of 2016. The balance of the remaining open cooperative advertising is allocated between accrued liabilities and the allowance for cooperative advertising based on the customer's open accounts receivable balance.
Sales Incentives:
The Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expense. These accounting adjustments do not affect net income.
Shipping Costs:

The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. Shipping costs included for the three months ended February 28, 2017 and February 29, 2016 were $81,466 and $114,109, respectively.
Advertising Costs:
The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the three months ended February 28, 2017 and February 29, 2016 were $482,215 and $316,906, respectively.
Research and Development Costs:
The Company's policy for financial reporting is to charge research and development costs to expense as incurred. Research and development costs for the three months ended February 28, 2017 and February 29, 2016 were $13,082 and $8,201, respectively.
Income Taxes:
Income taxes are accounted for under ASC Topic 740 “Income Taxes”, which utilizes the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the losses incurred in fiscal 2015 and prior years, the benefit of which will be carried forward into future tax years. Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized. Management has estimated that it will utilize the entire deferred tax asset in future years based on anticipated future profitability.  However, anticipated future profitability may be impacted if the Company’s sales decrease from current levels or due to other factors discussed under Item 1A - Risk Factors in our Fiscal 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission as supplemented in this Form 10-Q. The portion that management expects to utilize in

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

fiscal 2017 is recorded as a short term asset, and the portion that management expects to utilize in fiscal years subsequent to fiscal 2017 is recorded as a long term asset.

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of February 28, 2017 and November 30, 2016. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
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
Stock Options:
ASC Topic 718, “Stock Compensation,” requires stock grants to employees to be recognized in the consolidated statement of income based on their fair values. The Company issued stock options in fiscal 2016 and 2015, see Note 12 for details.
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
In November 2015, the FASB issued ASU 2015-17, which is an update to Topic 740, "Income Taxes". The update will require that all deferred tax assets and liabilities be classified as non-current. The update is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016. ASU 2015-17 will have a material impact on the Company's balance sheet, as the deferred tax reported as a current asset will be reported as a non-current asset once the update is effective, resulting in a decrease to the Company's current ratio. As of February 28, 2017, the Company reported $2,148,566 of deferred tax as a current asset. It will not have an impact on the Company's results of operations.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements, other than any that were disclosed in prior Company filings with the SEC.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES
The components of inventory consist of the following:

	February 28, 2017	November 30, 2016
Raw materials	$586,175	$586,372
Finished goods	1,539,714	1,761,111
	$2,125,889	$2,347,483

At February 28, 2017 and November 30, 2016, the Company had a reserve for obsolescence of $357,539 and $500,156, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	February 28, 2017	November 30, 2016
Furniture and equipment	559,970	559,971
Tools, dies and masters	484,334	469,652
Capitalized lease obligations	15,286	15,286
Leasehold improvements	35,017	35,017
	$1,094,607	$1,079,926
Less: Accumulated depreciation	866,568	844,723
Property and Equipment—Net	$228,039	$235,203

Depreciation expense for the three months ended February 28, 2017 and February 29, 2016 amounted to $21,845 and $19,945, respectively.

NOTE 6 - INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for ten product lines.

	February 28, 2017	November 30, 2016
Patents and trademarks	$580,007	$580,007
Less: Accumulated amortization	146,325	146,229
Intangible Assets - Net	$433,682	$433,778

Patents are amortized on a straight-line basis over their legal life of 17 years. Trademarks have an indefinite life and are reviewed annually for impairment or more frequently if impairment indicators occur. Amortization expense for the three months ended February 28, 2017 and 2016 amounted to $96 and $97, respectively. Estimated amortization expenses for the years ending November 30, 2017, 2018, 2019, 2020 and 2021 are $388, $388, $388, $243 and $243, respectively.
NOTE 7 - ACCRUED EXPENSES
The following items which exceeded 5% of total current liabilities are included in accrued expenses as of:

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	February 28, 2017	November 30, 2016
Co-operative advertising	$1,481,539	$1,741,402
Restructuring costs	$595,000	$925,000

The following items which exceeded 5% of total long-term liabilities are included in accrued expenses as of:

	February 28, 2017	November 30, 2016
Sub-lease rent differential	$244,741	$264,126

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

Pursuant to the Credit Agreement, all outstanding amounts under the Revolving Loan bear interest at the 30 day LIBOR rate plus 6% per annum (currently in the aggregate, 6.21% per annum), payable monthly in arrears. The
Company is also required to pay a monthly unused line fee and collateral management fee. The commitment under the Credit Agreement expires three years after the Closing Date. The Revolving Loan and all other amounts due and owing under the Credit Agreement and related documents are secured by a first priority perfected security interest in, and lien on, substantially all of the assets of the Company. Amounts available for borrowing under the Line of Credit equal the lesser of the Borrowing Base (as defined below), and $5,500,000, in each case, as the same is reduced by the aggregate principal amount outstanding under the Line of Credit. “Borrowing Base” under the Loan Agreement means, generally, the amount equal to (i) 85% of the Company’s eligible accounts receivable, plus (ii) 65% of the value of eligible inventory, less (iii) certain reserves. The Credit Agreement contains customary representations, warranties and covenants on the part of the Company, including a financial covenant requiring the Company to maintain a fixed charge coverage ratio of no less than 1.0 to 1.0. The Credit Agreement imposes an early termination fee and also provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement. The principal amount borrowed under the Revolving Loan was 3,543,744 as of February 28, 2017.

NOTE 9 - OTHER INCOME
Other income consists of the following:

	Three Months Ended
	February 28, 2017	February 29, 2016
Interest and dividend income	$—	$9
Royalty income	3,000	3,000
Miscellaneous	1,073	1,163
Total Other Income	$4,073	$4,172

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - 401(K) PLAN
The Company has a 401(K) Profit Sharing Plan for its employees. The plan requires six months of service in order to be eligible to participate. Employees must be 21 years or older to participate. Employees may make salary reduction contributions up to 25% of compensation not to exceed the federal government limits. The Plan allows for the Company to make discretionary contributions. Beginning February 1, 2017, the Company began matching employee contributions to their 401(K) account up to 3% of the employee's compensation. For the three months ended February 28, 2017, the Company contributed $1,514 to the 401(K) Profit Sharing Plan for its employees.
NOTE 11 - INCOME TAXES

CCA and its subsidiaries file a consolidated federal income tax return.
The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of February 28, 2017 and February 29, 2016. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
The deferred compensation, charitable contributions and the loss carry forward portion of the deferred tax asset has $121,137, $93,116 and $8,200,805, respectively, that has been reclassified as a long-term asset, based on an estimate of the amount that will be realizable in periods greater than twelve months from February 28, 2017. The deferred compensation amount is from the issuance of stock options (see Note 12 - Stock Based Compensation), and will be realized in future years if the options are exercised.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At February 28, 2017 and November 30, 2016, respectively, the Company had temporary differences arising from the following:

	February 28, 2017
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term Asset (Liability)
Depreciation	$(353,530)	$(128,862)	$—	$(128,862)
Reserve for bad debts	5,870	2,140	2,140	—
Reserve for returns	683,463	249,122	249,122	—
Accrued returns	188,033	68,538	68,538	—
Reserve for obsolete inventory	357,539	130,323	130,323	—
Vacation accrual	20,893	7,615	7,615	—
Alternative minimum tax carry forward		31,000		31,000
Deferred compensation	332,337	121,137		121,137
Bonus obligation unpaid	351,676	128,186	128,186	—
Restructuring costs	595,000	216,878	216,878	—
Charitable contributions	584,558	213,071	119,955	93,116
Section 263A costs	72,030	26,255	26,255	—
Loss carry forward	25,789,734	9,400,359	1,199,554	8,200,805
Net deferred tax asset		$10,465,762	$2,148,566	$8,317,196

	November 30, 2016
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term Asset (Liability)
Depreciation	$(349,763)	$(127,489)	$—	$(127,489)
Reserve for bad debts	15,801	5,759	5,759	—
Reserve for returns	941,228	343,078	343,078	—
Accrued Returns	194,873	71,031	71,031	—
Reserve for obsolete inventory	500,156	182,307	182,307	—
Vacation accrual	29,528	10,763	10,763	—
Alternative minimum tax carry forward		20,000		20,000
Deferred compensation	304,945	111,153		111,153
Bonus obligation unpaid	304,355	110,937	110,937	—
Restructuring costs	925,000	337,163	337,163	—
Charitable contributions	584,558	213,071	96,249	116,822
Section 263A costs	79,539	28,992	28,992	—
Loss carry forward	25,398,347	9,257,698	962,485	8,295,213
Net deferred tax asset		$10,564,463	$2,148,764	$8,415,699

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) is made up of the following components:

	Three Months Ended
	February 29, 2016	February 29, 2016
Continuing Operations
Current tax - Federal	$11,000	$—
Current tax - State & Local	2,939	2,367
Deferred tax	98,701	129,855
Tax - Continuing Operations	$112,640	$132,222
Discontinued Operations
Current tax - Federal	—	—
Current tax - State & Local	—	—
Deferred tax	—	(3,525)
Tax - Discontinued Operations	$—	$(3,525)

Prepaid and refundable income taxes are made up of the following components:

Prepaid and refundable income taxes	Federal	State & Local	Total
February 28, 2017	$—	$41,216	$41,216
November 30, 2016	$—	$44,154	$44,154

Income tax payable is made up of the following components:

Income Taxes Payable	Federal	State & Local	Total
February 28, 2017	—	—	—
November 30, 2016	20,000	—	20,000

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes computed at the statutory rate to the effective rate for the three months ended February 28, 2017, and February 29, 2016 is as follows:

	Three Months Ended		Three Months Ended
	February 28, 2017		February 29, 2016
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Continuing Operations
Provision for income taxes at federal statutory rate	$101,793	34.00%	$115,995	34.00%
Changes in provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	7,335	2.45%	9,894	2.90%
Non-deductible expenses and other adjustments	3,512	1.17%	6,333	1.86%
Provision for income taxes at effective rate	112,640	37.62%	132,222	38.76%
Discontinued Operations
Benefit from income taxes at federal statutory rate	$—	—%	$(3,093)	34.00%
Changes in benefit from income taxes resulting from:
State income taxes, net of federal income tax benefit	—	—%	(264)	2.90%
Non-deductible expenses and other adjustments	—	—%	(168)	1.86%
Benefit from income taxes at effective rate for Discontinued Operations	$—	—%	$(3,525)	38.76%
Total provision for income taxes at effective rate	$112,640	37.62%	$128,697	38.76%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCK-BASED COMPENSATION

On June 15, 2005, the shareholders approved an amended and Restated Stock Option Plan amending the 2003 Stock Option Plan (the “Plan”). The Plan authorizes the issuance of up to one million shares of common stock (subject to customary adjustments set forth in the plan) pursuant to equity awards, which may take the form of incentive stock options, nonqualified stock options, restricted shares, stock appreciation rights and/or performance shares. The plan expired in April, 2015. On August 13, 2015, the shareholders approved the 2015 CCA Industries, Inc. Incentive Plan (the "2015 Plan"). The 2015 Plan authorizes the issuance of up to 700,000 shares of common stock (subject to customary adjustments set forth in the plan) pursuant to equity awards, which may take the form of incentive stock options, nonqualified stock options, stock appreciation rights and/or restricted stock.
On January 1, 2006, the Company adopted ASC Topic 718, "Stock Compensation" which requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the financial statements.
The Company recorded a charge against earnings in the amount of $27,392 for the three months ended February 28, 2017 and $70,488 for the three months ended February 29, 2016 for all outstanding stock options granted.
A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding at November 30, 2014	137,000	$3.40	5.7	—
Granted	185,000	$3.46	—
Exercised	—	—	—	—
Canceled or Forfeited	218,000	$3.45	—	—
Outstanding at November 30, 2015	104,000	$3.41	7.9	—
Granted	519,000	$3.23	—	—
Exercised	—	—	—	—
Canceled or Forfeited	59,000	3.42	—	—
Outstanding at November 30, 2016	564,000	$3.25	5.8	—
Granted	—
Exercised	—
Canceled or Forfeited	—
Outstanding at February 28, 2017	564,000	$3.25	5.6

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

	Three Months Ended
	February 28, 2017	February 29, 2016
Net income available for common shareholders	$186,752	$203,369
Weighted average common shares outstanding-Basic	7,006,684	7,006,684
Net effect of dilutive stock options	—	41,081
Weighted average common shares and common shares equivalents—Diluted	7,006,684	7,047,765

Earnings per Share:
Basic
Continuing Operations	$0.03	$0.03
Discontinued Operations	$—	$—
Income	$0.03	$0.03

Diluted
Continuing Operations	$0.03	$0.03
Discontinued Operations	$—	$—
Income	$0.03	$0.03

For the three months ended February 28, 2017 and February 29, 2016, there were 550,000 and 404,000 shares, respectively, underlying previously issued stock options, and 1,892,744 and 0 of shares underlying warrants, respectively, that were excluded from the calculation of diluted loss per share because the effects of such shares were anti-dilutive.

NOTE 14 - DISCONTINUED OPERATIONS
The Company discontinued the Gel Perfect color nail polish business effective as of May 31, 2014. The Gel Perfect brand had declining sales in fiscal 2013 and fiscal 2014. The brand has been recorded as discontinued operations and are reflected as such in the Company's statement of operations.
The following table summarizes those components of the statement of operations for the discontinued brand, which contains additional returns for the three months ended February 28, 2017 and February 29, 2016:

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended	Three Months Ended
	February 28, 2017	February 29, 2016
Net Sales	$—	$(9,096)

Loss before Provision for
Income Taxes	—	(9,096)

Provision for Income Tax	—	(3,525)

Net Loss	$—	$(5,571)

Earnings (loss) per Share:
Basic	$—	$—
Diluted	$—	$—

Weighted average shares outstanding
Basic	7,006,684	7,006,684
Diluted	7,006,684	7,047,765

NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. Capital Preservation Solutions, LLC is owned by Lance Funston, who also is the managing partner of Capital Preservations Holdings, LLC which owns common stock and all of the Company's Class A common stock. Contemporaneously with the signing of the Agreement, the Company issued a Warrant to Purchase Common Stock (the “Warrant”) to Capital whereby Capital may acquire upon exercise of the Warrant 1,892,744 shares of the Company’s Common Stock. The Warrant may be exercised in whole or in part at any time during the exercise period which is five years from the date of the Warrant. The Warrant bears a purchase price of $3.17 per share, subject to adjustments. The working capital line of credit and term loan principal balances were repaid on December 4, 2015 (see Note 8 - Debt Agreement for further information) . The Warrant remains outstanding. Interest and amortized financing costs in the amount of $0 and $3,085, respectively, is recorded on the consolidated statement of operations for the quarters ended February 28, 2017 and February 29, 2016 as interest expense to a related party.
The Company signed an agreement in December 2014 with Funston Media Management Services, Inc. ("FMM"), which is owned by Lance Funston, who is now the Company's Chairman of the Board and Chief Executive Officer. The agreement provided for FMM to provide consumer advertising purchasing services and brand management for the Company. The agreement ended on November 19, 2015. The Company signed a new agreement in December 2015 with FMM. The agreement provided for FMM to provide consumer advertising purchasing services and brand management for a fee equal to 10.0% of the advertising costs with no minimum fee or monthly management fee. The agreement automatically renews unless canceled by the Company or FMM. The Company incurred costs of $30,903 and $23,817, respectively for the quarters ended February 28, 2017 and February 29, 2016 for fees to FMM. As of February 28, 2017 , there were unpaid fees of $235,787 due to FMM.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SUBSEQUENT EVENTS

On February 3, 2015, plaintiff Anthony E. Held brought an action in Marin County Superior Court (the "State Court Action") against the Company and other defendants. The complaint alleges violation of California's Proposition 65 with regard to the Company's sunscreen product Solar Sense. The Action was subsequently consolidated into Lead Case No. CIV-1402798 in Marin County Superior Court. On April 2, 2015, the Company answered the Complaint denying each and every allegation and asserting several affix native defenses. Limited discovery has been taken. The Company has proposed a settlement of this matter. Any settlement would require approval of the Attorney General for the State of California and the Judge of of the Marin County Superior Court. Until the settlement is finalized, the Company is unable to estimate the cost of settlement. No reserve for settlement has been recorded in the Company's financial statements for periods prior to and including the quarter ended February 28, 2017.
On March 23, 2017, CCA Industries, Inc. (the “Company”) entered into a License Agreement (the “Agreement”) with Ultimark Products, Inc. (“Ultimark”) for the exclusive right to manufacture, market and sell the Porcelana brand of skin care products. Porcelana is designed to reduce dark spots and brighten the skin.
Under the Agreement, the Company acquired the exclusive right and license to use the Porcelana brand, formulas, packaging designs and trademarks (collectively, the “Porcelana Brand”) in connection with the design, development, manufacture, advertising, marketing, promotion, offering, sale and distribution of Porcelana products worldwide. In addition, the Company shall purchase all good and saleable inventory of Porcelana products in Ultimark’s possession or control as of April 1, 2017 at Ultimark’s cost, without markup. The Agreement has a term of one year, effective April 1, 2017 and ending March 31, 2018. The Agreement may be renewed, at the Company’s option, for up to two additional one-year terms.
The Agreement requires the Company to pay Ultimark a royalty of 10% on the gross sales of Porcelana products manufactured and sold under the Agreement. Royalties are payable quarterly, commencing the first fiscal quarter in which Porcelana products are sold pursuant to the Agreement. There is no minimum royalty for any period under the Agreement. In addition, the Company has the option to purchase the Porcelana Brand from Ultimark during the term of the Agreement for an amount not to exceed $3.2 million, subject to a fairness opinion. In the event of such purchase, the Agreement shall thereafter terminate and no further royalties or compensation will be due thereunder.
The Company’s Chairman of the Board and Chief Executive Officer, Lance Funston, is also the Chairman of the Board and Chief Executive Officer of Ultimark. Please see the Form 8-K filed by the Company on March 28, 2017 for further information including the full text of the Agreement which was filed an exhibit.

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
Overview
For the three months ended February 28, 2017, the company had a net income from continuing operations of $186,752, and earnings per share, basic and fully diluted of $0.03 as compared to a net income from continuing operations of $208,940, and earnings per share, basic and fully diluted of $0.03 for the same period in fiscal 2016. For the three months ended February 28, 2017, the Company had no activity from discontinued operations as compared to a net loss of $5,571, and losses per share, basic and fully diluted, of $0.00 for the same period in fiscal 2016. The total of continuing and discontinued operations for the three months ended February 28, 2017 was net income of $186,752 compared to net income of $203,369 for the same period ended February 29, 2016. As of February 28, 2017, the Company had $7,582,364 in current assets and $8,704,216 in current liabilities. Since the Company decided to discontinue the Gel Perfect brand in the second quarter of fiscal 2014, the Company has shown the results of operations pertaining to the Gel Perfect brand as Discontinued Operations in the Consolidated Statement of Operations for the three months ended February 28, 2017 and February 29, 2016.
Operating Results for the Three Months Ended February 28, 2017
For the three months ended February 28, 2017, the Company had total revenues of $4,269,151 and net income from continuing and discontinued operations of $186,752 after a provision for tax of $112,640. For the same three month period in 2016, total revenues were $4,684,444 and net income from continuing operations and discontinued operations was $203,369 after an aggregate tax provision of 128,697. The basic and fully diluted earnings per share from continuing operations was $0.03, and a net income of $0.00 per share for discontinued operations for the first quarter of fiscal 2017 as compared to earnings per share of $0.03 from continuing operations and a net losses of $0.00 per share for discontinued operations for the first quarter of fiscal 2016. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the first quarter of fiscal 2017 were reduced by $9,366, comprised of cooperative advertising recorded as sales incentives of $210,417 and coupons of $3,547 reduced by $204,598 to close out unused cooperative advertising contracts from fiscal 2014. In the same period of the prior year, net sales were reduced by $542,422, which was comprised of cooperative advertising recorded as sales incentives of $519,446 and coupons of $22,976. Trade promotion was offset by the amount of sales incentives that reduced net sales. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income (loss).
The Company’s net sales of health and beauty aid products decreased $415,194 to $4,265,078 for the three months ended February 28, 2017 from $4,680,272 for the three months ended February 29, 2016, a decrease of 8.9%. Sales returns and allowances, not including sales incentives, were 10.1% of gross sales or $479,871 for the three months ended February 28, 2017 as compared to 6.1% or 337,725 for the same period last year. Sales incentives consists of co-operative advertising with the Company’s retail partners and coupons. Sales incentives was $9,366, in the first quarter 2017 as compared to $542,422 for the same period in 2016, a decrease of $533,056. The decrease in the first quarter of fiscal 2017 includes the write off of $204,598 of co-operative advertising commitments from fiscal 2014 which caused a reduction in sales incentives for the quarter. The write off and resulting reduction was to close out cooperative advertising from fiscal year 2014 that the Company determined would not be utilized. The cost of the coupons issued by the Company was $3,547 for the first quarter 2017 as compared to $22,976 for the same period in 2016. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.
The Company’s net sales, by category, for the first quarter 2017 as compared to the same quarter 2016 were:

	Three Months Ended February 29
	2017		2016
Category	Net Sales	%TTL	Net Sales	%TTL
Skin Care	$1,925,214	45.2%	$2,326,414	49.7%
Oral Care	1,921,166	45.0%	1,965,559	42.0%
Nail Care	142,903	3.4%	267,196	5.7%
Miscellaneous	276,365	6.5%	78,553	1.7%
Analgesic	(500)	(0.1)%	43,745	0.9%
Hair	—	—%	203	—%
Fragrance	(70)	—%	(1,398)	—%
Total Continued Operations	$4,265,078	100%	$4,680,272	100.0%
Net sales were affected by the following factors:

•
Net sales of skin care products decreased $401,200 for the three months ended February 28, 2017, as compared to the same period in 2016. The decrease in net sales was due primarily to decreased distribution of the Company's Solar Sense brand.

•
Net sales of oral care products decreased $44,393 for the three months ended February 28, 2017 as compared to the same period in fiscal 2016. Gross sales were lower due to lower sales of toothpaste products.

•
Net sales of nail care products decreased $124,293 for the three months ended February 28, 2017 as compared to the same period in fiscal 2016. The net sales decreased due to lower gross sales as a result of decreased distribution.

•
Net sales of miscellaneous products increased $197,812 for the three months ended February 28, 2017 as compared to the same period in fiscal 2016. The increase was due in part to increased sales of Lobe Miracle, a cosmetic accessory item.

Gross profit margins decreased to 60.0% for the three months ended February 28, 2017 from 61.2% for the same period in fiscal 2016. The gross margin was lower in the first quarter 2017 due to the close out sale of Nutra Nail inventory no longer needed at a significantly lower margin. The Company does not anticipate this occurring again in fiscal 2017.
Selling, general and administrative expenses for the three months ended February 28, 2017 were $1,625,378 as compared to $2,073,975 for the three months ended February 29, 2016, a decrease of $448,597. The decrease in expenses is comprised of:

•
Personnel costs decreased approximately $87,696 in the first quarter of fiscal 2017 as compared to the same period in fiscal 2016 due to the reduction in work force implemented as a result of the restructuring plan.

•	Warehouse costs decreased $110,716 in the first quarter of fiscal 2017 as compared to the same period in fiscal 2016. This decrease is the result of lower sales and disposing of excess inventory.

•
Decrease in the Emerson fees and freight charges of approximately $72,463 in the first quarter of fiscal 2017 as compared to the same period in fiscal 2016. This decrease was due to lower sales in 2017.

•	Consulting fees decreased approximately $63,462 in the first quarter of fiscal 2017 as compared to the same period in fiscal 2016 due to the lower use of outside consultants.

•	Stock option expense decreased approximately $43,097 due to the valuation of certain options being fully amortized in fiscal 2016.

•	The balance of the increase or decrease in expense comprised a number of smaller expense categories.
Advertising, cooperative and promotions expenses for the three months ended February 28, 2017 were $482,215 as compared to $316,906 for the three months ended February 29, 2016. The increased expense of $165,309 was due to an increase in television advertising. The Company's principal advertising is for the Bikini Zone, Sudden Change and Plus White brands.
Research and development costs increased to $13,082 in the first quarter of fiscal 2017 as compared to $8,201 for the same period in fiscal 2016. The Company had previously outsourced most of the Company's product development efforts.
The Company, as previously disclosed, discontinued the Gel Perfect nail color brand in the second quarter of fiscal 2014. Accordingly, the Company has recorded the results of the operations of the brand as discontinued operations in the consolidated statements of income. The components of discontinued operations for the three months ended February 28, 2017 and 2016 were:

	Three Months Ended
	February 28, 2017	February 29, 2016
Revenues:
Sales of health and beauty-aid products-net	$—	$(9,096)
Total revenues	—	(9,096)
Costs and Expenses:
Cost of sales	—	—
Selling, general and administrative expenses	—	—
Advertising, cooperative and promotions	—	—
Total expenses	—	—
Loss before provision for income taxes	—	(9,096)
Benefit from income taxes	—	(3,525)
Loss from Discontinued Operations	$—	$(5,571)

The income before provision for income taxes was $299,392 for the quarter ended February 28, 2017, and the provision for income tax from continuing operations was $112,640. The provision for income tax had an effective rate for the first quarter of fiscal 2017 of 37.6% as compared to an effective rate of 38.8% of the net income before tax for the same period in fiscal 2016. The decrease was due in part to a reduction in the effective state income tax rate to 2.45% for the quarter ended February 28, 2017 from 2.90% for the same period in fiscal 2016. The differences in the tax rates was due to changes in the deferred tax differences that the Company recorded.

Financial Position as of February 28, 2017

As of February 28, 2017, the Company had working capital of $(1,121,852) as compared to $(1,453,941) as of November 30, 2016. The ratio of total current assets to current liabilities is 0.9 to 1.0 as of February 28, 2017, which is unchanged from November 30, 2016. The Company anticipates that the working capital and current ratio will improve as the Company's accounts payable and accrued liabilities continue to decrease. The

Company’s cash position at February 28, 2017 was $31,828, as compared to $309,280 as of November 30, 2016. As of February 28, 2017, there were no dividends declared but not paid.
Accounts receivable as of February 28, 2017 and November 30, 2016 were $2,585,027 and $2,147,680, respectively. The increase in accounts receivable was due to higher gross receivable and a decrease in reserves for returns. Included in net accounts receivable are an allowance for doubtful accounts, a reserve for returns and allowances and a reduction based on an estimate of cooperative advertising that will be taken as credit against payments. The allowance for doubtful accounts was $5,870 and $15,801 for February 28, 2017 and November 30, 2016, respectively. The allowance for doubtful accounts is a combination of specific and general reserve amounts relating to accounts receivable. The general reserve is calculated based on historical percentages applied to aged accounts receivable and the specific reserve is established and revised based on individual customer circumstances.
The reserve for returns and allowances is based on the historical returns as a percentage of sales in the five preceding months and a specific reserve based on customer circumstances and product lines. This allowance decreased to $908,469 as of February 28, 2017 from $1,163,828 as of November 30, 2016. Of this amount, allowances and reserves of $225,006 as of February 28, 2017, which are anticipated to be deducted from future invoices, are included in accrued liabilities.
Gross receivables were further reduced by $370,385 as of February 28, 2017, which was reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against current accounts receivable balances. In addition, accrued liabilities include $1,481,539, which is an estimate of co-operative advertising expense which are anticipated to be deducted from future invoices rather than current accounts receivable.
Inventories were $2,125,889 and $2,347,483, as of February 28, 2017 and November 30, 2016, respectively. The reserve for inventory obsolescence is based on a detailed analysis of inventory movement. The inventory obsolescence reserve decreased to $357,539 as of February 28, 2017 from $500,156 as of November 30, 2016. This decrease was primarily due to close out sales and the disposal of obsolete inventory during the first quarter of fiscal 2017. Changes to the inventory obsolescence reserves are recorded as an increase or decrease to cost of sales.
Prepaid expenses and sundry receivables increased to $649,838 as of February 28, 2017 from $466,060 as of November 30, 2016. The increase was in the normal course of business.
Prepaid and refundable income taxes decreased to $41,216 as of February 28, 2017, from $44,154 as of November 30, 2016 .
The amount of deferred income tax reflected as a current asset decreased $198 to $2,148,566 as of February 28, 2017 from $2,148,764 as of November 30, 2016. The amount of deferred income tax recorded as a non-current asset was $8,317,196 as of February 28, 2017 as compared to $8,415,699 as of November 30, 2016. The decrease was mainly due to a reduction of the Company's carry forward loss as a result of the income earned in the first quarter of fiscal 2017. Deferred taxes that the Company estimates will be realized in periods beyond the next twelve months are recorded as a non-current asset. Effective with the first quarter of fiscal 2018, all deferred income tax will be classified as a non-current asset in accordance with ASU 2015-17. See Note 3 - Summary of Significant Accounting Policies, recent accounting pronouncements, for further information regarding this reclassification.
The Company’s investment in property and equipment consisted mostly of leasehold improvements, office furniture and equipment, and computer hardware and software to accommodate our personnel in addition to tools and dies used in the manufacturing process. The Company acquired $14,682 of additional property and equipment during the three months of fiscal 2017.
Current liabilities are $8,704,216 and $8,917,362, as of February 28, 2017 and November 30, 2016 respectively. Current liabilities at February 28, 2017 consisted of accounts payable and accrued liabilities and short-term capital lease obligations. As of February 28, 2017, there was $1,851,924 of open cooperative advertising commitments, of which $114,323 is from 2017, $607,980 is from 2016, $515,828 is from 2015 and $613,793 from 2014. Of the total amount of $1,851,924, $370,385 is reflected as a reduction of gross accounts receivables, and $1,481,539 is recorded as an accrued expense. Cooperative advertising is advertising that is run by the retailers in which the Company shares in part of the cost. If it becomes apparent that this cooperative advertising was not utilized, the unclaimed cooperative advertising will be offset against the expense during the fiscal year in which it is determined that it did not run. This procedure is consistent with the prior year’s methodology with regard to the accrual of unsupported cooperative advertising commitments.
Included in accounts payable and accrued liabilites as of February 28, 2017 are amounts due for expenses incurred prior to fiscal 2016. This includes restructuring and related liabilities of $695,000 and media liabilities of $350,000. These amounts are expected to be fully paid by the end of fiscal 2017 which will result in a further decrease in accounts payable and accrued liabilities.
The Company’s long-term obligations is long term accrued liabilities and a security deposit received from the sub-tenant of the Company's former facility in East Rutherford, New Jersey. The long term accrued liabilities decreased to $244,741 as of February 28, 2017 as compared to $264,126 as of November 30, 2016.
Stockholders’ equity increased to $8,123,035 as of February 28, 2017 from $7,908,891 as of November 30, 2016. The increase was due to increases in retained earnings as a result of the net income in the first quarter of fiscal 2017 and increases in additional paid-in capital. The Company had previously issued options in fiscal 2016 and 2015. The fair value of the stock option grants were estimated on the date of the grant using a Black-Scholes valuation model. As a result, $27,392 was recorded as a deferred compensation expense in the first quarter of fiscal 2017 and additional paid-in capital was increased by the same amount (See Note 12, Stock Based Compensation for further information).
The Company's cash flow had $527,734 that was used by operating activities during the first quarter of fiscal 2017, as compared to $550,188 that was used in operating activities during the same period in fiscal 2016. Some of the factors that affected differences in the use of cash for operations for the first three months of fiscal 2017 as compared to the same period in fiscal 2016 were the following:

•
There was an increase in accounts receivable which increased the use of cash of $427,416 during the first quarter of fiscal 2017 as compared to a $191,680 increase in accounts receivable during the first quarter of fiscal 2016. The increase was primarily due to a higher gross receivable and lower reserves for returns.

•
Inventory decreased $221,594 in the first quarter of fiscal 2017, as compared to a decrease of $144,634 in the first quarter of fiscal 2016. The Company has been working to decrease inventory and improve inventory turns.

•	Accounts payable and accrued liabilities decreased $477,495 during the first quarter of fiscal 2017, utilizing cash, as compared to a decrease of $948,904 during the first quarter of fiscal 2016.

Net cash used by investing activities was $14,682 for the first three months of fiscal 2017, primarily for the acquisition of equipment, as compared to $16,250 during the same period in fiscal 2016. Net cash provided by financing activities during the first three months of fiscal 2017 was $264,964 as compared to $378,230 for the same period in fiscal 2016.
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
Our primary capital needs are working capital requirements for the purchase of inventory, to support increases in accounts receivable and to support the Company's advertising plans. As of February 28, 2017, the Company had cash of $31,828. The Company’s long term liabilities as of February 28, 2017 were $392,594 consisting of long term accrued liabilities of $244,741 and a security deposit received from the sub-tenant of the Company's former facility of $147,853. The long term accrued liabilities were for a portion of its net sub-lease liability for its former facility in East Rutherford, New Jersey. The Company incurred facility exit costs as a result of exiting and subsequently sub-letting the Company's prior facility at 200 Murray Hill Parkway, East Rutherford, New Jersey. The exit costs included a charge of $407,094 as an estimate for the difference between the rent that the Company pays its East Rutherford landlord per the master lease and the rent received from the sub-tenant over the term of the sub-lease. This charge was recorded as an accrued expense. The portion of the net sub-lease liability due greater than twelve months was reclassified as a long term liability and is amortized monthly.
The Company had borrowings against its line of credit of $3,543,744 as of February 28, 2017. The Company believes that it has sufficient resources to funds its operations over the next twelve months.
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
1 - Reserve for Returns—The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. The estimated reserve is based in part on historical returns as a percentage of gross sales. The current estimated return rate is 7.9% of gross sales. Management estimates that the returns received will be disposed of. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account.
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
4 - Deferred Taxes - The deferred taxes are an estimate of the future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the loss incurred in fiscal 2015 and prior years, the benefit of which will be carried forward into future tax years.   Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized.  Management has estimated that it will utilize the entire deferred tax asset in future years based on anticipated future profitability.  However, anticipated future profitability may be impacted if the Company’s sales decrease from current levels or due to other factors discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017 for the year ended November 30, 2016. The portion that management expects to utilize in fiscal 2017 is recorded as a short term asset, and the portion that management expects to utilize in fiscal years subsequent to fiscal 2017 is recorded as a long term asset.
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
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of February 28, 2017 the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control overall financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS
On February 3, 2015, plaintiff Anthony E. Held brought an action in Marin County Superior Court (the "State Court Action") against the Company and other defendants. The complaint alleges violation of California's Proposition 65 with regard to the Company's sunscreen product Solar Sense. The Action was subsequently consolidated into Lead Case No. CIV-1402798 in Marin County Superior Court. On April 2, 2015, the Company answered the Complaint denying each and every allegation and asserting several affix native defenses. Limited discovery has been taken. The Company has proposed a settlement of this matter. Any settlement would require approval of the Attorney General for the State of California and the Judge of of the Marin County Superior Court. Until the settlement is finalized, the Company is unable to estimate the cost of settlement. No reserve for settlement has been recorded in the Company's financial statements for periods prior to and including the quarter ended February 28, 2017.

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
The following exhibits are included as part of this report:

CCA INDUSTRIES, INC. AND SUBSIDIARIES

Exhibit No.	Description

10.1	License Agreement with Ultimark Products, Inc. is incorporated by reference to the Company's Form 8-K filed with the SEC on March 28, 2017 (SEC file number reference 001-31643).

31.1	Certification of Chief Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.Def	Definition Linkbase Document

101.Pre	Presentation Linkbase Document

101.Lab	Labels Linkbase Document

101.Cal	Calculation Linkbase Document

101.Sch	Schema Document

101.Ins	Instance Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 17, 2017

CCA INDUSTRIES, INC.

By:	/s/ STEPHEN A. HEIT
Stephen A. Heit Chief Financial Officer and Chief Accounting Officer, and duly authorized signatory on behalf of Registrant