Form 10-Q
period 2017-05-31
CCA INDUSTRIES INC
filed 2017-07-17
CIK 721447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2017
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
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 17, 2017 there were (i) 6,038,982 shares of the issuer’s common stock, par value $0.01, outstanding; and (ii) 967,702 shares of the issuer’s Class A common stock, par value $0.01, outstanding.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Part I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 31, 2017	November 30, 2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$34,473	$309,280
Accounts receivable, net of allowances of $412,264 and $957,029, respectively	3,421,367	2,147,680
Inventories, net of reserve for inventory obsolescence of $120,981 and $500,156, respectively	2,203,387	2,347,483
Prepaid expenses and sundry receivables	925,891	466,060
Prepaid and refundable income taxes	38,277	44,154
Deferred income taxes	1,951,197	2,148,764
Total Current Assets	8,574,592	7,463,421

Property and equipment, net of accumulated depreciation	229,145	235,203
Intangible assets, net of accumulated amortization	433,584	433,778
Deferred financing fees, net of accumulated amortization	196,454	259,587
Deferred income taxes	8,113,064	8,415,699
Other	430,544	430,544
Total Assets	$17,977,383	$17,238,232

LIABILITIES AND CAPITAL
Current Liabilities:
Accounts payable and accrued liabilities	$5,188,671	$5,615,756
Capital lease obligation - current portion	1,909	3,721
Income tax payable	1,000	20,000
Line of credit	3,530,239	3,277,885
Total Current Liabilities	8,721,819	8,917,362

Long term accrued liabilities	235,048	264,126
Long term - other	147,853	147,853
Total Liabilities	9,104,720	9,329,341

Shareholders' Equity:
Preferred stock, $1.00 par, authorized 20,000,000 none issued	—	—
Common stock, $.01 par, authorized 15,000,000 shares, issued and outstanding 6,038,982 and 6,038,982 shares, respectively	60,390	60,390
Class A common stock, $.01 par, authorized 5,000,000 shares, issued and outstanding 967,702 and 967,702 shares, respectively	9,677	9,677
Additional paid-in capital	4,298,893	4,220,422
Retained earnings	4,503,703	3,618,402
Total Shareholders' Equity	8,872,663	7,908,891
Total Liabilities and Shareholders' Equity	$17,977,383	$17,238,232
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended May 31		Six Months Ended May 31
	2017	2016	2017	2016
Revenues:
Sales of health and beauty aid products - net	$6,111,836	$5,675,177	$10,376,913	$10,355,449
Other income	4,074	4,574	8,147	8,746
Total Revenues	6,115,910	5,679,751	10,385,060	10,364,195
Costs and Expenses:
Cost of sales	2,345,980	2,122,059	4,053,834	3,936,853
Selling, general and administrative expenses	2,058,174	2,093,823	3,683,552	4,152,494
Advertising, cooperative and promotional expenses	461,149	532,327	943,364	848,783
Research and development	14,250	26,726	27,332	34,927
Bad debt (recovery) expense	(724)	29,557	(10,655)	27,299
Interest expense - related party	—	—	—	3,085
Interest expense	123,077	197,216	274,238	341,543
Total Costs and Expenses	5,001,906	5,001,708	8,971,665	9,344,984
Income before provision for income taxes	1,114,004	678,043	1,413,395	1,019,211
Provision for income taxes	415,454	247,054	528,094	379,224
Income from Continuing Operations	$698,550	$430,989	$885,301	$639,987
Discontinued Operations
(Loss) from Discontinued Operations	—	(11,504)	—	(20,600)
(Benefit from) income taxes	—	(4,192)	—	(7,665)
(Loss) from Discontinued Operations	—	(7,312)	—	(12,935)
Net Income	$698,550	$423,677	$885,301	$627,052

Earnings per Share:
Basic
Continuing Operations	$0.10	$0.06	$0.13	$0.09
Discontinued Operations	$—	$—	$—	$—
Income	$0.10	$0.06	$0.13	$0.09
Diluted
Continuing Operations	$0.10	$0.06	$0.13	$0.09
Discontinued Operations	$—	$—	$—	$—
Income	$0.10	$0.06	$0.13	$0.09
Weighted Average Common Shares Outstanding
Basic	7,006,684	7,006,684	7,006,684	7,006,684
Diluted	7,024,428	7,126,333	7,006,684	7,088,115
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended May 31,
	2017	2016
Cash Flows from Operating Activities:
Net Income	$885,301	$627,052
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	45,758	39,113
Change in allowance for bad debts	(10,655)	27,299
Loss on write off of fixed assets	—	1,575
Deferred financing fees amortization	63,133	63,132
Stock based compensation	78,471	140,977
Deferred income taxes	500,201	366,824
Change in Operating Assets & Liabilities:
(Increase) decrease in accounts receivable	(1,263,032)	226,678
Decrease in inventory	144,096	105,523
(Increase) in prepaid expenses and other receivables	(459,831)	(210,372)
Decrease (Increase) in prepaid income and refundable income tax	6,877	(1,410)
(Decrease) in accounts payable and accrued liabilities	(456,161)	(1,341,765)
(Decrease) in income tax payable	$(20,000)	—
Net Cash (Used in) Provided by Operating Activities	(485,842)	44,626
Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(39,506)	(29,496)
Proceeds from sale of property, plant and equipment	—	500
Net Cash (Used in) Investing Activities	(39,506)	(28,996)
Cash Flows from Financing Activities:
Payment on line of credit - related party	—	(2,700,000)
Payments on tern loan - related party	—	(1,000,000)
Proceeds from line of credit, net	252,354	3,790,096
Payment of deferred financing fees	—	(387,559)
Payments for capital lease obligations	(1,813)	(20,294)
Net Cash Provided by (Used in) Financing Activities	250,541	(317,757)
Net Decrease in Cash	(274,807)	(302,127)
Cash and Cash Equivalents at Beginning of Period	309,280	509,884
Cash and Cash Equivalents at End of Period	$34,473	$207,757
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$274,238	$97,030
Income taxes	$41,000	$6,146
See Notes to Consolidated Financial Statements

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three and six month periods ending May 31, 2017 are not necessarily indicative of the results that may be expected for the entire year ended November 30, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2016. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

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
Accounts Receivable:
Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowance for cooperative advertising and reserves for returns which are anticipated to be taken as credits against the balances as of May 31, 2017. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised.

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
Depreciation and amortization are provided utilizing the straight-line method over the following estimated useful lives or lease terms of the assets, whichever is shorter:

Computer equipment	3-5 Years
Furniture and fixtures	3-10 Years
Tools, dies and masters	3 Years
Leasehold improvements	Remaining life of the lease (3 years 3 months)

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
Long-Lived Assets:
Long-lived assets are assets in which the Company has an economic benefit for longer than twelve months from the date of the financial statement. Long-lived assets include property and equipment, intangible assets, deferred financing fees, deferred income taxes and other assets. The Company evaluates impairment losses on long-lived assets used in operations when events and circumstances indicate that the asset might be impaired. If the review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to its fair value. Fair value will be determined based on discounted cash flows or appraisals. Impairments are recorded in the statement of operations as part of selling, general and administrative expenses. No impairments were recorded in the six months ended May 31, 2017 and May 31, 2016.
Revenue Recognition: (See also Cooperative Advertising)
The Company recognizes sales in accordance with ASC Topic 605 “Revenue Recognition”. Revenue is recognized upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Included in sales incentives are coupons that the Company issues that are redeemed by its customers. Redemptions are handled by a coupon national clearing house. The Company also has estimated that there is an approximate six week lag in coupon redemptions, with the estimated cost recorded as an accrued liability. Although no legal right of return exists between the customer and the Company, returns, including return of unsold products, are accepted if it is in the best interests of the Company's relationship with the customer. The Company, therefore, records a reserve for returns based on the historical returns as a percentage of sales in the three preceding months and specific reserve based on customer circumstances and product circumstances. Those returns which are anticipated to be taken as credits against the balances as of May 31, 2017 are offset against the

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Changes in the estimated coupon reserve and sales return reserve are recorded to Sales of health and beauty aid products - net, in the Consolidated Statement of Operations.
Cooperative Advertising:
Cooperative advertising is accrued based on a combination of new contracts given to the customers in the current fiscal year, along with liabilities open from prior years. Specific new contracts in the current fiscal year are identified as sales incentives (see sales incentives) and those contracts reduce revenues for the current period. The balances for all years open are reduced throughout the year by either the customer advertising and submitting the proof according to the contract or by customer post audit adjustments that finalize any amount due. Any item open more than three years is closed unless management believes that a deduction may still be taken by the customer. The portion of cooperative advertising recorded as sales incentives was reduced by $204,598 and $409,196, respectively, in the three and six months ended May 31, 2017 to reduce open cooperative advertising contracts for 2014 for events that have been finalized. There were reductions of $300,000 and $300,000, respectively, for open cooperative advertising contracts that were finalized during the three and six months ended May 31, 2016. The balance of the remaining open cooperative advertising is allocated between accrued liabilities and the allowance for cooperative advertising based on the customer's open accounts receivable balance.
Sales Incentives:
The Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expense. These accounting adjustments do not affect net income.
Shipping Costs:

The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. Shipping costs included for the three months ended May 31, 2017 and May 31, 2016 were $96,778 and $140,657, respectively. Shipping costs included for the six months ended May 31, 2017 and May 31, 2016 were $178,245 and $254,765, respectively.
Advertising Costs:
The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the three months ended May 31, 2017 and May 31, 2016 were $461,149 and $532,327, respectively. Advertising, cooperative and promotional expenses for the six months ended May 31, 2017 and May 31, 2016 were $943,364 and $848,783, respectively.
Research and Development Costs:
The Company's policy for financial reporting is to charge research and development costs to expense as incurred. Research and development costs for the three months ended May 31, 2017 and May 31, 2016 were $14,250 and $26,726, respectively. Research and development costs for the six months ended May 31, 2017 and May 31, 2016 were $27,332 and $34,927 , respectively.
Income Taxes:
Income taxes are accounted for under ASC Topic 740 “Income Taxes”, which utilizes the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the losses incurred in fiscal 2015 and prior years, the benefit of which will be carried forward into future tax years. Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized. Management has

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

estimated that it will utilize the entire deferred tax asset in future years based on anticipated future profitability.  However, anticipated future profitability may be impacted if the Company’s sales decrease from current levels or due to other factors discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016 as supplemented in this Form 10-Q. The portion that management expects to utilize within twelve months of the period ended May 31, 2017 is recorded as a current asset, and the portion that management expects to utilize in subsequent periods is recorded as a long term asset.

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of May 31, 2017 and November 30, 2016. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
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
Recent Accounting Pronouncements:
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2017-09, which is an update to Topic 718, Compensation - Stock Compensation. The update provides guidance on determining which changes to the terms and conditions of share-based payment awards, including stock options, require an entity to apply modification accounting under Topic 718. The Company issued stock options in fiscal 2016 and 2015, and has not made any modifications to the stock option agreements since issuance as of May 31, 2017. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management does not expect that ASU 2017-09 will have a material impact on the Company's results of operations and consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we are still evaluating the impact of our pending adoption of the new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material.
In November 2015, the FASB issued ASU 2015-17, which is an update to Topic 740, "Income Taxes". The update will require that all deferred tax assets and liabilities be classified as non-current. The update is effective for fiscal

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

years, and the interim periods within those years, beginning after December 15, 2016. ASU 2015-17 will have a material impact on the Company's balance sheet, as the deferred tax reported as a current asset will be reported as a non-current asset once the update is effective, resulting in a decrease to the Company's current ratio. As of May 31, 2017, the Company reported 1,951,197 of deferred tax as a current asset. It will not have an impact on the Company's results of operations.
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements, other than any that were disclosed in prior Company filings with the SEC.

NOTE 4 - INVENTORIES
The components of inventory consist of the following:

	May 31, 2017	November 30, 2016
Raw materials	$544,494	$586,372
Finished goods	1,658,893	1,761,111
	$2,203,387	$2,347,483

At May 31, 2017 and November 30, 2016, the Company had a reserve for obsolescence of $120,981 and $500,156, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	May 31, 2017	November 30, 2016
Furniture and equipment	$571,128	$559,971
Tools, dies and masters	497,999	469,652
Capitalized lease obligations	15,286	15,286
Leasehold improvements	35,017	35,017
	$1,119,430	$1,079,926
Less: Accumulated depreciation	890,285	844,723
Property and Equipment—Net	$229,145	$235,203

Depreciation expense for the three months ended May 31, 2017 and May 31, 2016 amounted to $23,718 and $18,974, respectively. Depreciation expense for the six months ended May 31, 2017 and May 31, 2016 amounted to $45,564 and $38,919 , respectively.

NOTE 6 - INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for ten product lines.

	May 31, 2017	November 30, 2016
Patents and trademarks	$580,006	$580,007
Less: Accumulated amortization	146,422	146,229
Intangible Assets - Net	$433,584	$433,778

Patents are amortized on a straight-line basis over their legal life of 17 years. Trademarks have an indefinite life and are reviewed annually for impairment or more frequently if impairment indicators occur. Amortization expense for the three months ended May 31, 2017 and 2016 amounted to $97 and $97, respectively. Amortization expense for the six months ended May 31, 2017 and May 31, 2016 amounted to $194 and $194 , respectively. Estimated amortization expenses for the years ending November 30, 2017, 2018, 2019, 2020 and 2021 are $388, $388, $388, $243 and $243, respectively.

NOTE 7 - ACCRUED EXPENSES
The following items which exceeded 5% of total current liabilities are included in accrued expenses as of:

	May 31, 2017	November 30, 2016
Co-operative advertising	$1,454,365	$1,741,402
Restructuring Costs	$505,000	$925,000
Accrued bonuses	$490,839	*

* represents less than 5% as of total current liabilities

The following items which exceeded 5% of total long-term liabilities are included in long term accrued expenses as of:

	May 31, 2017	November 30, 2016
Sub-lease rent differential	$235,048	$264,126

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

Pursuant to the Credit Agreement, all outstanding amounts under the Revolving Loan bear interest at the 30 day LIBOR rate plus 6% per annum (currently in the aggregate, 6.21% per annum), payable monthly in arrears. The
Company is also required to pay a monthly unused line fee and collateral management fee. The commitment under the Credit Agreement expires three years after the Closing Date. The Revolving Loan and all other amounts due and owing under the Credit Agreement and related documents are secured by a first priority perfected security interest in, and lien on, substantially all of the assets of the Company. Amounts available for borrowing under the Line of Credit equal the lesser of the Borrowing Base (as defined below), and $5,500,000, in each case, as the same is reduced by the aggregate principal amount outstanding under the Line of Credit. “Borrowing Base” under the Loan Agreement means, generally, the amount equal to (i) 85% of the Company’s eligible accounts receivable, plus (ii) 65% of the value of eligible inventory, less (iii) certain reserves. The Credit Agreement contains customary representations, warranties and covenants on the part of the Company, including a financial covenant requiring the Company to maintain a fixed charge coverage ratio of no less than 1.0 to 1.0. The Credit Agreement imposes an early termination fee and also provides for events of default, including failure to repay principal and interest when due and failure to perform

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

or violation of the provisions or covenants of the agreement. The principal amount borrowed under the Revolving Loan was $3,530,239 as of May 31, 2017.

NOTE 9 - OTHER INCOME
Other income consists of the following:

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Interest and dividend income	$—	—	$—	$9
Royalty income	3,000	3,000	6,000	6,000
Miscellaneous	1,074	1,574	2,147	2,737
Total Other Income	$4,074	$4,574	$8,147	$8,746

NOTE 10 - 401(K) PLAN
The Company has a 401(K) Profit Sharing Plan for its employees. The plan requires six months of service in order to be eligible to participate. Employees must be 21 years or older to participate. Employees may make salary reduction contributions up to 25% of compensation not to exceed the federal government limits. The Plan allows for the Company to make discretionary contributions to match employee contributions up to 3% of compensation. The Company's matching contributions vest immediately at 100% with the employee. The Company made the following matching contributions:

	Three Months Ended		Six Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Company Contributions	6,130	—	7,642	—

NOTE 11 - INCOME TAXES

CCA and its subsidiaries file a consolidated federal income tax return.
The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of May 31, 2017 and May 31, 2016. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
The charitable contributions portion of the deferred tax asset and the loss carry forward has $84,306 and $7,982,555, respectively, that has been reclassified as a long-term asset, based on an estimate of the amount that will be realizable in periods greater than twelve months from May 31, 2017.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At May 31, 2017 and November 30, 2016, respectively, the Company had temporary differences arising from the following:

	May 31, 2017
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term Asset (Liability)
Depreciation	$(355,424)	$(129,552)	$—	$(129,552)
Reserve for bad debts	5,146	1,876	1,876	—
Reserve for returns	409,118	149,124	149,124	—
Accrued returns	219,307	79,937	79,937	—
Reserve for obsolete inventory	120,981	44,098	44,098	—
Vacation accrual	27,243	9,930	9,930	—
Alternative minimum tax carry forward	—	36,000		36,000
Deferred Compensation	383,416	139,755		139,755
Bonus obligation unpaid	482,945	176,033	176,033	—
Restructuring costs	505,000	184,073	184,073	—
Charitable contributions	550,267	200,571	116,265	84,306
Section 263A costs	74,656	27,212	27,212	—
Loss carry forward	25,089,724	9,145,204	1,162,649	7,982,555
Net deferred tax asset		$10,064,261	$1,951,197	$8,113,064

	November 30, 2016
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term Asset (Liability)
Depreciation	$(349,763)	$(127,489)	$—	$(127,489)
Reserve for bad debts	15,801	5,759	5,759	—
Reserve for returns	941,228	343,078	343,078	—
Accrued Returns	194,873	71,031	71,031	—
Reserve for obsolete inventory	500,156	182,307	182,307	—
Vacation accrual	29,528	10,763	10,763	—
Alternative minimum tax carry forward	—	20,000		20,000
Deferred compensation	304,945	111,153		111,153
Bonus obligation unpaid	304,355	110,937	110,937	—
Restructuring costs	925,000	337,163	337,163	—
Charitable contributions	584,558	213,071	96,249	116,822
Section 263A costs	79,539	28,992	28,992	—
Loss carry forward	25,398,347	9,257,698	962,485	8,295,213
Net deferred tax asset		$10,564,463	$2,148,764	$8,415,699

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) is made up of the following components:

	Three Months Ended		Six Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Continuing Operations
Current tax - Federal	$5,000	$—	$16,000	$—
Current tax - State & Local	2,938	2,369	5,877	4,735
Deferred tax	407,516	244,685	506,217	374,489
Tax - Continuing Operations	$415,454	$247,054	$528,094	$379,224
Discontinued Operations
Current tax - Federal	—	—	—	—
Current tax - State & Local	—	—	—	—
Deferred tax	—	(4,192)	—	(7,665)
Tax - Discontinued Operations	$—	$(4,192)	$—	$(7,665)

Prepaid and refundable income taxes are made up of the following components:

Prepaid and refundable income taxes	Federal	State & Local	Total
May 31, 2017	$—	$38,277	$38,277
November 30, 2016	$—	$44,154	$44,154

Income taxes payable are made up of the following components:

Income Taxes Payable	Federal	State & Local	Total
May 31, 2017	$1,000	$—	$1,000
November 30, 2016	$20,000	$—	$20,000

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes computed at the statutory rate to the effective rate for the three months and nine months ended May 31, 2017, and May 31, 2016 is as follows:

	Three Months Ended		Three Months Ended
	May 31, 2017		May 31, 2016
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Continuing Operations
Provision for income taxes at federal statutory rate	$378,761	34.00%	$230,535	34.00%
Changes in provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	32,306	2.90%	19,663	2.90%
Non-deductible expenses and other adjustments	4,387	0.39%	(3,144)	(0.46)%
Provision for income taxes at effective rate	415,454	37.29%	247,054	36.44%
Discontinued Operations
(Benefit from) income taxes at federal statutory rate	—	—%	(3,911)	34.00%
Changes in benefit from income taxes resulting from:
State income taxes, net of federal income tax benefit	—	—%	(334)	2.90%
Non-deductible expenses and other adjustments	—	—%	53	(0.46)%
(Benefit from) income taxes at effective rate for Discontinued Operations	—	—%	(4,192)	36.44%
Total provision for income taxes at effective rate	$415,454	37.29%	$242,862	36.44%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended		Six Months Ended
	May 31, 2017		May 31, 2016
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Continuing Operations
Provision for (benefit from) income taxes at federal statutory rate	$480,554	34.00%	$346,532	34.00%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	40,988	2.90%	29,557	2.90%
Non-deductible expenses and other adjustments	6,552	0.46%	3,135	0.31%
Provision for (benefit from) income taxes at effective rate	528,094	37.36%	379,224	37.21%

Discontinued Operations
(Benefit from) provision for income taxes at federal statutory rate	—	—%	(7,004)	34.00%
Changes in (benefit from) provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	—	—%	—	—%
Non-deductible expenses and other adjustments	—	—%	(661)	3.21%
(Benefit from) provision for income taxes at effective rate	—	—%	(7,665)	37.21%

Total Provision for (benefit from) income taxes at effective rate	$528,094	37.36%	$371,559	37.21%

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
The Company recorded a charge against earnings in the amount of $51,079 for the three months ended May 31 , 2017 and $70,488 for the three months ended May 31, 2016 for all outstanding stock options granted. The Company recorded a charge against earnings in the amount of $78,471 and $140,977, respectively, for the six months ended May 31, 2017 and May 31, 2016 for all stock options granted.
A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding at November 30, 2014	137,000	$3.40	5.4	—
Granted	185,000	$3.46	—
Exercised	—	—	—	—
Canceled or Forfeited	218,000	$3.46	—	—
Outstanding at November 30, 2015	104,000	$3.41	7.6	—
Granted	519,000	$3.23	—	—
Exercised	—	—	—	—
Canceled or Forfeited	59,000	3.42	—	—
Outstanding at November 30, 2016	564,000	$3.25	9.2	—
Granted	—
Exercised	—
Canceled or Forfeited	—
Outstanding at February 28, 2017	564,000	$3.25	6.1
Granted	—	$—
Exercised	—
Canceled or Forfeited	—	$—
Outstanding at May 31, 2017	564,000	$3.25	5.9

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME PER SHARE
Basic earnings per share is calculated using the average number of common shares outstanding. Diluted income per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock method”.

	Three Months Ended		Six Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Net income available for common shareholders	$698,550	$423,677	$885,301	$627,052
Weighted average common shares outstanding-Basic	7,006,684	7,006,684	7,006,684	7,006,684
Net effect of dilutive stock options and warrants	17,744	119,649	—	81,431
Weighted average common shares and common shares equivalents—Diluted	7,024,428	7,126,333	7,006,684	7,088,115

Earnings per Share:
Basic
Continuing Operations	$0.10	$0.06	$0.13	$0.09
Discontinued Operations	$—	$—	$—	$—
Income	$0.10	$0.06	$0.13	$0.09

Diluted
Continuing Operations	$0.10	$0.06	$0.13	$0.09
Discontinued Operations	$—	$—	$—	$—
Income	$0.10	$0.06	$0.13	$0.09

For the three months ended May 31, 2017 and May 31, 2016, there were 564,000 and 404,000 shares, respectively, underlying previously issued stock options and warrants that were excluded from diluted loss per share because the effects of such shares were anti-dilutive. For the six months ended May 31, 2017 and May 31, 2016, there were 2,456,744 and 404,000 shares, respectively, underlying previously issued stock options and warrants that were excluded from diluted loss per share because the effects of such shares were anti-dilutive.

NOTE 14 - DISCONTINUED OPERATIONS
The Company discontinued the Gel Perfect color nail polish business effective as of May 31, 2014. The Gel Perfect brand had declining sales in fiscal 2013 and fiscal 2014. The brand has been recorded as discontinued operations and are reflected as such in the Company's statement of operations.
There has been no discontinued operations in fiscal 2017. The following table summarizes those components of the statement of operations for the discontinued brand, which contains additional returns for the three and six months ended May 31 2016:

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Revenues:
Sales of health and beauty-aid products-net	$—	$(11,504)	$—	$(20,600)
Total revenues	—	(11,504)	—	(20,600)
Costs and Expenses:
Cost of sales	—	—	—	—
Selling, general and administrative expenses	—	—	—	—
Advertising, cooperative and promotions	—	—	—	—
Total expenses	—	—	—	—
( Loss) before (benefit from) income taxes	—	(11,504)	—	(20,600)
(Benefit from) income taxes	—	(4,192)	—	(7,665)
(Loss) from Discontinued Operations	$—	$(7,312)	$—	$(12,935)

NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. Capital Preservation Solutions, LLC is owned by Lance Funston, who also is the managing partner of Capital Preservations Holdings, LLC which owns common stock and all of the Company's Class A common stock. Contemporaneously with the signing of the Agreement, the Company issued a Warrant to Purchase Common Stock (the “Warrant”) to Capital whereby Capital may acquire upon exercise of the Warrant 1,892,744 shares of the Company’s Common Stock. The Warrant may be exercised in whole or in part at any time during the exercise period which is five years from the date of the Warrant. The Warrant bears a purchase price of $3.17 per share, subject to adjustments. The working capital line of credit and term loan principal balances were repaid on December 4, 2015 (see Note 8 - Debt Agreement for further information) . The Warrant remains outstanding. There was no related party interest expense or amortized financing costs incurred for the three and six months ended May 31, 2017.
The Company signed an agreement in December 2014 with Funston Media Management Services, Inc. ("FMM"), which is owned by Lance Funston, who is the Company's Chairman of the Board and Chief Executive Officer. The agreement provided for FMM to provide consumer advertising purchasing services and brand management for the Company. The agreement ended on November 19, 2015. The Company signed a new agreement in December 2015 with FMM. The agreement provided for FMM to provide consumer advertising purchasing services and brand management for a fee equal to 10.0% of the advertising costs with no minimum fee or monthly management fee. The agreement automatically renews unless canceled by the Company or FMM. The Company incurred costs of $34,274 and $38,667, respectively for the three months ended May 31, 2017 and May 31, 2016 for fees to FMM. The Company incurred costs of $65,177 and $62,484, respectively, for the six months ended May 31, 2017 and May 31, 2016 As of May 31, 2017, there were unpaid fees of $180,427 due to FMM.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SUBSEQUENT EVENTS
On June 7, 2017, the Company's shareholders approved the 2015 CCA Industries, Inc. Incentive Plan, as amended, at the annual meeting of shareholders. The amendment increased the shares available to be issued under the plan from 700,000 to 1,400,000.

On June 20, 2017, the Company granted incentive stock options to eleven employees. The awards were for an aggregate of 232,500 option shares with an exercise price of $3.30 per share, the closing market price as of that day. The options vest in equal 20% increments commencing one year after the date of grant, and for each of the four subsequent anniversaries of such date. The options expire on June 19, 2027.

On June 20, 2017, the Compensation committee of the Board of Directors approved the following director compensation: $20,000 per annum for non-executive directors, to be paid quarterly and in arrears, $500 for each meeting attended in person and $250 for each meeting attended by telephone.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Cautionary Statements Regarding Forward-Looking Statements

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, liquidity, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters. Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate”, “estimate”, “expect”, “believe”, “will likely result”, “should”, “outlook”, “plan” “project” and other words and expressions of similar meaning. No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all forward-looking statements whenever they appear in this report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. In addition to the information in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and risks and uncertainties included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2016 and other periodic reports filed with the United States Securities and Exchange Commission.
Overview
For the three months ended May 31, 2017, the company had net income from continuing operations of $698,550, and earnings per share, basic and fully diluted of $0.10 as compared to net income from continuing operations of $430,989, and earnings per share, basic and fully diluted of $0.06 for the same period in fiscal 2016. The Company had no discontinued operations in the year to date period ended May 31, 2017, and expects no further discontinued operations activity in fiscal 2017. For the six months ended May 31, 2017 and May 31, 2016, the Company had net income from continuing operations of $885,301 and $639,987, respectively, and earning per share, basic and fully of $0.13 and $0.09, respectively. As of May 31, 2017, the Company had $8,574,592 in current assets and $8,721,819 in current liabilities. The Company's credit agreement does not expire until December 2018, however amounts outstanding under the line of credit are classified as a current liability.
Operating Results for the Three Months Ended May 31, 2017
For the three months ended May 31, 2017, the Company had total revenues of $6,115,910 and a net profit from continuing operations of $698,550 after a provision for tax of $415,454. The Company had no discontinued operation activity for the the quarter ended May 31, 2017. For the same three month period in 2016, total revenues were $5,679,751 and net income from continuing operations was $430,989 after a provision for tax of $247,054, and a loss from discontinued operations of $7,312 after a benefit from taxes of $4,192 for a total net income of $423,677. The basic and fully diluted earnings per share from continuing operations was $0.10 for the second quarter of fiscal 2017 as compared to earnings per share of $0.06 from continuing operations and losses per share of $0.00 for discontinued operations for the second quarter of fiscal 2016. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the second quarter of fiscal 2017 were reduced by $443,192, comprised of cooperative advertising recorded as sales incentives of $442,140, and coupons of $1,052. This amount was offset by an equal reduction of trade promotional expenses, which were included in the Company's advertising expenses. In the same period of the prior year, net sales were reduced by $284,843, comprised of cooperative advertising recorded as sales incentives of $275,126 and coupons of $9,717. The $284,843 was offset by an equal reduction of trade promotional expenses, which were included in the Company's advertising expense. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income. In the first three months of fiscal 2017, the Company wrote-off co-operative advertising contracts of $204,598, and in the same period in fiscal 2016 wrote-off $300,000. The Company records co-operative advertising expense as the commitments are made to its retail customers. There is a lag of up to three years before the retailers determine the final amounts due under the commitment. The adjustment made in the first three months of fiscal 2017 was for write-offs to close out cooperative advertising contracts that had been finalized from fiscal year 2014 that the Company determined would not be utilized. The adjustment made in fiscal 2016 was to write-off open 2013 co-operative advertising contracts that were finalized.
The Company’s net sales of health and beauty aid products increase $436,659 to $6,111,836 for the three months ended May 31, 2017 from $5,675,177 for the three months ended May 31, 2016, an increase of 7.7%. Sales returns and allowances, not including sales incentives, were 5.4% of gross sales or $366,575 for the three months ended May 31, 2017 as compared to 6.0% or $380,104 for the same period last year. Sales incentives consists of co-operative advertising with the Company’s retail partners and coupons. Sales incentives were $443,192, in the second quarter 2017 as compared to $284,843 for the same period in 2016, an increase of $158,349. The cost of the coupons issued by the Company was $1,052 for the second quarter 2017 as compared to $9,717 for the same period in 2016. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.
The Company’s net sales, by category, for the second quarter 2017 as compared to the same quarter 2016 were:

	Three Months Ended May 31
	2017		2016
Category	Net Sales	%TTL	Net Sales	%TTL
Skin Care	$3,428,923	56.1%	$3,537,839	62.3%
Oral Care	2,291,462	37.5%	2,055,106	36.2%
Miscellaneous	61,967	1.0%	155,511	2.7%
Nail Care	(17,358)	(0.3)%	(72,120)	(1.3)%
Analgesic	(791)	—%	(665)	(0.1)%
Fragrance	347,633	5.7%	(494)	—%
Total Continued Operations	$6,111,836	100%	$5,675,177	100.0%
Net sales were affected by the following factors:

•
Net sales of skin care products decreased $108,916 for the three months ended May 31, 2017, as compared to the same period in 2016. The decrease in net sales was due to decreased sales of Solar Sense, the Company's sun care product.

•
Net sales of oral care products increased $236,356 for the three months ended May 31, 2017 as compared to the same period in fiscal 2016. Net sales were higher due to the introduction of the new Plus White sensitive whitening kit.

•	The Company is working towards re-launching its Nutra-Nail nail care brand. The net sales on the chart above reflect primarily returns received.

•
Net sales of the Company’s fragrance products increased $348,127 for the three months ended May 31, 2016 , as compared to the same period in fiscal 2016. Gross sales increased due to increased orders from the Company's distributor in the middle east. The Company is focused on increasing its fragrance sales by increasing inventory in the third quarter of fiscal 2017 which will enable faster shipments.

Gross profit margins decreased to 61.6% for the three months ended May 31, 2017 from 62.6% for the same period in fiscal 2016. The decrease was primarily due to the blend of products sold, and close out orders that were shipped to dispose of older inventory. The close out orders shipped at a lower gross profit margin. The Company does not expect any further close out orders in the second half of fiscal 2017.
Selling, general and administrative expenses for the three months ended May 31, 2017 were $2,058,174 as compared to $2,093,823 for the same period in fiscal 2016, a decrease of $35,649. The Company does not expect any significant increase in expenses for the third or fourth quarter of fiscal 2017. During the quarter ended May 31, 2017 the Company recorded, as part of selling, general and administrative expenses, an expense of $77,000 for settlement of legal matters (see Part II, Item 1. Legal proceedings for further information regarding the settlements).
Advertising, cooperative and promotions expenses for the three months ended May 31, 2017 were $461,149 as compared to $532,327 for the three months ended May 31, 2016. The decreased expense of $71,178 was due to decreased media spending and commercial costs. The Company plans on increasing expenditures in the third quarter of fiscal 2017 for television advertising in order to promote its products.
Research and development costs decreased to $14,250 in the third quarter of fiscal 2017 as compared to $26,726 for the same period in fiscal 2016. The Company outsources most of its product development to its third party contract manufacturers.
The income from continuing operations before provision for income taxes was $1,114,004 for the quarter ended May 31, 2017, and the provision for income tax from continuing operations was $415,454.
The Company, as previously disclosed, discontinued the Gel Perfect nail color brand in the second quarter of fiscal 2014. Accordingly, the Company has recorded the results of the operations of the brand as discontinued operations in the consolidated statements of operations. The components of discontinued operations for the three months ended May 31, 2017 and 2016 were:

	Three Months Ended
	May 31, 2017	May 31, 2016
Revenues:
Sales of health and beauty-aid products-net	$—	$(11,504)
Total revenues	—	(11,504)
Costs and Expenses:
Cost of sales	—	—
Selling, general and administrative expenses	—	—
Advertising, cooperative and promotions	—	—
Total expenses	—	—
Loss before (benefit from) income taxes	—	(11,504)
(Benefit from) income taxes	—	(4,192)
Loss from Discontinued Operations	$—	$(7,312)
The provision for income tax had an effective rate for the third quarter of fiscal 2017 of 37.3% as compared to an effective rate of 36.4% of the net income before tax for the same period in fiscal 2016. The increased rate was mainly due to a small under accrual of income tax from the 2016 fiscal year.

OPERATING RESULTS FOR THE SIX MONTHS ENDED MAY 31, 2017
For the six months ended May 31, 2017, the Company had total revenues of $10,385,060 and a net income from continuing operations of $885,301 after a tax provision of $528,094. The Company had no activity from discontinued operations during the six months ended May 31, 2017 and expects no further activity for the second half of fiscal 2017. For the same nine month period in 2016, total revenues were $10,364,195 and the net income from continuing operations was $639,987 after a provision for income tax of $379,224. The basic and fully diluted earnings per share from continuing operations was $0.13 for the first six months ended May 31, 2017 as compared to earnings per share of $0.09 per share for the first six months of fiscal 2016. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the six months ended May 31, 2017 were reduced by $657,156 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense. In the same period of the prior year, net sales were reduced by $794,572 and trade promotion was offset by an equal reduction of that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income. In the first six months of fiscal 2017, the Company wrote-off co-operative advertising contracts of $409,196, and in the same period in fiscal 2016 wrote-off $300,000. The Company records co-operative advertising expense as the commitments are made to its retail customers. There is a lag of up to three years before the retailers determine the final amounts due under the commitment. The adjustment made in the first six months of fiscal 2017 was for write-offs to close out cooperative advertising from fiscal year 2014 that the Company determined had been finalized. The adjustment made in fiscal 2016 was to write-off open 2013 co-operative advertising contracts that were finalized.
The Company’s net sales of health and beauty aid products increased $21,464 to $10,376,913 for the six months ended May 31, 2017 from $10,355,449 for the same period in fiscal 2015, an increase of 0.2%. Included in net sales are the cost of sales incentives which consist of co-operative advertising with the Company’s retail partners and coupons. The amount of cooperative advertising included in sales incentives decreased by $174,708 to $652,557 in the six months ended May 31, 2017 as compared to $827,265 in the same period in 2016. The cost of the coupons issued by the Company was $4,599 for the six months ended May 31, 2017 as compared to $32,693 for the same period in 2016. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.

The Company’s net sales by category for the six months ended May 31, 2017 as compared to the same period in 2016 were:

	Six Months Ended May 31,
	2017		2016
Category	Net Sales	%TTL	Net Sales	%TTL
Skin Care	$5,354,137	51.6%	$5,856,415	56.6%
Oral Care	4,212,628	40.6%	4,043,428	39.0%
Miscellaneous	338,331	3.3%	232,193	2.2%
Nail Care	125,545	1.2%	181,938	1.8%
Analgesic	(1,291)	—%	43,034	0.4%
Hair	—	—%	201	—%
Fragrance	347,563	3.3%	(1,760)	—%
Total Continued Operations	$10,376,913	100%	$10,355,449	100.0%

The following were factors that affected net sales for the six months ended May 31, 2017:

•	Net sales of skin care products decreased $502,278 for the six months ended May 31, 2017, as compared to the same period in fiscal 2016 due to lower sales of Sudden Change products.

•
Net sales of oral care products increased $169,200 for the six months ended May 31, 2017, as compared to the same period in fiscal 2016 due in part to the introduction of its sensitive teeth whitening product.

•
Net sales of nail care products decreased $56,393 for the six months ended May 31, 2017, as compared to the same period in fiscal 2016. The net sales decreased due to lower gross sales as a result of decreased distribution and higher returns. The Company is working towards re-launching its Nutra-Nail nail care brand.

•
Net sales of the Company’s fragrance products increased $349,323 for the six months ended May 31, 2017, as compared to the same period in fiscal 2015. The increase was due to the timing of orders received, but the Company does expect an increase in its sales of fragrance for the full 2017 fiscal year.

	Six Months ended May 31,
	2017	2016
Sales of health and beauty aid products - Net	$10,376,913	$10,355,449
Cost of Sales	4,053,834	3,936,853
Gross Margin	$6,323,079	$6,418,596
	60.9%	62.0%

The gross margin percentage for the six months ended May 31, 2017 decreased to 60.9%, as compared to 62.0% for the same period in 2016. The decrease was primarily due to the blend of products sold and close out orders to sell excess inventory, which sold at a lower margin. The Company does not anticipate any further close out sales in the second half of fiscal 2017.
Selling, general and administrative expenses decreased to $3,683,552 for the six months ended May 31, 2017 as compared to $4,152,494 for the same period in 2016, or a decrease of $468,942. The following factors contributed to the decrease:

•
Consulting costs decreased approximately $157,343 in the six months ended May 31, 2017 as compared to the same period in fiscal 2016. The decrease was due to the Company eliminating some outside consultants.

•
Personnel costs increased approximately $32,741 in the six months ended May 31, 2017 as compared to the same period in fiscal 2016 due in part to the establishment of an employee bonus pool based on Company performance.

•
Warehousing costs decreased $171,867 in the six months ended May 31, 2017 as compared to the same period in fiscal 2016 as a result of the Company disposing of excess inventory and working to increase inventory turns which reduced storage costs.

•
Litigation, legal and accounting expenses increased $133,725 in the six months ended May 31, 2017 primarily due to the settlement of product legal matters (see Part II, Item 1. - Legal Matters for further information).

The balance of the increase or decrease in expense comprised a number of smaller expense categories.

Advertising expense was $943,364 for the six months ended May 31, 2017 as compared to $848,783 for the same period in fiscal 2016. The advertising expense decrease of $94,581 was due to lower media spend and commercial costs as a result of the Company having a more focused advertising effort.
The income before provision for income taxes was $1,413,395 for the six months ended May 31, 2017 from continuing operations. The provision for income tax from continuing operations was $528,094. The income before provision for income tax was $1,019,211 for the six months ended May 31, 2017 from continuing operations, and the provision for income tax from continuing operations was $379,224.
The Company, as previously disclosed, had discontinued the Gel Perfect nail color brand, and accordingly recorded the results of the operations of that brand as discontinued operations in the consolidated statements of operations. The components of discontinued operations for the six months ended May 31, 2017 and 2016 were:

	Six Months Ended May 31,
	2017	2016
Revenues:
Sales of health and beauty-aid products-net	$—	$(20,600)
Total revenues	—	(20,600)
Costs and Expenses:
Cost of sales	—	—
Selling, general and administrative expenses	—	—
Advertising, cooperative and promotions	—	—
Total expenses	—	—
Loss before (benefit from) income taxes	—	(20,600)
(Benefit from) income taxes	$—	(7,665)
Loss from Discontinued Operations	$—	$(12,935)

The effective tax rate for the six months ended May 31, 2017 was 37.4% versus 37.2% for the same period in fiscal 2015. The small difference in the tax rate was due to changes in the permanent tax differences that the Company recorded in the first six months of fiscal 2017.
Financial Position as of May 31, 2017
As of May 31, 2017, the Company had working capital of $(147,227) as compared to $(1,453,941) as of the year ended November 30, 2016. The ratio of total current assets to current liabilities is 1.0 to 1.0 as of May 31, 2017, as compared to 0.8 to 1.0 as of November 30, 2016. The Company's working capital has improved, however cash generated from operations has been used to pay accrued restructuring costs and older liabilities. The Company is current with vendor payments. The majority of the Company's accrued restructuring expenses and older liabilities will be paid by the end of the current fiscal year, which will enable the Company to direct its cash flow towards the growth of the Company's brands. The Company’s cash position at May 31, 2017 was $34,473, as compared to $309,280 as of November 30, 2016. As of May 31, 2017, there were no dividends declared but not paid.
Accounts receivable as of May 31, 2017 and November 30, 2016 were $3,421,367 and $2,147,680, respectively. The increase in accounts receivable was due to higher gross sales for the preceding months. Included in net accounts receivable are an allowance for doubtful accounts, a reserve for returns and allowances and a reduction based on an estimate of cooperative advertising that will be taken as credit against payments. The allowance for doubtful accounts was $5,146 and $15,801 for May 31, 2017 and November 30, 2016, respectively. The allowance for doubtful accounts is a combination of specific and general reserve amounts relating to accounts receivable. The general reserve is calculated based on historical percentages applied to aged accounts receivable and the specific reserve is established and revised based on individual customer circumstances.
The reserve for returns and allowances is based on the historical returns as a percentage of sales in the three preceding months and a specific reserve based on customer circumstances and product lines. This allowance decreased to $628,779 as of May 31, 2017 from $1,136,101 as of November 30, 2016. The decrease was due to lower returns experience over the past three months. In addition, the Company had a special returns reserves of $729,414 for its discontinued health and wellness nail care products as of November 30, 2016. This amount had been reduced to $179,414 as of May 31, 2017 due to return deductions received. Of the total reserve amounts, allowances and reserves of $219,661 as of May 31, 2017, which are anticipated to be deducted from future invoices, are included in accrued liabilities.
Gross receivables were further reduced by $366,236 as of May 31, 2017, which was reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against current accounts receivable balances. In addition, accrued liabilities include $1,454,365, which is an estimate of co-operative advertising expense which are anticipated to be deducted from future invoices rather than current accounts receivable.

Inventories were $2,203,387 and $2,347,483, as of May 31, 2017 and November 30, 2016, respectively. The reserve for inventory obsolescence is based on a detailed analysis of inventory movement. The inventory obsolescence reserve decreased to $120,981 as of May 31, 2017 from $500,156 as of November 30, 2016. This decrease was primarily due to close out sales and the disposal of obsolete inventory during the six months of fiscal 2017. Changes to the inventory obsolescence reserves are recorded as an increase or decrease to cost of sales.
Prepaid expenses and sundry receivables increased to $925,891 as of May 31, 2017 from $466,060 as of November 30, 2016 in the normal course of business.
Prepaid and refundable income taxes decreased to $38,277 as of May 31, 2017, from $44,154 as of November 30, 2016 .
The amount of deferred income tax reflected as a current asset decreased to $1,951,197 as of May 31, 2017 from $2,148,764 as of November 30, 2016. The $197,567 decrease was primarily due to changes in temporary differences reflected in short term deferred tax assets including a decrease in accrued restructuring expense, accrued returns and a decrease in the carry forward loss due to the income before tax earned during fiscal 2017. The amount of deferred income tax recorded as a non-current asset was $8,113,064 as of May 31, 2017. Deferred taxes that the Company estimates will be realized in periods beyond the next twelve months are recorded as a non-current asset. The Company will be adopting ASU 2015-17 effective with the first quarter of fiscal 2018. This accounting update will require the Company to classify all deferred income tax as a non-current asset. This change will not change the total amount of assets and will not have an impact on the Company's consolidated statements of income. However it will have a material impact on the calculation of the Company's working capital and current ratio.
The Company’s investment in property and equipment consisted mostly of leasehold improvements, office furniture and equipment, and computer hardware and software to accommodate our personnel in addition to tools and dies used in the manufacturing process. The Company acquired $39,506 of additional property and equipment during the first six months of fiscal 2017, primarily for new computer costs.
Current liabilities are $8,721,819 and $8,917,362, as of May 31, 2017 and November 30, 2016 respectively. Current liabilities at May 31, 2017 consisted of accounts payable and accrued liabilities and short-term capital lease obligations. As of May 31, 2017, there was $1,820,601 of open cooperative advertising commitments, of which $380,194 is from 2017, $642,987 is from 2016, $539,294 is from 2015, $409,195 from 2014 and a reduction of $151,069 for co-op claims which had not been processed yet as of May 31, 2017. Of the total amount of $1,820,601, $366,236 is reflected as a reduction of gross accounts receivables, and $1,454,365 is recorded as an accrued expense. Cooperative advertising is advertising that is run by the retailers in which the Company shares in part of the cost. If it becomes apparent that this cooperative advertising was not utilized, the unclaimed cooperative advertising will be offset against the expense during the fiscal year in which it is determined that it did not run. This procedure is consistent with the prior year’s methodology with regard to the accrual of unsupported cooperative advertising commitments.
The Company’s long-term obligations is a portion of its capitalized leases, which is for certain office and warehouse equipment, long term accrued liabilities and a security deposit received from the sub-tenant of the Company's former facility in East Rutherford, New Jersey. The long term accrued liabilities, which consisted of the accrued sub-lease differential resulting from the sub-lease of the Company's former facility in East Rutherford, New Jersey, decreased to $235,048 as of May 31, 2017 as compared to $264,126 as of November 30, 2016 due to payments made.
Stockholders’ equity increased to $8,872,663 as of May 31, 2017 from $7,908,891 as of November 30, 2016. The increase was due to increases in retained earnings as a result of the net income in the first two quarters of fiscal 2017 and increases in additional paid-in capital. The Company previously issued stock options to the board of directors and employees during fiscal 2016, 2005 and 2014. The fair value of the stock option grants were estimated on the date of the grant using a Black-Scholes valuation model. As a result, $78,471 was recorded as a deferred compensation expense in the first six months of fiscal 2017 and additional paid-in capital was increased by the same amount (See note 12, Stock Based Compensation for further information).
The Company's cash flow had $485,842 used in operating activities during the first six months of fiscal 2017, as compared to $44,626 that was provided by operating activities during the same period in fiscal 2016. The change in cash flow from operations for the first six months of fiscal 2017 as compared to the same period in fiscal 2016 was impacted by the following:

•	Higher net income of $885,301 in the first six months of fiscal 2016 as compared to income of $627,052 for the same period in fiscal 2016.

•
There was an increase in accounts receivable of $1,263,032 which utilized cash provided during the six months of fiscal 2017 as compared to a decrease in accounts receivable of $226,678 during the six months of fiscal 2016 which provided cash. The increase in accounts receivable was in the normal course of business and due to the increase in gross sales and receivable during the preceding months.

•
The provision of cash was utilized by accounts payable and accrued liabilities decreasing $456,161 during the first two quarters of fiscal 2017, utilizing cash, as compared to a decrease of $1,341,765 during the first three quarters of fiscal 2016. The decrease in accounts payable and accrued liabilities was due primarily to the payment of accrued restructuring expenses of $420,000 during the first half of fiscal 2017. The accrued restructuring expense consisted of employee severance payments that were recorded in prior periods as restructuring expense.

•
Pre-paid expenses and other receivables increased $459,831 during the first six months of fiscal 2017. The increase was due to payments owed to the Company as of May 31, 2017 from Emerson that were paid in the week following the end of the quarter.

Net cash used by investing activities was $39,506 for the first six months of fiscal 2017 was primarily for the cost of computer related equipment and software, as well as a portion of tools and dies used in the manufacturing process, as compared to $28,996 during the same period in fiscal 2016. Net cash provided by financing activities during the first six months of fiscal 2017 was $250,541 as compared to cash used of $317,757 for the same period in fiscal 2016. Included in financing activities was borrowing under the Company's Revolving Loan (See Note 8 - Debt Agreement for further information regarding the financing).
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
Our primary capital needs are working capital requirements for the purchase of inventory and to support increases in accounts receivable. As of May 31, 2017, the Company had cash of $34,473. The Company’s long term liabilities as of May 31, 2017 were long term accrued liabilities of $235,048 and a security deposit received from the sub-tenant of the Company's former facility of $147,853. The Company had borrowings against its line of credit of $3,530,239 as of May 31, 2017. The Company believes that it has sufficient resources to funds its operations over the next twelve months.
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
1 - Reserve for Returns—The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. The estimated reserve is based in part on historical returns as a percentage of gross sales. The current estimated return rate is 6.4% of gross sales. Management estimates that the returns received will be disposed of. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account.
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
4 - Co-operative Advertising Reserve – The co-operative advertising reserve is an estimate of the amount of the liability for the co-operative advertising agreements with the Company’s customers. A portion of the reserve that is estimated to be deducted from future payments is a direct reduction of accounts receivable. The portion that the Company estimates to be deducted from future invoices rather than current accounts receivable is recorded as an accrued expense. Management reviews the co-operative advertising agreements for the current fiscal year with its customers on a monthly basis and adjusts them based on actual co-operative advertising events. The Company maintains an open liability for co-operative advertising contracts for which a customer has not claimed a deduction for the three years prior to the current fiscal year. Management evaluates the open liability for the prior three years on a monthly basis to determine if the liability continues to exist. Changes to the reserve are charged as a current period expense.
5 - Deferred Taxes - The deferred taxes are an estimate of the future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the loss incurred in fiscal 2015 and prior years, the benefit of which will be carried forward into future tax years.   Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized.  The Company has reduced the deferred tax assets due to the net income in the first six months of fiscal 2017. Management has estimated that it will utilize the entire deferred tax asset in future years based on anticipated future profitability.  However, anticipated future profitability may be impacted if the Company’s sales decrease from current levels or due to other factors discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017 for the year ended November 30, 2016. The portion that management expects to utilize over the twelve month period beginning May 31, 2017 is recorded as a short term asset, and the portion that management expects to utilize in periods subsequent to the next twelve months is recorded as a long term asset.

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
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of May 31, 2017 the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control overall financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS
On March 30, 2016, plaintiff Laura Kelley sent a demand letter through her counsel alleging violations of California's Legal Remedies Act with respect to the marketing and advertising of two Sudden Change products. The Company settled the claim on April 10, 2017. The settlement terms required a payment of $15,000 to Kelley and her law firm in exchange for a complete release of any and all claims and a covenant not to sue. While the Company did not admit any liability, the Company did agree to make changes to the marketing and advertising of one of the Sudden Change products. The other product had previously been discontinued. The settlement amount was recorded as an expense on the Company's financial statements for the quarter ended May 31, 2017, and was paid during the quarter.
On October 26, 2015, plaintiff Gwen Samuels sent a demand letter through her counsel alleging that two of its Nutra Nail products were sold in a misleading manner, in violation of federal law and the laws of New Jersey. The

Company denied any wrongdoing or liability as to the claims made in the demand letter, but did agree to a settlement on April 24, 2017. The settlement terms required a payment of $12,000 to be paid to the plaintiff's law firm in exchange for a complete release of any and all claims and a covenant not to sue. The settlement amount was recorded as an expense on the Company's financial statements for the quarter ended May 31, 2017, and was paid during the quarter.
On February 3, 2015, plaintiff Anthony E. Held brought an action in Marin County Superior Court (the "State Court Action") against the Company and other defendants. The complaint alleges violation of California's Proposition 65 with regard to the Company's sunscreen product Solar Sense. The Action was subsequently consolidated into Lead Case No. CIV-1402798 in Marin County Superior Court. On June 2, 2017, the Marin County Superior Court approved a settlement of the action. As part of the settlement, the Company denied all the respective material, factual and legal allegations contained in the notice and complaint. The settlement required that the Company pay an initial civil penalty in the amount of $10,000. The Company reformulated its product to avoid any additional civil penalties. In addition, the Company agreed to pay Held and his law firm $40,000 for fees and costs. The settlement amount was recorded as an expense on the Company's financial statements for the quarter ended May 31, 2017, and was paid to the Company's attorney to be held in escrow during the second quarter of fiscal 2017 pending final court approval.

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
The following exhibits are included as part of this report:

CCA INDUSTRIES, INC. AND SUBSIDIARIES

Exhibit No.	Description

10.1	License Agreement with Ultimark Products, Inc. is incorporated by reference to the Company's Form 8-K filed with the SEC on March 28, 2017 (SEC file number reference 001-31643).

10.2	2015 CCA Industries, Inc. Incentive Plan, as Amended is filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.Def	Definition Linkbase Document

101.Pre	Presentation Linkbase Document

101.Lab	Labels Linkbase Document

101.Cal	Calculation Linkbase Document

101.Sch	Schema Document

101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit 10.2 2015 CCA INDUSTRIES, INC. INCENTIVE PLAN, AS AMENDED

Article 1.	Establishment, Purpose, Awards, Eligibility and Participation

1.1Establishment. CCA Industries, Inc., a Delaware corporation (together with its successors, the “Company”), hereby establishes the 2015 CCA Industries, Inc. Incentive Plan, as amended (the “Plan”), as set forth in this document.
Prior to its amendment, the Plan originally became effective when it was approved by the Company’s stockholders on August 13, 2015 (the “Effective Date”). The Plan, as amended, shall become effective on the date that it is approved by the Company’s stockholders.
1.2Purpose. The purpose of the Plan is to promote the interests of the Company and its stockholders by strengthening the ability of the Company and its Affiliates to attract, motivate, reward, and retain qualified individuals upon whose judgment, initiative, and efforts the financial success and growth of the business of the Company largely depend, and to provide an opportunity for such individuals to acquire stock ownership and other rights that promote and recognize the financial success and growth of the Company.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

1.3Awards. The Plan permits the grant of Stock Options, Stock Appreciation Rights, Restricted Stock (including Performance Shares), Restricted Stock Units (including Performance Units), Other Stock-Based Awards, Non-employee Director Awards (including Deferred Stock Units), Dividend Equivalents with respect to Full-Value Awards, and Cash-Based Awards. The Plan sets forth the performance criteria and procedural requirements to permit the Company to design Awards that qualify as Performance-Based Compensation.

1.4Eligibility. Any Employee (including a leased employee), Non-employee Director, or Third Party Service Provider is eligible to be designated a Participant. An individual shall become a Participant upon the grant of an Award. Each Award shall be evidenced by an Award Agreement. No individual shall have a right to be selected to receive an Award under the Plan, or, having been so selected, to be selected to receive a future Award. An Employee, Non-employee Director, or Third Party Service Provider of an Affiliate may be granted Stock Options or Stock Appreciation Rights under this Plan only if the Affiliate qualifies as an “eligible issuer of service recipient stock” within the meaning of §1.409A-1(b)(5)(iii)(E) of the final regulations under Code Section 409A. Incentive Stock Options may be granted only to eligible Participants who are employees of the Company or a Parent or Subsidiary as defined in Section 424(e) and (f) of the Code.

Article 2. Definitions
In addition to the terms specifically defined elsewhere in the Plan, the following capitalized terms shall have the meanings set forth below.
2.1.Awards.

a.
“Award” shall mean any Stock Option, Stock Appreciation Right, Restricted Stock (including any Performance Share), Restricted Stock Unit (including any Performance Unit), Cash-Based Award, Dividend Equivalent, Other Stock-Based Award or Non-employee Director Award (including any Deferred Stock Unit) that is granted under the Plan.

b.	“Cash-Based Award” shall mean any right granted under Article 11.

c.	“Deferred Stock Unit” shall mean a type of Non-employee Director Award, as described in Article 10.

d.	“Dividend Equivalent” shall mean a right with respect to a Full-Value Award granted under Article 9.

e.
“Full-Value Award” means an Award other than in the form of a Stock Option, Stock Appreciation Right or Dividend Equivalent, and which is settled by the issuance of Shares (or at the discretion of the Committee, settled in cash valued by reference to full Share value).

f.	“Incentive Stock Option” shall mean a Stock Option that is intended to be an incentive stock option and meets the requirements of Section 422 of the Code or any successor provision thereto.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

g.	“Non-employee Director Award” shall mean any Award granted to a Non-employee Director under Article 10.

h.	“Non-statutory Stock Option” shall mean a Stock Option that is not an Incentive Stock Option.

i.	“Other Stock-Based Award” shall mean any right, granted under Article 8, that relates to or is valued by reference to Shares or other Awards relating to Shares.

j.
“Performance-Based Compensation” shall mean compensation under an Award that is intended to constitute “qualified performance-based compensation” within the meaning of the regulations promulgated under Section 162(m) of the Code.

k.	“Performance Share” shall mean a Share of Restricted Stock as described in Section 7.1(c).

l.	“Performance Unit” shall mean a Restricted Stock Unit as described in Section 7.1(c).

m.	“Restricted Stock” shall mean any Share granted under Article 7 that is subject to certain restrictions and to risk of forfeiture.

n.
“Restricted Stock Unit” shall mean any right granted under Article 7 to receive Shares (or the equivalent value in cash or other property if the Committee so provides) in the future, which right is subject to certain restrictions and to risk of forfeiture.

o.
“Stock Appreciation Right” or “SAR” shall mean any right granted under Article 6 to receive a payment equal to the difference between the Fair Market Value of a Share as of the date of exercise of the SAR over the grant price of the SAR.

p.
“Stock Option” shall mean any right granted under Article 5 to purchase Shares at a specified price during specified time periods. A Stock Option may be an Incentive Stock Option or a Non-statutory Stock Option.

2.2.Other Defined Terms.

a.	“Affiliate” shall mean any Person or entity that directly or through one or more intermediaries controls, is controlled by or is under common control with, the Company, including any Subsidiary.

b.	“Annual Award Limit” shall have the meaning set forth in Section 4.3.

c.	“Automatic Exercise” shall have the meaning set forth in Section 6.2.

d.
“Award Agreement” shall mean a written document, in such form as the Committee prescribes from time to time, setting forth the terms and conditions of an Award. Award Agreements may be in the form of individual award agreements or certificates or a program document describing the terms and provisions of an Awards or series of Awards under the Plan. The Committee may provide for the use of electronic, internet or other non-paper Award Agreements, and the use of electronic, internet or other non-paper means for the acceptance thereof and actions thereunder by a Participant.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

e.	“Board of Directors” or “Board” shall mean the board of directors of the Company.

f.	“Change of Control” shall have the meaning set forth in Section 13.2.

g.
“Code” shall mean the U.S. Internal Revenue Code of 1986, as amended from time to time. For purposes of this Plan, references to sections of the Code shall be deemed to include references to any applicable regulations thereunder.

h.
“Committee” shall mean a committee of the Board of Directors, whose members are intended to qualify as “independent” directors under the applicable rules of any applicable stock exchange on which the Shares are listed, and except as otherwise determined by the Board, “outside” directors under Section 162(m) of the Code and the regulations thereunder, and “non-employee” directors under the requirements of Section 16 of the Exchange Act and the rules and regulations thereunder, or any successor requirement to any of the foregoing. Unless and until changed by the Board, the Compensation Committee of the Board is designated as the Committee to administer the Plan.

i.	“Company” shall have the meaning set forth in Section 1.1.

j.
“Covered Employee” shall mean, for any Plan Year, an executive officer of the Company, who shall be thereby considered a potential “covered employee,” as such term is defined in Section 162(m) of the Code and the regulations thereunder, or any successor statute.

k.	“Effective Date” shall have the meaning set forth in Section 1.1.

l.	“Employee” shall mean any employee of the Company or any of its Affiliates.

m.	“Exchange Act” shall mean the Securities Exchange Act of 1934, as amended from time to time, or any successor act thereto.

n.
“Fair Market Value” shall mean, with respect to any property (including, without limitation, any Shares or other securities), the fair market value of such property determined by such methods or procedures as shall be established from time to time by the Committee.

o.
“Grant Date” of an Award means the first date on which all necessary corporate action has been taken to approve the grant of the Award as provided in the Plan, or such later date as is determined and specified as part of that authorization process. Notice of the grant shall be provided to the grantee within a reasonable time after the Grant Date.

p.	“Maximum Share Value” shall have the meaning set forth in Section 6.2.

q.	“Non-employee Director” shall mean a director of the Company who is not an employee of the Company or an Affiliate.

r.
“Participant” shall mean any eligible individual as set forth in Section 1.4 to whom an Award is granted under the Plan; provided that in the case of the death of a Participant, the term “Participant” refers to a beneficiary designated pursuant to Section 15.13 or the legal

CCA INDUSTRIES, INC. AND SUBSIDIARIES

guardian or other legal representative acting in a fiduciary capacity on behalf of the Participant under applicable state law and court supervision.

s.	“Person” shall have the meaning ascribed to such term in Section 3(a)(9) of the Exchange Act and used in Sections 13(d) and 14(d) thereof, including a “group” as defined in Section 13(d) thereof.

t.	“Plan” shall have the meaning set forth in Section 1.1.

u.	“Plan Year” shall mean the Company’s fiscal year ended November 30th.

v.	“Prior Plan” shall mean the CCA Industries, Inc. Amended and Restated Stock Option (Incentive) Plan, as amended to the Effective Date.

w.
“Share” shall mean a share of common stock of the Company (as such may be reclassified or renamed), and such other securities or property as may become the subject of Awards, or become subject to Awards, pursuant to an adjustment made under Section 4.4.

x.
“Subsidiary” shall mean, with respect to a Person, any corporation or other entity in which such Person has or obtains, directly or indirectly, a proprietary interest of more than fifty percent (50%) by reason of stock ownership or otherwise.

y.
“Third Party Service Provider” shall mean any consultant, agent, advisor, or independent contractor who renders services to the Company or any of its Affiliates, which services (a) are not performed in connection with the offer and sale of the Company’s securities in a capital raising transaction, and (b) do not directly or indirectly promote or maintain a market for the Company’s securities.

Article 3. Administration

3.1.General. The Committee shall be responsible for administering the Plan in accordance with this Article 3.

3.2.Authority of the Committee. The Committee shall have full and exclusive discretionary power to (a) interpret the terms and the intent of the Plan and any Award Agreement or other agreement or document ancillary to or in connection with the Plan; (b) determine eligibility for Awards; and (c) adopt such rules, forms, instruments, and guidelines for administering the Plan as the Committee deems necessary or proper; provided, however, that the Board of Directors is hereby authorized (in addition to any necessary action by the Committee) to grant or approve Awards as necessary to satisfy the requirements of Section 16 of the Exchange Act and the rules and regulations thereunder. The Committee’s authority shall include, but not be limited to, the following:

a.
To determine from time to time which of the persons eligible under the Plan shall be granted Awards; when and how each Award shall be granted; what type or combination of types of Award shall be granted; the provisions of each Award granted (which need not be identical), including the time or times when a person shall be permitted to receive Shares

CCA INDUSTRIES, INC. AND SUBSIDIARIES

pursuant to an Award; and the number of Shares with respect to which an Award shall be granted to each such person.

b.	To determine whether Awards will be settled in Shares, cash, or in any combination thereof.

c.
To construe and interpret the Plan and Awards granted under it, and to establish, amend, and revoke rules and regulations for its administration. The Committee, in the exercise of this power, may correct any defect, omission or inconsistency in the Plan or in any Award Agreement, in a manner and to the extent it shall deem necessary or expedient to make the Plan fully effective.

d.	To amend the Plan or an Award as provided in the Plan.

e.
Generally, to exercise such powers and to perform such acts as the Committee deems necessary, desirable, convenient, or expedient to promote the best interests of the Company that are not in conflict with the provisions of the Plan.

f.	To authorize any person to execute on behalf of the Company any instrument required to effect the grant of an Award previously granted by the Committee.

All actions taken and all interpretations and determinations made by the Committee shall be final and binding upon the Participants, the Company, and all other interested individuals.
3.3.Actions and Interpretations by the Committee. For purposes of administering the Plan, the Committee may from time to time adopt rules, regulations, guidelines and procedures for carrying out the provisions and purposes of the Plan and make such other determinations, not inconsistent with the Plan, as the Committee may deem appropriate. The Committee may correct any defect, supply any omission or reconcile any inconsistency in the Plan or in any Award in the manner and to the extent it deems necessary to carry out the intent of the Plan. The Committee’s interpretation of the Plan, any Awards granted under the Plan, any Award Agreement and all decisions and determinations by the Committee with respect to the Plan are final, binding, and conclusive on all parties. Each member of the Committee is entitled to, in good faith, rely or act upon any report or other information furnished to that member by any officer or other employee of the Company or any Affiliate, the Company’s or an Affiliate’s independent certified public accountants, Company counsel or any executive compensation consultant or other professional retained by the Company to assist in the administration of the Plan. No member of the Committee will be personally liable for any good faith determination, act or omission in connection with the Plan or any Award.

3.4.Advisors. The Committee may employ attorneys, consultants, accountants, agents, and other individuals, any of whom may be an Employee, and the Committee, the Company, and its officers and directors shall be entitled to rely upon the advice, opinions, or valuations of any such individuals.

3.5.Delegation. The Committee may delegate to one or more of its members, one or more officers of the Company or any of its Affiliates, and one or more agents or advisors such administrative duties or powers as it may deem advisable subject to applicable law. The Committee may, by resolution, expressly delegate to a special committee, consisting of one or

CCA INDUSTRIES, INC. AND SUBSIDIARIES

more directors who may but need not be officers of the Company, authority to do one or both of the following on the same basis as can the Committee: (a) designate Employees and Third Party Service Providers to be recipients of Awards, and (b) determine the terms and conditions of any such Awards; provided, however, that (i) the Committee shall not delegate such responsibilities to any such officer for Awards granted to an Employee that is considered an “insider” for purposes of Section 16 of the Exchange Act or who as of the Grant Date is reasonably anticipated to be or become a Covered Employee during the term of the Award; (ii) the resolution providing for such authorization shall set forth the total number of Awards such officer(s) may grant; and (iii) the officer(s) shall report periodically to the Committee regarding the nature and scope of the Awards granted pursuant to the authority delegated.

3.6.Indemnification. Each person who is or shall have been a member of the Committee, or of the Board, or an officer of the Company to whom authority was delegated in accordance with Section 3.5 shall be indemnified and held harmless by the Company against and from any loss, cost, liability, or expense that may be imposed upon or reasonably incurred by him or her in connection with or resulting from any claim, action, suit, or proceeding to which he or she may be a party or in which he or she may be involved by reason of any action taken or failure to act under the Plan and against and from any and all amounts paid by him or her in settlement thereof, with the Company’s approval, or paid by him or her in satisfaction of any judgment in any such action, suit, or proceeding against him or her, provided he or she shall give the Company an opportunity, at its own expense, to handle and defend the same before he or she undertakes to handle and defend it on his or her own behalf, unless such loss, cost, liability, or expense is a result of his or her own willful misconduct or except as expressly provided by statute. The foregoing right of indemnification shall not be exclusive of any other rights of indemnification to which such persons may be entitled under the Company’s articles of incorporation or bylaws, as a matter of law, or otherwise, or any power that the Company may have to indemnify them or hold them harmless.
Article 4. Shares Subject to the Plan and Maximum Awards

4.1.Number of Shares Available for Awards. Subject to adjustment as provided in Sections 4.2 and 4.4, the maximum number of Shares available for issuance to Participants pursuant to Awards under the Plan shall be 1,400,000 Shares, plus a number of additional Shares underlying awards outstanding as of the Effective Date under the Prior Plan that thereafter terminate or expire unexercised, or are canceled, forfeited or lapse for any reason or which would otherwise be deemed to have become available for future grant of Shares under the Prior Plan pursuant to the terms of the Prior Plan. The maximum number of Shares that may be issued upon exercise of Incentive Stock Options granted under the Plan shall be 1,400,000. The Shares available for issuance under the Plan may be authorized and unissued Shares or treasury Shares. From and after the Effective Date, no further awards shall be granted under the Prior Plan and the Prior Plan shall remain in effect only so long as awards granted thereunder shall remain outstanding.

4.2.Share Usage.

a.	Awards of Stock Options shall count against the number of Shares remaining available for issuance pursuant to Awards granted under the Plan as one Share for each Share covered by such Awards.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

b.
Awards of Stock Appreciation Rights shall count against the number of Shares remaining available for issuance pursuant to Awards granted under the Plan as one Share for each Share covered by such Awards.

Upon exercise of Stock Appreciation Rights that are settled in Shares, the number of Shares set forth above (rather than any lesser number based on the net number of Shares actually delivered upon exercise) shall count against the number of Shares remaining available for issuance pursuant to Awards granted under the Plan.

c.
Full-Value Awards and Dividend Equivalents payable in Shares shall count against the number of Shares remaining available for issuance pursuant to Awards granted under the Plan as one Share for each Share covered by such Awards.

d.
Shares withheld or repurchased from an Award to satisfy tax withholding requirements shall not count against the number of Shares remaining available for issuance pursuant to Awards granted under the Plan, and Shares delivered by a Participant to satisfy tax withholding requirements shall be added to the Plan share reserve.

e.
To the extent that an Award is canceled, terminates, expires, is forfeited or lapses for any reason, any unissued or forfeited Shares originally subject to the Award will be added back to the Plan share reserve and again be available for issuance pursuant to Awards granted under the Plan.

f.	Shares subject to Awards settled in cash will be added back to the Plan share reserve and again be available for issuance pursuant to Awards granted under the Plan.

g.
To the extent that the full number of Shares subject to Full-Value Award is not issued for any reason, including by reason of failure to achieve maximum performance goals, the un-issued Shares originally subject to the Award will be added back to the Plan share reserve and again be available for issuance pursuant to Awards granted under the Plan.

h.	Substitute Awards granted pursuant to Section 15.4 of the Plan shall not count against the Shares otherwise available for issuance under the Plan.

4.3.Annual Award Limits. The following limits (each an “Annual Award Limit” and collectively, “Annual Award Limits”) shall apply to grants of Awards under the Plan for all participants other than Non-employee Directors:

a.
Stock Options or Stock Appreciation Rights: The maximum number of Shares with respect to which Stock Options and Stock Appreciation Rights may be granted to any Participant in any Plan Year shall be five hundred thousand (500,000) Shares.

b.
Restricted Stock or Restricted Stock Units: The maximum number of Shares with respect to which Restricted Stock and Restricted Stock Units (including any Performance Shares and Performance Units) may be granted (or allocated in the case of multi-year performance Awards) to any Participant in any Plan Year shall be five hundred thousand (500,000) Shares.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

c.	Cash-Based Awards: The maximum amount of any Cash-Based Awards that may be paid, credited or vested to any Participant in any Plan Year shall be five million dollars ($5,000,000).

d.
Other Stock-Based Awards: The maximum number of Shares with respect to which Other Stock-Based Awards may be granted (or allocated in the case of multi-year performance Awards) to any Participant in any Plan Year shall be five hundred thousand (500,000) Shares.

e.	The maximum number of Shares with respect to which any Award may be granted to a Non-employee Director in any Plan Year shall be one-hundred thousand (100,000) Shares.

4.4.Adjustments in Authorized Shares. In the event of any transaction between the Company and its stockholders that causes the per-share value of the Shares to change (including, without limitation, any stock dividend, stock split, spin-off, rights offering, or large nonrecurring cash dividend), the share authorization limits under Section 4.1 shall be adjusted proportionately, and the Committee shall, in order to prevent dilution or enlargement of Participants’ rights under the Plan as well as dilution or enlargement of the benefits or potential benefits intended to be made available, substitute or adjust, as applicable, the number and kind of Shares that may be issued under the Plan or under particular forms of Awards, the number and kind of Shares subject to outstanding Awards, the exercise price or grant price applicable to outstanding Awards, the Annual Award Limits, and other value determinations applicable to outstanding Awards.

In the event of any corporate event or transaction involving the Company, such as a merger, consolidation, reorganization, recapitalization, separation, stock dividend, stock split, reverse stock split, split up, spin-off, or other distribution of stock or property of the Company, combination of Shares, exchange of Shares, dividend in kind, or other like change in capital structure or distribution (other than normal cash dividends) to stockholders of the Company, or any similar corporate event or transaction, the Committee may, in its sole discretion, make such other appropriate adjustments to the terms of any Awards under the Plan to reflect, or related to, such changes or distributions to provide that (i) Awards will be settled in cash rather than Shares, (ii) Awards will become immediately vested and non-forfeitable and exercisable (in whole or in part) and will expire after a designated period of time to the extent not then exercised, (iii) Awards will be assumed by another party to a transaction or otherwise be equitably converted or substituted in connection with such transaction, (iv) outstanding Awards may be settled by payment in cash or cash equivalents equal to the excess of the Fair Market Value of the underlying Shares, as of a specified date associated with the transaction, over the exercise or grant price of the Award, (v) performance targets and performance periods for Performance Shares or Performance Units will be modified, consistent with Code Section 162(m) where applicable, or (vi) any combination of the foregoing. The determination of the Committee as to the foregoing adjustments, if any, shall be conclusive and binding on Participants under the Plan. Notwithstanding the foregoing, the Committee shall not make any adjustments to outstanding Options or Stock Appreciation Rights that would constitute a modification or substitution of the stock right under Treas. Reg. Sections 1.409A-1(b)(5)(v) that would be treated as the grant of a new stock right or change in the form of payment for purposes of Code Section 409A.
Without affecting the number of Shares reserved or available hereunder, the Committee may authorize the issuance or assumption of benefits under the Plan in connection with any merger, consolidation, acquisition of property or stock, or reorganization upon such terms and conditions as it may deem appropriate.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

Article 5.	Stock Options

5.1.Grant of Stock Options. The Committee is hereby authorized to grant Stock Options to Participants. Each Stock Option shall permit a Participant to purchase from the Company a stated number of Shares at an exercise price established by the Committee, subject to the terms and conditions described in this Article 5 and to such additional terms and conditions, as established by the Committee, in its sole discretion, that are consistent with the provisions of the Plan. An Option may be either an Incentive Stock Option or a Non-statutory Stock Option.

5.2.Exercise Price. The exercise price per Share under a Stock Option shall be determined by the Committee at the time of grant; provided, however, that such exercise price shall not be less than the Fair Market Value of a Share on the Grant Date of such Stock Option (except in the case of a Stock Option issued as a substitute Award pursuant to Section 15.4).

5.3.Prohibition on Repricing. Except as otherwise provided in Section 4.4, the exercise price of a Stock Option may not be reduced, directly or indirectly, by cancellation and regrant, replacement, substitution, surrender or otherwise, without the prior approval of the stockholders of the Company. In addition, the Company may not, without the prior approval of stockholders of the Company, repurchase a Stock Option for value from a Participant if the current Fair Market Value of the Shares underlying the Stock Option is lower than the exercise price per share of the Stock Option.

5.4.Stock Option Term. The term of each Stock Option shall be determined by the Committee at the time of grant; provided, however, that no Stock Option shall be exercisable later than the tenth anniversary of the date of its grant. Notwithstanding the foregoing, for Stock Options granted to Participants outside the United States, the Committee has the authority to grant Stock Options that have a term greater than ten years to the extent required by the applicable local laws of the jurisdictions in which such Stock Options are granted.

5.5.Time of Exercise. Stock Options shall be exercisable at such times and be subject to such restrictions and conditions as the Committee shall determine at the time of grant.

5.6.Method of Exercise. Stock Options shall be exercised by the delivery of a notice of exercise to the Company or an agent designated by the Company in a form specified or accepted by the Committee, or by complying with any alternative procedures which may be authorized by the Committee, setting forth the number of Shares with respect to which the Stock Option is to be exercised, accompanied by full payment for the Shares.

A condition of the issuance of the Shares as to which a Stock Option shall be exercised shall be the payment of the exercise price. As determined by the Committee in its sole discretion, the exercise price of any Stock Option shall be payable to the Company in full: (a) in cash or its equivalent; (b) by tendering (either by actual delivery or attestation) previously acquired Shares having an aggregate Fair Market Value at the time of exercise equal to the exercise price; (c) through a “net” exercise, whereby the Company withholds from the Stock Option a number of Shares having a Fair Market Value on the date of exercise equal to some or all of the exercise price; (d) in a cashless (broker-assisted same-day sale) exercise; or (e) by a combination of (a), (b), (c) or (d), or any other method approved or accepted by the Committee in its sole discretion.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

The Committee may provide in an Award Agreement that a Stock Option that is otherwise exercisable and has a per share exercise price that is less than the Fair Market Value of a Share on the last day of its term will be automatically exercised on such final date of the term by means of a “net exercise,” thus entitling the optionee to Shares equal to the intrinsic value of the Stock Option on such exercise date, less the number of Shares required for tax withholding.
Unless otherwise determined by the Committee, all payments under all of the methods indicated above shall be paid in U.S. dollars.
5.7.No Deferral Feature. No Stock Option shall provide for any feature for the deferral of compensation other than the deferral of recognition of income until the exercise or disposition of the Stock Option.

5.8.No Dividend Equivalents. No Stock Option shall provide for Dividend Equivalents.

5.9.Incentive Stock Options. The terms of any Incentive Stock Options granted under the Plan must comply with the requirements of Section 422 of the Code. If all of the requirements of Section 422 of the Code are not met, the Option shall automatically become a Non-statutory Stock Option.

Article 6. Stock Appreciation Rights

6.1.Grant of Stock Appreciation Rights. The Committee is hereby authorized to grant Stock Appreciation Rights to Participants. Subject to the terms of the Plan and any applicable Award Agreement, a Stock Appreciation Right granted under the Plan shall confer on the holder thereof a right to receive, upon exercise thereof, the excess of (a) the Fair Market Value of one Share on the date of exercise over (b) the grant price of the right as specified by the Committee, which shall not be less than the Fair Market Value of one Share on the Grant Date of the Stock Appreciation Right (except in the case of a Stock Appreciation Right issued as a substitute Award pursuant to Section 15.4).

Subject to the terms of the Plan and any applicable Award Agreement, the grant price, term, methods of exercise, methods of settlement, and any other terms and conditions of any Stock Appreciation Right shall be as determined by the Committee. The Committee may impose such conditions or restrictions on the exercise of any Stock Appreciation Right as it may deem appropriate, including a provision that a Stock Appreciation Right that is otherwise exercisable and has a per share grant price that is less than the Fair Market Value of a Share on the last day of its term will be automatically exercised on such final date of the term.
6.2.Stock Appreciation Rights with Maximum Appreciation Limits. The Committee is authorized to grant Stock Appreciation Rights to Participants with a limit on the maximum appreciation value of the Award, by providing that if the Fair Market Value of a Share equals or exceeds a specified amount (the “Maximum Share Value”) on any day during the term of such Award, the vested and unexercised portion of the Award, if any, shall be automatically exercised on such date without further action or notice by the Company or the Participant (an “Automatic Exercise”). Upon such Automatic Exercise, the Participant shall be entitled to receive for each Stock Appreciation Right the excess of (i) the Maximum Share Value over (ii) the grant price of such Award.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

6.3.Prohibition on Repricing. Except as otherwise provided in Section 4.4, the exercise price of a Stock Appreciation Right may not be reduced, directly or indirectly, by cancellation and regrant, replacement, substitution, surrender or otherwise, without the prior approval of the stockholders of the Company. In addition, the Company may not, without the prior approval of stockholders of the Company, repurchase a Stock Appreciation Right for value from a Participant if the current Fair Market Value of the Shares underlying the Stock Appreciation Right is lower than the grant price of the Stock Appreciation Right.

6.4.Stock Appreciation Right Term. The term of each Stock Appreciation Right shall be determined by the Committee at the time of grant; provided, however, that no Stock Appreciation Right shall be exercisable later than the tenth anniversary of the date of its grant. Notwithstanding the foregoing, for Stock Appreciation Rights granted to Participants outside the United States, the Committee has the authority to grant Stock Appreciation Rights that have a term greater than ten years to the extent required by the applicable local laws of the jurisdictions in which such Stock Appreciation Rights are granted.

6.5.Time of Exercise. Stock Appreciation Rights shall be exercisable at such times and be subject to such restrictions and conditions as the Committee shall determine at the time of grant.

6.6.No Deferral Feature. No Stock Appreciation Right shall provide for any feature for the deferral of compensation other than the deferral of recognition of income until the exercise or disposition of the Stock Appreciation Right.

6.7.No Dividend Equivalents. No Stock Appreciation Right shall provide for Dividend Equivalents.

Article 7. Restricted Stock and Restricted Stock Units

7.1.Grant of Restricted Stock or Restricted Stock Units.

a.
General. The Committee is hereby authorized to grant Restricted Stock and Restricted Stock Units to Participants. Each Restricted Stock Unit shall represent the right to receive one Share (or the equivalent value payable in cash, as determined by the Committee) upon a specified future date or event. Restricted Stock Units shall be credited to a notional account maintained by the Company. No Shares are actually awarded to the Participant in respect of Restricted Stock Units on the Grant Date. Restricted Stock and Restricted Stock Units shall be subject to such restrictions on transferability and other restrictions as the Committee may impose. These restrictions may lapse separately or in combination at such times, under such circumstances, in such installments, upon the satisfaction of performance goals or otherwise, as the Committee determines at the time of the grant of the Award or thereafter.

b.
Award Agreement. Each Award Agreement evidencing a Restricted Stock or Restricted Stock Unit grant shall specify the terms of the period(s) of restriction, the number of Shares of Restricted Stock or the number of Restricted Stock Units granted, settlement dates, vesting conditions and such other provisions as the Committee shall determine.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

c.
Performance Shares; Performance Units. Restricted Stock and Restricted Stock Units, the grant of which or lapse of restrictions of which is based upon the achievement of performance goals over a performance period, shall be referred to as “Performance Shares” and “Performance Units,” respectively.

7.2.Voting and Other Rights. Unless otherwise determined by the Committee and set forth in a Participant’s Award Agreement, to the extent permitted or required by law, as determined by the Committee, Participants holding Shares of Restricted Stock granted hereunder shall have the right to exercise full voting rights with respect to those Shares during the period of restriction. Unless otherwise determined by the Committee and set forth in a Participant’s Award Agreement, a Participant shall have none of the rights of a stockholder with respect to any Restricted Stock Units granted hereunder until such time as Shares are paid in settlement of such Awards.

7.3.Dividends on Restricted Stock. Unless otherwise provided by the Committee, dividends accrued on Shares of Restricted Stock before they are vested shall, as provided in the Award Agreement, either (i) be reinvested in the form of additional Shares, which shall be subject to the same vesting provisions as provided for the host Award, or (ii) be held by the Company under the same vesting provisions in an account allocated to the Participant and accumulated without interest until the date upon which the host Award becomes vested, and any dividends accrued with respect to forfeited Restricted Stock will also be forfeited.

7.4.Forfeiture. Subject to the terms of the Award Agreement and except as otherwise determined by the Committee at the time of the grant of the Award or thereafter, upon termination of employment or service during the applicable restriction period or upon failure to satisfy a performance goal during the applicable restriction period, Restricted Stock or Restricted Stock Units that are at that time subject to restrictions shall be forfeited.

Article 8. Other Stock-Based Awards

The Committee is hereby authorized to grant other types of equity-based or equity-related Awards not otherwise described by the terms of the Plan (including the grant or offer for sale of unrestricted Shares) to Participants in such amounts and subject to such terms and conditions as the Committee shall determine. Such Awards shall be referred to as “Other Stock-Based Awards.” Each such Other Stock-Based Award may involve the transfer of actual Shares to Participants or payment in cash or otherwise of amounts based on the value of Shares, and may include, without limitation, Awards designed to comply with or take advantage of the applicable local laws of jurisdictions other than the United States.
Each Other Stock-Based Award shall be expressed in terms of Shares or units or an equivalent measurement based on Shares, as determined by the Committee. If the value of an Other Stock-Based Award will be based on the appreciation of Shares from an initial value determined as of the Grant Date, then such initial value shall not be less than the Fair Market Value of a Share on the Grant Date of such Other Stock-Based Award.

Article 9.	Dividend Equivalents

The Committee is hereby authorized to grant to Participants Dividend Equivalents based on the dividends declared on Shares that are subject to any Full-Value Award. Dividend Equivalents shall be credited as of dividend payment dates during the period between the date the Full-Value Award is granted and the date

CCA INDUSTRIES, INC. AND SUBSIDIARIES

the Full-Value Award is vested, paid or expired. Such Dividend Equivalents shall be converted to cash, Shares or additional Full-Value Awards by such formula and at such time and subject to such limitations as may be determined by the Committee. Unless otherwise provided by the Committee, Dividend Equivalents accruing on unvested Full-Value Awards shall, as provided in the Award Agreement, either (i) be reinvested in the form of additional Shares, which shall be subject to the same vesting provisions as provided for the host Award, or (ii) be held by the Company under the same vesting provisions in an account allocated to the Participant and accumulated without interest until the date upon which the host Award becomes vested, and any Dividend Equivalents accrued with respect to forfeited Awards will also be forfeited.

Article 10.	Non-employee Director Awards

The Committee is hereby authorized to grant Awards to Non-employee Directors, including, but not limited to, Awards of Deferred Stock Units. Each Deferred Stock Unit shall represent a vested right to receive one Share (or the equivalent value in cash or other property in the Committee so provides) at a designated future date and will be credited to a notional account maintained by the Company. Non-employee Directors shall not be entitled to vote Shares represented by such Deferred Stock Units but shall receive Dividend Equivalents with respect to such Full-Value Awards, which shall be reinvested in additional Deferred Stock Units. Deferred Stock Units shall be converted and settled in Shares in accordance with an election made by the Non-employee Director, which settlement date shall be no earlier than the first anniversary of the date the Non-employee Director ceases to be a director of the Company.

Article 11.	Cash-Based Awards

The Committee is hereby authorized to grant Awards to Participants denominated in cash in such amounts and subject to such terms and conditions as the Committee may determine. Such Awards shall be referred to as “Cash-Based Awards.” Each such Cash-Based Award shall specify a payment amount, payment range or a value determined with respect to the Fair Market Value of the Shares, as determined by the Committee.

Article 12.	Performance-Based Compensation

12.1.Stock Options and Stock Appreciation Rights. The provisions of the Plan are intended to ensure that all Stock Options and Stock Appreciation Rights granted hereunder shall qualify as Performance-Based Compensation.

12.2.Other Awards. The Committee is authorized to design any other Award, including Restricted Stock, Restricted Stock Units, Cash-Based Awards and Other Stock-Based Awards, so that the Award meets the requirements of this Section 12.2 as Performance-Based Compensation. If the Committee determines that it is advisable to grant Awards to Covered Employees that will not qualify as Performance-Based Compensation, the Committee may make such grants without satisfying the requirements of this Section 12.2.

a.
Performance Measures. Performance-Based Compensation (other than Awards of Stock Options or Stock Appreciation Rights) shall be earned, vested and payable (as applicable) based on the achievement of performance goals established by the Committee based on one or more of the following performance measures: (i) net earnings or net income (before or after taxes); (ii) earnings growth or source of earnings; (iii) earnings per share; (iv) net sales (including net sales growth); (v) gross profits or net operating profit; (vi) return

CCA INDUSTRIES, INC. AND SUBSIDIARIES

measures (including, but not limited to, return on assets, capital, equity, or sales); (vii) cash flow (including, but not limited to, operating cash flow, free cash flow, cash flow return on capital and statutory cash measures); (viii) revenue growth; (ix) earnings before or after taxes, interest, depreciation, and/or amortization; (x) productivity ratios; (xi) Share price (including, but not limited to, growth measures and total stockholder return); (xii) expense targets; (xiii) margins (including, but not limited to, gross or operating margins); (xiv) operating efficiency; (xv) customer satisfaction or increase in the number of customers; (xvi) attainment of budget goals; (xvii) division working capital turnover; (xviii) attainment of strategic or operational initiatives; (xix) market share; (xx) cost reductions; (xxi) working capital targets (including, but not limited to, capital ratios, capital or book value metrics); and (xxii) other value-added measures.
Any performance measure may also be (1) used to measure the performance of the Company and/or any of its Affiliates as a whole, any business unit thereof or any combination thereof or (2) compared to the performance of a group of comparable companies, or a published or special index, in each case that the Committee, in its sole discretion, deems appropriate. Any member of a comparator group or an index that ceases to exist during a measurement period may be disregarded for the entire measurement period as determined by the Committee. Performance goals need not be based upon an increase or positive result under a business criterion and could include, for example, the maintenance of the status quo or the limitation of losses (measured by reference to a specific business criterion).

b.
Establishment of Performance Goals for Covered Employees. No later than ninety (90) days after the commencement of a performance period (but in no event after twenty-five percent (25%) of such performance period has elapsed), the Committee shall establish in writing: (i) the performance criteria applicable to the performance period; (ii) the performance goals for each such performance criterion in terms of an objective formula or standard; (iii) the method for computing the amount of compensation payable to the Participant if such performance goals are obtained; and (iv) the Participants or class of Participants to which such performance goals apply.

c.
Permitted Exclusions/Inclusions. Any performance measure may adjust for such non-GAAP, special, recurring or nonrecurring, and/or other items, as may be determined by the Committee in its sole discretion. Without limiting the foregoing, when establishing the performance goals with respect to Performance-Based Compensation, the Committee may provide in any Award that the evaluation of performance goals shall exclude or otherwise adjust for any specified circumstance, event or item that occurs during or is otherwise applicable to a performance period. To the extent such inclusions or exclusions affect Awards to Covered Employees, they shall be prescribed in a form that meets the requirements of Code Section 162(m) for deductibility.

d.
Adjustment of Performance-Based Compensation. The Committee shall retain the discretion to exercise negative discretion to determine that the portion of such Award actually earned, vested and/or payable (as applicable) shall be less than the portion that would be earned, vested and/or payable based solely upon application of the applicable performance. Awards that are designed to qualify as Performance-Based Compensation may not be adjusted upward. Notwithstanding the foregoing, the Committee may provide, either in connection with the grant thereof or by amendment thereafter, that achievement of such performance goals will be waived, in whole or in part, upon (i) the termination of

CCA INDUSTRIES, INC. AND SUBSIDIARIES

employment of a Participant by reason of death or disability, or (ii) the occurrence of a Change of Control.

e.
Certification of Performance. Any payment of an Award designed to qualify as Performance-Based Compensation shall be conditioned on the written certification of the Committee that the performance goals and any other material terms applicable to such performance period have been satisfied.

f.
Reapproval of Performance Measures. Performance measures listed in Section 12.2(a) may not be used in designing Awards intended to qualify as Performance-Based Compensation after the first stockholder meeting that occurs in the fifth year following the last stockholder approval of the Plan, unless stockholder approval of such performance measures is again obtained or applicable tax and securities laws change to provide otherwise.

Article 13. Change of Control

13.1.Change of Control of the Company. Unless the Committee otherwise determines, if a Successor Entity in a Change of Control Assumes and Maintains an Award, the Award will not automatically vest and pay out upon the Change of Control. In addition, unless the Committee shall determine otherwise (in the Award Agreement or otherwise), or unless otherwise specifically prohibited under applicable laws or by the rules and regulations of any governing governmental agencies or stock exchange on which the Shares are listed, upon the occurrence of a Change of Control in which the Successor Entity fails to Assume and Maintain an Award as defined in Section 13.2:

a.
Time-Vested Awards. Awards, the vesting of which depends upon a participant’s continuation of service for a period of time, shall fully vest as of the effective date of the Change of Control; shall be distributed or paid to the participant within thirty (30) days following the date of the Change of Control in cash, Shares, other securities, or any combination, as determined by the Committee; and shall thereafter terminate; provided, however, that if the Award is denominated in Shares, the amount distributed or paid shall equal the difference between the Fair Market Value of the Shares on the date of the Change of Control and, if applicable, the exercise price, grant price or unpaid purchase price as of the date of the Change of Control;

b.
Performance-Based Awards. Awards, the vesting of which is based on achievement of performance criteria, shall fully vest as of the effective date of the Change of Control; shall be deemed earned based on the target performance being attained for the performance period in which the Change of Control occurs; shall be distributed or paid to the participant within thirty (30) days following the date of the Change of Control, pro rata based on the portion of the performance period elapsed on the date of the Change of Control, in cash, Shares, other securities, or any combination, as determined by the Committee; and shall thereafter terminate; provided, however, that if the Award is denominated in Shares, the amount distributed or paid shall equal the difference between the Fair Market Value of the Shares on the date of the Change of Control and, if applicable, the exercise price of the Stock Option, grant price of the Stock Appreciation Right or unpaid purchase price of the Full-Value Award as of the date of the Change of Control.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

13.2.Change of Control Definitions.

a.
“Assume and Maintain.” A Successor Entity shall be deemed to have assumed and maintained an Award under this Plan if the Successor Entity substitutes an Award under this Plan or an award under a Successor Entity plan having equivalent value, terms and conditions as the original Award, or otherwise assumes the obligations under and/or equitably adjusts such original Award. The Committee shall have the sole authority to determine whether the proposed assumption of an Award by a Successor Entity meets the requirements listed in this Section 13.2(a).

b.	“Beneficial Owner” or “Beneficial Ownership” shall have the meaning ascribed to such term in Rule 13d-3 of the General Rules and Regulations under the Exchange Act.

c.	“Change of Control” shall mean the occurrence of any of the following events:

i.
Any Person becomes the Beneficial Owner of twenty percent (20%) or more of the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of its directors (the “Outstanding Company Voting Securities”); provided, however, that for purposes of this Section 13.2(c), the following acquisitions shall not constitute a Change of Control: (A) any acquisition directly from the Company, including without limitation, a public offering of securities; (B) any acquisition by the Company or any of its Affiliates; (C) any acquisition by any employee benefit plan or related trust sponsored or maintained by the Company or any of its Affiliates; or (D) any acquisition by any corporation pursuant to a transaction which complies with Section 13.2(c)(iii);

ii.
Individuals who constitute the Board of Directors as of the Effective Date (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board of Directors; provided, however, that any individual becoming a director of the Company subsequent to the Effective Date whose election to the Board of Directors, or nomination for election by the Company’s stockholders, was approved by a vote of (A) at least a majority of the directors then comprising the Incumbent Board, (B) a vote of at least a majority of any nominating committee of the Board of Directors, which nominating committee was designated by a vote of at least a majority of the directors then comprising the Incumbent Board, or (C) in the case of a director appointed to fill a vacancy in the Board of Directors, at least a majority of the directors entitled to appoint such director (so long as at least a majority of such directors voting in favor of the director filling the vacancy are themselves members of (or considered to be pursuant to this definition members of) the Incumbent Board) shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election or removal of the directors of the Company or other actual or threatened solicitation of proxies of consents by or on behalf of a Person other than the Board of Directors;

iii.
Consummation of a reorganization, merger, or consolidation to which the Company is a party or a sale or other disposition of all or substantially all of the assets of the Company (a “Business Combination”), unless, following such Business

CCA INDUSTRIES, INC. AND SUBSIDIARIES

Combination, all or substantially all of the individuals and entities who were the Beneficial Owners of the Company voting securities entitled to vote generally in an election of the Company’s directors (“Outstanding Company Voting Securities”) outstanding immediately prior to such Business Combination are the Beneficial Owners, directly or indirectly, of more than fifty percent (50%) of the combined voting power of the outstanding voting securities entitled to vote generally in the election of the Company’s directors of the corporation or entity resulting from the Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company’s assets either directly or through one or more subsidiaries) (the “Successor Entity”) in substantially the same proportions as their ownership immediately prior to such Business Combination of the Outstanding Company Voting Securities; or

iv.	Approval by the stockholders of the Company of a complete liquidation or dissolution of the Company.

In the event that the foregoing definition of “Change of Control” is inconsistent with the definition of change of control under Section 409A of the Code, the definition of change of control under Section 409A shall govern.

Article 14.	Duration, Rescission, Amendment, Modification, Suspension, and Termination

14.1.Duration of Plan. Unless sooner terminated as provided in Section 14.2, the Plan shall terminate on the tenth anniversary of the Effective Date or, if the stockholders approve an amendment to the Plan that increases the number of Shares subject to the Plan, the tenth anniversary of the date of such approval unless earlier terminated as provided herein. The termination of the Plan on such date shall not affect the validity of any Award outstanding on the date of termination, which shall continue to be governed by the applicable terms and conditions of the Plan. Notwithstanding the foregoing, no Incentive Stock Option may be granted more than ten years after the Effective Date.

14.2.Amendment, Modification, Suspension and Termination of Plan. The Board of Directors may, at any time and from time to time, alter, amend, modify, suspend, or terminate the Plan in whole or in part; provided, however, that, without the prior approval of the Company’s stockholders, no action shall be taken that would (a) increase the total number of Shares available for issuance under the Plan or the Annual Award Limits, except as provided in Section 4.4; (b) permit the exercise price or grant price of any Stock Option, Stock Appreciation Right or Other Stock-Based Award the value of which is based on the appreciation of Shares from the Grant Date (i) to be less than Fair Market Value (except as may be permitted by Section 5.2, 6.1, or Article 8), or (ii) to be repriced, replaced, or regranted through cancellation (except as may be permitted by Section 15.4) or by lowering the exercise price or grant price; (c) change the performance measurements listed in Section 12.2(a); or (d) otherwise constitute a material change to the Plan under any stock exchange rules then applicable to the Shares. No such action shall adversely affect in any material way any Award previously granted under the Plan without the written consent of the Participant holding such Award. After the Plan is terminated in accordance with this Section 14.2, no Award may be granted but any Award previously granted shall remain outstanding in accordance with the terms and conditions of the Plan and the Award.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

14.3.Amendment, Modification, Suspension, and Termination of Awards. The Committee shall have the authority at any time and from time to time, alter, amend, modify, suspend or terminate the terms and conditions of any Award; provided, however, that no such action shall adversely affect in any material way any Award previously granted under the Plan without the written consent of the Participant holding such Award.

Except in connection with a corporate transaction involving the Company (including, without limitation, any stock dividend, stock split, extraordinary cash dividend, recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination, or exchange of shares), the terms of outstanding Awards may not be amended to reduce the exercise price of outstanding Stock Options or Stock Appreciation Rights or cancel outstanding Stock Options or Stock Appreciation Rights in exchange for cash, other Awards or Stock Options or Stock Appreciation Rights with an exercise price that is less than the exercise price of the original Stock Options or Stock Appreciation Rights without stockholder approval
14.4.Compliance Amendments. Notwithstanding anything in the Plan or in any Award Agreement to the contrary, the Board may amend the Plan or an Award Agreement, to take effect retroactively or otherwise, as deemed necessary or advisable for the purpose of conforming the Plan or Award Agreement to any present or future law relating to plans of this or similar nature (including, but not limited to, Section 409A of the Code), and to the administrative regulations and rulings promulgated thereunder. By accepting an Award under this Plan, a Participant agrees to any amendment made pursuant to this Section 14.4 to any Award granted under the Plan without further consideration or action.

Article 15. General Provisions

15.1.Settlement of Awards; No Fractional Shares. Each Award Agreement shall establish the form in which the Award shall be settled. Awards may be settled in cash, Shares, other securities, additional Awards or any combination, regardless of whether such Awards are originally denominated in cash or Shares. No fractional Shares shall be issued or delivered pursuant to the Plan or any Award. The Committee shall determine whether cash, Awards, other securities or other property shall be issued or paid in lieu of fractional Shares or whether such fractional Shares or any rights thereto shall be forfeited or otherwise eliminated.

15.2.Tax Withholding. The Company shall have the power and the right to deduct or withhold, or require a Participant to remit to the Company, in cash or Shares (including “sell to cover” arrangements), the minimum statutory amount to satisfy federal, state, and local taxes required by law or regulation to be withheld with respect to any taxable event arising as a result of the Plan.

15.3.Share Withholding. With respect to withholding required upon the exercise of Stock Options or Stock Appreciation Rights, upon the lapse of restrictions on Restricted Stock and Restricted Stock Units, upon the achievement of performance goals related to Performance Shares and Performance Units, or any other taxable event arising as a result of an Award granted hereunder, Participants may elect, subject to the approval of the Committee, to satisfy the withholding requirement, in whole or in part, by having the Company withhold Shares having a Fair Market Value on the date the tax is to be determined not greater than minimum statutory total tax that could be imposed on the transaction.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

15.4.Substitution of Share-Based Awards. The Committee may grant Awards under the Plan in substitution for stock and stock-based awards held by employees of another entity who become employees of the Company or an Affiliate as a result of a merger or consolidation of the former employing entity with the Company or an Affiliate or the acquisition by the Company or an Affiliate of property or stock of the former employing corporation. The Committee may direct that the substitute awards be granted on such terms and conditions as the Committee considers appropriate in the circumstances.

15.5.Transferability of Awards. Except as otherwise provided in a Participant’s Award Agreement or otherwise at any time by the Committee, no Award granted under the Plan may be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent or distribution and any attempt to enforce such a purported sale, transfer, pledge, alienation or hypothecation shall be void. Should the Committee permit transferability of an Award (other than a transfer for value, which shall not be permitted), it may do so on a general or a specific basis, and may impose conditions and limitations on any permitted transferability. Unless transferability is permitted, Stock Options and Stock Appreciation Rights may be exercised by a Participant only during his or her lifetime. If the Committee permits any Stock Option or Stock Appreciation Right to be transferred, references in the Plan to the exercise of a Stock Option or Stock Appreciation Right by the Participant or payment of any amount to the Participant shall be deemed to include the Participant’s transferee.

15.6.Termination of Service; Forfeiture Events.

a.
Termination of Service. Awards under the Plan shall be subject to any compensation recoupment policy that the Company may adopt from time to time that is applicable by its terms to the Participant. In addition, each Award Agreement shall specify the effect of a Participant’s termination of service with the Company and any of its Affiliates, including specifically whether the Participant’s rights, payments, and benefits with respect to an Award shall be subject to reduction, cancellation, forfeiture, or recoupment, in addition to the effect on any otherwise applicable vesting or performance conditions of an Award. Such provisions shall be determined in the Committee’s sole discretion, need not be uniform and may reflect distinctions based on the reasons for termination.

Unless otherwise determined by the Committee in its discretion, or as may otherwise be set forth in any applicable Award Agreement with respect to a referenced termination of service of a Participant (including the impact thereof on the applicable Award thereunder), the following subsections (i) and (ii) shall apply to outstanding Awards of a Participant:
(i)    Cause. To the extent that there is an employment, severance or other written agreement governing the relationship between the Participant and the Company or an Affiliate which contains a definition of “Cause,” then Cause shall mean “Cause” under such agreement; otherwise, “Cause” shall mean the Participant’s termination of employment by the Company or an Affiliate on account of any one or more of the following:

(a)	any failure by the Participant substantially to perform the Participant’s employment duties;

(b)	any excessive unauthorized absenteeism by the Participant;

(c)	any refusal by the Participant to obey the lawful orders of the Board or any other person or committee to whom the Participant reports;

CCA INDUSTRIES, INC. AND SUBSIDIARIES

(d)	any act or omission by the Participant that is or may be materially injurious to the Company, monetarily or otherwise;

(e)	any act by the Participant that is materially inconsistent with the best interests of the Company;

(f)	the Participant’s material violation of any of the Company’s policies, including, without limitation, those policies relating to discrimination or sexual harassment;

(g)	the Participant’s unauthorized disclosure to any person or entity of any confidential or proprietary information of the Company or its Affiliates;

(h)	the Participant’s commission of any felony or any other crime involving moral turpitude; or

(i)	the Participant’s commission of any act involving dishonesty or fraud.
Notwithstanding the foregoing, in determining whether a termination of employment by reason of Cause has occurred pursuant to the above, for the purposes of a Participant’s termination of employment within one (1) year following a Change in Control, reference shall be made solely to subsections (b), (c), (d), (f), (g), (h) or (i) above.
Any rights the Company may have hereunder in respect of the events giving rise to Cause shall be in addition to the rights the Company may have under any other agreement with a Participant or at law or in equity. Any determination of whether a Participant’s employment is (or is deemed to have been) terminated for Cause for purposes of the Plan or any Award shall be made by the Committee in its discretion. If, subsequent to a Participant’s voluntary termination of employment or involuntary termination of employment without Cause, it is discovered that the Participant’s employment could have been terminated for Cause under subsections (d), (f), (g), (h) or (i) above, the Committee may deem such Participant’s employment to have been terminated for Cause, and in such case the Participant’s termination of employment for Cause shall be effective as of the date of the occurrence of the event giving rise to Cause, regardless of when the determination of Cause is made.
(ii) Termination of Employment; Death Subsequent to a Termination of Employment.

(1)
General Rule. Except to the extent otherwise provided in paragraphs (2), (3), (4) or (5) of this subsection (ii) or in connection with a termination of employment following a Change in Control, a Participant who incurs a termination of employment may exercise any outstanding Option or Stock Appreciation Right on the following terms and conditions: (i) exercise may be made only to the extent that the Participant was entitled to exercise the Award on the termination of employment date; and (ii) exercise must occur within three months after termination of employment but in no event after the original expiration date of the Award.

(2)
Dismissal for Cause; Resignation. If a Participant incurs a termination of employment as a result of Cause, all outstanding Options, Stock Appreciation Rights, and other Awards, shall immediately terminate upon the commencement of business on the date of the Participant’s termination of employment.

(3)
Disability. If a Participant incurs a termination of employment by reason of a disability (as defined below), then any outstanding Option or Stock Appreciation Right shall be exercisable on the following terms and conditions: (i) exercise may be made only to the extent that the Participant was entitled to exercise the Award on the termination of employment date; and (ii) exercise must occur by the earlier of (A) the first anniversary of the Participant’s termination of employment, or (B) the original expiration date of the Award. For this purpose “disability” shall mean:

CCA INDUSTRIES, INC. AND SUBSIDIARIES

(x) except in connection with an incentive stock option, any physical or mental condition that would qualify a Participant for a disability benefit under the long-term disability plan maintained by the Company or, if there is no such plan, a physical or mental condition that prevents the Participant from performing the essential functions of the Participant’s position (with or without reasonable accommodation) for a period of six consecutive months and (y) in connection with an incentive stock option, a disability described in Section 422(c)(6) of the Code. The existence of a disability shall be determined by the Committee in its absolute discretion.

(4)	Death.

(i)
Termination of employment as a Result of Participant’s Death. If a Participant incurs a termination of employment as the result of death, then any outstanding Option or Stock Appreciation Right shall be exercisable on the following terms and conditions: (A) exercise may be made only to the extent that the Participant was entitled to exercise the Award on the date of death; and (B) exercise must occur by the earlier of (1) the first anniversary of the Participant’s termination of employment, or (2) the original expiration date of the Award.

(ii)
Death Subsequent to a Termination of Employment. If a Participant terminates employment after age 65 and dies within the three-month period following such termination of employment, then the Award shall remain exercisable until the earlier to occur of (A) the first anniversary of the Participant’s date of death or (B) the original expiration date of the Award.

(5)
Special Rules for Incentive Stock Options. No Option that remains exercisable for more than three months following a Participant’s termination of employment for any reason other than death (including death within three months after the termination of employment) or disability, or for more than one year following a Participant’s termination of employment as the result of death or disability, may be treated as an Incentive Stock Option.

(6)	Committee Discretion. The Committee, in the applicable Award Certificate, may waive or modify the application of the foregoing provisions of this Section.

(7)
Effect of a Change in Control. Upon the occurrence of a Change of Control a Participant who incurs a termination of employment for any reason, other than a dismissal for Cause, concurrent with or within one (1) year following the Change of Control, may exercise any outstanding Option or Stock Appreciation Right, but only to the extent that the Participant was entitled to exercise the Award on the Participant’s termination of employment date, until the earlier of (A) the original expiration date of the Award and (B) the later of the date provided for under the above terms of this subsection (ii) above and the first anniversary of the Participant’s termination of employment.

b.
Leave of Absence. Whether military, government or other service or other leave of absence shall constitute a Participant’s termination of service shall be determined in each case by the Committee at its discretion, and any determination by the Company shall be final and conclusive, provided, however, that for purposes of any Award that is subject to Code Section 409A, the determination of a leave of absence must comply with the requirements of a “bona fide leave of absence” as provided in Treas. Reg. Section 1.409A-1(h).

CCA INDUSTRIES, INC. AND SUBSIDIARIES

c.
Forfeiture Events. An Award Agreement may also specify other events that may cause a Participant’s rights, payments and benefits with respect to an Award to be subject to reduction, cancellation, forfeiture, or recoupment, or which may affect any otherwise applicable vesting or performance conditions of an Award. Such events shall include, but shall not be limited to, termination of employment for cause, violation of material Company or Affiliate policies, breach of noncompetition, confidentiality or other restrictive covenants that may apply to the Participant, or other conduct by the Participant that is detrimental to the business or reputation of the Company or any Affiliate.

15.7.Special Provisions Related to Section 409A of the Code.

a.
Notwithstanding anything in the Plan or in any Award Agreement to the contrary, to the extent that any amount or benefit that would constitute non-exempt “deferred compensation” for purposes of Section 409A of the Code would otherwise be payable or distributable under the Plan or any Award Agreement by reason of the occurrence of a Change of Control, or the Participant’s disability or separation from service, such amount or benefit will not be payable or distributable to the Participant by reason of such circumstance unless (i) the circumstances giving rise to such Change of Control, disability or separation from service meet any description or definition of “change in control event”, “disability” or “separation from service”, as the case may be, in Section 409A of the Code and applicable regulations (without giving effect to any elective provisions that may be available under such definition), or (ii) the payment or distribution of such amount or benefit would be exempt from the application of Section 409A of the Code by reason of the short-term deferral exemption or otherwise. This provision does not prohibit the vesting of any Award. If this provision prevents the payment or distribution of any amount or benefit, such payment or distribution shall be made on the next earliest payment or distribution date or event specified in the Award Agreement that is permissible under Section 409A.

b.
Notwithstanding anything in the Plan or in any Award Agreement to the contrary, if any amount or benefit that would constitute non-exempt “deferred compensation” for purposes of Section 409A of the Code would otherwise be payable or distributable under this Plan or any Award Agreement by reason of a Participant’s separation from service during a period in which the Participant is a Specified Employee (as defined below), then, subject to any permissible acceleration of payment by the Committee under Treas. Reg. Section 1.409A-3(j)(4)(ii) (domestic relations order), (j)(4)(iii) (conflicts of interest), or (j)(4)(vi) (payment of employment taxes):

i.
if the payment or distribution is payable in a lump sum, the Participant’s right to receive payment or distribution of such non-exempt deferred compensation will be delayed until the earlier of the Participant’s death or the first day of the seventh month following the Participant’s separation from service; and

ii.
if the payment or distribution is payable over time, the amount of such non-exempt deferred compensation that would otherwise be payable during the six-month period immediately following the Participant’s separation from service will be accumulated and the Participant’s right to receive payment or distribution of such accumulated amount will be delayed until the earlier of the Participant’s death or the first day of the seventh month following the Participant’s separation from service, whereupon the accumulated amount will be paid or distributed to the

CCA INDUSTRIES, INC. AND SUBSIDIARIES

Participant and the normal payment or distribution schedule for any remaining payments or distributions will resume.

For purposes of this Plan, the term “Specified Employee” has the meaning given such term in Code Section 409A and the final regulations thereunder, provided, however, that, as permitted in such final regulations, the Company’s Specified Employees and its application of the six-month delay rule of Code Section 409A(a)(2)(B)(i) may be determined in accordance with rules adopted by the Board or any committee of the Board, which shall be applied consistently with respect to all nonqualified deferred compensation arrangements of the Company, including this Plan.

c.
If any one or more Awards granted under the Plan to a Participant could qualify for any separation pay exemption described in Treas. Reg. Section 1.409A-1(b)(9), but such Awards in the aggregate exceed the dollar limit permitted for the separation pay exemptions, the Company shall determine which Awards or portions thereof will be subject to such exemptions.

d.
Eligible Participants who are service providers to an Affiliate may be granted Stock Options or Stock Appreciation Rights under this Plan only if the Affiliate qualifies as an “eligible issuer of service recipient stock” within the meaning of §1.409A-1(b)(5)(iii)(E) of the final regulations under Code Section 409A.

e.
Notwithstanding any provision of the Plan or any Award Agreement to the contrary, if one or more of the payments or benefits to be received by a Participant pursuant to an Award would constitute deferred compensation subject to Section 409A of the Code, and would cause the Participant to incur any penalty tax or interest under Section 409A of the Code or any regulations or Treasury guidance promulgated thereunder, the Company may reform the Plan and Award to maintain to the maximum extent practicable the original intent of the Plan and Award without violating the requirements of Section 409A of the Code.

f.
If, pursuant to an Award, a Participant is entitled to a series of installment payments, such Participant’s right to the series of installment payments shall be treated as a right to a series of separate payments and not to a single payment. For purposes of the preceding sentence, the term “series of installment payments” has the meaning provided in Treas. Reg. Section 1.409A-2(b)(2)(iii) (or any successor thereto).

g.
The Company shall have the sole authority to make any accelerated distribution permissible under Treas. Reg. section 1.409A-3(j)(4) to Participants of deferred amounts, provided that such distribution(s) meets the requirements of Treas. Reg. section 1.409A-3(j)(4).

15.8.Share Certificates. If an Award provides for issuance of certificates to reflect the transfer of Shares, the transfer of such Shares may be affected on an uncertificated basis, to the extent not prohibited by applicable law or the rules of any stock exchange on which the Shares are listed. Shares issued in connection with Awards of Restricted Stock may, to the extent deemed appropriate by the Committee, be retained in the Company’s possession until such time as all conditions or restrictions applicable to such Shares have been satisfied or lapse.

15.9.Electronic Delivery of Documents. The Company may deliver by email or other electronic means (including posting on a web site maintained by the Company or by a third

CCA INDUSTRIES, INC. AND SUBSIDIARIES

party under contract with the Company) all documents relating to the Plan or any Award thereunder (including without limitation, Plan prospectuses) and all other documents that the Company is required to deliver to its stockholders (including without limitation, annual reports and proxy statements).

15.10.Compliance with Law. The granting of Awards and the issuance of Shares under the Plan shall be subject to all applicable laws, rules, and regulations, and to such approvals by any governmental agencies or stock exchanges on which the Shares are then listed as may be required. The Company shall have no obligation to issue or deliver evidence of title for Shares issued under the Plan prior to:

a.	Obtaining any approvals from governmental agencies that the Company determines are necessary or advisable; and

b.	Completion of any registration or other qualification of the Shares under any applicable law or ruling of any governmental body that the Company determines to be necessary or advisable.

The inability of the Company to obtain authority from any regulatory body having jurisdiction, which authority is deemed by the Company’s counsel to be necessary to the lawful issuance and sale of any Shares hereunder shall relieve the Company of any liability in respect of the failure to issue or sell such Shares as to which such requisite authority shall not have been obtained.
15.11.Rights as a Stockholder. Except as otherwise provided herein, a Participant shall have none of the rights of a stockholder with respect to Shares covered by any Award until the Participant becomes the record holder of such Shares.

15.12.No Right to Continued Service. Nothing in the Plan or an Award Agreement shall interfere with or limit in any way the right of the Company or any of its Affiliates to terminate any Participant’s employment or service at any time or for any reason not prohibited by law, nor confer upon any Participant any right to continue his or her employment or service for any specified period of time. Neither any Award nor any benefits arising under the Plan shall constitute an employment or consulting contract with the Company or any of its Affiliates and, accordingly, subject to Article 14, the Plan and the benefits hereunder may be terminated at any time in the sole and exclusive discretion of the Board of Directors or Committee, as applicable, without giving rise to any liability on the part of the Company or any of its Affiliates.

15.13.Beneficiary Designation. Each Participant under the Plan may, from time to time, name any beneficiary or beneficiaries (who may be named contingently or successively) to whom any benefit under the Plan is to be paid in case of his or her death before he or she receives any or all of such benefit, subject to the terms and conditions of the Plan and any Award Agreement applicable to the Participant. Each such designation shall revoke all prior designations by the same Participant, shall be in a form prescribed by the Committee, and will be effective only when filed by the Participant in writing with the Company during the Participant’s lifetime. In the absence of any such designation, amounts due under the Plan remaining unpaid at the Participant’s death shall be paid to the Participant’s estate.

CCA INDUSTRIES, INC. AND SUBSIDIARIES

15.14.Other Compensation Plans or Arrangements. The Committee shall have the authority to grant Awards as an alternative to or as the form of payment for grants or rights earned or due under other compensation plans or arrangements of the Company.

15.15.Gender and Number. Except where otherwise indicated by the context, any masculine term used herein also shall include the feminine, the plural shall include the singular, and the singular shall include the plural.

15.16.Severability. If any provision of the Plan or any Award is or becomes or is deemed to be invalid, illegal, or unenforceable in any jurisdiction, or as to any Person or Award, or would disqualify the Plan or any Award under any law deemed applicable by the Committee, such provision shall be construed or deemed amended to conform to applicable laws, or if it cannot be so construed or deemed amended without, in the determination of the Committee, materially altering the intent of the Plan or the Award, such provision shall be stricken as to such jurisdiction, Person, or Award, and the remainder of the Plan and any such Award shall remain in full force and effect.

15.17.Unfunded Plan. Participants shall have no right, title, or interest whatsoever in or to any investments that the Company or any of its Affiliates may make to aid it in meeting its obligations under the Plan. Nothing contained in the Plan, and no action taken pursuant to its provisions, shall create or be construed to create a trust of any kind, or a fiduciary relationship between the Company and any Participant, beneficiary, legal representative, or any other person. To the extent that any person acquires a right to receive payments from the Company or any of its Affiliates under the Plan, such right shall be no greater than the right of an unsecured general creditor of the Company or an Affiliate, as the case may be. All payments to be made hereunder shall be paid from the general funds of the Company or an Affiliate, as the case may be, and no special or separate fund shall be established and no segregation of assets shall be made to assure payment of such amounts except as expressly set forth in the Plan. The Plan is not subject to the U.S. Employee Retirement Income Security Act of 1974, as amended from time to time.

15.18.Nonexclusivity of the Plan. The adoption of the Plan shall not be construed as creating any limitations on the power of the Board of Directors or Committee to adopt such other compensation arrangements as it may deem desirable for any Participant.

15.19.No Constraint on Corporate Action. Nothing in the Plan shall be construed to (a) limit, impair, or otherwise affect the Company’s or its Affiliate’s right or power to make adjustments, reclassifications, reorganizations, or changes of its capital or business structure, or to merge or consolidate, or dissolve, liquidate, sell, or transfer all or any part of its business or assets, or (b) limit the right or power of the Company or its Affiliate to take any action which such entity deems to be necessary or appropriate.

15.20.Successors. All obligations of the Company under the Plan with respect to Awards granted hereunder shall be binding on any successor to the Company, whether the existence of such successor is the result of a direct or indirect purchase, merger, consolidation, or otherwise, of all or substantially all of the business or assets of the Company.

15.21.Governing Law. The Plan and each Award Agreement shall be governed by the laws of the State of Delaware, excluding any conflicts or choice of law rule or principle that might

CCA INDUSTRIES, INC. AND SUBSIDIARIES

otherwise refer construction or interpretation of the Plan to the substantive law of another jurisdiction.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: July 17, 2017

CCA INDUSTRIES, INC.

By:	/s/ STEPHEN A. HEIT
Stephen A. Heit Chief Financial Officer and Chief Accounting Officer, and duly authorized signatory on behalf of Registrant