Form 10-Q
period 2017-08-31
CCA INDUSTRIES INC
filed 2017-10-16
CIK 721447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2017
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
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 16, 2017 there were (i) 6,038,982 shares of the issuer’s common stock, par value $0.01, outstanding; and (ii) 967,702 shares of the issuer’s Class A common stock, par value $0.01, outstanding.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Part I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31, 2017	November 30, 2016
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$337,015	$309,280
Accounts receivable, net of allowances of $135,245 and $957,029, respectively	3,656,544	2,147,680
Inventories, net of reserve for inventory obsolescence of $112,834 and $500,156, respectively	2,176,645	2,347,483
Prepaid expenses and sundry receivables	646,059	466,060
Prepaid and refundable income taxes	66,520	44,154
Deferred income taxes	1,626,646	2,148,764
Total Current Assets	8,509,429	7,463,421

Property and equipment, net of accumulated depreciation	208,408	235,203
Intangible assets, net of accumulated amortization	433,487	433,778
Deferred financing fees, net of accumulated amortization	164,888	259,587
Deferred income taxes	8,120,971	8,415,699
Other	430,543	430,544
Total Assets	$17,867,726	$17,238,232

LIABILITIES AND CAPITAL
Current Liabilities:
Accounts payable and accrued liabilities	$5,035,358	$5,615,756
Capital lease obligation - current portion	968	3,721
Income tax payable	—	20,000
Line of credit	3,164,300	3,277,885
Total Current Liabilities	8,200,626	8,917,362

Long term accrued liabilities	220,509	264,126
Long term - other	147,852	147,853
Total Liabilities	8,568,987	9,329,341

Shareholders' Equity:
Preferred stock, $1.00 par, authorized 20,000,000 none issued	—	—
Common stock, $.01 par, authorized 15,000,000 shares, issued and outstanding 6,038,982 and 6,038,982 shares, respectively	60,390	60,390
Class A common stock, $.01 par, authorized 5,000,000 shares, issued and outstanding 967,702 and 967,702 shares, respectively	9,677	9,677
Additional paid-in capital	4,347,286	4,220,422
Retained earnings	4,881,386	3,618,402
Total Shareholders' Equity	9,298,739	7,908,891
Total Liabilities and Shareholders' Equity	$17,867,726	$17,238,232
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended August 31		Nine Months Ended August 31
	2017	2016	2017	2016
Revenues:
Sales of health and beauty aid products - net	$5,329,753	$5,036,658	$15,706,666	$15,392,107
Other income	4,615	4,535	12,762	13,281
Total Revenues	5,334,368	5,041,193	15,719,428	15,405,388
Costs and Expenses:
Cost of sales	1,989,572	2,309,056	6,043,406	6,245,909
Selling, general and administrative expenses	1,720,693	1,836,891	5,404,245	5,860,150
Advertising, cooperative and promotional expenses	738,635	241,335	1,681,999	1,219,353
Research and development	16,811	9,571	44,143	44,498
Bad debt expense (recovery)	4,812	(4,584)	(5,843)	22,715
Interest expense - related party	—	—	—	3,085
Interest expense	131,346	132,531	405,584	474,074
Total Costs and Expenses	4,601,869	4,524,800	13,573,534	13,869,784
Income before provision for income taxes	732,499	516,393	2,145,894	1,535,604
Provision for income taxes	354,816	195,026	882,910	574,289
Income from Continuing Operations	$377,683	$321,367	$1,262,984	$961,315
Discontinued Operations
(Loss) from Discontinued Operations	—	—	—	(20,600)
(Benefit from) income taxes	—	—	—	(7,704)
(Loss) from Discontinued Operations	—	—	—	(12,896)
Net Income	$377,683	$321,367	$1,262,984	$948,419

Earnings per Share:
Basic
Continuing Operations	$0.05	$0.05	$0.18	$0.14
Discontinued Operations	$—	$—	$—	$—
Income	$0.05	$0.05	$0.18	$0.14
Diluted
Continuing Operations	$0.05	$0.05	$0.18	$0.14
Discontinued Operations	$—	$—	$—	$—
Income	$0.05	$0.05	$0.18	$0.14
Weighted Average Common Shares Outstanding
Basic	7,006,684	7,006,684	7,006,684	7,006,684
Diluted	7,165,027	7,048,011	7,006,684	7,074,893
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended August 31,
	2017	2016
Cash Flows from Operating Activities:
Net Income	$1,262,984	$948,419
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	66,592	60,056
Change in allowance for bad debts	(5,843)	22,715
Loss on write off of fixed assets	—	1,575
Deferred financing fees amortization	94,699	96,406
Stock based compensation	126,863	238,685
Deferred income taxes	816,846	545,485
Change in Operating Assets & Liabilities:
(Increase) in accounts receivable	(1,503,021)	(51,430)
Decrease in inventory	170,838	293,604
(Increase) decrease in prepaid expenses and other receivables	(179,999)	271,071
(Increase) decrease in prepaid income and refundable income tax	(22,366)	18,052
(Decrease) in accounts payable and accrued liabilities	(624,013)	(2,035,000)
(Decrease) in income tax payable	(20,000)	—
Net Cash Provided by Operating Activities	183,580	409,638
Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(39,507)	(103,745)
Proceeds from sale of property, plant and equipment	—	500
Net Cash (Used in) Investing Activities	(39,507)	(103,245)
Cash Flows from Financing Activities:
Payment on line of credit - related party	—	(2,700,000)
Payments on term loan - related party	—	(1,000,000)
Proceeds from line of credit, net	—	3,868,296
Payment on line of credit	(113,585)
Payment of deferred financing fees	—	(387,559)
Payments for capital lease obligations	(2,753)	(21,426)
Net Cash (Used in) Financing Activities	(116,338)	(240,689)
Net Increase in Cash	27,735	65,704
Cash and Cash Equivalents at Beginning of Period	309,280	509,884
Cash and Cash Equivalents at End of Period	$337,015	$575,588
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$405,584	$342,945
Income taxes	$108,413	$6,146
See Notes to Consolidated Financial Statements

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three and nine month periods ending August 31, 2017 are not necessarily indicative of the results that may be expected for the entire year ended November 30, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2016. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

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
Accounts Receivable:
Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowance for cooperative advertising and reserves for returns which are anticipated to be taken as credits against the balances as of August 31, 2017. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised.

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
Depreciation and amortization are provided utilizing the straight-line method over the following estimated useful lives or lease terms of the assets, whichever is shorter:

Computer equipment	3-5 Years
Furniture and fixtures	3-10 Years
Tools, dies and masters	3 Years
Leasehold improvements	Remaining life of the lease (3 years)
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
Long-Lived Assets:
Long-lived assets are assets in which the Company has an economic benefit for longer than twelve months from the date of the financial statements. Long-lived assets include property and equipment, intangible assets, deferred financing fees, deferred income taxes and other assets. The Company evaluates impairment losses on long-lived assets used in operations when events and circumstances indicate that the asset might be impaired. If the review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to its fair value. Fair value will be determined based on discounted cash flows or appraisals. Impairments are recorded in the statement of operations as part of selling, general and administrative expenses. No impairments were recorded in the nine months ended August 31, 2017 and August 31, 2016.
Revenue Recognition: (See also Cooperative Advertising)
The Company recognizes sales in accordance with ASC Topic 605 “Revenue Recognition”. Revenue is recognized upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Included in sales incentives are coupons that the Company issues that are redeemed by its customers. Redemptions are handled by a coupon national clearing house. The Company also has estimated that there is an approximate six week lag in coupon redemptions, with the estimated cost recorded as an accrued liability. Although no legal right of return exists between the customer and the Company, returns, including return of unsold products, are accepted if it is in the best interests of the Company's relationship with the customer. The Company, therefore, records a reserve for returns based on the historical returns as a percentage of sales in the three preceding months and specific reserve based on customer circumstances and product circumstances. Those returns which are anticipated to be taken as credits against the balances as of August 31, 2017 are offset against the

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Changes in the estimated coupon reserve and sales return reserve are recorded to Sales of health and beauty aid products - net, in the Consolidated Statement of Operations.
Cooperative Advertising:
Cooperative advertising is accrued based on a combination of new contracts given to the customers in the current fiscal year, along with liabilities open from prior years. Specific new contracts in the current fiscal year are identified as sales incentives (see sales incentives) and those contracts reduce revenues for the current period. The balances for all years open are reduced throughout the year by either the customer advertising and submitting the proof according to the contract or by customer post audit adjustments that finalize any amount due. Any item open more than three years is closed unless management believes that a deduction may still be taken by the customer. The portion of cooperative advertising recorded as sales incentives was reduced by $204,527 and $613,723, respectively, in the three and nine months ended August 31, 2017 to reduce open cooperative advertising contracts for 2014 for events that have been finalized. There were reductions of $0 and $300,000, respectively, for open cooperative advertising contracts that were finalized during the three and nine months ended August 31, 2016. The balance of the remaining open cooperative advertising is allocated between accrued liabilities and the allowance for cooperative advertising based on the customer's open accounts receivable balance.
Sales Incentives:
The Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expense. These accounting adjustments do not affect net income.
Shipping Costs:

The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. Shipping costs included for the three months ended August 31, 2017 and August 31, 2016 were $93,566 and $122,914, respectively. Shipping costs included for the nine months ended August 31, 2017 and August 31, 2016 were $271,810 and $377,861, respectively.
Advertising Costs:
The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the three months ended August 31, 2017 and August 31, 2016 were $738,635 and $241,335, respectively. Advertising, cooperative and promotional expenses for the nine months ended August 31, 2017 and August 31, 2016 were $1,681,999 and $1,219,353, respectively.
Research and Development Costs:
The Company's policy for financial reporting is to charge research and development costs to expense as incurred. Research and development costs for the three months ended August 31, 2017 and August 31, 2016 were $16,811 and $9,571, respectively. Research and development costs for the nine months ended August 31, 2017 and August 31, 2016 were $44,143 and $44,498 , respectively.
Income Taxes:
Income taxes are accounted for under ASC Topic 740 “Income Taxes”, which utilizes the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the losses incurred in fiscal 2015 and prior years, the benefit of which will be carried forward into future tax years. Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized. Management has

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

estimated that it will utilize the entire deferred tax asset in future years based on anticipated future profitability.  However, anticipated future profitability may be impacted if the Company’s sales decrease from current levels or due to other factors discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016 as supplemented in this Form 10-Q. The portion that management expects to utilize within twelve months of the period ended August 31, 2017 is recorded as a current asset, and the portion that management expects to utilize in subsequent periods is recorded as a long term asset.

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of August 31, 2017 and November 30, 2016. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
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
Stock Options:
ASC Topic 718, “Stock Compensation,” requires stock grants to employees to be recognized in the consolidated statement of operations based on their fair values. The Company issued stock options in fiscal 2017 and 2016, see Note 12 for details.
Recent Accounting Pronouncements:
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
In November 2015, the FASB issued ASU 2015-17, which is an update to Topic 740, "Income Taxes". The update will require that all deferred tax assets and liabilities be classified as non-current. The update is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016. ASU 2015-17 will have a material impact on the Company's balance sheet, as the deferred tax reported as a current asset will be reported as a non-current asset once the update is effective, resulting in a decrease to the Company's current ratio. As of August 31, 2017, the Company reported $1,626,646 of deferred tax as a current asset. It will not have an impact on the Company's results of operations.
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements, other than any that were disclosed in prior Company filings with the SEC.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES
The components of inventory consist of the following:

	August 31, 2017	November 30, 2016
Raw materials	$460,728	$586,372
Finished goods	1,715,917	1,761,111
	$2,176,645	$2,347,483
At August 31, 2017 and November 30, 2016, the Company had a reserve for obsolescence of $112,834 and $500,156, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	August 31, 2017	November 30, 2016
Furniture and equipment	$571,127	$559,971
Tools, dies and masters	498,000	469,652
Capitalized lease obligations	15,287	15,286
Leasehold improvements	35,017	35,017
	$1,119,431	$1,079,926
Less: Accumulated depreciation	911,023	844,723
Property and Equipment—Net	$208,408	$235,203
Depreciation expense for the three months ended August 31, 2017 and August 31, 2016 amounted to $20,738 and $20,846, respectively. Depreciation expense for the nine months ended August 31, 2017 and August 31, 2016 amounted to $66,301 and $59,765 , respectively.

NOTE 6 - INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for ten product lines.

	August 31, 2017	November 30, 2016
Patents and trademarks	$580,007	$580,007
Less: Accumulated amortization	146,520	146,229
Intangible Assets - Net	$433,487	$433,778

Patents are amortized on a straight-line basis over their legal life of 17 years. Trademarks have an indefinite life and are reviewed annually for impairment or more frequently if impairment indicators occur. Amortization expense for the three months ended August 31, 2017 and 2016 amounted to $97 and $97, respectively. Amortization expense for the nine months ended August 31, 2017 and August 31, 2016 amounted to $291 and $291 , respectively. Estimated amortization expenses for the years ending November 30, 2017, 2018, 2019, 2020 and 2021 are $388, $388, $388, $243 and $243, respectively.

NOTE 7 - ACCRUED LIABILITIES

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following items which exceeded 5% of total current liabilities are included in accrued liabilities as of:

	August 31, 2017	November 30, 2016
Co-operative advertising	$1,447,758	$1,741,402
Restructuring Costs	$—	$925,000
Accrued bonuses	$480,518	*
Media	$720,230	*
* represents less than 5% as of total current liabilities

The following items which exceeded 5% of total long-term liabilities are included in long term accrued liabilities as of:

	August 31, 2017	November 30, 2016
Sub-lease rent differential	$220,509	$264,126

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

Pursuant to the Credit Agreement, all outstanding amounts under the Revolving Loan bear interest at the 30 day LIBOR rate plus 6% per annum (currently in the aggregate, 6.21% per annum), payable monthly in arrears. The
Company is also required to pay a monthly unused line fee and collateral management fee. The commitment under the Credit Agreement expires three years after the Closing Date. The Revolving Loan and all other amounts due and owing under the Credit Agreement and related documents are secured by a first priority perfected security interest in, and lien on, substantially all of the assets of the Company. Amounts available for borrowing under the Line of Credit equal the lesser of the Borrowing Base (as defined below), and $5,500,000, in each case, as the same is reduced by the aggregate principal amount outstanding under the Line of Credit. “Borrowing Base” under the Loan Agreement means, generally, the amount equal to (i) 85% of the Company’s eligible accounts receivable, plus (ii) 65% of the value of eligible inventory, less (iii) certain reserves. The Credit Agreement contains customary representations, warranties and covenants on the part of the Company, including a financial covenant requiring the Company to maintain a fixed charge coverage ratio of no less than 1.0 to 1.0. The Credit Agreement imposes an early termination fee and also provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement. The principal amount borrowed under the Revolving Loan was $3,164,300 as of August 31, 2017.

NOTE 9 - OTHER INCOME
Other income consists of the following:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Interest and dividend income	$—	$41	$—	$49
Royalty income	3,000	3,000	9,000	9,000
Miscellaneous	1,615	1,494	3,762	4,232
Total Other Income	$4,615	$4,535	$12,762	$13,281
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

	Three Months Ended		Nine Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Company Contributions	$8,925	$—	$16,568	$—

NOTE 11 - INCOME TAXES

CCA and its subsidiaries file a consolidated federal income tax return.
The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of August 31, 2017 and August 31, 2016. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
The charitable contributions portion of the deferred tax asset and the loss carry forward has $30,725 and $7,981,743, respectively, that has been reclassified as a long-term asset, based on an estimate of the amount that will be realizable in periods greater than twelve months from August 31, 2017.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At August 31, 2017 and November 30, 2016, respectively, the Company had temporary differences arising from the following:

	August 31, 2017
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term Asset (Liability)
Depreciation	$(368,265)	$(134,232)	$—	$(134,232)
Reserve for bad debts	9,958	3,630	3,630	—
Reserve for returns	125,287	45,667	45,667	—
Accrued returns	119,533	43,570	43,570	—
Reserve for obsolete inventory	112,834	41,128	41,128	—
Vacation accrual	49,892	18,186	18,186	—
Alternative minimum tax carry forward	—	79,875		79,875
Deferred Compensation	446,803	162,860		162,860
Bonus obligation unpaid	480,518	175,149	175,149	—
Charitable contributions	403,263	146,990	116,265	30,725
Section 263A costs	55,976	20,403	20,403	—
Loss carry forward	25,087,498	9,144,391	1,162,648	7,981,743
Net deferred tax asset		$9,747,617	$1,626,646	$8,120,971

	November 30, 2016
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term Asset (Liability)
Depreciation	$(349,763)	$(127,489)	$—	$(127,489)
Reserve for bad debts	15,801	5,759	5,759	—
Reserve for returns	941,228	343,078	343,078	—
Accrued Returns	194,873	71,031	71,031	—
Reserve for obsolete inventory	500,156	182,307	182,307	—
Vacation accrual	29,528	10,763	10,763	—
Alternative minimum tax carry forward	—	20,000		20,000
Deferred compensation	304,945	111,153		111,153
Bonus obligation unpaid	304,355	110,937	110,937	—
Restructuring costs	925,000	337,163	337,163	—
Charitable contributions	584,558	213,071	96,249	116,822
Section 263A costs	79,539	28,992	28,992	—
Loss carry forward	25,398,347	9,257,698	962,485	8,295,213
Net deferred tax asset		$10,564,463	$2,148,764	$8,415,699

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) is made up of the following components:

	Three Months Ended		Nine Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Continuing Operations
Current tax - Federal	$43,875	$—	$59,875	$—
Current tax - State & Local	312	16,365	6,189	21,100
Deferred tax	310,629	178,661	816,846	553,189
Tax - Continuing Operations	$354,816	$195,026	$882,910	$574,289
Discontinued Operations
Current tax - Federal	—	—	—	—
Current tax - State & Local	—	—	—	—
Deferred tax	—	—	—	(7,704)
Tax - Discontinued Operations	$—	$—	$—	$(7,704)

Prepaid and refundable income taxes are made up of the following components:

Prepaid and refundable income taxes	Federal	State & Local	Total
August 31, 2017	$26,707	$39,813	$66,520
November 30, 2016	$—	$44,154	$44,154

Income taxes payable are made up of the following components:

Income Taxes Payable	Federal	State & Local	Total
November 30, 2016	$20,000	$—	$20,000

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes computed at the statutory rate to the effective rate for the three months and nine months ended August 31, 2017, and August 31, 2016 is as follows:

	Three Months Ended		Three Months Ended
	August 31, 2017		August 31, 2016
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Continuing Operations
Provision for income taxes at federal statutory rate	$249,050	34.00%	$175,574	34.00%
Changes in provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	21,242	2.90%	14,975	2.90%
Non-deductible expenses and other adjustments	84,524	11.54%	4,477	0.87%
Provision for income taxes at effective rate	354,816	48.44%	195,026	37.77%
Discontinued Operations
(Benefit from) income taxes at federal statutory rate	—	—%	—	—%
Changes in benefit from income taxes resulting from:
State income taxes, net of federal income tax benefit	—	—%	—	—%
Non-deductible expenses and other adjustments	—	—%	—	—%
(Benefit from) income taxes at effective rate for Discontinued Operations	—	—%	—	—%
Total provision for income taxes at effective rate	$354,816	48.44%	$195,026	37.77%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended		Nine Months Ended
	August 31, 2017		August 31, 2016
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Continuing Operations
Provision for income taxes at federal statutory rate	$729,604	34.00%	$522,105	34.00%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	62,231	2.90%	44,533	2.90%
Non-deductible expenses and other adjustments	91,075	4.24%	7,651	0.50%
Provision for income taxes at effective rate	882,910	41.14%	574,289	37.40%

Discontinued Operations
(Benefit from) provision for income taxes at federal statutory rate	—	—%	(7,004)	34.00%
Changes in (benefit from) provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	—	—%	—	—%
Non-deductible expenses and other adjustments	—	—%	(700)	3.40%
(Benefit from) income taxes at effective rate	—	—%	(7,704)	37.40%

Total Provision for income taxes at effective rate	$882,910	41.14%	$566,585	37.40%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCK-BASED COMPENSATION

On June 15, 2005, the shareholders approved an amended and Restated Stock Option Plan amending the 2003 Stock Option Plan (the “Plan”). The Plan authorizes the issuance of up to one million shares of common stock (subject to customary adjustments set forth in the plan) pursuant to equity awards, which may take the form of incentive stock options, nonqualified stock options, restricted shares, stock appreciation rights and/or performance shares. The plan expired in April, 2015. On August 13, 2015, the shareholders approved the 2015 CCA Industries, Inc. Incentive Plan (the "2015 Plan"). The 2015 Plan authorizes the issuance of up to 700,000 shares of common stock (subject to customary adjustments set forth in the plan) pursuant to equity awards, which may take the form of incentive stock options, nonqualified stock options, stock appreciation rights and/or restricted stock. On June 7, 2017, the shareholders approved an amendment to the 2015 CCA Industries, Inc. Incentive Plan increasing the shares available that can be issued from 700,000 to 1,400,000 shares of common stock.
The Company recorded a charge against earnings in the amount of $48,392 for the three months ended August 31 , 2017 and $97,707 for the three months ended August 31, 2016 for all outstanding stock options granted. The Company recorded a charge against earnings in the amount of $126,863 and $238,685, respectively, for the nine months ended August 31, 2017 and August 31, 2016 for all stock options granted.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding at November 30, 2015	104,000	$3.41	7.6	$—
Granted	519,000	3.23
Exercised	—	—
Canceled or Forfeited	59,000	3.42
Outstanding at November 30, 2016	564,000	$3.25	9.2	$—
Granted	—	—
Exercised	—	—
Canceled or Forfeited	—	—
Outstanding at February 28, 2017	564,000	$3.25	6.1	$—
Granted	—	—
Exercised	—	—
Canceled or Forfeited	—	—
Outstanding at May 31, 2017	564,000	$3.25	5.9	$—
Granted	232,500	3.30
Exercised	—	—
Canceled or Forfeited	—	—
Outstanding at August 31, 2017	796,500	$3.26	6.8	$—

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME PER SHARE
Basic earnings per share is calculated using the average number of common shares outstanding. Diluted income per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock method”.

	Three Months Ended		Nine Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Net income available for common shareholders	$377,683	$321,367	$1,262,984	$948,419
Weighted average common shares outstanding-Basic	7,006,684	7,006,684	7,006,684	7,006,684
Net effect of dilutive stock options and warrants	158,343	41,327	—	68,209
Weighted average common shares and common shares equivalents—Diluted	7,165,027	7,048,011	7,006,684	7,074,893

Earnings per Share:
Basic
Continuing Operations	$0.05	$0.05	$0.18	$0.14
Discontinued Operations	$—	$—	$—	$—
Income	$0.05	$0.05	$0.18	$0.14

Diluted
Continuing Operations	$0.05	$0.05	$0.18	$0.14
Discontinued Operations	$—	$—	$—	$—
Income	$0.05	$0.05	$0.18	$0.14

For the three months ended August 31, 2017 and August 31, 2016, there were 421,500 and 560,000 shares, respectively, underlying previously issued stock options and warrants that were excluded from diluted loss per share because the effects of such shares were anti-dilutive. For the nine months ended August 31, 2017 and August 31, 2016, there were 2,689,244 and 2,204,744 shares, respectively, underlying previously issued stock options and warrants that were excluded from diluted loss per share because the effects of such shares were anti-dilutive.

NOTE 14 - DISCONTINUED OPERATIONS
The Company discontinued the Gel Perfect color nail polish business effective as of May 31, 2014. The Gel Perfect brand had declining sales in fiscal 2013 and fiscal 2014. The brand has been recorded as discontinued operations and are reflected as such in the Company's statement of operations.
There has been no discontinued operations in fiscal 2017. The following table summarizes those components of the statement of operations for the discontinued brand, which contains additional returns for the nine months ended August 31, 2016:

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Revenues:
Sales of health and beauty-aid products-net	$—	$—	$—	$(20,600)
Total revenues	—	—	—	(20,600)
Costs and Expenses:
Cost of sales	—	—	—	—
Selling, general and administrative expenses	—	—	—	—
Advertising, cooperative and promotions	—	—	—	—
Total expenses	—	—	—	—
( Loss) before (benefit from) income taxes	—	—	—	(20,600)
(Benefit from) income taxes	—	—	—	(7,704)
(Loss) from Discontinued Operations	$—	$—	$—	$(12,896)

NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. Capital Preservation Solutions, LLC is owned by Lance Funston, who also is the managing partner of Capital Preservations Holdings, LLC which owns common stock and all of the Company's Class A common stock. Contemporaneously with the signing of the Agreement, the Company issued a Warrant to Purchase Common Stock (the “Warrant”) to Capital whereby Capital may acquire upon exercise of the Warrant 1,892,744 shares of the Company’s Common Stock. The Warrant may be exercised in whole or in part at any time during the exercise period which is five years from the date of the Warrant. The Warrant bears a purchase price of $3.17 per share, subject to adjustments. The working capital line of credit and term loan principal balances were repaid on December 4, 2015 (see Note 8 - Debt Agreement for further information) . The Warrant remains outstanding. There was no related party interest expense or amortized financing costs incurred for the three and nine months ended August 31, 2017.
The Company signed an agreement in December 2014 with Funston Media Management Services, Inc. ("FMM"), which is owned by Lance Funston, who is the Company's Chairman of the Board and Chief Executive Officer. The agreement provided for FMM to provide consumer advertising purchasing services and brand management for the Company. The agreement ended on November 19, 2015. The Company signed a new agreement in December 2015 with FMM. The agreement provided for FMM to provide consumer advertising purchasing services and brand management for a fee equal to 10.0% of the advertising costs with no minimum fee or monthly management fee. The agreement automatically renews unless canceled by the Company or FMM. The Company incurred costs of $58,565 and $37,940, respectively for the three months ended August 31, 2017 and August 31, 2016 for fees to FMM. The Company incurred costs of $123,743 and $100,424, respectively, for the nine months ended August 31, 2017 and August 31, 2016 . As of August 31, 2017, there were unpaid fees of $253,522 due to FMM.
On March 23, 2017, CCA Industries, Inc. (the “Company”) entered into a License Agreement (the “Agreement”) with Ultimark Products, Inc. (“Ultimark”) for the exclusive right to manufacture, market and sell the Porcelana brand of skin care products. The Company’s Chairman of the Board and Chief Executive Officer, Lance Funston, is also the Chairman of the Board and Chief Executive Officer of Ultimark. Porcelana is designed to reduce dark spots and brighten the skin. Under the Agreement, the Company acquired the exclusive right and license to use the Porcelana brand, formulas, packaging designs and trademarks (collectively, the “Porcelana Brand”) in connection

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with the design, development, manufacture, advertising, marketing, promotion, offering, sale and distribution of Porcelana products worldwide. In addition, the Company shall purchase all good and saleable inventory of Porcelana products in Ultimark’s possession or control as of April 1, 2017 at Ultimark’s cost, without markup. The Agreement has a term of one year, effective April 1, 2017 and ending March 31, 2018. The Agreement may be renewed, at the Company’s option, for up to two additional one-year terms. The Agreement requires the Company to pay Ultimark a royalty of 10% on the gross sales of Porcelana products manufactured and sold under the Agreement. Royalties are payable quarterly, commencing the first fiscal quarter in which Porcelana products are sold pursuant to the Agreement. There is no minimum royalty for any period under the Agreement. In addition, the Company has the option to purchase the Porcelana Brand from Ultimark during the term of the Agreement for an amount not to exceed $3.2 million, subject to a fairness opinion. In the event of such purchase, the Agreement shall thereafter terminate and no further royalties or compensation will be due thereunder. The Company incurred costs of $48,172 and $83,419, respectively, for the three and nine month periods ending August 31, 2017 for royalties under the Agreement. As of August 31, 2017, there were unpaid royalties of 48,172 due to Ultimark.

NOTE 16 - SUBSEQUENT EVENTS
On September 28, 2017, the board of directors appointed Justin W. Mills to the board of directors to fulfill the remaining term of Linda Shein, who resigned on September 9, 2017. On October 2, 2017, the Compensation Committee of the board of directors awarded a non-qualified stock option agreement for 75,000 shares to Justin W. Mills, at $3.30 per share, the closing price as of the same date.

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
Overview

For the three months ended August 31, 2017, the company had net income from continuing operations of $377,683, and earnings per share, basic and fully diluted of $0.05 as compared to net income from continuing operations of $321,367, and earnings per share, basic and fully diluted of $0.05 for the same period in fiscal 2016. The Company had no discontinued operations in the year to date period ended August 31, 2017, and expects no further discontinued operations activity in fiscal 2017. For the nine months ended August 31, 2017 and August 31, 2016, the Company had net income from continuing operations of $1,262,984 and $961,315, respectively, and earning per share, basic and fully of $0.18 and $0.14, respectively. As of August 31, 2017, the Company had $8,509,429 in current assets and $8,200,626 in current liabilities. The Company's credit agreement does not expire until December 2018, however amounts outstanding under the line of credit are classified as a current liability.
Operating Results for the Three Months Ended August 31, 2017
For the three months ended August 31, 2017, the Company had total revenues of $5,334,368 and a net profit from continuing operations of $377,683 after a provision for tax of $354,816. The Company had no discontinued operation activity for the the quarter ended August 31, 2017 and expects none for the fourth quarter of fiscal 2017. For the same three month period in 2016, total revenues were $5,041,193 and net income from continuing operations was $321,367 after a provision for tax of $195,026. There was no discontinued operation activity in the third quarter of fiscal 2016. The basic and fully diluted earnings per share from continuing operations was $0.05 for the third quarter of fiscal 2017 as compared to earnings per share of $0.05 from continuing operations for the same period in fiscal 2016. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the third quarter of fiscal 2017 were reduced by $401,721, comprised of cooperative advertising recorded as sales incentives of $403,370, and coupons of $(1,649). This amount was offset by an equal reduction of trade promotional expenses, which were included in the Company's advertising expenses. In the same period of the prior year, net sales were reduced by $583,680, comprised of cooperative advertising recorded as sales incentives of $576,343 and coupons of $7,337. The $583,680 was offset by an equal reduction of trade promotional expenses, which were included in the Company's advertising expense. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income. In the third quarter of fiscal 2017, the Company wrote-off co-operative advertising contracts of $204,527. There were no write-offs in the same period in fiscal 2016. The Company records co-operative advertising expense as the commitments are made to its retail customers. There is a lag of up to three years before the retailers determine the final amounts due under the commitment. The adjustment made in the third quarter of fiscal 2017 was for write-offs to close out cooperative advertising contracts that had been finalized from fiscal year 2014 that the Company determined would not be utilized.
The Company’s net sales of health and beauty aid products increased $293,095 to $5,329,753 for the three months ended August 31, 2017 from $5,036,658 for the three months ended August 31, 2016, an increase of 5.8%. Sales returns and allowances, not including sales incentives, were 4.3% of gross sales or $247,268 for the three months ended August 31, 2017 as compared to 7.0% or $426,017 for the same period last year. Sales incentives consists of co-operative advertising with the Company’s retail partners and coupons. Sales incentives were $401,721, in the third quarter 2017 as compared to $583,680 for the same period in 2016, a decrease of $181,959. The cost of the coupons issued by the Company was $(1,649) for the third quarter 2017 as compared to $7,337 for the same period in 2016. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.

The Company’s net sales, by category, for the third quarter 2017 as compared to the same quarter in fiscal 2016 were:

	Three Months Ended August 31
	2017		2016
Category	Net Sales	%TTL	Net Sales	%TTL
Skin Care	$2,644,554	49.6%	$2,830,852	56.2%
Oral Care	1,628,216	30.5%	1,751,143	34.8%
Miscellaneous	283,996	5.3%	(10,865)	(0.2)%
Nail Care	(50,618)	(0.9)%	27,058	0.5%
Analgesic	3,629	0.1%	39,487	0.7%
Fragrance	819,976	15.4%	398,983	7.9%
Total Continued Operations	$5,329,753	100%	$5,036,658	100.0%
Net sales were affected by the following factors:

•
Net sales of skin care products decreased $186,298 for the three months ended August 31, 2017, as compared to the same period in 2016. The decrease in net sales was due to decreased sales of Solar Sense, the Company's sun care product. The Company is not planning on marketing Solar Sense in the first quarter of fiscal 2018 and will re-launch the brand in a future fiscal quarter.

•
Net sales of oral care products decreased $122,927 for the three months ended August 31, 2017 as compared to the same period in fiscal 2016. Net sales decreased due to the decline in the toothpaste business segment. The Company has focused the brand on its whitening products. The Company still maintains toothpaste sales for its international business.

•	The Company is working towards re-launching its Nutra-Nail nail care brand. The net sales on the chart above reflect primarily returns received.

•
Net sales of the Company’s fragrance products increased $420,993 for the three months ended August 31, 2017 , as compared to the same period in fiscal 2016. Gross sales increased due to increased orders from the Company's distributor in the middle east. The Company believes that its fragrance sales will increase in fiscal 2018 due to increased orders from the distributor supported by the Company being able to produce and ship the products faster.

	Three Months ended August 31,
	2017	2016
Sales of health and beauty aid products - Net	$5,329,753	$5,036,658
Cost of Sales	1,989,572	2,309,056
Gross Margin	$3,340,181	$2,727,602
	62.7%	54.2%
Gross profit margins increased to 62.7% for the three months ended August 31, 2017 from 54.2% for the same period in fiscal 2016. The increase was primarily due to significantly lower returns (sales returns and allowances of 4.3% of gross sales in the third quarter of fiscal 2017 as compared to 7.0% for the same period in fiscal 2016), lower co-operative advertising and the write-off of co-operative advertising contracts from fiscal 2014.
Selling, general and administrative expenses for the three months ended August 31, 2017 were $1,720,693 as compared to $1,836,891 for the same period in fiscal 2016, a decrease of $116,198. The Company does not expect any significant increase in expenses for the fourth quarter of fiscal 2017.
Advertising, cooperative and promotions expenses for the three months ended August 31, 2017 were $738,635 as compared to $241,335 for the three months ended August 31, 2016. The increased expense of $497,300 was due to increased media spending and commercial costs. The Company had planned on increasing expenditures in the third quarter of fiscal 2017 for television advertising in order to promote its products.

Research and development costs increased to $16,811 in the third quarter of fiscal 2017 as compared to $9,571 for the same period in fiscal 2016. The Company outsources most of its product development to its third party contract manufacturers.
The income from continuing operations before provision for income taxes was $732,499 for the quarter ended August 31, 2017, and the provision for income tax from continuing operations was $354,816.

The provision for income tax had an effective rate for the third quarter of fiscal 2017 of 48.4% as compared to an effective rate of 37.8% of the net income before tax for the same period in fiscal 2016. The increased rate was mainly due to an under accrual of income tax of $19,818 from the 2016 fiscal year and the expiration of carry forward charitable contributions that had been recorded as part of the deferred tax assets.

Operating Results for the Nine Months Ended August 31 2017
For the nine months ended August 31, 2017, the Company had total revenues of $15,719,428 and a net income from continuing operations of $1,262,984 after a tax provision of $882,910. The Company had no activity from discontinued operations during the nine months ended August 31, 2017 and expects no further activity for the remainder of fiscal 2017. For the same nine month period in 2016, total revenues were $15,405,388 and the net income from continuing operations was $961,315 after a provision for income tax of $574,289. The basic and fully diluted earnings per share from continuing operations was $0.18 for the first nine months ended August 31, 2017 as compared to earnings per share of $0.14 per share for the first nine months of fiscal 2016. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the nine months ended August 31, 2017 were reduced by $1,058,876 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense. In the same period of the prior year, net sales were reduced by $1,410,945 and trade promotion was offset by an equal reduction of that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income. In the first nine months of fiscal 2017, the Company wrote-off co-operative advertising contracts of $613,723, and in the same period in fiscal 2016 wrote-off $300,000. The Company records co-operative advertising expense as the commitments are made to its retail customers. There is a lag of up to three years before the retailers determine the final amounts due under the commitment. The adjustment made in the first nine months of fiscal 2017 was for write-offs to close out cooperative advertising from fiscal year 2014 that the Company determined had been finalized. The adjustment made in fiscal 2016 was to write-off open 2013 co-operative advertising contracts that were finalized.
The Company’s net sales of health and beauty aid products increased $314,559 to $15,706,666 for the nine months ended August 31, 2017 from $15,392,107 for the same period in fiscal 2016, an increase of 2.0%. Included in net sales are the cost of sales incentives which consist of co-operative advertising with the Company’s retail partners and coupons. The amount of cooperative advertising included in sales incentives decreased by $314,989 to $1,055,926 in the nine months ended August 31, 2017 as compared to $1,370,915 in the same period in 2016. The cost of the coupons issued by the Company was $2,950 for the nine months ended August 31, 2017 as compared to $40,030 for the same period in 2016. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.

The Company’s net sales by category for the nine months ended August 31, 2017 as compared to the same period in fiscal 2016 were:

	Nine Months Ended August 31,
	2017		2016
Category	Net Sales	%TTL	Net Sales	%TTL
Skin Care	$7,998,691	50.9%	$8,597,187	55.9%
Oral Care	5,840,844	37.2%	5,632,018	36.6%
Miscellaneous	622,327	4.0%	200,234	1.3%
Nail Care	74,927	0.5%	213,026	1.4%
Analgesic	2,338	—%	342,801	2.2%
Fragrance	1,167,539	7.4%	406,841	2.6%
Total Continued Operations	$15,706,666	100%	$15,392,107	100.0%

The following were factors that affected net sales for the nine months ended August 31, 2017:

•
Net sales of skin care products decreased $598,496 for the nine months ended August 31, 2017, as compared to the same period in fiscal 2016 due to lower sales of skin care products across all brands partially offset by sales of the Porcelana brand, the sales for which began April 1, 2017.

•
Net sales of oral care products increased $208,826 for the nine months ended August 31, 2017, as compared to the same period in fiscal 2016 due to sales of its sensitive teeth whitening product, offset partially by decreased sales of toothpaste. The Company has focused its efforts on its whitening products while continuing to sell toothpaste to international accounts.

•
Net sales of nail care products decreased $138,099 for the nine months ended August 31, 2017, as compared to the same period in fiscal 2016. The Company is working towards re-launching its Nutra-Nail nail care brand.

•
Net sales of the Company’s fragrance products increased $760,698 for the nine months ended August 31, 2017, as compared to the same period in fiscal 2016. Gross sales increased due to increased orders from the Company's distributor in the middle east. The Company believes that its fragrance sales will increase in fiscal 2018 due to increased orders from the distributor supported by the Company being able to produce and ship the products faster.

	Nine Months ended August 31,
	2017	2016
Sales of health and beauty aid products - Net	$15,706,666	$15,392,107
Cost of Sales	6,043,406	6,245,909
Gross Margin	$9,663,260	$9,146,198
	61.5%	59.4%

The gross margin percentage for the nine months ended August 31, 2017 increased to 61.5%, as compared to 59.4% for the same period in 2016. The increase was primarily due to lower co-operative advertising recorded as sales incentives, which were 6.1% of gross sales for the nine months ended August 31, 2017 as compared to 9.3% for the same period in fiscal 2016. In addition, the Company wrote-off $613,723 of co-operative advertising contracts in the nine months ended August 31, 2017 as compared to $300,000 for the same period in fiscal 2016.
Selling, general and administrative expenses decreased to $5,404,245 for the nine months ended August 31, 2017 as compared to $5,860,150 for the same period in 2016, or a decrease of $455,905. The following factors contributed to the decrease:

•
Consulting costs decreased approximately $262,083 in the nine months ended August 31, 2017 as compared to the same period in fiscal 2016. The decrease was due to the Company eliminating some outside consultants.

•
Personnel costs increased approximately $218,039 in the nine months ended August 31, 2017 as compared to the same period in fiscal 2016 due in part to the establishment of an employee bonus pool based on Company performance and a 401K matching benefit.

•
Warehousing costs decreased $222,458 in the nine months ended August 31, 2017 as compared to the same period in fiscal 2016 as a result of the Company disposing of excess inventory and working to increase inventory turns which reduced storage costs.

•	Freight out and order processing expenses decreased $137,760 in the nine months ended August 31, 2017 as compared to the same period in fiscal 2016 due in part to lower gross sales.
The balance of the increase or decrease in expenses comprised a number of smaller expense categories.

Advertising expense was $1,681,999 for the nine months ended August 31, 2017 as compared to $1,219,353 for the same period in fiscal 2016. The advertising expense increase of $462,646 was due to increased media spend and commercial costs as a result of the Company having a more focused advertising effort.
The income before provision for income taxes was $2,145,894 for the nine months ended August 31, 2017 from continuing operations. The provision for income tax from continuing operations was $882,910. The income before provision for income tax from continuing operations was $1,535,604 for the same period in fiscal 2016, and the provision for income tax from continuing operations was $574,289.
The Company, as previously disclosed, had discontinued the Gel Perfect nail color brand, and accordingly recorded the results of the operations of that brand as discontinued operations in the consolidated statements of operations. The components of discontinued operations for the nine months ended August 31, 2017 and 2016 were:

	Nine Months Ended August 31,
	2017	2016
Revenues:
Sales of health and beauty-aid products-net	$—	$(20,600)
Total revenues	—	(20,600)
Costs and Expenses:
Cost of sales	—	—
Selling, general and administrative expenses	—	—
Advertising, cooperative and promotions	—	—
Total expenses	—	—
Loss before (benefit from) income taxes	—	(20,600)
(Benefit from) income taxes	$—	(7,704)
Loss from Discontinued Operations	$—	$(12,896)

The effective tax rate for the nine months ended August 31, 2017 was 41.1% versus 37.4% for the same period in fiscal 2016. The increased rate was mainly due to an under accrual of income tax of $19,818 from the 2016 fiscal year and the expiration of carry forward charitable contributions that had been recorded as part of the deferred tax assets.
Financial Position as of August 31, 2017
As of August 31, 2017, the Company had working capital of $308,803 as compared to $(1,453,941) as of the year ended November 30, 2016. The ratio of total current assets to current liabilities is 1.0 to 1.0 as of August 31, 2017, as compared to 0.8 to 1.0 as of November 30, 2016. The Company's working capital has improved, with cash generated from operations used to pay accrued restructuring costs and older liabilities as well as support the increase in accounts receivable. The Company is current with vendor payments. All of the Company's accrued restructuring expenses and older liabilities will be paid by the end of the current fiscal year, which will enable the Company to direct its cash flow towards the growth of the Company's brands. The Company’s cash position at August 31, 2017 was $337,015, as compared to $309,280 as of November 30, 2016. As of August 31, 2017, there were no dividends declared but not paid.
Accounts receivable as of August 31, 2017 and November 30, 2016 were $3,656,544 and $2,147,680, respectively. The increase in accounts receivable was due to higher gross sales for the preceding months combined with a lower reserve for returns and allowances. Included in net accounts receivable are an allowance for doubtful accounts, a reserve for returns and allowances and a reduction based on an estimate of cooperative advertising that will be taken as credit against payments. The allowance for doubtful accounts was $9,958 and $15,801 for August 31, 2017 and November 30, 2016, respectively. The allowance for doubtful accounts is a combination of specific and general reserve amounts relating to accounts receivable. The general reserve is calculated based on historical percentages applied to aged accounts receivable and the specific reserve is established and revised based on individual customer circumstances.
The reserve for returns and allowances is based on the historical returns as a percentage of sales in the three preceding months and a specific reserve based on customer circumstances and product lines. This allowance decreased to $244,820 as of August 31, 2017 from $1,136,101 as of November 30, 2016. The decrease was due to lower returns experience over the past three months. In addition, the Company had a special returns reserves of $729,414 for its discontinued health and wellness nail care products as of November 30, 2016 which has now been eliminated as of August 31, 2017 due to return deductions received. Of the total reserve amounts, allowances and reserves of $119,533 as of August 31, 2017, which are anticipated to be deducted from future invoices, are included in accrued liabilities.
Gross receivables were further reduced by $361,939 as of August 31, 2017, which was reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against current accounts receivable balances. In addition, accrued liabilities include $1,447,758, which is an estimate of co-

operative advertising expense which are anticipated to be deducted from future invoices rather than current accounts receivable.
Inventories were $2,176,645 and $2,347,483, as of August 31, 2017 and November 30, 2016, respectively. The reserve for inventory obsolescence is based on a detailed analysis of inventory movement. The inventory obsolescence reserve decreased to $112,834 as of August 31, 2017 from $500,156 as of November 30, 2016. This decrease was primarily due to close out sales and the disposal of obsolete inventory during the nine months of fiscal 2017. Changes to the inventory obsolescence reserves are recorded as an increase or decrease to cost of sales.
Prepaid expenses and sundry receivables increased to $646,059 as of August 31, 2017 from $466,060 as of November 30, 2016 in the normal course of business.
Prepaid and refundable income taxes increased to $66,520 as of August 31, 2017, from $44,154 as of November 30, 2016. Prepaid taxes are mainly due to the Company being subject to federal alternative minimum tax and small payments due to various states.
The amount of deferred income tax reflected as a current asset decreased to $1,626,646 as of August 31, 2017 from $2,148,764 as of November 30, 2016. The $522,118 decrease was primarily due to changes in temporary differences reflected in short term deferred tax assets including a decrease in accrued restructuring expense, accrued returns, expiration of a portion of the charitable contributions carry forward and a decrease in the carry forward loss due to the income before tax earned during fiscal 2017. The amount of deferred income tax recorded as a non-current asset was $8,120,971 as of August 31, 2017. Deferred taxes that the Company estimates will be realized in periods beyond the next twelve months are recorded as a non-current asset. The Company will be adopting ASU 2015-17 effective with the first quarter of fiscal 2018. This accounting update will require the Company to classify all deferred income tax as a non-current asset. This change will not change the total amount of assets and will not have an impact on the Company's consolidated statements of income. However it will have a material impact on the calculation of the Company's working capital and current ratio.
The Company’s investment in property and equipment consisted mostly of leasehold improvements, office furniture and equipment, and computer hardware and software to accommodate our personnel in addition to tools and dies used in the manufacturing process. The Company acquired $39,507 of additional property and equipment during the first nine months of fiscal 2017, primarily for new computer costs.
Current liabilities are $8,200,626 and $8,917,362, as of August 31, 2017 and November 30, 2016 respectively. Current liabilities at August 31, 2017 consisted of accounts payable and accrued liabilities and short-term capital lease obligations. As of August 31, 2017, there was $1,809,697 of open cooperative advertising commitments, of which $443,155 is from 2017, $622,999 is from 2016, $539,294 is from 2015, $204,249 from 2014 and a reduction of $97,531 for co-op claims which had not been processed yet as of August 31, 2017. Of the total amount of $1,809,697, $361,939 is reflected as a reduction of gross accounts receivables, and $1,447,758 is recorded as an accrued expense. Cooperative advertising is advertising that is run by the retailers in which the Company shares in part of the cost. If it becomes apparent that this cooperative advertising was not utilized, the unclaimed cooperative advertising will be offset against the expense during the fiscal year in which it is determined that it did not run. This procedure is consistent with the prior year’s methodology with regard to the accrual of unsupported cooperative advertising commitments.
The Company’s long-term obligations is for a security deposit received from the sub-tenant of the Company's former facility in East Rutherford, New Jersey. The long term accrued liabilities, which consisted of the accrued sub-lease differential resulting from the sub-lease of the Company's former facility in East Rutherford, New Jersey, decreased to $220,509 as of August 31, 2017 as compared to $264,126 as of November 30, 2016 due to payments made.
Stockholders’ equity increased to $9,298,739 as of August 31, 2017 from $7,908,891 as of November 30, 2016. The increase was due to increases in retained earnings as a result of the net income in the first three quarters of fiscal 2017 and increases in additional paid-in capital. The Company previously issued stock options to the board of directors and employees during fiscal 2017, 2016, 2015 and 2014. The fair value of the stock option grants were estimated on the date of the grant using a Black-Scholes valuation model. As a result, $126,863 was recorded as a deferred compensation expense in the first nine months of fiscal 2017 and additional paid-in capital was increased by the same amount (See note 12, Stock Based Compensation for further information).
The Company's cash flow had $183,580 provided by operating activities during the first nine months of fiscal 2017, as compared to $409,638 that was provided by operating activities during the same period in fiscal 2016. The change in cash flow from operations for the first nine months of fiscal 2017 as compared to the same period in fiscal 2016 was impacted by the following:

•	Higher net income of $1,262,984 in the first nine months of fiscal 2017 as compared to income of $948,419 for the same period in fiscal 2016.

•
There was an increase in accounts receivable of $1,503,021 which utilized cash provided during the nine months of fiscal 2017 as compared to an increase in accounts receivable of $51,430 during the nine months of fiscal 2016 which utilized cash. The increase in accounts receivable was in the normal course of business and due to the increase in gross sales during the preceding months combined with lower returns.

•
Accounts payable and accrued liabilities decreased $624,013 during the first three quarters of fiscal 2017, utilizing cash, as compared to a decrease of $2,035,000 during the first three quarters of fiscal 2016. The decrease in accounts payable and accrued liabilities was due primarily to the payment of accrued restructuring expenses during fiscal 2017. The accrued restructuring expense consisted of employee severance payments that were recorded in prior periods as restructuring expense.

•
Pre-paid expenses and other receivables increased $179,999 during the first nine months of fiscal 2017. The increase was due to payments owed to the Company as of August 31, 2017 from Emerson that were paid in the week following the end of the quarter.

Net cash used by investing activities was $39,507 for the first nine months of fiscal 2017 was primarily for the cost of computer related equipment and software, as well as a portion of tools and dies used in the manufacturing process, as compared to $103,245 during the same period in fiscal 2016. Net cash used by financing activities during the first nine months of fiscal 2017 was $116,338 as compared to cash used of $240,689 for the same period in fiscal 2016. Included in financing activities was borrowing under the Company's Revolving Loan (See Note 8 - Debt Agreement for further information regarding the financing). The reduction in both periods was due to a reduction in the Company's borrowing under the Revolving Loan.
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
Our primary capital needs are working capital requirements for the purchase of inventory and to support increases in accounts receivable. As of August 31, 2017, the Company had cash of $337,015. The Company’s long term liabilities as of August 31, 2017 were long term accrued liabilities of $220,509 and a security deposit received from the sub-tenant of the Company's former facility of $147,852. The Company had borrowings against its line of credit of $3,164,300 as of August 31, 2017. The Company believes that it has sufficient resources to funds its operations over the next twelve months.
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
1 - Reserve for Returns—The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. The estimated reserve is based in part on historical returns as a percentage of gross sales. The current estimated return rate is 4.1% of gross sales. Management estimates that the returns received will be disposed of. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account.
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
5 - Deferred Taxes - The deferred taxes are an estimate of the future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the loss incurred in fiscal 2015 and prior years, the benefit of which will be carried forward into future tax years.   Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized.  The Company has reduced the deferred tax assets due to the net income in the first six months of fiscal 2017. Management has estimated that it will utilize the entire deferred tax asset in future years based on anticipated future profitability.  However, anticipated future profitability may be impacted if the Company’s sales decrease from current levels or due to other factors discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017 for the year ended November 30, 2016. The portion that management expects to utilize over the twelve month period beginning August 31, 2017 is recorded as a short term asset, and the portion that management expects to utilize in periods subsequent to the next twelve months is recorded as a long term asset.

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
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of August 31, 2017 the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control overall financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS
NONE

Item 6.	EXHIBITS
In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations

CCA INDUSTRIES, INC. AND SUBSIDIARIES

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

10.2
2015 CCA Industries, Inc. Incentive Plan, as Amended is incorporated by reference to the Company's 10-Q filed with the SEC on July 17, 2017.  (see Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on July 17, 2017 )

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
Date: October 16, 2017

CCA INDUSTRIES, INC.

By:	/s/ STEPHEN A. HEIT
Stephen A. Heit Chief Financial Officer and Chief Accounting Officer, and duly authorized signatory on behalf of Registrant