Form 10-K
period 2017-11-30
CCA INDUSTRIES INC
filed 2018-02-28
CIK 721447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended November 30, 2017
Commission File Number 001-31643

CCA INDUSTRIES, INC.
(Exact Name of Registrant as specified in Charter)

DELAWARE	04-2795439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1099 Wall Street West, Suite 275, Lyndhurst, NJ 07071
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of The Securities Act.     Yes  ☐    No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the Registrant was required to submit and post such files. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” or "emerging growth company" as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No  ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant (i.e., by persons other than officers and directors of the Registrant and holders of 10% or more of the Registrant’s voting stock), at the closing sales price of $3.30 on May 31, 2017, was as follows:

Class of Voting Stock		Market Value
4,760,960	shares; Common Stock, $.01 par value	$15,711,168
On February 15, 2018 there were 6,488,982 shares of Common Stock and 967,702 shares of Class A Common Stock of the Registrant outstanding. Our Class A Common Stock is held by one holder and is not actively traded.

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

•	the ability to achieve our operating plan for net sales, working capital and cash flows for fiscal 2018 and 2019;

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

Item 1. BUSINESS

(a) General
CCA INDUSTRIES, INC. (hereinafter, “CCA” or the “Company”) was incorporated in Delaware in 1983. CCA does business under the trade name Core Care America.
The Company operates in one industry segment, in what may be generally described as fast moving consumer goods, selling numerous products in multiple health-and-beauty aids, over the counter drug and remedies and cosmeceutical categories. All of the Company’s products are manufactured by contract manufacturers, pursuant to the Company’s specifications and formulations.
The Company owns registered trademarks, or exclusive licenses to use registered trademarks, that identify its products by brand-name. Under most of the brand names, the Company markets several different but categorically-related products. The principal brand and trademark names include “Plus+White” (oral health-care products),“Sudden Change” (skin-care products), “Nutra Nail” (nail treatments), “Bikini Zone” (pre and after-shave products), "Porcelana" (skin-care products), “Hair Off” (depilatories), “Solar Sense” (sun-care products), “Sunset Cafe” (perfumes), “Lobe Miracle” (ear-care product) and “Scar Zone” (scar diminishing cream).
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
The Company’s net sales in fiscal 2017 were $19,813,262. Gross profits were $12,365,486. International sales accounted for approximately 12.4% of net sales. The Company had net income of $1,831,181 for fiscal 2017. Total shareholders' equity at November 30, 2017 was $9,907,193.
Including the principal members of management (see Item 10. Directors, Executive Officers and Corporate Governance), the Company, at November 30, 2017, had a total of 12 employees in the areas of sales, administrative, marketing, accounting, and operations.
(b) Manufacturing and Shipping
The Company creates and/or oversees formulations and arranges with independent contractors for the manufacture of its products pursuant to Company specifications. During fiscal 2017, the Company had research and development costs of $58,920 as compared to $46,382 in fiscal 2016. Manufacturing and component-supply arrangements are maintained with various manufacturers and suppliers. The Company has moved most of its manufacturing to be "turn-key", with the contract manufacturer supplying the Company with a finished good. A small amount of manufacturing requires the Company to purchase components and packaging material that are then supplied to the contract manufacturer. All order processing, invoicing, deduction management and accounts receivable collections were outsourced to The Emerson Group who contracted for product deliveries with Ozburn-Hessey Logistics, one of the largest integrated global supply chain management companies in the United States (“OHL”), from OHL's managed facility in Indianapolis, Indiana. Effective January 15, 2018, the Company terminated its contract with The Emerson Group and outsourced order processing, invoicing, deduction management and accounts receivable collections to Advantage Sales and Marketing. In conjunction with that, the Company also signed a contract with Casestack, Inc. ("Casestack"), a supply chain management company, who will warehouse the Company's inventory and ship orders to the Company's customers. The Casestack warehouse is located in Scranton, Pennsylvania.
(c) Marketing
The Company markets its products to major drug, food and mass-merchandise retail chains, warehouse clubs and leading wholesalers, through independent sales representatives throughout the United States, and through distributors internationally.
The Company sells its products to approximately 250 accounts, most of which have numerous outlets. Approximately 40,000 stores carry at least one Company product (SKU). During the fiscal year ended November 30, 2017, the Company’s largest customers were Wal-Mart (approximately 36.3% of net sales), Walgreens (approximately 13.4%) and Target (approximately 6.9%). The loss of any of these principal customers, or substantial reduction of sales revenues realized from their business, could materially and negatively affect the Company’s earnings.
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
Porcelana: Designed to help treat skin discoloration, including dark spots, sun spots and hyperpigmentation, the brand is marketed to women aged 25-54 years.
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
Funston Media Management, which is owned by Lance Funston, the Company's Chairman of the Board and Chief Executive Officer, is responsible for the placement of its media advertising (see Item 13 - Certain Relationships and Related Transactions for further information on Funston Media Management).

(d) “Wholly-Owned” Products
The majority of the Company’s sales revenues are from sales of the Company’s “wholly-owned” product lines (i.e., products sold under trademark names owned by the Company, and not subject to any other party’s interest or license), which include principally “Plus+White”, “Sudden Change”, “Bikini Zone”, “Sunset Cafe”, and “Scar Zone”.
(e) All Products
During the fiscal year ended November 30, 2017, the Company’s net sales by category percentage were: Skin Care 52.6%; Oral Care 37.8%; Nail Care 0.5%; Fragrance 5.9%; and Miscellaneous 3.2%.

(f) License-Agreements Products
i. Inspired Beauty Brands, Inc. (formerly Alleghany Pharmacal Corporation)
In 1986, the Company entered into a license agreement with Alleghany Pharmacal Corporation now known as Inspired Beauty Brands, Inc. (the "Inspired Beauty License"). The license agreement, which is for the exclusive rights to Nutra Nail, Hair Off, Properm and IPR-3 was amended in 2011. The Company no longer markets products under the Properm and IPR-3 brand names. The Inspired Beauty License agreement, as amended, requires the Company to pay a royalty rate of 2.5% on net sales of said licensed products, and a minimum royalty of $250,000 per annum. The license agreement was further amended to eliminate the minimum royalty payment effective July 1, 2016 and continuing until June 30, 2017. Concurrent during the period that eliminates the minimum royalty, the royalty rate was changed to 10.0% of gross sales. The Company anticipates entering into an amended license agreement that will permanently eliminate the minimum royalty and increase the royalty rate to 10.0% of gross sales. The Company incurred royalties of $64,889 for Alleghany Pharmacal for the fiscal year ended November 30, 2017.
ii. Solar Sense, Inc.
CCA commenced the marketing of its sun-care products line following a May 1998 License Agreement with Solar Sense, Inc. (the “Solar Sense License”), pursuant to which it acquired the exclusive right to use the trademark names “Solar Sense” and “Kids Sense” and to market products associated with those trademarks. The Solar Sense License requires the Company to pay a royalty of 5% on net sales of said licensed products until $2 million total royalties are paid, at which time the royalty rate will be reduced to 1% for a period of twenty-five years. The Company incurred royalties of $8,622 for Solar Sense, Inc. for the fiscal year ended November 30, 2017. Since the contract inception through November 30, 2017, the Company has incurred a total of $929,551 in royalties to Solar Sense, Inc.
iii. Ultimark Products, Inc.
On March 23, 2017, the Company entered into a license agreement (the “Agreement”) with Ultimark Products, Inc. (“Ultimark”) for the exclusive right to manufacture, market and sell the Porcelana brand of skin care products. The Company’s Chairman of the Board and Chief Executive Officer, Lance Funston, is also the Chairman of the Board and Chief Executive Officer of Ultimark. Porcelana is designed to reduce dark spots and brighten the skin. Under the Agreement, the Company acquired the exclusive right and license to use the Porcelana brand, formulas, packaging designs and trademarks (collectively, the “Porcelana Brand”) in connection with the design, development, manufacture, advertising, marketing, promotion, offering, sale and distribution of Porcelana products worldwide. In addition, the Company purchased all good and saleable inventory of Porcelana products in Ultimark’s possession or control as of April 1, 2017 at Ultimark’s cost, without markup. The Agreement has a term of one year, effective April 1, 2017 and ending March 31, 2018. The Agreement may be renewed, at the Company’s option, for up to two additional one-year terms. The Company intends on renewing the Agreement. The Agreement requires the Company to pay Ultimark a royalty of 10% on the gross sales of Porcelana products manufactured and sold under the Agreement. Royalties are payable quarterly, commencing the first fiscal quarter in which Porcelana products are sold pursuant to the Agreement. There is no minimum royalty for any period under the Agreement. In addition, the Company has the option to purchase the Porcelana Brand from Ultimark during the term of the Agreement for an amount not to exceed $3.2 million, subject to a fairness opinion. In the event of such purchase, the Agreement shall thereafter terminate and no further royalties or compensation will be due thereunder. The Company incurred costs of $137,241 for the year ended November 30, 2017 for royalties under the Agreement.

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
(i) Sources and Availability of Raw Materials and Principal Suppliers
The Company does not manufacture any of its products and instead uses contract manufacturers to produce its products. In a few cases the Company provides raw materials and packaging materials to the contract manufacturer, but in most cases the contract manufacturer sells the Company a turn-key (complete) product. The Company's contract manufacturers produce product based on written purchase orders submitted which specify a quantity of product to be produced. The Company regularly evaluates potential relationships with alternate suppliers. If a particular contract manufacturer was unable to continue producing product for the Company, the Company believes that it could change to an alternate supplier, and depending upon the timing and particular circumstances, this change would not have a material adverse impact on the Company’s business or operations.
The Company does not have a written contract with any of the suppliers of its raw materials other than agreements specifying manufacturing quality standards. The suppliers of components and packaging materials fulfill orders based on a written purchase order specifying the quantity to be supplied. The Company purchases components and packaging from a variety of suppliers and is not dependent on any one supplier. The Company believes that the components and packaging used in its products are commonly available and that there is no material risk as to its ability to obtain future supplies of such materials.

(j) Government Regulation
All of the products that the Company markets are subject or potentially subject to particular regulation by government agencies, such as the U.S. Food and Drug Administration (“FDA”), the Federal Trade Commission, and various state and/or local regulatory bodies. In the event that any future regulations were to require new approval for any in-the-market products, or should require approval for any planned product, the Company would attempt to obtain the necessary approval and/or license, assuming reasonable and sufficient market expectations for the subject product. However, there can be no assurance, that Company efforts in respect of any future regulatory requirements would result in approvals and issuance of licenses. Moreover, if such license-requirement circumstances should arise, delays inherent in any application-and-approval process, as well as any refusal to provide approval, could have a material adverse effect upon the Company's financial condition and existing operations (i.e. concerning in-the-market products) or planned operations.
(k) Cost and Effects of Compliance with Environmental Laws

The costs and effects of compliance with environmental laws are not material to the Company.
Item 1A. RISK FACTORS
Concentration of Risk.
The Company relies on mass merchandisers and major food and drug chains for the sales of its products. The loss of any one of those accounts or substantial reduction of sales revenues realized from their business could have a material negative impact upon our financial condition and results of operations. All of the Company’s products have independent and substantial competition and must be able to effectively compete in order to maintain the Company's position on the retail merchandisers’ shelves. (See Business, Item 1 (c) Marketing.)
We are Dependent on Independent Contract Manufacturers.
The Company does not manufacture any of its products. All of the products are manufactured for the Company by independent contract manufacturers. There can be no assurance that these independent contract manufacturers will manufacture our products in time, in accordance with our specifications or at the level of quality expected. There can be no assurance that the failure of a supplier to deliver the products ordered by the Company, when requested, will not cause burdensome delays in the Company’s shipments to its customers. The Company does constantly seek alternative suppliers in order to reduce costs and to have alternatives should a major supplier fail to deliver as contracted. A failure of the Company to ship as ordered by its customers could cause penalties and/or cancellations of our customers’ orders. In addition, an unanticipated need to transition to a new supplier could result in delays that could impact timely distribution of our products. Any of the foregoing events, depending upon the timing and particular circumstances, could have a material adverse impact on our relationships with our customers and our results of operations, financial condition and business.

There is No Assurance That The Business Will Be Able to Maintain or Increase Net Sales.
In fiscal 2017, net sales were $19,813,262 with net income of $1,831,181. There is no assurance that the Company’s existing products or any new products introduced into the marketplace will be successful.
We may experience periods of declines in sales, especially during periods of economic downturn, and any material reduction in our sales could have a material adverse impact on our results of operations, financial condition and business.

We depend on our existing credit facility, which is based on eligible accounts receivable and inventory.
On February 5, 2018, the Company entered into the Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association ("PNC"). The Credit Agreement provides for a term loan in an amount of $1,500,000 (the “Term Loan”) and a revolving line of credit up to a maximum of $4,500,000 (the “Revolving Loan” and together with the Term Loan, the “Loans”). The Loans and all other amounts due and owing under the Credit Agreement and related documents are secured by a first priority perfected security interest in, and lien on, substantially all of the assets of the Company. Amounts available for borrowing under the Revolving Loan equal the lesser of the Borrowing Base (as defined below), and $4,500,000, in each case, as the same is reduced by the aggregate principal amount outstanding under the Revolving Loan. “Borrowing Base” under the Credit Agreement means, generally, the amount equal to (i) 85% of the Company’s eligible accounts receivable, plus (ii) 65% of the value of eligible inventory, less (iii) certain reserves. If the Company does not have sufficient eligible accounts receivable and inventory, the ability to borrow under the Credit Agreement may be reduced. The Credit Agreement contains customary representations, warranties and covenants on the part of the Company, including a financial covenant requiring the Company to maintain a fixed charge coverage ratio of no less than 1.10 to 1.0. The Credit Agreement also provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement. Upon the occurrence of an event of default, PNC may elect to declare the entire unpaid principal balance of the Loans to be immediately due and payable, together with interest and all costs incurred by PNC under the Credit Agreement. See Financial Statements, Note 19 - Subsequent Events for further information relating to the Credit Agreement.

The Company is Dependent on Outsourced Core Function Vendors
The Company has outsourcing agreements with the Advantage Sales and Marketing, which includes sales, customer service and accounts receivable collection functions, and Casestack for warehousing and shipping functions. While there are other vendors that provide these services, which could be sought as alternative vendors, any disruption in our sales, shipments, collections or any other core outsourced function, could have a material adverse effect on the Company's financial condition, results of operations and business.
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
Our Class A Shareholder Retains Control of Board of Directors.
Our Class A Shareholder, Capital Preservation Holdings, LLC has the right to elect four members to the Board of Directors. Capital Preservation Holdings, LLC is controlled by Lance Funston, the Company's Chairman of the Board and Chief Executive Officer, and as a result, Mr. Funston is able to exert significant influence over our business. The holders of our Common Stock have the right to elect three members to the Board of Directors.

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
The Company Relies On A Few Large Customers For A Significant Portion Of Its Sales.
In fiscal 2017 and 2016, respectively, Wal-Mart Stores Inc. represented 36.3% and 38.7%of the Company’s net sales. The Company’s three largest customers accounted for 56.6% of the Company’s net sales in fiscal 2017. The Company has no agreements with any of its customers to stock its products. The Company’s business would suffer materially if it lost Wal-Mart Stores, Inc. or Walgreens, Inc. as a customer. Any significant reduction in sales to any of the Company’s three top customers could likely have a material adverse effect on the Company’s financial condition and results of operations.
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
The Company May Experience Interruptions to Its Business Operations Due to Events Beyond Its Control.
A catastrophic event beyond the Company’s control, such as a natural disaster, health pandemic, cyber-attack, adverse weather event or act of terrorism, that results in the destruction or disruption of any of the Company’s critical business systems or operations could harm its ability to conduct normal business operations and its operating results.
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
We Sell to International Accounts.
In fiscal 2017, international sales accounted for approximately 12.4% of our total net sales. Our international sales expose the Company to additional risks associated with political or regulatory conditions, the dependence on other economies and foreign currency fluctuations which may diminish demand for U.S. goods and subject us to adverse translation impact. A terrorist attack, the threat of a terrorist attack or foreign military operations or other catastrophic event beyond the Company's control could prevent us from shipping to our international accounts. A loss of or material reduction in our international sales would have a material adverse effect on our business.

Some Raw Materials or Components Used in our Products are Sourced from International Suppliers.
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
The Company has entered into an Employment Agreement with Stephen A. Heit, the Company's Chief Financial Officer ("the Executive"). The Employment Agreement may, in the event of termination of employment under certain circumstances or a change of control of the Company, result in a lump sum payment equal to three times the Executive’s base annual salary and prior year bonus plus other benefits. In addition, the Company has entered into a severance agreements with Douglas Haas, the Company's President and an employment agreement with one other employee, who is not a named officer, which provide that in the event of termination of employment under certain circumstances or a change of control of the Company, Mr. Haas or the other employee who is not a named officer, as applicable, will be entitled to a lump sum payment equal to one times his base annual salary and prior year bonus plus other benefits.For further information, see Part III, Section 11, Executive Compensation. If the Company was required to make a substantial payment under any of these agreements, there would be a significant impact to the Company's cash reserves and earnings. For further information, see Part III, Section 11, Executive Compensation.

The Company May Not be Able to Fully Realize its Deferred Tax Assets.
The amounts recognized in the deferred tax asset are management's best estimate of the amount more likely than not to be realized and the actual results could differ from those estimates. In determining the amount more likely than not to be realized, management considered available information and determined the negative objective evidence, primarily recent losses offset by positive objective evidence, including forecasts for future profitability. Future profitability in this competitive industry depends on the successful execution of management's initiatives designed to obtain sales levels and improve operating results. The inability to successfully execute these initiatives could reduce estimates of future profitability, which could affect the Company's ability to realize the deferred tax assets. In addition, changes to future tax rates can also affect the value of the deferred tax assets. The enactment by the United States Government of public law 115-97, an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (formerly known as the Tax Cut and Jobs Act of 2017) provides for a lower corporate tax rate beginning in fiscal year 2018. This will result in a revaluation of the Company's deferred tax assets in the first quarter of fiscal 2018 and is likely to result in a substantial reduction of value.

Our Business and Operations Would be Adversely Impacted in the Event of a Failure of Our Information Technology Infrastructure and/or Cyber Security Attacks.

Cyber security failure might be caused by computer hacking, malware, computer viruses, worms and other destructive or disruptive software, "cyber-attacks" and other malicious activity. Such events could have an adverse impact on our business, including the theft, destruction, loss, misappropriation or release of confidential information or intellectual property. Operational or business delays may result from the disruption of network or information systems and the subsequent remediation activities. In addition, the networks and information systems of our third-party service providers may be vulnerable to the events described above. The Company outsources its order processing , invoicing and accounts receivable collection to Advantage Sales and Marketing, and is dependent on their maintaining adequate security of their computer systems, hardware and software. The Company also outsources management of the computer hardware, software and network used by its employees to a third party information technology firm. We may be required to expend significant resources to protect against these events or to alleviate problems, including reputational harm, caused by these events or the failure or inadequacy of our security systems, which could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. UNRESOLVED STAFF COMMENTS
None

Item 2. PROPERTIES

In December 2017, the Company moved from its office space at 65 Challenger Road, Suite 340, Ridgefield Park, New Jersey to new office space at 1099 Wall Street West, Suite 275, Lyndhurst, New Jersey. The Company did not need as much office space due to the prior reductions in staff. The facility at Lyndhurst is located in an office building and consists of 1,751 square feet of office and allocated common space with an annual rental cost of $34,144 plus one increase after eighteen months. In addition, the lease provides for the Company to pay an electric charge of $1.75 per square foot per year. The lease is for three years commencing December 15, 2017 and expiring on December 31, 2020. The Company's New Jersey offices house its operations, purchasing and accounting staff.
In June 2017, the Company rented office space at 193 Conshohocken State Road, Penn Valley, Pennsylvania. The Company paid a monthly rental of $1,000 per month during fiscal 2017 commencing June 2017. The rent is increased to $2,500 per month for fiscal 2018. The building is owned by Lance Funston, the Company's Chief Executive Officer and Chairman of the Board. The Company's Pennsylvania facility houses its marketing and sales staff, as well as the office of the Chief Executive Officer. There is no written lease for the facility.
In April 2015, the Company had moved from its facility at 200 Murray Hill Parkway, East Rutherford, New Jersey to the facility at 65 Challenger Road, Suite 340, Ridgefield Park, New Jersey. The facility at Ridgefield Park is located in an office building and consisted of 7,414 square feet of office and allocated common space with an annual rental cost of $154,458 plus annual increases. Included in the annual rental cost is an electric charge of $1.75 per square foot per year. The lease, with a term of five years and four months, commenced April 10, 2015, and contains a provision for four months of rent at no charge. In January 2018, the Company sub-let the Ridgefield Park facility. The sublet is for an annual rent of $126,038 per year with a term beginning January 1, 2018 and expiring on July 31, 2020. In addition, the sub-tenant is responsible for all electrical charges.
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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Common Stock is traded on the New York Stock Exchange AMERICAN under the symbol “CAW”.
The Company’s Class A Common Stock is listed, but not traded, on the New York Stock Exchange AMERICAN.
The range of high and low sales prices of the Company's Common Stock during each quarter of its 2017 and 2016 fiscal years were as follows:

Quarter Ended	2017	2016
February 28	$3.23—$2.35	$3.50—$3.00
May 31	$3.32—$3.05	$3.55—$3.26
August 31	$3.70—$3.10	$3.55—$3.08
November 30	$3.70—$2.90	$3.18—$2.25
The high and low sales prices for the Company’s Common Stock, on February 27, 2018 were $3.07—$3.07 per share.
As of February 27, 2018, there were approximately 86 individual shareholders of record of the Company’s Common Stock. Based on reports of security position listings and the number of proxies requested by brokers in conjunction with the prior year’s annual meeting of stockholders, we believe there are a substantial number of beneficial holders in various street and depository trust accounts, which represent approximately 600 additional shareholders.
As of February 17, 2018, there was one individual shareholder of record of the Company’s Class A Common Stock.
The dividend policy is at the discretion of the Board of Directors of the Company and will depend on numerous factors, including earnings, financial requirements and general business conditions. Additionally, the debt instruments to which we are a party impose restrictions that can restrict us from making dividends or distributions. We did not pay any dividends in fiscal years 2017 and 2016, and we currently intend to retain all available funds and any future consolidated earnings to fund our operations and the development and growth of our business.
Unregistered Sales. During fiscal 2017, we issued the following equity grants to certain employees and directors without registration in reliance on an applicable exemption from registration under Section 4(a)(2) and Regulation D of the Securities Act:
On June 20, 2017, the Company granted incentive stock options for an aggregate of 232,500 shares to ten employees at $3.30 per share, which was the closing price of the Company's stock on that day. The options vest in equal 20% increments beginning one year after the date of grant, and for each of the four subsequent anniversaries of such date. The options expire on June 19, 2027. The Company had estimated the fair value of the options granted to be $369,419 as of the grant date. Accordingly, the Company recorded a charge against earnings in the amount of $30,785 for the fiscal year ended November 30, 2017.
On October 2, 2017, the Company granted non-qualifed stock options for 75,000 shares to Justin W. Mills, III, a director of the Company, at $3.30 per share, which was the closing price of the Company's stock on that day. The options vest twelve months after the date of grant. The options expire on October 1, 2022. The Company had estimated the fair value of the options granted to be $83,813 as of the grant date. Accordingly, the Company recorded a charge against earnings in the amount of $13,969 for the fiscal year ended November 30, 2017.
Equity Compensation Plan Information. The information set forth in Item 12 of Part II of this Annual Report under the heading "Equiity Compensation Plan Information" is incorporated by reference herein.

Item 6. SELECTED FINANCIAL DATA

	Years Ended November 30,
	2017	2016	2015	-1	2014	-2	2013
Statement of Operations:
Sales, Net	$19,813,262	$19,610,234	$24,753,950		$30,120,299		$28,763,369
Income (Loss) from Continuing Operations	1,831,181	1,192,684	(3,256,632)		(2,803,428)		(3,511,282)
(Loss) Income from Discontinued Operations	—	(11,474)	12,421		(5,996,041)		(2,681,966)
Net Income (Loss)	1,831,181	1,181,210	(3,244,211)		(8,799,469)		(6,193,248)
Earnings (Loss) Per Share:
Basic
Continuing Operations	$0.26	$0.17	$(0.46)		$(0.40)		$(0.50)
Discontinued Operations	—	$—	$—		$(0.86)		(0.38)
Diluted
Continuing Operations	$0.26	$0.17	$(0.46)		$(0.40)		$(0.50)
Discontinued Operations	$—	$—	$—		$(0.86)		$(0.38)
Weighted Average Number of Shares Outstanding—Basic	7,006,684	7,006,684	7,006,684		7,006,684		7,037,694
Weighted Average Number of Shares Outstanding—Diluted	7,006,684	7,021,764	7,006,684		7,006,684		7,037,694

	At November 30,
Balance Sheet Data:	2017	2016	2015	2014	-1	2013
Working Capital (Deficiency)	$1,730,834	$(1,453,941)	$(2,474,868)	$900,826		$12,911,553
Total Assets	15,930,459	17,238,232	19,150,559	21,732,592		26,345,749
Total Liabilities	6,023,266	9,329,341	12,761,418	12,166,638		9,283,383
Total Shareholders’ Equity	9,907,193	7,908,891	6,389,141	9,565,954		17,062,366
Cash Dividends Declared per Common Share	$—	$—	$—	$—		$0.14

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
Overview
For the year ended November 30, 2017, the Company had net income from continuing operations of $1,831,181 and earnings per share, basic and fully diluted of $0.26 , as compared to net income from continuing operations of $1,192,684 and earnings per share, basic and fully diluted of $0.17 for the year ended November 30, 2016. For the year ended November 30, 2017 the Company had no activities from discontinued operations. In the same period of fiscal 2016 the net loss from discontinued operations was $11,474, with losses per share, basic and fully diluted, of

$0.00. The total of continuing and discontinued operations for the year ended November 30, 2017 was net income of $1,831,181 compared to a net income of $1,181,210 for the year ended November 30, 2016.
The Company focused its efforts in fiscal 2017 on improving its cash flow and paying off its remaining obligations as a result of the Company's restructuring efforts in fiscal 2016 and 2015. Accounts payable and accrued liabilities recorded as a current liability decreased to $3,617,543 as of November 30, 2017 from $5,615,756 as of November 30, 2016, a decrease of $1,998,213. In addition, the outstanding balance on the Company's line of credit decreased to $2,016,355 as of November 30, 2017 from $3,277,885 as of November 30, 2016, a decrease of $1,261,530 .
The Company had net cash provided by operations of $1,151,048 for the year ended November 30, 2017 as compared to net cash provided in operations of $744,280 for the year ended November 30, 2016. The Company had current assets of $7,364,732 and current liabilities of $5,633,898 at November 30, 2017. Retained earnings increased to $5,449,583 at November 30, 2017 from $3,618,402 at November 30, 2016. The Company entered into a credit agreement with PNC Bank, National Association on February 5, 2018 (see Financial Statements Note 19 - Subsequent Events for further information).
Advantage Sales and Marketing
The Company moved its master broker sales representation to Advantage Sales and Marketing ("Advantage") from the Emerson Group, effective January 15, 2018. The Company believes that this change will allow the Company to regain distribution that was lost over the past four years and enable better implementation of its co-operative advertising programs with the retailers. Advantage currently represents approximately $20 billion in retail sales of consumer products for a number of clients, and is active in the mass market, chain drug, grocery and club channels. Advantage will charge the Company between 3% and 4% of net sales for sales representation. In addition, Advantage will be managing the Company's order to cash cycle, including accepting incoming retailer orders, EDI services, coordinating with the warehouse for order picking and shipping, invoicing the order, deduction management and accounts receivable collections. Advantage will charge the Company 1% of cash collections for managing the order to cash cycle. The Company expects lower gross sales in the first quarter of fiscal 2018, as compared to the first quarter of fiscal 2017, due to the transition to Advantage and the interruption of the order flow. However, management believes that there will be long term gains that justify the move. The Company also moved its warehousing operations from Geodis Contract Logistics (formerly OHL) to Casestack effective January 15, 2018. The Geodis warehouse was located in Plainfield, Indiana. The Casestack warehouse is located outside of Scranton, Pennsylvania. The Company expects a small increase in freight out costs to be offset by lower freight in costs.
Comparison of Operating Results for Fiscal Years 2017 and 2016
For the year ended November 30, 2017, the Company had total revenues of $19,830,098 and net income from continuing operations of $1,831,181 after a provision for income taxes of $1,173,554. For the year ended November 30, 2016, the Company had total revenues of $19,628,744, and net income from continuing operations of $1,192,684, after a provision for income taxes of $948,533. The basic and fully diluted earnings per share from continuing operations for fiscal 2017 was $0.26 as compared to basic and fully diluted earnings per share from continuing operations of $0.17 for fiscal 2016.
The Company’s net sales increased to $19,813,262 for the fiscal year ended November 30, 2017 from $19,610,234 for the fiscal year ended November 30, 2016.
Sales returns and allowances were 5.3% of gross sales for fiscal 2017 as compared to 9.0% for fiscal 2016. Returns were higher in fiscal 2016 due to the Company eliminating unprofitable items in its product line, resulting in retailer returns. Coupon expense, charged against sales allowances, was $6,277 in fiscal 2017 as compared to $45,369 in fiscal 2016. The Company, on an ongoing basis, has returns of products that have been phased out and replaced by new items as part of its marketing plans.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company reclassified certain advertising and promotional expenditures as a reduction of sales rather than report them as an expense, which had no effect on net income. This reclassification is in accordance with ASC Topic 605-10-S99, “Revenue Recognition” as more fully described in Note 2 (“Sales Incentives”) of the consolidated financial statements for fiscal 2017. The reclassification reflects a reduction in net sales for the fiscal years ended November

30, 2017 and 2016 by $220,535 and $1,149,644 respectively. Included in the reclassification were a write off of older co-operative advertising commitments as a result of completion of customer post audit reviews. Open cooperative advertising that was accrued for in previous years was decreased by $817,972 for the fiscal year ended November 30, 2017. For the fiscal year ended November 30, 2016, the reserve for open cooperative advertising was decreased $589,167. The net effect of the decrease was an increase in net sales.
The Company’s net sales, by category for fiscal 2017 as compared to fiscal 2016 were:

	Years Ended November 30,
	2017		2016
Category	Net Sales		Net Sales
Skin Care	$10,438,810	52.6%	$10,602,832	54.0%
Oral Care	7,481,398	37.8%	7,595,244	35.3%
Nail Care	100,829	0.5%	(24,342)	*
Fragrance	1,167,288	5.9%	927,256	4.7%
Miscellaneous	624,937	3.2%	140,319	0.7%
Analgesic	—	—%	368,925	1.9%
Hair Care	—	—%	—	—%
	$19,813,262	100.0%	$19,610,234	100.0%
Net sales were affected by the following factors:

•
Net sales of skin care products decreased $164,022 for the twelve months ended November 30, 2017, as compared to the same period in 2016. The decrease in net sales was primarily due to lower gross sales of the Company's skin care products as a result of lost distribution. The Company expects to begin regaining lost distribution in fiscal 2018 with the move of sales representation to Advantage.

•
Net sales of oral care products decreased $113,846 for the twelve months ended November 30, 2017 as compared to the same period in fiscal 2016. Gross sales were lower primarily due to decreased volume on toothpaste. The Company expects to expand distribution of its teeth whitening products with the move of sales presentation to Advantage beginning in fiscal 2018.

•
Net sales of nail care products increased $125,171 for the twelve months ended November 30, 2017 as compared to the same period in fiscal 2016. The net sales were primarily from close out sales of older inventory. The Company is planning on re-launching the Nutra Nail product line in fiscal 2018.

•
Net sales of fragrance products increased $240,032 for the twelve months ended November 30, 2017 as compared to the same period in fiscal 2016. The net sales increased due to increased orders from the Company's distributor in Saudi Arabia. Fragrance sales were only to the Saudi Arabia distributor. The Company expects further increases in fiscal 2018.

Gross profit margins increased to 62.4% in fiscal 2017 from 58.4% in fiscal 2016. The increase was primarily due to lower sales returns and allowances as a percentage of sales. The total cost of sales as a percentage of gross sales decreased slightly to 34.3% in fiscal 2017 as compared to 35.8% in fiscal 2016. The Company is continually working with its contract manufacturers to reduce the cost of goods, and also in some cases seeks out new contract manufacturers in an effort to lower costs.
Selling, general and administrative expenses decreased to $7,052,219 for the year ended November 30, 2017 from $7,434,389 for the 2016 fiscal year. The decrease of $382,170 was as a result of lower outside consulting costs and increases or decreases comprised from a number of smaller expense categories.

Advertising, cooperative and promotions expenses for fiscal 2017 were $1,769,748 as compared to $1,219,413 for fiscal 2016. The increased expense of $550,335 was comprised primarily of increased media advertising of the Company's brands. The Company’s advertising expense changes from year to year based on the timing of the Company’s promotions and the Company's planned advertising campaigns.
Research and development expenses increased to $58,920 for the 2017 fiscal year from $46,382 for the 2016 fiscal year. The Company outsources its regulatory work, as well as utilizing third party contract manufacturers for product development.
The Company had interest expense of $505,872 for the year ended November 30, 2017 as compared to $588,656 for the year ended November 30, 2016. Most of the interest expense was from the Company's borrowing under its Revolving Loan with SCM Specialty Finance Opportunities Fund, L.P., an affiliate of CNH Finance, L.P. The Company expects its interest costs to continue to decrease due to entering into a new credit agreement with PNC Bank (see section 1A. Risk Factors for further information on the new credit agreement), and cash flow generated in fiscal 2018. The interest expense - related party of $3,085 for the year ended November 30, 2016 consisted of interest expense due to Capital Preservation Solutions LLC for the Company's line of credit and term loan. The working capital and term loan under the agreement with Capital Preservation Solutions was paid in full on December 4, 2015, and the agreement expired on December 5, 2015.
Income before provision for income taxes for continuing operations was $3,004,735 for the year ended November 30, 2017, as compared to $2,141,217 for the year ended November 30, 2016.
The effective tax provision for fiscal 2017 was 39.1% of income before tax as compared to 44.3% of income before tax for fiscal 2016. The higher rate in fiscal 2016 was primarily due to a decrease in the valuation of the deferred tax assets in that year which resulted in an increase of $140,483 in the tax provision. The decreased valuation was due to changing the assumption of the realization of future tax benefits at a combined federal and state income tax rate of 36.45% from 36.90%, which was the rate assumed for the fiscal years prior to 2016. The Company expects a material revaluation of its deferred tax assets in the first quarter of fiscal 2018 as a result of the enactment by the United States Government of public law 115-97, an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (formerly known as the Tax Cut and Jobs Act of 2017). Federal corporate tax rates for periods beginning after January 1, 2018 have been reduced to 21%. The Company's federal rate was previously 34%. The Company values its deferred tax assets and liabilities using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The Company, prior to the enactment of public law 115-97, had valued its deferred tax assets and liabilities at a combined federal and state tax rate of 36.45%. Due to the corporate tax rate change, the Company has now estimated that its deferred tax assets and liabilities should be valued based on an estimated future tax rate of 26.85%, effective in the first quarter of fiscal 2018. The change in rate will cause the Company to record an additional tax expense as part of the provision for income tax in the first quarter of fiscal 2018 which likely will result in the Company reporting a net loss after provision for income tax for the quarter.
The Company discontinued the Gel Perfect nail polish brand and sold the Mega-T dietary supplement brand during fiscal 2014. The result of operations of both brands are recorded on the consolidated statement of operations as discontinued operations. The net loss from operations of discontinued brands was $0 in fiscal 2017 as compared to a net loss of $11,474 in fiscal 2016. The loss in fiscal 2016 was due to returns received. The Company does not believe that there will be any further return expense for discontinued operations.

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

Financial Position as of November 30, 2017
As of November 30, 2017, the Company had working capital of $1,730,834 as compared to a working deficiency of $1,453,941 at November 30, 2016. The ratio of total current assets to current liabilities is 1.3 to 1 as of November 30, 2017, as compared to 0.8 to 1 for the prior year. Working capital increased due to the cash flow generated from the Company's operations. Most of the cash flow was directed towards reducing the Company's accounts payable and accrued liabilities. The Company’s cash position at November 30, 2017 was $140,243, versus cash of $309,280 as at November 30, 2016. The Company had no investments at at November 30, 2017. As of November 30, 2017, there were no dividends declared.
Accounts receivable as of November 30, 2017 and 2016 were $2,585,517 and $2,147,680 respectively. Included in net accounts receivable are an allowance for doubtful accounts, a reserve for returns and allowances and a reduction based on an estimate of co-operative advertising that will be taken as credit against payments. The allowance for doubtful accounts was $6,629 and $15,801 for November 30, 2017 and 2016, respectively. The reserve for returns and allowances is a combination of specific and general reserve amounts relating to accounts receivable. The general reserve is calculated based on historical percentages applied to aged accounts receivable and the specific reserve is established and revised based on individual customer circumstances.
The reserve for returns and allowances is based on the historical returns as a percentage of sales in the three preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances. This allowance decreased to $356,159 as of November 30, 2017 from $1,136,101 as of November 30, 2016. Of this amount, allowances and reserves in the amount of $109,646, which are anticipated to be deducted from future invoices, are included in accrued liabilities. The reserve for returns and allowances as of November 30, 2016 include specific reserves of $729,414 for Nutra Nail product returns that were deducted in fiscal 2017.
Gross receivables were further reduced by $287,219 as of November 30, 2017, which was reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against payments. In addition, accrued liabilities include $1,122,904, which is an estimate of co-operative advertising expense relating to fiscal 2017 sales which are anticipated to be deducted from future invoices rather than current accounts receivable.
Inventories were $1,878,831 and $2,347,483, as of November 30, 2017 and 2016, respectively. The decrease in inventory is due to management's efforts to increase inventory turnover, as well as lower sales and the elimination of unprofitable product items. The reserve for inventory obsolescence is based on a detailed analysis of inventory movement. The inventory obsolescence reserve decreased to $158,269 as of November 30, 2017 from $500,156 as of November 30, 2016. Changes to the inventory obsolescence reserves are recorded as an increase or decrease to the cost of sales.
Prepaid expenses and sundry receivables increased to $642,000 as of November 30, 2017 from $466,060 as of November 30, 2016. The increase was in the ordinary course of business.

Prepaid and refundable income taxes decreased to $38,153 as of November 30, 2017, from $44,154 as of November 30, 2016. Prepaid income taxes consist of tax payments or refunds due from federal and various state jurisdictions that the Company files in.
The amount of deferred income tax reflected as a current asset decreased to $2,079,988 as of November 30, 2017 from $2,148,764 as of November 30, 2016. The $68,776 decrease was due primarily to decreases in the Company's reserves partially offset by an increase in the amount of loss carry forward classified as a short-term asset. ASU 2015-17 is effective with the first quarter of fiscal 2018 and will require that all deferred tax assets be classified as long-term. See Recent Accounting Pronouncements below for further information.
The Company’s investment in property and equipment consisted mostly of office furniture and equipment, and computer hardware and software to accommodate our personnel in addition to tools and dies used in the manufacturing process. The Company acquired $54,833 of additional property and equipment during fiscal 2017, primarily for upgrade of workstations for the Company's employees and software.
The Company had intangible assets of $432,320 as of November 30, 2017 as compared to $433,778 as of November 30, 2016. During the fiscal year ended November 30, 2017, the Company write-off $1,070 as part of its annual impairment evaluation of patents and trademarks that were no longer in use with no plans for future use.
The Company had deferred financing fees of $133,322 as of November 30, 2017. On December 4, 2015, the Company entered into the Credit and Security Agreement (the “Credit Agreement”) with SCM Specialty Finance Opportunities Funds, L.P., an affiliate of CNH Finance, L.P. The Credit Agreement provided for a line of credit up to a maximum of $5,500,000 (the “Revolving Loan”). The proceeds of the Revolving Loans were used to pay off the Company's existing debt with Capital Preservation Solutions, LLC and for general working capital purposes. The deferred financing fees were for fees and legal costs incurred in connection with entering into the Credit Agreement. See Financial Statements Note 7 - Debt Agreement for further information regarding the Credit Agreement.
The Company had non-current deferred tax assets of $7,422,331 as of November 30, 2017 as compared to $8,415,699 as of November 30, 2016. The decrease was due to a reallocation of a portion of the deferred tax asset from a non-current asset to a current asset as well as the net income in fiscal 2017 which reduced the loss carry forward.
Current liabilities were $5,633,898 and $8,917,362, as of November 30, 2017 and 2016, respectively. Current liabilities at November 30, 2017 consisted of accounts payable, accrued liabilities, short-term capital lease obligations and income tax payable. Accounts payable and accrued liabilities decreased as the Company's financial position improved and vendor payments were brought to current and accrued restructuring costs were paid. As of November 30, 2017, there was $1,410,123 of open cooperative advertising commitments, of which $349,517 is from 2017, $621,513 is from 2016 and $539,294 is from 2015. In addition, there were reductions in open commitments of $106,694 which had not yet been applied to a specific year. Of the total amount of $1,410,123, $287,219 is reflected as a reduction of gross accounts receivables, and $1,122,904 is recorded as an accrued expense. Cooperative advertising is advertising that is run by the retailers in which the Company shares in part of the cost. If it becomes apparent that this cooperative advertising was not utilized, the unclaimed cooperative advertising will be offset against the expense during the fiscal year in which it is determined that it did not run. This procedure is consistent with the prior year’s methodology with regard to the accrual of unsupported cooperative advertising commitments.
Long-Term Obligations and Credit Agreement
The Company’s long-term obligations as of November 30, 2017 were for a portion of its net sub-lease liability and a security deposit for the sub-lease of its former facility in East Rutherford, New Jersey. The Company incurred facility exit costs as a result of exiting and subsequently sub-letting the Company's prior facility at 200 Murray Hill Parkway, East Rutherford, New Jersey. The exit costs included a charge of $407,094 as an estimate for the difference between the rent that the Company pays its East Rutherford landlord per the master lease and the rent received from the sub-tenant over the term of the sub-lease. This charge was recorded as an accrued expense. The portion of the net sub-lease liability due greater than twelve months was reclassified as a long term liability.

Shareholder's Equity and Cash Flow
Shareholders’ equity increased to $9,907,193 as of November 30, 2017 from $7,908,891 as of November 30, 2016. The increase was due to increases in retained earnings of $1,831,181 as a result of the net income earned in fiscal 2016 and an increase in additional paid-in capital of $167,121 due to the issuances of stock options.
The Company's cash provided by operating activities was $1,151,048 during fiscal 2017, as compared to cash provided of $744,280 during fiscal 2016. The provision of cash in fiscal 2017 was mainly due to the net income from continuing operations of $1,831,181, which included non-cash transactions that in the aggregate were $1,496,923 offset by an aggregated decrease in operating asset and liability accounts of $2,177,056. Net cash used in investing activities was $54,833 in fiscal 2017, primarily due to the acquisition of new computer equipment and software for the Company. Cash flow used in financing activities was $1,265,252 during the year ended November 30, 2017, as a result of decreased borrowing under the Company's line of credit. The Company’s cash balance decreased by $169,037 during fiscal 2017.
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

The Company's primary capital needs in fiscal 2018 are working capital requirements to finance increases in accounts receivable as the Company anticipates sales increasing, the media advertising program for fiscal 2018 and to support the transition to Advantage Sales and Marketing.

On December 4, 2015, the Company entered into the Credit and Security Agreement (the “SCM Credit Agreement”) with SCM Specialty Finance Opportunities Funds, L.P., an affiliate of CNH Finance, L.P. (" The SCM"). The Credit Agreement provided for a line of credit up to a maximum of $5,500,000. As of November 30, 2017, $2,016,355 was outstanding under the SCM Credit Agreement. On February 5, 2018, the Company entered into the Revolving Credit, Term Loan and Security Agreement (the “PNC Credit Agreement”) with PNC Bank, National Association. The PNC Credit Agreement provides for a term loan in an amount of $1,500,000 (the “Term Loan”) and a revolving line of credit up to a maximum of $4,500,000 (the “Revolving Loan” and together with the Term Loan, the “Loans”). The proceeds from the Loans were used to pay off the SCM Credit Agreement and for general working capital purposes. See Financial Statements Note 19 - Subsequent Events for further information.

The Term Loan with PNC Bank is payable in consecutive monthly installments of $31,250 commencing March 1, 2018 and bears interest, at the election of the Company, at either the PNC base rate plus 1% or 30, 60 or 90 day LIBOR rate plus 3.50%. All outstanding amounts under the Revolving Loan bear interest, at the election of the Company, at either the PNC base rate plus 0.25% or 30, 60 or 90 day LIBOR rate plus 2.75%, payable monthly in arrears. The Company is also required to pay a quarterly unused line fee and collateral management fee. The commitment under the PNC Credit Agreement expires three years after the Closing Date. The Loans and all other amounts due and owing under the Credit Agreement and related documents are secured by a first priority perfected security interest in, and lien on, substantially all of the assets of the Company. Amounts available for borrowing under the Revolving Loan equal the lesser of the Borrowing Base (as defined below), and $4,500,000, in each case, as the same is reduced by the aggregate principal amount outstanding under the Revolving Loan. “Borrowing Base” under the Credit Agreement means, generally, the amount equal to (i) 85% of the Company’s eligible accounts receivable, plus (ii) 65% of the value of eligible inventory, less (iii) certain reserves. The PNC Credit Agreement contains customary representations, warranties and covenants on the part of the Company, including a financial covenant requiring the Company to maintain a fixed charge coverage ratio of no less than 1.10 to 1.0. The PNC Credit Agreement also provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement, as a result of which amounts due under the PNC Credit Agreement may be accelerated. On the Closing Date, the Company borrowed the entire $1,500,000 Term Loan and drew $386,130 on the Revolving Loan. These amounts were used, in part, to pay off the total amount due under the Company's SCM Credit Agreement.

The Company believes that it will have sufficient capital resources to meet its working capital requirements for the next twelve months. This expectation depends upon PNC Bank providing the Company with funds under the line of credit as required and the Company’s ability to borrow additional funds under the line of credit subject to the borrowing base and our future operating performance including the absence of any unforeseen cash requirements.

Based on management's assumptions concerning capital resources and liquidity, which include achieving our internal forecast and operating plan for improved net sales, operating results and operating cash flows and anticipated credit from vendors, it is anticipated that the Company will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and expected cash needs for the next twelve months. This expectation depends upon future operating performance, the achievement of the Company's operating plan and internal forecast, absence of unforeseen cash requirements, continuation of credit facility availability, PNC Bank providing the Company with funds under the line of credit as required and the Company's ability to borrow additional funds under the line of credit subject to the borrowing base, continued support of vendors at existing levels and the absence of any significant deterioration in economic conditions.
The Company's operating plan for fiscal 2018 forecasts an increase in net sales as compared to fiscal 2017 as a result of increased distribution of the Company's products and better implementation of the Company's co-operative advertising program with the retailers. The Company's ability to achieve its operating plan is based on a number of assumptions which involves significant judgment, risk, and estimates of future performance which cannot be assured.
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
1 - Reserve for Returns—The allowances and reserves which are anticipated to be deducted from gross accounts receivables are recorded as a reserve for returns, which reduces the net accounts receivable. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. The estimated reserve is based in part on historical returns as a percentage of gross sales. The current estimated return rate is 5.07% of gross sales. Management estimates that any returns of product received from customers are not placed back into inventory, and subsequently destroyed. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account. The Company may increase the reserve for returns in excess of the current estimated return rate for specific return circumstances.
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
3 - Inventory Obsolescence Reserve – Management reviews the inventory records on a monthly basis. Management deems to be obsolete finished good items that are no longer being sold, and have no possibility of sale within the ensuing twelve months. Components and raw materials are deemed to be obsolete if management has no planned usage of those items within the ensuing twelve months. In addition, management conducts periodic testing of inventory to make sure that the value reflects the lower of cost of net realizable value. If the value is below market, a provision is made within the inventory obsolescence reserve. This reserve is adjusted monthly, with changes recorded as part of cost of sales in the results of operations.
4 - The deferred taxes are an estimate of the future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the loss incurred in fiscal 2015 and prior years, the benefit of which will be carried forward into future tax years.   Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized.  Management has estimated that it will utilize the entire deferred tax asset in future years based on its belief that the Company will continue to be profitable.  However profits can be impacted in the future if the Company’s sales decrease.  The portion that management expects to utilize in fiscal 2018 is recorded as a short term asset, and the portion that management expects to utilize in fiscal years subsequent to fiscal 2018 are recorded as a long term asset.
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
Inventory, Seasonality, Inflation and General Economic Factors
The Company attempts to keep its inventory for its product at levels that will enable shipment against orders to be fulfilled on a timely basis. However, certain components must be inventoried well in advance of actual orders because of time-to-acquire circumstances. For the most part, purchases are based upon anticipated quarterly requirements, which are projected based upon sales indications, and general business factors. All of the Company’s contract manufactured products and components are purchased from non-affiliated entities. The Company outsources shipping and warehousing through a Casestack managed facility located outside of Scranton, Pennsylvania.
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
Contractual Obligations
The following table sets forth the contractual obligations as of November 30, 2017. Such obligations include the Company's debt, current lease for the Company’s premises, written employment contracts and License Agreements, less sub-lease rental income.

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 years
Leases on Premises (1)	$914,766	$1,828,984	$1,089,200	$0
Employment Contracts (2)	775,000	1,600,000	1,600,000	800,000
Other Operating Leases	2,280	4,560	2,470	—
Capital Lease Obligations	358	—	—	—
Open Purchase Orders (3)	1,809,722	—	—	—
Total Contractual Obligations	$3,502,126	$3,433,544	$2,691,670	$800,000
Sub-lease rental income (4)	$790,912	$1,613,557	$1,053,520	$0
Net Contractual Obligations	$2,711,214	$1,819,987	$1,638,150	$800,000

(1)
The leases consist of a lease for the Company's office located in Lyndhurst, New Jersey, a lease for a former facility in Ridgefield Park, New Jersey and a lease for the Company's former facility located in East Rutherford, New Jersey. The Lyndhurst, New Jersey lease is for three years commencing December 15, 2017, with an annual rent cost of $34,145 for the first eighteen months of the lease and $35,020 for the second eighteen months of the lease. In addition the Company pays an electric charge of $1.75 per square foot per annum. The Ridgefield Park lease is a net lease requiring a yearly rental of $154,458, with annual increases over the term of the lease. Included in the annual rental cost is a charge of $1.75 per square foot per year for electric costs. The lease is for five years and four months, commencing April 10, 2015, and contains a provision for four months of rent at no charge. The East Rutherford lease is a net lease requiring a yearly rental of $503,676 plus Common Area Maintenance “CAM”, which is estimated at $205,938 per year and includes real estate taxes, common area expense, utility expense, repair and maintenance expense and insurance expense. See Part I, Item 2 for further information. The rental provided above is the base rental and estimated CAM. The lease has an annual CPI adjustment, not to cumulatively exceed 30% in any consecutive five year period. The Company signed a new lease for the premises beginning June 1, 2012 and expiring May 31, 2022, with a renewal option at fair market value for an additional five years. CAM has been estimated at $205,938 per year for future years beginning in fiscal 2017.

(2)
On March 21, 2011, the compensation committee of the Board of Directors, acting on behalf of the Company, entered into an Employment Agreement (the “Employment Agreement”) with Stephen A. Heit (“Executive”). Pursuant to the Employment Agreement Mr. Heit was engaged to continue to serve as the Company’s Executive Vice President and Chief Financial Officer. The initial term of employment under the Employment Agreement ran from March 21, 2011 through December 31, 2013, with successive one-year renewal terms thereafter unless the Company or the Executive chooses not to renew the Employment Agreement. The Employment Agreement was automatically renewed for 2018. Under the Employment Agreement, the base salary of Mr. Heit was established as $250,000 per annum, subject to annual increases at the discretion of the Company’s Board of Directors. Mr. Heit's base salary was increased to $300,000, effective January 15, 2018. The Executive is eligible to receive an annual performance-based bonus under his Employment Agreement, and is entitled to participate in Company equity compensation plans. In addition, the Executives receives an automobile allowance, health insurance and certain other benefits. In the event of termination of the Employment Agreement as a result of the disability or death of the Executive, the Executive (or his estate or beneficiaries) shall be entitled to receive all base salary and other benefits earned and accrued until such termination as well as a single-sum payment equal to the Executive’s base salary and a single-sum payment equal to the value of the highest bonus earned by the Executive in the one-year period preceding the date of termination pro-rated for the number of days served in that fiscal year. If the Company terminates the Executive for Cause (as defined in the Employment Agreement), or the Executive terminates his employment in a manner not considered to be for Good Reason, the Executive shall be entitled to receive all base salary and other benefits earned and accrued prior to the date of termination. If the Company terminates the Executive in a manner that is not for Cause or due to the Executive’s death or disability, the Executive terminates his employment for Good Reason, or the Company does not renew the Employment Agreement after December 31, 2013, the Executive shall be entitled to receive a single-sum payment equal to his unpaid base salary and other benefits earned and accrued prior to the date of termination and a single-sum payment of an amount equal to three times the average of the base salary amounts paid to Executive over the three calendar years prior to the date of termination. In addition, the Executive is entitled to certain benefits in connection with a Change of Control (as defined in his Employment Agreement). Under the Employment Agreement, the Executive agreed to non-competition restrictions for a period of six months following the end of the term of his Employment Agreement, during which period the Executive will be paid an amount equal to his base salary for a period of six months, and an amount equal to the pro rata share of any bonus attributable to the portion of the year completed prior to the date of termination. The Executive also agreed to confidentiality and non-solicitation restrictions under the Employment Agreement. The foregoing summary of the Employment Agreement is qualified in their entirety by the full text of the Employment Agreement, copies of which may be found in Form 8-K that was filed by Company on March 21, 2011 with the United States Securities and Exchange Commission. In April 2016, Douglas Haas was appointed President and Chief Operating Officer of the Company. He had been the Company's Executive Vice President - Operations. Mr. Haas' base salary was $275,000 per annum and was increased to $300,000 per annum effective January 15, 2008. On February 22, 2016, the Company and Mr. Haas (the "Employee") entered into a Severance Agreement. In the event of termination of the Employee's employment as a result of the disability or death of the Employee, the Employee (or his estate or beneficiaries) shall be entitled to receive all base salary and other benefits earned and accrued until such termination as well as a single-sum payment equal to the Employees’s base salary and a single-sum payment equal to the value of the highest bonus earned by the Employee in the one-year period preceding the date of termination pro-rated for the number of days served in that fiscal year. If the Company terminates the Employee for Cause (as defined in the Severance Agreement), or the Employee terminates his employment in a manner not considered to be for Good Reason (as defined in the Severance Agreement), the Employee shall be entitled to receive all base salary and other benefits earned and accrued prior to the date of termination. If the Company terminates the Employee in a manner that is not for Cause or due to the Employee’s death or disability or the Employee terminates his employment for Good Reason, the Employee shall be entitled to receive a single-sum payment equal to his unpaid base salary and other benefits earned and accrued prior to the date of termination and a single-sum payment of an amount equal to three times the average of the base salary amounts paid to Employee over the three calendar years prior to the date of termination. In addition, the Employee is entitled to certain benefits in connection with a Change of Control (as defined in the Severance Agreement). Under the Severance Agreement, the Employee has agreed to non-competition restrictions for a period of six months following the end of his employment, during which period the Employee will be paid an amount equal to his base salary for a period of six months, and an amount equal to the pro rata share of any bonus attributable to the portion of the year completed prior to the date of termination. The Employee has also agreed to confidentiality and non-solicitation restrictions under the Severance Agreement. The Company also entered into an Employment Agreement with another Company executive, who is not a “named executive officer” within the meaning of the Securities Exchange Act of 1934, as amended and related regulations. This additional Employment Agreement contains substantially similar terms as the agreement for Douglas Haas discussed above and provides for a base salary which is currently $200,000 per annum. The more than 5 years column only reflects one year of employment contract payments for Stephen Heit, Douglas Haas and the other employee who is not a named executive officer; the payments can continue in perpetuity so long as the Company does not terminate the Employment Agreement.

(3)
Open purchase orders reflect purchase orders issued as of November 30, 2017. The Company has been increasing the purchase orders issued to give a longer term commitment to its contract manufacturers in order to ensure a more stable supply of product delivered on a timely basis.

(4)
Sub-lease rental income is for the sub-lease of the Company's former facilities at 65 Challenger Road, Suite 340, Ridgefield Park, New Jersey and 200 Murray Hill Parkway, East Rutherford, New Jersey. See Item 2 - Properties for further information regarding the sub-lease.

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
In November 2015, the FASB issued ASU 2015-17, which is an update to Topic 740, "Income Taxes". The update will require that all deferred tax assets and liabilities be classified as non-current. The update is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016. ASU 2015-17 will have a material impact on the Company's balance sheet, as the deferred tax reported as a current asset will be reported as a non-current asset once the update is effective, resulting in a decrease to the Company's current ratio. As of November 30, 2017, the Company reported $2,079,988 of deferred tax as a current asset. The Company will be reporting all deferred tax assets as a non-current asset beginning with the first quarter of fiscal 2018. It is not expected to have a material impact on the Company's results of operations.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This new standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The underlying principle of this new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Entities may adopt this new standard either retrospectively for all periods presented in the financial statements (i.e., the full retrospective method) or as a cumulative-effect adjustment as of the date of adoption (i.e., the modified retrospective method), without applying to comparative years’ financial statements. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which changed the effective date for implementation to annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. The Company does not plan to adopt ASU 2014-09 until its 2019 fiscal year which begins on December 1, 2018. The Company is currently in the process of evaluating the impact that ASU No. 2014-09 will have on the Company’s results of operations, financial condition and financial statement disclosures and will provide further updates in future periods.
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company did not have any investments or marketable securities as of November 30, 2017.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are listed under Item 15 in this Form 10-K. The following financial data is a summary of the quarterly results of operations (unaudited) during and for the years ended November 30, 2017 and 2016:

		Three Months Ended
Fiscal 2017	Feb. 28	May 31	Aug. 31	Nov 30
Net Sales	$4,265,078	$6,111,836	$5,329,753	$4,106,595
Total Revenue	4,269,151	6,115,910	5,334,368	4,110,669
Cost of Sales	1,707,854	2,345,980	1,989,572	1,404,370
Gross Profit	2,557,224	3,765,856	3,340,181	2,702,225
Income from Continued Operations	$186,752	$698,550	$377,683	$568,196
(Loss) Income from Discontinued Operations	—	—	—	—
Net Income	$186,752	$698,550	$377,683	$568,196
Earnings Per Share:
Basic
Continuing Operations	$0.03	$0.10	$0.05	$0.08
Discontinued Operations	$—	$—	$—	$—
Total earnings per share	$0.03	$0.10	$0.05	$0.08
Diluted
Continuing Operations	$0.03	$0.10	$0.05	$0.08
Discontinued Operations	$—	$—	$—	$—
Total earnings per share	$0.03	$0.10	$0.05	$0.08

		Three Months Ended
Fiscal 2016	Feb. 28	May 31	Aug. 31	Nov. 30
Net Sales	$4,680,272	$5,675,177	$5,036,658	$4,218,127
Total Revenue	4,684,444	5,679,751	5,041,193	4,223,356
Cost of Sales	1,814,794	2,122,059	2,309,056	1,912,190
Gross Profit	2,865,478	3,553,118	2,727,602	2,305,937
Income from Continued Operations	$208,940	$430,989	$321,367	$231,388
(Loss) Income from Discontinued Operations	(5,571)	(7,312)	—	1,409
Net Income	$203,369	$423,677	$321,367	$232,797
Earnings Per Share:
Basic
Continuing Operations	$0.03	$0.06	$0.05	$0.03
Discontinued Operations	$—	$—	$—	$—
Total earnings per share	$0.03	$0.06	$0.05	$0.03
Diluted
Continuing Operations	$0.03	$0.06	$0.05	$0.03
Discontinued Operations	$—	$—	$—	$—
Total earnings per share	$0.03	$0.06	$0.05	$0.03

The Company discontinued the Gel Perfect nail polish brand in fiscal 2014 which is reported as discontinued operations in the statement of operations for the each of the quarters in fiscal 2016.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
During the Company’s fiscal years ended November 30, 2017, 2016, and 2015 there were (i) no disagreements between the Registrant and the Company's independent registered public accounting firm, BDO USA LLP, on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which, if not resolved to the satisfaction of BDO USA LLP would have caused BDO USA LLP to make reference thereto in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. CONTROLS AND PROCEDURES
Under Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s fiscal 2017 annual report is required to be accompanied by a “Section 404 Formal Report” by management on the effectiveness of internal controls over financial reporting. The Company’s officers evaluate and confirm the effectiveness of the Company’s internal controls over financial reporting, that the Company’s data processing software systems and other procedures are effective and that the information created by the Company’s systems adequately confirm the validity of the information upon which the Company relies.
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
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of November 30, 2017, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control Over Financial Reporting
Under Section 404 of the Sarbanes-Oxley Act of 2002, our management, including our Chief Executive Officer and Chief Financial Officer, are required to assess the effectiveness of the Company’s internal control over financial reporting as of November 30, 2017 and report, based on that assessment, whether the Company’s internal control over financial reporting was effective.
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
The Company’s management has assessed the effectiveness of its internal control over financial reporting as of November 30, 2017 using the criteria as set forth in Internal Control – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). The Company’s assessment included documenting, evaluating and testing of the design and operating effectiveness of its internal control over financial reporting. Management of the Company has reviewed the results with the Audit Committee of the Board of Directors.
Based on the Company’s assessment, management has concluded that, as of November 30, 2017, the Company’s internal control over financial reporting was effective.
/s/ LANCE FUNSTON
Lance Funston, Chief Executive Officer
/s/ STEPHEN A. HEIT
Stephen A. Heit, Chief Financial Officer

Changes in Internal Control over Financial Reporting
No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Executive Officers and Directors of the Company are as follows:

NAME	POSITION	YEAR OF FIRST COMPANY SERVICE

Lance T. Funston	Chairman of the Board of Directors and Chief Executive Officer	2015
Douglas Haas	President and Chief Operating Officer	2015
Stephen A. Heit	Chief Financial Officer, Treasurer and Director	2005
Sardar Biglari	Director	2011
Philip Cooley	Director	2011
S. David Fineman	Director	2015
Christopher Hogg	Director	2015
Justin W. Mills, III	Director (appointed September 28, 2017)	2017
Lance T. Funston, 75 years old is the Company's Chairman of the Board and Chief Executive Officer. Mr. Funston also serves as Chairman and CEO of Ultimark Products, LLC which he founded in 2000. The consumer products company manufactures and distributes Porcelana®. In 1993 he founded TelAmerica Media, a media aggregator. In 2008, 85% of TelAmerica Media was sold to Cross MediaWorks, Inc., the balance was sold to the Lee Group in 2013. Mr. Funston attended the University of Houston and received his Bachelor of Science degree in 1967. In 1967, Mr. Funston was appointed Assistant to the Director of the Federal Deposit Insurance Corporation by President Lyndon Johnson, and subsequently as special assistant to a governor of the Federal Reserve Board. Mr. Funston attended Harvard Business School, receiving his MBA in 1970. During his tenure at Harvard, he founded Portfolio Management Systems Incorporated, which developed investment management systems for major financial institutions including: John Hancock, Fidelity Mutual, American General, Sun Life, and Bank of America. In 1973 Portfolio Management created a private real estate equity fund in Houston, Texas and developed residential and commercial properties during a 10 year period. He also served as a board member of the United States Bobsled and Skeleton Federation from 1992 to 1996. In 2007, Lance and his wife, Christina, founded the Save a Mind Foundation, a 501(c)3 federal non-profit organization that assists at-risk youth in grades 5-8 to stay in school with their innovative Win/Win Program.
Director Qualifications

•	Extensive experience in the consumer products market segment

•	Substantial experience in television advertising

•	Demonstrated leadership of numerous companies and organizations

Douglas Haas, 51 years old, is the Company's President and Chief Operating Officer. Prior to this appointment, Mr. Haas served as the Company's Executive Vice President - Operations. Mr. Haas was formerly President and Chief Operating Officer of Ultimark Products, Inc. which he joined in 2004. Ultimark Products is a consumer products company that manufactures and distributes Porcelana®. Lance Funston, who is the Company’s Chairman of the Board and Chief Executive Officer is also Chairman of the Board and Chief Executive Officer of Ultimark. Mr. Haas has spent over 25 years working for specialty manufacturing companies in many different key roles.

Stephen A. Heit, 63 years old, joined CCA in May 2005 as Executive Vice President – Operations, and was appointed Chief Financial Officer in March 2006. Mr. Heit has also served a Director since 2014. Prior to joining CCA, Mr. Heit was Vice President – Business Strategies for Del Laboratories, Inc., a consumer products company that was listed on the American Stock Exchange, from 2003 to 2005. Mr. Heit served as President of AM Cosmetics, Inc. from 2001 to 2003 and as Chief Financial Officer from 1998 to 2003. From 1986 to 1997 he was the Chief Financial Officer of Pavion Limited, and also served on the Board of Directors. He served as a Director of Loeb House, Inc., a non-profit organization serving mentally handicapped adults from 1987 to 1995, and Director of Nyack Hospital Foundation from 1993 to 1995. He received a Bachelor of Science from Dominican College in 1976, with additional graduate work in Professional Accounting at Fordham University, and received an MBA in accounting from the University of Connecticut Graduate Business School.
Director Qualifications

•	Extensive leadership experience in consumer products companies

•	Previous experience serving on the board of directors of a consumer products company

•	Substantial financial experience

Sardar Biglari, 40 years old, is a director of the Company from August 2011 to July 2014 and since October 2015. He is Founder, Chairman and Chief Executive Officer of Biglari Holdings Inc. (“Biglari Holdings”), a diversified holding company. Mr. Biglari is also sole owner, Chairman and Chief Executive Officer of Biglari Capital Corp., general partner of The Lion Fund, L.P. and The Lion Fund II, L.P., private investment partnerships, since its inception in 2000. He has also served as a director of Insignia Systems, Inc. ("Insignia Systems"), a developer and marketer of point-of-purchase in-store products and services, from December 2015 to March 2017, including serving as its Co-Chairman from January 2016 to March 2017. On November 14, 2014, Lance T. Funston entered into an agreement with The Lion Fund, L.P. and, for certain limited purposes, Sardar Biglari and Philip L. Cooley (the “Agreement”).  The Agreement provided that if the Company’s Board of Directors nominates Messrs. Biglari and Cooley to the Board, they will accept the nomination and serve on the Board upon their election.  See footnote 6 to the beneficial ownership table below under Item 12 for additional information regarding the Agreement.
Director Qualifications

•	Mr. Biglari has extensive managerial and investing experience in a broad range of businesses.

•	Experience serving on the board of directors of public companies.

•	Deemed by the Board of Directors to be an "audit committee financial expert" as defined by the SEC rules and "financially sophisticated" as defined by the NYSE American rules.

Philip L. Cooley, 74 years old, is a director of the Company from August 2011 to July 2014 and since October 2015. He has served as Vice Chairman of the Board of Biglari Holdings since April 2009 and as a director since March 2008. He was the Prassel Distinguished Professor of Business at Trinity University, San Antonio, Texas, from 1985 until his retirement in May 2012. Dr. Cooley served as an advisory director of Biglari Capital Corp., general partner of The Lion Fund, L.P. and The Lion Fund II, L.P, since 2000 and as Vice Chairman and a director of Western Sizzlin Corporation from March 2006 and December 2005, respectively, until its acquisition by Biglari Holdings in March 2010. He also served as a director of Insignia Systems from December 2015 to March 2017. Dr. Cooley earned a Ph.D. from Ohio State University, a MBA from the University of Hawaii and a BME from the General Motors Institute. Dr. Cooley is past president of the Eastern Finance Association, and serves on its board, and of the Southern Finance Association. He also serves on the board of the Financial Literacy of South Texas Foundation. On November 14, 2014, Lance T. Funston entered into an agreement with The Lion Fund, L.P. and, for certain limited purposes, Sardar Biglari and Philip L. Cooley (the “Agreement”).  The Agreement provided that if the Company’s Board of Directors nominates Messrs. Biglari and Cooley to the Board, they will accept the nomination and serve on the Board upon their election.  See footnote 6 to the beneficial ownership table below under Item 12 for additional information regarding the Agreement.
Director Qualifications

•	Dr. Cooley has extensive business and investment knowledge and experience.

•	Experience serving on the boards of directors of public companies.

•	Author of more than 60 articles on financial topics, his work has appeared in the Journal of Finance, Journal of Business and others. He also has authored several books in finance.

•	Deemed by the Board of Directors to be an "audit committee financial expert" as defined by the SEC rules and "financially sophisticated" as defined by the NYSE American rules.

S. David Fineman, 72 years old, is a senior partner of the Philadelphia law firm of Fineman Krekstein & Harris. He was the Chairman of the Public Policy Committee of the Urban Land Institute and continues to be a member. Mr. Fineman was appointed by the President of the United States and confirmed by the United States Senate in 1995 as one of nine Governors of the U.S. Postal Service and was Chairman of the Board of Governors from 2003 to 2005. He has served since 2010 as Chairman of the Board of DHL eCommerce USA, a wholly owned subsidiary of Deutsche Post, the largest mail consolidator of small parcels in the United States. He has been chosen by the United States District Court as a member of its Court-Annexed Early Mediation Program (from 1998 to present). In 2006 through 2014, Mr. Fineman was recognized among his peers and was named as one of Pennsylvania “Super Lawyers” for his expertise in Business Litigation and Government Relations. He graduated from The American University (1967) where he presently serves on the Advisory Committee to the School of Public Affairs, and received his law degree, with Honors, from The George Washington University (1970). He is presently a member of the Philadelphia, Pennsylvania and American Bar Associations and the Urban Land Institute.
Director Qualifications

•	Mr. Fineman has extensive legal experience as senior partner of a law firm.

•	Substantial corporate governance knowledge as Chairman of the Board of DHL eCommerce USA.

•	Deemed by the Board of Directors to be an "audit committee financial expert" as defined by the SEC rules and "financially sophisticated" as defined by the NYSE American rules.
Christopher Hogg, 59 years old, has been the entrepreneurial prime mover behind a number of businesses in the consumer financial services industry. Chris is an Australian citizen and resides in the United States in Pennsylvania. His experience is based in the corporate insurance, consumer debt recovery, retail financial services, payroll and payments transaction services and consumer finance industries. He is the founder of EmployeeCash, a unique digital workplace consumer loans platform. Chris is Chairman of a National Surety Underwriters and National Fidelity Reinsurance Company founded in 2014, underwriting Surety Guarantee and Contract Bonding business throughout the USA. Chris, through Broad Street Global LLC recently acquired NJ based debt collection and receivables management company SRA Associates LLC, NY based debt collection company North Shore Agency and a CA based Auto Loans business.
Director Qualifications

•	Extensive experience in the digital media and technology business

•	Leadership role in publicly held company
Justin W. Mills III, 69 years old, was president of the Philadelphia and Southern New Jersey region of PNC, a member of The PNC Financial Services Group, from 2001 to 2014. Mr. Mills was promoted to executive vice president in 1993 in charge of Capital Markets and chaired the Asset Liability Committee. Following that assignment, he was executive vice president managing PNC Wealth Management in Philadelphia and Southern New Jersey. Mr. Mills is active in the Philadelphia and Southern New Jersey community, serving as Vice Chairman of the board of directors of Independence Blue Cross, and at Temple University as Chair of the Athletic Committee and member of the Executive Committee, Audit and Investment Committees. He also serves on the board of The United Way of Southeastern Pennsylvania, and co-chairs the Corporate Board of the Barnes Foundation. He holds a master’s in economics from Niagara University, a bachelor’s in mathematics from Ohio State University and is a graduate of the University of Illinois School of Bank Investments.
    Director Qualifications

•	Banking and corporate lending expertise

•	Board oversight and governance experience

•	Deemed by the Board of Directors to be an "audit committee financial expert" as defined by the SEC rules and "financially sophisticated" as defined by the NYSE American rules

Committees of the Board of Directors
The Board of Directors has established three committees. The audit committee is comprised solely of independent directors, Philip Cooley, who serves as its’ Chairman, S. David Fineman and William J. Mills, III. Directors Cooley, Fineman and Mills each qualify as an “audit committee financial expert” as defined by the SEC, are “independent” as that term is used in Section 10(m)(3) of the Exchange Act and NYSE-American rules and are “financially sophisticated” as defined by NYSE-American rules. The compensation committee is comprised of Philip Cooley, S. David Fineman and Christopher Hogg. Each member of the compensation committee is “independent” as defined by NYSE-American rules. The nominating committee is comprised of Philip Cooley, Christopher Hogg and S. David Fineman.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and beneficial owners of more than ten percent of the Company’s Common Stock to file reports regarding ownership of the Company’s Common Stock with the SEC, and to furnish the Company with copies of all such filings. Based solely on a review of these filings, the Company believes that all filings were timely made in fiscal 2017 except for two late Forms 4 filed by Douglas Haas, President and Chief Operating Officer on February 28, 2017 and July 14, 2017, two late Forms 4 filed by Stephen Heit, Chief Financial Officer, on February 28, 2017 and July 14, 2017, a late Form 4 filed by Lance Funston, Chairman of the Board and Chief Executive Officer on July 17, 2017, and a late Form 3 and Form 4 filed by Justin W. Mills, a director of the Company, on October 5, 2017.

Code of Ethics
The Company had adopted Standards of Business Conduct (our code of ethics), which apply to all directors and employees of the Company, including the Chief Executive Officer and Chief Financial Officer. A copy of the Standard of Business Conduct may be found in the investor section of the Company’s web site, www.ccaindustries.com, under Corporate Governance. The Company intends to disclose any substantive amendments to the Standards of Business Conduct as well as any waivers from provisions such document made with respect to our Chief Executive Officer, Chief Financial Officer, any principal accounting officer, and any other executive officer or any director at the same web site location. A print copy of our Standards of Business Conduct will be provided to any person upon request and without charge by writing to the following address: CCA Industries Inc., 1099 Wall Street West, Suite 275, Lyndhurst, NJ 07031, Attention: Corporate Secretary.

Item 11. EXECUTIVE COMPENSATION
i. Summary Compensation Table
The following table summarizes compensation earned in the 2017, 2016 and 2015 fiscal years by the following named officers:

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Lance T. Funston,	2017	385,000	114,728	119,168	23,147	642,043
Chief Executive Officer (4)	2016	306,731	88,853		—	395,584
	2015	—	—		—	—

Stephen A. Heit,	2017	280,000	82,694	55,612	58,547	476,853
Chief Financial Officer	2016	280,000	64,044	54,628	44,798	443,470
and Executive Vice President	2015	292,014	—	59,567	39,518	391,099

Douglas Haas,	2017	275,000	82,694	79,445	33,002	470,141
President and	2016	250,000	64,044	78,040	21,992	414,076
Chief Operating Officer (5)	2015	48,008	—	15,418	—	63,426

(1)	Bonus amounts represent amounts earned in each respective fiscal year, not necessarily paid in each year.

(2)
Represents the Company's grant date of the fair value of the stock options granted during each year computed in accordance with FASB ASC Topic 718. See Financial Statements Note 16 - Stock-Based Compensation for further information.

(3)
Includes Company automobile allowance, the value of Company-provided health insurance that is made available to all employees and Company contributions to the employees 401K account that is available to all eligible employees. Please see Item. 11, Section v.—Employment Contracts/Compensation Program for further information regarding the compensation of Stephen A. Heit, Lance T. Funston and Douglas Haas. Please see Note 9 to the financial statements for further information on the Company's 401K plan.

(4)	Lance Funston was appointed by the Board of Directors as Chief Executive Officer in January 2016 at a base salary of $350,000 per annum.

(5)	Douglas Haas was appointed President and Chief Operating Officer in January 2016. Mr. Haas was previously serving as Executive Vice President - Operations.

ii. Outstanding Management Equity Awards at 2017 Fiscal Year End

The following table summarizes the outstanding equity awards granted to each of the name executive officers listed in the summary compensation table:

Name and Principal Position	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option Exercise Price	Option Expiration Date
Lance T. Funston, Chief Executive Officer	—	75,000	(1)	3.30	6/19/2027
Stephen A. Heit, Chief Financial Officer and Executive Vice President	—	35,000	(1)	3.30	6/19/2027
	7,000	28,000	(2)	3.35	6/21/2026
	14,000	21,000	(3)	3.48	1/4/2025
Douglas Haas, President and Chief Operating Officer	—	50,000	(1)	3.30	6/19/2027
	10,000	40,000	(2)	3.35	6/21/2026
	4,000	6,000	(4)	3.18	4/8/2025

(1) Options vest in equal 20% increments beginning one year after the date of grant, June 20, 2017.
(2) Options vest in equal 20% increments beginning one year after the date of grant, June 22, 2016.
(3) Options vest in equal 20% increments beginning one year after the date of grant, January 5, 2015.
(4) Options vest in equal 20% increments beginning one year after the date of grant, April 9, 2015.

There were no other stock options for named executive officers granted or options exercised during fiscal 2017.
iii. Compensation of Directors
The following table reports the fees earned or paid in cash and the fair market value of equity awards granted to each director, with respect to their service as directors, during fiscal 2017. Our non-employee directors received no other compensation in fiscal 2017.

Director (1)	Director Fees Earned or Paid in Cash	Fair Market Value of Option Awards	Total Compensation
Sardar Biglari	$11,000	$—	$11,000
Philip Cooley	11,500	—	11,500
S. David Fineman	15,500	—	15,500
Christopher Hogg	15,500	—	15,500
Justin W. Mills, III (appointed September 28, 2017)	3,833	83,813	87,646
Linda Shein (resigned September 7, 2017)	9,500	—	9,500
(1) Each director held 75,000 unexercised options at November 30, 2017. All options held by directors had vested as of November 30, 2017 except for Justin W. Mills, III, whose options will not vest until October 1, 2018.

Effective June 2017, the Board of Directors approved the following fees: Chairman of the Audit, Compensation and Nominating Committees - $500 retainer per annum in addition to other director fees; Non-executive directors - $20,000 annual retainer to be paid quarterly in arrears, $500 per in-person board meeting and $250 for attendance by telephone. The Board of Directors met three times in person during fiscal 2017 for an aggregate compensation of $66,833. Mr. Funston and Mr. Heit do not receive any additional compensation as directors as they are employees of the Company.

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
On March 21, 2011, the Committee, acting on behalf of the Company, entered into an Employment Agreement (the “Employment Agreement”) with Stephen A. Heit (the “Executive”). Pursuant to his Employment Agreement, the Executive was engaged to continue to serve as the Company’s Executive Vice President and Chief Financial Officer. The Executive's contract was automatically renewed for fiscal 2018.
Under the Employment Agreement the base salary of the Executive is $250,000 per annum, and may be increased each year at the discretion of the Company’s Board of Directors. The Executive's base salary was increased to $300,000 per annum effective January 15, 2018. The Executive is eligible to receive an annual performance-based bonus under his Employment Agreement, and entitled to participate in Company equity compensation plans. In addition, the Executive will receive an automobile allowance, health insurance and certain other benefits. In the event of termination of the Employment Agreement as a result of the disability or death of the Executive, the Executive (or his estate or beneficiaries) shall be entitled to receive all base salary and other benefits earned and accrued until such termination as well as a single-sum payment equal to the Executive’s base salary and a single-sum payment equal to the value of the highest bonus earned by the Executive in the one-year period preceding the date of termination pro-rated for the number of days served in that fiscal year. If the Company terminates the Executive for Cause (as defined in the Employment Agreement), or the Executive terminates his employment in a manner not considered to be for Good Reason (as defined in the Employment Agreement), the Executive shall be entitled to receive all base salary and other benefits earned and accrued prior to the date of termination. If the Company terminates the Executive in a manner that is not for Cause or due to the Executive’s death or disability, the Executive terminates his employment for Good Reason, or the Company does not renew the Employment Agreement after December 31, 2013, the Executive shall be entitled to receive a single-sum payment equal to his unpaid base salary and other benefits earned and accrued prior to the date of termination and a single-sum payment of an amount equal to three times the average of the base salary amounts paid to Executive over the three calendar years prior to the date of termination. In addition, the Executive is entitled to certain benefits in connection with a Change of Control (as defined in the Employment Agreement).
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
In January 2016, Lance Funston was appointed Chief Executive Officer of the Company in addition to his responsibilities as Chairman of the Board. Mr. Funston's base salary was $385,000 per annum and was increased to $450,000 per annum effective January 15, 2018. There is no written employment agreement between the Company and Mr. Funston.
In April 2016, Douglas Haas was appointed President and Chief Operating Officer of the Company. He had been the Company's Executive Vice President - Operations. Mr. Haas' base salary was $275,000 per annum and was increased to $300,000 per annum effective January 15, 2008. On February 22, 2016, the Company and Mr. Haas entered into a Severance Agreement. In the event of termination of the Employee's employment as a result of the disability or death of the Employee, the Employee (or his estate or beneficiaries) shall be entitled to receive all base salary and other benefits earned and accrued until such termination as well as a single-sum payment equal to the Employees’s base salary and a single-sum payment equal to the value of the highest bonus earned by the Employee in the one-year period preceding the date of termination pro-rated for the number of days served in that fiscal year. If the Company terminates the Employee for Cause (as defined in the Severance Agreement), or the Employee terminates his employment in a manner not considered to be for Good Reason (as defined in the Severance Agreement), the Employee shall be entitled to receive all base salary and other benefits earned and accrued prior to the date of termination. If the Company terminates the Employee in a manner that is not for Cause or due to the Employee’s death or disability or the Employee terminates his employment for Good Reason, the Employee shall be entitled to receive a single-sum payment equal to his unpaid base salary and other benefits earned and accrued prior to the date of termination and a single-sum payment of an amount equal to three times the average of the base salary amounts paid to Employee over the three calendar years prior to the date of termination. In addition, the Employee is entitled to certain benefits in connection with a Change of Control (as defined in the Severance Agreement).

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
vi. Retirement Benefits
The Company has adopted a 401(K) Profit Sharing Plan that covers all employees with over six months of service and attained age 21, including the executive officers named in the Summary Compensation Table. Employees may make salary reduction contributions up to twenty-five percent of compensation not to exceed the federal government limits. The Plan allows for the Company to make discretionary contributions. The Company in fiscal 2017 began matching the employee contribution up to 3% of their pay. The Company made the following contributions during the 2017, 2016 and 2015 fiscal years:

	November 30,
	2017	2016	2015
Company Contributions	$26,241	$—	$—

vii. Equity Plans
Long-term incentives may be provided through the issuance of stock options or other equity awards, as determined in the discretion of the Board of Directors or compensation committee.

On June 15, 2005, the shareholders approved an amended and Restated Stock Option Plan amending the 2003 Stock Option Plan (the “2005 Plan”). The 2005 Plan authorizes the issuance of up to one million shares of common stock (subject to customary adjustments set forth in the 2005 Plan) pursuant to equity awards, which may take the form of incentive stock options, nonqualified stock options restricted shares, stock appreciation rights and/or performance shares. The 2005 Plan expired in April, 2015, but awards made under the 2005 Plan prior to its expiration will remain in effect until such awards have been satisfied or terminated in accordance with the terms and provisions of the 2005 Plan. On August 13, 2015, the shareholders approved the 2015 CCA Industries, Inc. Incentive Plan(the "2015 Plan" and together with the 2005 Plan, the "Plans"). The 2015 Plan authorizes the issuance of up to 700,000 shares of common stock plus any shares underlying outstanding awards under the 2005 Plan that terminate or expire unexercised or are canceled or forfeited (subject to customary adjustments set forth in the 2005 Plan) pursuant to equity awards, which may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and/or cash award. On June 7, 2017, the shareholders approved the 2015 CCA Industries, Inc. Incentive Plan as Amended. The sole purpose of the amendment was to increase the shares available for issuance under the 2015 Plan from 700,000 to 1,400,000.
On June 20, 2017, the Company granted incentive stock options for an aggregate of 232,500 shares to ten employees at $3.30 per share, which was the closing price of the Company's stock on that day. The options vest in equal 20% increments beginning one year after the date of grant, and for each of the four subsequent anniversaries of such date. The options expire on June 19, 2027. The Company had estimated the fair value of the options granted to be $369,419 as of the grant date. Accordingly, the Company recorded a charge against earnings in the amount of $30,785 for the fiscal year ended November 30, 2017.
On October 2, 2017, the Company granted non-qualifed stock options for 75,000 shares to Justin W. Mills, III, a director of the Company, at $3.30 per share, which was the closing price of the Company's stock on that day. The options vest twelve months after the date of grant. The options expire on October 1, 2022. The Company had estimated the fair value of the options granted to be $83,813 as of the grant date. Accordingly, the Company recorded a charge against earnings in the amount of $13,969 for the fiscal year ended November 30, 2017.
Awards may be granted under the 2015 Plan to employees (including officers and directors who are also employees) and non-employee directors of the Company provided, however, that Incentive Stock Options may not be granted to any non-employee director or consultant.
The 2015 Plan is administered and interpreted by the Board of Directors. (Where issuance to a Board member is under consideration, that member must abstain.) The Board has the power, subject to plan provisions, to determine the persons to whom and the dates on which awards will be granted, the amount and vesting or exercise provisions of awards, and other terms. The Board has the power to delegate administration to a committee of not less than two (2) Board members, each of whom must be a “non-employee director” within the meaning of Rule 16b-3 under the Securities Exchange Act. Members of the Board receive no compensation for their services in connection with the administration of option plans.
The 2015 Plan permits the exercise of options for cash, or such other method as the Board may permit from time to time.
The maximum term of each option is ten (10) years. No option granted is transferable by the optionee other than upon death.
The exercise price of all options must be at least equal to one hundred percent (100%) of the fair market value of the underlying stock on the date of grant. The aggregate fair market value of stock of the Company (determined at the date of the option grant) for which any employee may be granted Incentive Stock Options in any calendar year may not exceed $100,000, plus certain carryover allowances. The exercise price of an Incentive Stock Option granted to any participant who owns stock possessing more than ten percent (10%) of the voting rights of the Company’s outstanding capital stock must be at least one hundred-ten percent (110%) of the fair market value on the date of grant. As of November 30, 2017, there were 871,500 outstanding stock options under the Plans.

viii. Performance Graph
Set forth below is a line graph comparing cumulative total shareholder return on the Company’s Common Stock, with the cumulative total return of companies in the Dow Jones US Index and the cumulative total return of Dow Jones’s Personal Products Index.
Copyright© 2017 Dow Jones & Company. All rights reserved.

	11/12	11/13	11/14	11/15	11/16	11/17
CCA Industries, Inc.	100.00	74.45	80.83	75.40	60.74	70.90
Dow Jones US Total Return	100.00	130.99	152.13	155.76	168.35	206.21
Dow Jones US Personal Products	100.00	131.47	133.78	132.03	133.73	154.64
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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The following table sets forth information as of November 30, 2017 with respect to compensation plans under which shares of the Company’s Common Stock may be issued:
EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of shares to be issued upon exercise of out- standing options	Weighted- average exercise price of outstanding options	Number of shares remaining and available for future issuance under equity compensation plans (excluding shares in the first column)
Equity compensation plans approved by security holders on June 15, 2005	45,000	$3.41	—
Equity compensation plans approved by security holders on August 13, 2015	826,500	$3.26	573,500
Equity compensation plans not approved by security holders	—	—	—
Total	871,500	$3.27	573,500

The following table sets forth certain information regarding the ownership of the Company’s Common Stock, Class A Common Stock and ownership of all shares outstanding as of February 12, 2018 by (i) each of the directors (ii) each of the named executive officers listed in the summary compensation table and (iii) each person that the Company is aware to be the beneficial owner of more than five percent of the outstanding shares of Common Stock and/or Class A Common Stock and (iv) all current officers and directors as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is the beneficial owner of them.

Beneficial Ownership of Equity Securities

			Ownership	Ownership	Ownership		Ownership
	Number of Shares Owned		Percentage of	Percentage of	Percentage of		Percent
Name	Common Stock	Class A Common Stock	Common Stock Outstanding	Class A Stock Outstanding	All Shares Outstanding	Option/Warrant Shares	Assuming Option/Warrant Exercise (5)
Sardar Biglari (2) (6)	776,259	—	12.9%	—%	11.1%	75,000	12.0%
Philip Cooley	—	—	—%	—%	—%	75,000	1.1%
S. David Fineman	—	—	—%	—%	—%	75,000	1.1%
Lance Funston (1) (6)	19,958	967,702	0.3%	100.0%	14.1%	75,000	15.0%
Douglas Haas	—	—	—%	—%	—%	110,000	1.5%
Stephen A. Heit	31,805	—	0.5%	—%	0.5%	105,000	1.9%
Christopher Hogg	—	—	—%	—%	—%	75,000	1.1%
Justin W. Mills, III	—	—	—%	—%	—%	75,000	1.1%
Renaissance Technologies LLC (3)	349,100	—	5.8%	—%	5.0%	—	5.0%
Capital Preservation Solutions, LLC (4,5)	450,000	—	7.5%	—%	6.4%	1,442,744	22.4%
Officers & Directors As a Group (8 persons)	1,278,022	967,702	21.2%	100.0%	32.1%	2,107,744	47.8%

(1)
Includes shares owned by Capital Preservation Solutions, LLC which is controlled by Lance Funston. The principal business address of Capital Preservation Solutions, LLC is 193 Conshohocken State Road, Penn Valley, PA 19072.

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

(3)	Based on information contained in Form 13G/A, filed on February 14, 2018 with the SEC by Renaissance Technologies LLC ("RTC") . Their principal address is 800 Third Avenue, New York, New York 10022.

(4)
Capital Preservation Solutions, LLC is owned by Lance Funston. On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. Contemporaneously with the signing of the Agreement, the Company issued a Warrant to Purchase Common Stock (the “Warrant”) to Capital whereby Capital may acquire upon exercise of the Warrant 1,892,744 shares of the Company’s Common Stock. The Warrant may be exercised in whole or in part at any time during the exercise period which is five years from the date of the Warrant. The Warrant bears a purchase price of $3.17 per share, subject to adjustments. The loan under the Agreement was paid in full on December 4, 2015, but the Warrants remained outstanding. On February 5, 2018, Capital exercised the Warrant in part and purchased 450,000 shares at the purchase price of $3.17 per share. The principal business address of Capital Solutions, LLC is 193 Conshohocken State Road, Penn Valley, PA 19072.

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

(6)
On November 14, 2014, Lance T. Funston entered into an agreement with The Lion Fund, L.P. (the “Lion Fund”) and, for certain limited purposes, Sardar Biglari and Philip L. Cooley (the “Agreement”). The Lion Fund held 776,259 shares of the Company’s Common Stock (the “TLF Shares”), and Mr. Biglari is the sole owner, Chairman and Chief Executive Officer of Biglari Capital Corp., the Lion Fund’s general partner. The TLF Shares are held subject to the Agreement, the terms of which grant the Lion Fund the right to sell all or a portion of the TLF Shares to Mr. Funston or his affiliate at a purchase price of $6.00 per share for a period of 30 days after the Restricted Period End Date (as defined below). Pursuant to the Agreement, the Lion Fund has agreed to certain transfer restrictions on the TLF Shares until the earlier of (a) January 1, 2018 and (b) the occurrence of specified extraordinary transactions, including (i) the execution of a definitive agreement for, or the public announcement of, a sale of the Company in which stockholders will receive less than $6.00 per share (subject to adjustment for stock splits and combinations, stock dividends and similar transactions), or (ii) the bankruptcy of the Company (such earlier date, the “Restricted Period End Date”). The Lion Fund further agreed that, until the Restricted Period End Date, it would vote the TLF Shares in accordance with the Board’s recommendation on any proposal presented to stockholders.  For additional information, see the Schedules 13D/A filed by Mr. Funston and the Lion Fund on November 14, 2014.   The Agreement was amended on June 14, 2016. The amendment extends the expiration of the restricted period from January 1, 2018 to January 1, 2019. The amendment also allowed the transfer of the shares owned by the Lion Fund to Biglari Holdings Inc. For further information regarding the amendment, see Schedules 13D/A filed by Mr. Funston, the Lion Fund and Biglari Holdings Inc. on June 16, 2016.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. Capital Preservation Solutions, LLC is owned by Lance Funston, who also is the managing partner of Capital Preservations Holdings, LLC which owns common stock and all of the Company's Class A common stock. Contemporaneously with the signing of the Agreement, the Company issued a Warrant to Purchase Common Stock (the “Warrant”) to Capital whereby Capital may acquire upon exercise of the Warrant 1,892,744 shares of the Company’s Common Stock. The Warrant may be exercised in whole or in part at any time during the exercise period which is five years from the date of the Warrant. The Warrant bears a purchase price of $3.17 per share, subject to adjustments. The working capital line of credit and term loan have been recorded on the consolidated balance sheet as of November 30, 2014 as from a related party. Interest and amortized financing costs in the amount of $3,085 was incurred to Capital and is recorded on the consolidated statement of operations for the year ended November 30, 2016 as interest expense from a related party. The working capital and term loan under the Agreement was paid in full on December 4, 2015, and the Agreement expired on December 5, 2015, but the Warrant remained outstanding. On February 5, 2018, Capital exercised the Warrant in part and purchased 450,000 shares at the purchase price of $3.17 per share.
The Company signed an agreement in December 2014 with Funston Media Management Services, Inc., which is owned by Lance Funston, who is the Company's Chairman of the Board and Chief Executive Officer. The agreement provided for Funston Media Management Services, Inc. to provide consumer advertising purchasing services and brand management for a fee equal to 7.5% of the advertising costs with a minimum fee of $256,200 for the contract period. The agreement also provided for a monthly management fee of $15,000, which was amended to $5,000 per month for the contract period. The agreement ended on November 19, 2015. The Company incurred costs in the amount of $316,200 for the 2015 fiscal year. The Company signed a new agreement in December 2015 with Funston Media Management Services, Inc. The agreement provided for Funston Media Management Services, Inc. to provide consumer advertising purchasing services and brand management for a fee equal to 10.0% of the advertising costs with no minimum fee or monthly management fee. The agreement automatically renews unless canceled by the Company or Funston Media Management Services, Inc. Under the new agreement, the Company incurred costs of $80,938 for the year ended November 30, 2017 and $54,509 for the year ended November 30, 2016. As of November 30, 2017, there were unpaid management fees of $199,578 due to FMM.
In June 2017, the Company rented office space at 193 Conshohocken State Road, Penn Valley, Pennsylvania. The Company paid a monthly rental of $1,000 per month during fiscal 2017 commencing June 2017. The rent is increased to $2,500 per month for fiscal 2018. The building is owned by Lance Funston, the Company's Chief Executive Officer and Chairman of the Board. The Company's Pennsylvania offices house its marketing and sales staff, as well as the office of the Chief Executive Officer. There is no written lease for the facility.

On November 14, 2014, Lance T. Funston entered into an agreement with The Lion Fund, L.P. (the “Lion Fund”) and, for certain limited purposes, Sardar Biglari and Philip L. Cooley (the “Agreement”). The Lion Fund held 776,259 shares of the Company’s Common Stock (the “TLF Shares”), and Mr. Biglari is the sole owner, Chairman and Chief Executive Officer of Biglari Capital Corp., the Lion Fund’s general partner. The TLF Shares are held subject to the Agreement, the terms of which grant the Lion Fund the right to sell all or a portion of the TLF Shares to Mr. Funston or his affiliate at a purchase price of $6.00 per share for a period of 30 days after the Restricted Period End Date (as defined below). Pursuant to the Agreement, the Lion Fund has agreed to certain transfer restrictions on the TLF Shares until the earlier of (a) January 1, 2018 and (b) the occurrence of specified extraordinary transactions, including (i) the execution of a definitive agreement for, or the public announcement of, a sale of the Company in which stockholders will receive less than $6.00 per share (subject to adjustment for stock splits and combinations, stock dividends and similar transactions), or (ii) the bankruptcy of the Company (such earlier date, the “Restricted Period End Date”). The Lion Fund further agreed that, until the Restricted Period End Date, it would vote the TLF Shares in accordance with the Board’s recommendation on any proposal presented to stockholders.  For additional information, see the Schedules 13D/A filed by Mr. Funston and the Lion Fund on November 14, 2014.   The Agreement was amended on June 14, 2016. The amendment extends the expiration of the restricted period from January 1, 2018 to January 1, 2019. The amendment also allowed the transfer of the shares owned by the Lion Fund to Biglari Holdings Inc. For further information regarding the amendment, see Schedules 13D/A filed by Mr. Funston, the Lion Fund and Biglari Holdings Inc. on June 16, 2016.
The independent directors of the Company are: Sardar Biglari, Philip Cooley, S. David Fineman, Christopher Hogg and Justin W. Mills, III. There were no transactions, relationships or arrangements not disclosed in this item that were considered by the Company’s board of directors in determining the director’s independence.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
BDO USA, LLP (“BDO”) served as the Company’s independent registered public accounting firm for 2017, 2016 and 2015. The services performed by BDO in this capacity included conducting an audit in accordance with generally accepted audit standards of, and expressing an opinion on, the Company’s consolidated financial statements.
Audit Fees
BDO’s fees for professional services rendered in connection with the audit and review of Forms 10-K and all other SEC regulatory filings were $171,000 and $191,750 per annum, respectively, for each of the 2017 and 2016 fiscal years. The Company has paid and is current on all billed fees.

Audit Related Fees
There were no audit related fees in fiscal 2017 or fiscal 2016.
Tax Fees
BDO’s fees for professional services rendered in connection with Federal and State tax return preparation and other tax matters for the 2017 and 2016 fiscal years was $31,500 and $35,000, respectively, per annum.
All Other Fees
There were no other fees in fiscal 2017 or fiscal 2016.
Engagements Subject to Approval
Under its charter, the Audit Committee must pre-approve all subsequent engagements of our independent registered public accounting firm unless an exception to such pre-approval exists under the Securities Exchange Act of 1934 or the rules of the Securities and Exchange Commission. Each year, before an independent registered public accounting firm is retained to audit our financial statements, such service and the associated fee, is approved by the committee. At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent registered public accounting firm, including the scope of the work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent registered public accounting firm’s independence from management. At each subsequent committee meeting, the committee will receive updates on the services actually provided by the independent registered public accounting firm, and management may present additional services for approval. The committee has delegated to the Chairman of the committee the authority to evaluate and approve engagements on behalf of the committee in the event that a need arises for pre-approval between committee meetings. If the Chairman so approves any such engagements, he will report that approval to the full committee at the next committee meeting.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

(a) (1)	Financial Statements:
Table of Contents, Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of November 30, 2017 and 2016, Consolidated Statements of Operations for the years ended November 30, 2017, 2016 and 2015, Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2017, 2016 and 2015, Consolidated Statements of Cash Flows for the years ended November 30, 2017, 2016 and 2015, Notes to Consolidated Financial Statements.
Financial Statement Supplementary Information:

(a) (2)	Schedule II: Valuation Accounts; Years Ended November 30, 2017, 2016 and 2015.

(a) (3)	Exhibits: The following exhibits are filed herewith or incorporated by reference
(3.1) The Company’s Articles of Incorporation and Amendments thereof, are incorporated by reference to its filing on Form 10-K/A filed April 5, 1995. (SEC file number reference 000-12723) (Exhibit pages 000001-23).
(3.2) The Company’s Bylaws are incorporated by reference to by reference to Exhibit 99.1 to the Company’s Form 8-K filed February 9, 2012.

(10.1)	License Agreement made February 12, 1986 with Alleghany Pharmacal Corporation is incorporated by reference to the Company’s Form 10-K/A filed April 5, 1995 (SEC file number reference 001-12723).

(10.2)	The Company’s 2005 Amended and Restated Stock Option Plan is incorporated by reference to its 2005 Proxy Statement (Exhibit A) filed May 2, 2005 (SEC file number reference 001-31643). *

(10.3)	The Employment Agreement, dated March 21, 2011, by and between the Company and Stephen A. Heit is incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 21, 2011. *

(10.4)	License Agreement made April 1, 2017 with Ultimark Products, Inc. is incorporated by reference Exhibit 10.1 to the Company's Form 8-K filed March 28, 2017 (SEC file reference number 001-31643).

(10.5)
Warrant to Purchase Common Stock, dated as of September 5, 2014, by and between CCA Industries, Inc. and Capital Preservation Solutions, LLC is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed February 5, 2015.

(10.6)
Loan and Security Agreement, dated as of September 5, 2014, by and between CCA Industries, Inc. and Capital Preservation Solutions, LLC. is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 11, 2014.

(10.7)	Severance Agreement, dated February 22, 2017 by and between CCA Industries, Inc. and Douglas Haas is incorporated by reference to Exhibit 10.1 in the Company's Form 8-K filed February 28, 2017. *

(10.8)
Services Outsourcing Agreement between CCA Industries, Inc. and Emerson Healthcare, LLC, dated as of January 20,2014 is incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed April 14, 2014.

(10.9)
Sales Representation Agreement between CCA Industries, Inc. and S. Emerson Group, Inc., dated as of January 20, 2014 is incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed April 14, 2014.

(10.1)
Revolving Credit, Term Loan and Security Agreement, dated as of February 5, 2018, by and between CCA Industries, Inc. and PNC Bank, National Association is incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed February 9, 2019 (SEC file reference 001-31643).

(10.11)	Settlement Agreement and General Release between Richard Kornhauser and CCA Industries, Inc. is incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 25, 2016. *

(10.12)	2015 CCA Industries, Inc. Incentive Plan is incorporated by reference to the Company's 2015 proxy statement (Appendix A) filed July 22, 2015.*

(10.13)	Services Agreement, dated October 1, 2017, between CCA Industries, Inc. and Advantage Sales and Marketing LLC, d/b/a Advantage Solutions. **

(10.14)	Brokerage Agreement, dated October 1, 2017, between CCA Industries, Inc. and Advantage Sales and Marketing LLC, d/b/a Advantage Solutions. **

(10.15)	Master Logstics Services Agreement, dated August 16, 2017, between CCA Industries, Inc. and CaseStack, Inc. **

(11.00)	Statement re Per Share Earnings (included in Item 15, Financial Statements).

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) included herein.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) included herein.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 included herein.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 included herein.

(101.Def)	Definition Linkbase Document

(101.Pre)	Presentation Linkbase Document

(101.Lab)	Labels Linkbase Document
(101.Cal)  Calculation Linkbase Document
(101.Sch)  Schema Document
(101.Ins)  Instance Document

*	Management contract and compensatory plan or arrangement.
**	Filed herewith.

Shareholders may obtain (without charge) a copy of this Annual Report on Form 10-K (including the financial statements and financial statement schedules) and a copy of any exhibit not filed herewith (upon payment of a fee limited to our reasonable expenses in furnishing such exhibit) by writing to CCA Industries, Inc., 1099 Wall Street West, Suite 275, Lyndhurst, NJ 07071. The Company also makes the reports it files to be available in the Investor Relations section of its website (http://www.ccainvestor.com). Moreover, the public may read and copy any materials we file with the SEC (including the exhibits thereto) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

CCA INDUSTRIES, INC.

By:	/s/ LANCE FUNSTON
LANCE FUNSTON, Chief Executive Officer

Date:	February 28, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ LANCE FUNSTON	Chairman of the Board, Chief Executive Officer	February 28, 2018
LANCE FUNSTON	and President

/s/ STEPHEN A. HEIT	Director, Chief Financial Officer and Chief Accounting Officer	February 28, 2018
STEPHEN A. HEIT

/s/ SARDAR BIGLARI	Director	February 28, 2018
SARDAR BIGLARI

/s/ PHILIP COOLEY	Director	February 28, 2018
PHILIP COOLEY

/s/ S. DAVID FINEMAN	Director	February 28, 2018
S. DAVID FINEMAN

/s/ CHRISTOPHER HOGG	Director	February 28, 2018
CHRISTOPHER HOGG

/s/ JUSTIN W. MILLS, III	Director	February 28, 2018
JUSTIN W. MILLS, III

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2017 AND 2016

C O N T E N T S

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
CCA Industries, Inc.
Lyndhurst, New Jersey
We have audited the accompanying consolidated balance sheets of CCA Industries, Inc. and Subsidiaries as of November 30, 2017 and 2016 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2017. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCA Industries, Inc. and Subsidiaries at November 30, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2017, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
Woodbridge, New Jersey
February 28, 2018

` Part I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30, 2017	November 30, 2016
ASSETS
Current assets:
Cash & cash equivalents	$140,243	$309,280
Accounts receivable, net of allowances of $540,361 and $1,392,380, respectively	2,585,517	2,147,680
Inventories, net of reserve for inventory obsolescence of $158,269 and $500,156, respectively	1,878,831	2,347,483
Prepaid expenses and sundry receivables	642,000	466,060
Prepaid and refundable income taxes	38,153	44,154
Deferred income taxes	2,079,988	2,148,764
Total Current Assets	7,364,732	7,463,421

Property and equipment, net of accumulated depreciation	140,929	235,203
Intangible assets, net of accumulated amortization	432,320	433,778
Deferred financing fees, net of accumulated amortization	133,322	259,587
Deferred income taxes	7,422,331	8,415,699
Other	436,825	430,544
Total Assets	$15,930,459	$17,238,232

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable & accrued liabilities	$3,617,543	$5,615,756
Capitalized lease obligations - current portion	—	3,721
Income tax payable	—	20,000
Line of credit	2,016,355	3,277,885
Total Current Liabilities	5,633,898	8,917,362

Long-term accrued liabilities	220,509	264,126
Long term- other	168,859	147,853
Total Liabilities	6,023,266	9,329,341

Shareholders' Equity:
Preferred stock, $1.00 par, authorized 20,000,000 none issued	—	—
Common stock, $.01 par, authorized 15,000,000 shares, issued and outstanding 6,038,982 and 6,038,982 shares, respectively	60,390	60,390
Class A common stock, $.01 par, authorized 5,000,000 shares, issued and outstanding 967,702 and 967,702 shares, respectively	9,677	9,677
Additional paid-in capital	4,387,543	4,220,422
Retained earnings	5,449,583	3,618,402
Total Shareholders' Equity	9,907,193	7,908,891
Total Liabilities and Shareholders' Equity	$15,930,459	$17,238,232
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended November 30,
	2017	2016	2015
Revenues:
Sales of health and beauty aid products - net	$19,813,262	$19,610,234	$24,753,950
Other income	16,836	18,510	35,605
Total Revenues	19,830,098	19,628,744	24,789,555
Costs and Expenses:
Cost of sales	7,447,776	8,158,099	10,445,369
Selling, general and administrative expenses	7,052,219	7,434,389	11,574,045
Advertising, cooperative and promotional expenses	1,769,748	1,219,413	3,524,074
Research and development	58,920	46,382	75,208
Bad debt (recovery) expense	(9,172)	37,503	(20,730)
Interest expense - related party	—	3,085	1,735,967
Interest expense	505,872	588,656	15,157
Total Costs and Expenses before Restructuring	16,825,363	17,487,527	27,349,090
Restructuring Cost	—	—	2,289,406
Total Costs and Expenses	16,825,363	17,487,527	29,638,496
Income (loss) before provision for (benefit from) Income Taxes	3,004,735	2,141,217	(4,848,941)
Provision for (benefit from) Income Taxes	1,173,554	948,533	(1,592,309)
Income (loss) from Continuing Operations	1,831,181	1,192,684	(3,256,632)
Discontinued Operations
(Loss) Income from discontinued operations	—	(20,600)	18,494
(Benefit from) provision for Income Taxes	—	(9,126)	6,073
(Loss) Income from Discontinued Operations	—	(11,474)	12,421
Net Income (Loss)	$1,831,181	$1,181,210	$(3,244,211)

Net Income (Loss) per Share:
Basic
Continuing Operations	$0.26	$0.17	$(0.46)
Discontinued Operations	$—	$—	$—
Net income (loss) per share	$0.26	$0.17	$(0.46)

Net Income (Loss) per Share:
Diluted
Continuing Operations	$0.26	$0.17	$(0.46)
Discontinued Operations	$—	$—	$—
Net income (loss) per share	$0.26	$0.17	$(0.46)

Weighted Average Shares Outstanding:
Basic	7,006,684	7,006,684	7,006,684
Diluted	7,006,684	7,021,764	7,006,684
Supplemental Information: In addition to interest expense - related party in the Consolidated Statement of Operations, the Company has expenses of $223,649, $54,509 and $316,200, respectively, incurred to a related party.
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED NOVEMBER 2017, 2016 AND 2015

			ADDITIONAL		TOTAL
	COMMON STOCK		PAID IN	RETAINED	SHAREHOLDERS'
	SHARES	AMOUNT	CAPITAL	EARNINGS	EQUITY
Balance – December 1, 2014	7,006,684	$70,067	$3,814,484	$5,681,403	$9,565,954
Net loss for the year	—	—	—	(3,244,211)	(3,244,211)
Deferred compensation	—	—	67,398	—	67,398
Balance - November 30, 2015	7,006,684	70,067	3,881,882	2,437,192	6,389,141
Net income for the year	—	—	—	1,181,210	1,181,210
Deferred compensation	—	—	338,540	—	338,540
Balance - November 30, 2016	7,006,684	70,067	4,220,422	3,618,402	7,908,891
Net income for the year	—	—	—	1,831,181	1,831,181
Deferred compensation	—	—	167,121	—	167,121
Balance - November 30, 2017	7,006,684	$70,067	$4,387,543	$5,449,583	$9,907,193

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended November 30,
	2017	2016	2015
Cash Flows from Operating Activities:
Net Income (loss)	$1,831,181	$1,181,210	$(3,244,211)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	84,641	81,845	151,250
Provision for bad debt	(9,172)	37,503	(20,370)
Loss on disposal or sale of property, plant and equipment	64,853	1,575	852,606
Loss on write off of intangibles	1,070	—	220,286
Debt discount amortization - related party	—	—	194,184
Deferred financing fees amortization - related party	—	—	970,931
Deferred financing fees amortization	126,266	127,972	370,527
Stock-based compensation	167,121	338,540	67,398
Deferred income taxes	1,062,144	890,458	(1,583,441)
Change in Operating Assets & Liabilities:
(Increase) decrease in accounts receivable	(428,665)	(73,128)	156,616
Decrease in inventory	468,652	889,319	1,944,688
(Increase) decrease in prepaid expenses and other receivables	(175,941)	231,037	(65,898)
Decrease in prepaid income and refundable income tax	6,002	25,902	383,542
(Increase) in other assets	(6,282)	—	(430,544)
(Decrease) in accounts payable and accrued liabilities	(2,041,828)	(2,029,797)	(3,085,478)
(Decrease) increase in long-term liabilities	—	(978,156)	1,242,282
Increase in other liabilities	21,006	—	147,853
(Decrease) Increase in income taxes payable	(20,000)	20,000	—
Net Cash Provided by (Used in) Operating Activities	1,151,048	744,280	(1,727,779)
Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(54,833)	(113,701)	(113,495)
Proceeds from sale of property, plant and equipment	—	500	13,600
Net Cash (Used in) Provided by Investing Activities	(54,833)	(113,201)	(99,895)
Cash Flows from Financing Activities:
(Payments to) Proceeds from line of credit	(1,261,530)	3,277,885	—
(Payments to) Proceeds from line of credit - related party	—	(2,700,000)	2,100,000
Payments of deferred finance charges	—	(387,559)	—
Repayments of term loan - related party	—	(1,000,000)	—
Payments for capital lease obligations	(3,722)	(22,009)	(4,063)
Net Cash (Used in) Provided by Financing Activities	(1,265,252)	(831,683)	2,095,937
Net (Decrease) Increase in Cash	(169,037)	(200,604)	268,263
Cash and Cash Equivalents at Beginning of Period	309,280	509,884	241,621
Cash and Cash Equivalents at End of Period	$140,243	$309,280	$509,884

	Years Ended November 30,
	2017	2016	2015
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$505,872	$588,205	$1,380,598
Income taxes	$120,393	$8,460	$59,107
Schedule of Non Cash Financing Activities:
Warrants issued in connection with related party financing	$—	$—	$1,456,400
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
Accounts Receivable:
Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by an allowance for cooperative advertising and reserves for returns which are anticipated to be taken as credits against the balances as of November 30, 2017. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.
Inventories:
Inventories are stated at the lower of cost (weighted average) or net realizable value. Product returns deemed saleable are recorded in inventory when they are received at the lower of their original cost or net realizable value, as appropriate. Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined.

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

Intangible Assets:
Intangible assets, which consist of patents and trademarks, are stated at cost. Patents are amortized on the straight-line method over a period of 17 years. Patents are reviewed for impairment when events or changes in business indicate that the carrying amount may not be recoverable. Trademarks are indefinite lived intangible assets and are reviewed for impairment annually or more frequently if impairment conditions occur. In the years ended November 30, 2017, November 30, 2016 and November 30, 2015, the Company determined that it would no longer use certain trademarks and recorded charges of $1,070, $0 and $220,286, respectively, to write off the related carrying amount which is recorded in selling, general and administrative expenses.
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
Cooperative Advertising:
Cooperative advertising is accrued based on a combination of new contracts given to the customers in the current fiscal year, along with what is left open from prior years. Specific new contracts in the current fiscal year are identified as sales incentives (see sales incentives) and those contracts reduce revenues for the current period. The open balances for all years open are reduced throughout the year by either the customer advertising and submitting the proof according to the contract or by customer post audit adjustments that finalize any amount due. Any item open more than three years is closed unless management believes that a deduction may still be taken by the customer. The balance of open

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

cooperative advertising is then allocated between accrued liabilities and the allowance for cooperative advertising based the customer's open accounts receivable balance. As a result of completion of customer post audit reviews, open cooperative advertising that was accrued for in previous years was decreased by $817,972 for the fiscal year ended November 30, 2017. For fiscal year ended November 30, 2016 and 2015, the reserve for open cooperative advertising was decreased $589,167 and $670,513, respectively.
Sales Incentives:
The Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expense. These accounting adjustments do not affect net loss.
Shipping Costs:
The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. For the years ended November 30, 2017, 2016 and 2015 included in selling, general and administrative expenses are shipping costs of $346,408, $447,610 and $616,367, respectively.
Advertising Costs:
The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the years ended November 30, 2017, 2016 and 2015 were $1,769,748, $1,219,413 and $3,524,074, respectively.
Research and Development Costs:
The Company's policy for financial reporting is to charge research and development costs to expense as incurred. Research and development costs for the years ended November 30, 2017, 2016 and 2015 were $58,920, $46,382 and $75,208, respectively.
Income Taxes:

Income taxes are accounted for under ASC Topic 740 “Income Taxes”, which utilizes the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the losses incurred in fiscal 2015 and prior years, the benefit of which will be carried forward into future tax years. Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized. Management has estimated that it will utilize the entire deferred tax asset in future years based on projections of future profits.  However profits can be impacted in the future if the Company’s sales decrease.  The portion that management expects to utilize in fiscal 2018 is recorded as a short term asset, and the portion that management expects to utilize in fiscal years subsequent to fiscal 2018 are recorded as a long term asset. Beginning in the first quarter of fiscal 2018, in accordance with ASU 2015-17, all deferred tax assets and liabilities will be recorded as a long term asset.

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of November 30, 2017 and November 30, 2016. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
Tax Credits:
Tax credits, when present, are accounted for using the flow-through method as a reduction of income taxes in the

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

years utilized.
Income (Loss) Per Common Share:
Basic net (loss) income per share is calculated in accordance with ASC Topic 260, “Earnings Per Share”, which requires using the average number of shares of common stock outstanding during the year. Diluted net (loss) income per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of any common stock equivalents using the “treasury stock method” and warrants. Common stock equivalents consist of stock options.
Stock Options:
ASC Topic 718, “Stock Compensation,” requires stock grants to employees to be recognized in the consolidated statement of operations based on their fair values. The Company issued stock options in fiscal 2017 and 2016, see Note 16 for details.
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
In November 2015, the FASB issued ASU 2015-17, which is an update to Topic 740, "Income Taxes". The update will require that all deferred tax assets and liabilities be classified as non-current. The update is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016. ASU 2015-17 will have a material impact on the Company's balance sheet, as the deferred tax reported as a current asset will be reported as a non-current asset once the update is effective, resulting in a decrease to the Company's current ratio. As of November 30, 2017, the Company reported $2,079,988 of deferred tax as a current asset. The Company will be reporting all deferred tax assets as a non-current asset beginning with the first quarter of fiscal 2018. It is not expected to have a material impact on the Company's results of operations.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This new standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The underlying principle of this new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Entities may adopt this new standard either retrospectively for all periods presented in the financial statements (i.e., the full retrospective method) or as a cumulative-effect adjustment as of the date of adoption (i.e., the modified retrospective method), without applying to comparative years’ financial statements. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which changed the effective date for implementation to annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. The Company does not plan to adopt ASU 2014-09 until its 2019 fiscal year which begins on December 1, 2018. The Company is currently in the process of evaluating the impact that ASU No. 2014-09 will have on the Company’s results of operations, financial condition and financial statement disclosures and will provide further updates in future periods.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 - INVENTORIES
The components of inventory consist of the following:

	November 30, 2017	November 30, 2016
Raw materials	$231,558	$586,372
Finished goods	1,647,273	1,761,111
	$1,878,831	$2,347,483

At November 30, 2017 and November 30, 2016, the Company had a reserve for obsolescence of $158,269 and $500,156, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	November 30, 2017	November 30, 2016
Furniture and equipment	163,062	559,971
Tools, dies and masters	127,361	469,652
Capitalized lease obligations	15,286	15,286
Leasehold improvements	—	35,017
	$305,709	$1,079,926
Less: Accumulated depreciation	164,780	844,723
Property and Equipment—Net	$140,929	$235,203

Depreciation expense for the years ended November 30, 2017, 2016 and 2015 amounted to $84,253, $81,457 and $150,862, respectively. Due to the Company's move in December 2017 from its offices in Ridgefield Park, New Jersey to new offices in Lyndhurst, New Jersey, the Company wrote off $64,853 of leasehold improvements, furnishings and computer equipment no longer used in fiscal 2017. The Company wrote off $0 and $860,969, respectively, for the year ended November 30, 2017 and 2016.

NOTE 5 - INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for ten product lines.

	November 30, 2017	November 30, 2016
Patents and trademarks	$578,937	$580,007
Less: Accumulated amortization	146,617	146,229
Intangible Assets - Net	$432,320	$433,778

Patents are amortized on a straight-line basis over their legal life of 17 years. Trademarks have an indefinite life and are reviewed annually for impairment or more frequently if impairment indicators occur. During the fiscal years ended November 30, 2017, 2016 and 2015, the Company wrote off $1,070, $0 and $220,286, respectively, of patents and trademarks, as part of its annual evaluation of patents and trademarks that were no longer in use and did not have any plans for future use. Amortization expense for the fiscal years ended November 30, 2017, 2016 and 2015, was $388, $388 and $388, respectively. Estimated amortization expense for the years ending November 30, 2018, 2019, 2020, 2021 and 2022 are $388, $376, $243, $243 and $243, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACCOUNTS PAYABLE and ACCRUED EXPENSES
The following items which exceeded 5% of total current liabilities are included in accrued expenses as of:

	November 30, 2017	November 30, 2016
Coop advertising	$1,122,904	$1,741,402
Restructuring Costs	*	925,000
Bonus expense	400,166	*

* Less than 5% of total current liabilities

The following items which exceeded 5% of total long-term liabilities are included in long-term accrued expenses as of:

	November 30, 2017	November 30, 2016
Sub-lease rent differential	220,509	264,126

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

On the Closing Date, the Company drew $4,100,000 on the Revolving Loan. Of the amount drawn, $3,721,583 was used to pay the principal amount of $3,700,000 and accrued interest of $21,583 due under the Company's Loan Agreement with Capital Preservation Solutions, LLC described below. The balance of the funds drawn were used to pay certain fees and expenses related to entering into the Credit Agreement, with a balance of $46,032 remitted to the Company. As of November 30, 2017 there was $2,016,355 borrowed on the Revolving Loan.

On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. The line of credit and term loan had an interest rate of 6% and matured on December 5, 2015. The line of credit and term loan with Capital were paid in full on December 4, 2015 as described above. The advances made under these loan agreements were subject to a borrowing base calculation that included 80% of the eligible accounts receivable plus 50% of the value of the eligible inventory. All amounts outstanding under these agreements were secured by a first priority security interest in all of the assets of the Company. Capital is owned by Lance Funston, the Chairman of the Board and Chief Executive Officer of the Company, who is also the managing partner of Capital Preservation Holdings, LLC, which owns 19,958 shares of the Company's common stock and all of the Class A common stock. Accordingly, the line of credit and term loan interest expense and cash flow activities are shown, respectively, on the consolidated statements of operations and consolidated statement of cash flows as from a related party.
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

NOTE 8 - OTHER INCOME
Other income consists of the following:

	November 30,
	2017	2016	2015
Interest income	$—	$50	$307
Royalty income	12,000	12,000	12,000
Miscellaneous	4,836	6,460	23,298
Total Other income	$16,836	$18,510	$35,605

NOTE 9 - 401(K) PLAN
The Company has a 401(K) Profit Sharing Plan for its employees. The plan requires six months of service. Employees must be 21 years or older to participate. Employees may make salary reduction contributions up to 25% of compensation not to exceed the federal government limits. The Plan allows for the Company to make discretionary contributions. The Company in fiscal 2017 began matching the employee contribution up to 3% of their pay. The Company made the following contributions during the 2017, 2016 and 2015 fiscal years:

	November 30,
	2017	2016	2015
Company Contributions	$26,241	$—	$—

NOTE 10 - INCOME TAXES
CCA and its subsidiaries file a consolidated federal income tax return.
The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of November 30, 2017 and November 30, 2016. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2013 through 2016 tax years remain subject to examination by federal and state tax authorities. The Company is not under examination by any federal and state tax authorities as of November 30, 2017.

The alternative minimum tax, deferred compensation and net operating loss portion of the deferred tax asset has $7,422,331 that has been reclassified as a long-term asset, based on an estimate of the amount that will be realizable in periods greater than twelve months from November 30, 2017. In November 2015, the FASB issued ASU 2015-17, which is an update to Topic 740, "Income Taxes". The update will require that all deferred tax assets and liabilities be classified as non-current. The update is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016. ASU 2015-17 will have a material impact on the Company's balance sheet, as the deferred tax reported as a current asset will be reported as a non-current asset once the update is effective, resulting in a decrease

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the Company's current ratio. As of November 30, 2017, the Company reported $2,079,988 of deferred tax as a current asset. The Company will be reporting all deferred tax assets as a non-current asset beginning with the first quarter of fiscal 2018. It is not expected to have a material impact on the Company's results of operations.

At November 30, 2017 and November 30, 2016, respectively, the Company had temporary differences arising from the following:

	November 30, 2017
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term Asset
Depreciation	$(378,580)	$(137,992)	$—	$(137,992)
Reserve for bad debts	6,629	2,416	2,416	—
Reserve for returns	246,513	89,854	89,854	—
Accrued returns	109,646	39,966	39,966	—
Reserve for obsolete inventory	158,269	57,689	57,689	—
Vacation accrual	70,856	25,827	25,827	—
Alternative minimum tax carry forward	—	122,360	—	122,360
Deferred compensation	487,061	177,534	—	177,534
Bonus obligations unpaid	400,166	145,861	145,861	—
Charitable contributions	305,633	111,403	111,403	—
Section 263A costs	48,317	17,612	17,612	—
Loss carry forward	24,279,259	8,849,789	1,589,360	7,260,429
Net deferred tax asset		$9,502,319	$2,079,988	$7,422,331

	November 30, 2016
			Classified As
Type	Amount	Deferred Tax	Short-Term Asset	Long-Term (Liability)
Depreciation	$(349,763)	$(127,489)	$—	$(127,489)
Reserve for bad debts	15,801	5,759	5,759	—
Reserve for returns	941,228	343,078	343,078	—
Accrued returns	194,873	71,031	71,031	—
Reserve for obsolete inventory	500,156	182,307	182,307	—
Vacation accrual	29,528	10,763	10,763	—
Alternative minimum tax carry forward		20,000		20,000
Deferred compensation	304,945	111,153		111,153
Bonus obligations unpaid	304,355	110,937	110,937	—
Restructuring costs	925,000	337,163	337,163	—
Charitable contributions	584,558	213,071	96,249	116,822
Section 263A costs	79,539	28,992	28,992	—
Loss carry forward	25,398,347	9,257,698	962,485	8,295,213
Net deferred tax asset		$10,564,463	$2,148,764	$8,415,699

As a result of the enactment by the United States Government of public law 115-97, an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (formerly known as the Tax Cut and Jobs Act of 2017), federal corporate tax rates for periods beginning after January 1,

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2018 have been reduced to 21%. The Company's federal rate was previously 34%. This will result in a reduction of the value of the deferred tax assets and a corresponding increase in the provision for income tax to be recorded in the first quarter of fiscal 2018. In addition, ASU 2015-17 is effective with the first quarter of fiscal 2018 and will require that all deferred tax assets be classified as long-term. Please see Note 19, Subsequent Events for further information regarding the effects of the federal corporate tax rate change. Please see Note 2, Accounting Policies, Recent Accounting Pronouncements for further information regarding ASU 2015-17.

The amounts recognized in the deferred tax asset are management's best estimate of the amount more likely than not to be realized and the actual results could differ from those estimates. In determining the amount more likely than not to be realized, management considered all available information. Future profitability in this competitive industry depends on the successful execution of management's initiatives designed to obtain sales levels and improve operating results. The inability to successfully execute these initiatives could reduce estimates of future profitability, which could affect the Company's ability to realize the deferred tax assets. A substantial portion of the deferred tax asset is the loss carry forward as a result of losses incurred by the Company is fiscal 2015 and earlier periods. If the Company does not meet its objectives, it could also result in taking a longer period of time for the net operating loss carry forward to be utilized.

Income tax expense (benefit) is made up of the following components:

	November 30,
Continuing Operations	2017	2016	2015
Current tax - Federal	$105,770	$20,000	$—
Current tax - State & Local	5,640	28,949	(2,795)
Deferred tax expense (benefit)	1,062,144	899,584	(1,589,514)
	$1,173,554	$948,533	$(1,592,309)

	November 30,
Discontinued Operations	2017	2016	2015
Current tax - Federal	$—	$—	$—
Current tax - State & Local	—	—	—
Deferred tax (benefit) expense	—	(9,126)	6,073
	$—	$(9,126)	$6,073

Prepaid and refundable income taxes are made up of the following components:

Prepaid and refundable income taxes	Federal	State & Local	Total
November 30, 2017	$1,015	$37,138	$38,153
November 30, 2016	$—	$44,154	$44,154

Income tax payable is made up of the following components:

Income Taxes Payable	Federal	State & Local	Total
November 30, 2017	$—	$—	$—
November 30, 2016	$20,000	$—	$20,000

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the (benefit from) provision for income taxes computed at the statutory rate to the effective rate for the three years ended November 30, 2017, 2016 and 2015 is as follows:

	2017		2016		2015
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Continuing Operations
Provision for (benefit from) income taxes at federal statutory rate	$1,021,610	34.00%	$728,014	34.00%	$(1,648,640)	34.00%
Changes in provision for (benefit from) income taxes resulting from:
State income taxes, net of federal income tax benefit	73,616	2.45%	52,460	2.45%	(140,619)	2.90%
Change in tax rate related to future deferred tax benefits	—	—%	140,483	6.56%	—	—%
Non-deductible expenses and other adjustments	78,328	2.61%	27,576	1.29%	196,950	0.95%
Provision for (benefit from) income taxes at effective rate	$1,173,554	39.06%	$948,533	44.30%	$(1,592,309)	37.85%

Discontinued Operations
(Benefit from) provision for income taxes at federal statutory rate	$—	—%	$(7,004)	34.00%	$6,288	34.00%
Changes in (benefit from) provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	—	—%	(505)	2.45%	$536	2.90%
Non-deductible expenses and other adjustments	—	—%	(1,617)	7.85%	(751)	(4.06)%
(Benefit from) provision for income taxes at effective rate	$—	—%	$(9,126)	44.30%	$6,073	32.84%

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In December 2017, the Company moved from its facility at 65 Challenger Road, Suite 340, Ridgefield Park, New Jersey to a new facility at 1099 Wall Street West, Suite 275, Lyndhurst, New Jersey, as a result of downsizing and not needing as much office space. The suite at Lyndhurst is located in an office building and consists of 1,751 square feet of space including allocated common space. The lease is for three years commencing December 15, 2017, with an annual rent cost of $34,145 for the first eighteen months of the lease and $35,020 for the second eighteen months of the lease. In addition the Company pays an electric charge of $1.75 per square foot per annum. The Company sub-let the Ridgefield Park offices for the remainder of the lease. The sub-let is for annual rent of $126,038 plus all operating expenses and utilities for the term of the sub-lease. The Company will be recording an expense of $94,992 in the first quarter of fiscal 2018 as an estimate for the difference between the rent that the Company pays its landlord and the rent received from the sub-tenant over the term of the sub-lease for the Ridgefield Park facility.
In addition, the Company has entered into various property and equipment operating leases with expiration dates ranging through May 2022.
Future commitments, sub-lease rental income and net commitments under non-cancelable operating lease agreements for each of the next five (5) years and in the aggregate for the years 2022 and thereafter are as follows:

YEAR ENDING NOVEMBER 30,	Commitments	Sub-lease rental income	Net Commitments
2018	$914,766	$790,912	$123,854
2019	933,235	815,766	117,469
2020	895,749	797,791	97,958
2021	727,106	704,094	23,012
2022 and thereafter	362,094	349,426	12,668

Royalty Agreements
In 1986, the Company entered into a license agreement with Alleghany Pharmacal Corporation now known as Inspired Beauty Brands, Inc. (the “Inspired Beauty License”). The license agreement, which is for the exclusive rights to Nutra Nail, Hair Off, Properm and IPR-3 was amended in 2011. The Company no longer markets products under the Properm and IPR-3 brand names. The Inspired Beauty License agreement, as amended, requires the Company to pay a royalty rate of 2.5% on net sales of said licensed products, and a minimum royalty of $250,000 per annum.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The license agreement was further amended to eliminate the minimum royalty payment effective July 1, 2016 and continuing until June 30, 2017. Concurrent during the period that eliminates the minimum royalty, the royalty rate was changed to 10.0% of gross sales. The Company anticipates entering into a revised license agreement that will permanently eliminate the minimum royalty and increase the royalty rate to 10.0% of gross sales. The Company incurred royalties of $64,889 for Alleghany Pharmacal for the fiscal year ended November 30, 2017.
CCA commenced the marketing of its sun-care products line following a May 1998 License Agreement with Solar Sense, Inc. (the “Solar Sense License”), pursuant to which it acquired the exclusive right to use the trademark names “Solar Sense” and “Kids Sense” and to market products associated with those trademarks. The Solar Sense License requires the Company to pay a royalty of 5% on net sales of said licensed products until $2 million total royalties are paid, at which time the royalty rate will be reduced to 1% for a period of twenty-five years. The Company incurred royalties of $8,622 for Solar Sense, Inc. for the fiscal year ended November 30, 2017. Since the contract inception through November 30, 2017, the Company has paid a total of $929,551 in royalties to Solar Sense, Inc.
Effective November 3, 2008, the Company entered into an agreement with Continental Quest Corp., to purchase certain United States trademarks and inventory relating to the Pain Bust*R II business for $285,106 paid at closing. In addition, the Company agreed to pay a royalty equal to 2% of net sales of all Pain Bust*R II products, which are topical analgesics, until an aggregate royalty of $1,250,000 is paid, at which time the royalty payments will cease. The Company incurred royalties of $12 to Continental Quest Corp. for the fiscal year ended November 30, 2017. Since the contract inception through November 30, 2017, the Company has paid a total of $76,119 in royalties to Continental Quest Corp.
On March 23, 2017, the Company entered into a License Agreement (the “Agreement”) with Ultimark Products, Inc. (“Ultimark”) for the exclusive right to manufacture, market and sell the Porcelana brand of skin care products. The Company’s Chairman of the Board and Chief Executive Officer, Lance Funston, is also the Chairman of the Board and Chief Executive Officer of Ultimark. Porcelana is designed to reduce dark spots and brighten the skin. Under the Agreement, the Company acquired the exclusive right and license to use the Porcelana brand, formulas, packaging designs and trademarks (collectively, the “Porcelana Brand”) in connection with the design, development, manufacture, advertising, marketing, promotion, offering, sale and distribution of Porcelana products worldwide. In addition, the Company purchased all good and saleable inventory of Porcelana products in Ultimark's possession or control as of April 1, 2017 at Ultimark's cost without markup. The Agreement has a term of one year, effective April 1, 2017 and ending March 31, 2018. The Agreement may be renewed, at the Company’s option, for up to two additional one-year terms. The Company intends on renewing the Agreement. The Agreement requires the Company to pay Ultimark a royalty of 10% on the gross sales of Porcelana products manufactured and sold under the Agreement. Royalties are payable quarterly, commencing the first fiscal quarter in which Porcelana products are sold pursuant to the Agreement. There is no minimum royalty for any period under the Agreement. In addition, the Company has the option to purchase the Porcelana Brand from Ultimark during the term of the Agreement for an amount not to exceed $3.2 million, subject to a fairness opinion. In the event of such purchase, the Agreement shall thereafter terminate and no further royalties or compensation will be due thereunder. The Company incurred royalties of $137,241for the fiscal year ended November 30, 2017.
The Company is not a party to any other license agreement that is currently material to its operations.
Employment Agreements
On March 21, 2011, the compensation committee of the board of directors, acting on behalf of the Company, entered into an Employment Agreement (each, an “Employment Agreement”) with Stephen A. Heit. Pursuant to his Employment Agreement, Mr. Heit has been engaged to continue to serve as the Company’s Executive Vice President and Chief Financial Officer.
The term of employment under Mr. Heit's Employment Agreement runs from March 21, 2011 through December 31, 2013, and has been continued thereafter for successive one-year periods unless the Company or the Executive chooses not to renew the respective Employment Agreement.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Employment Agreement, the base salary of Mr. Heit is $250,000 per annum, and may be increased each year at the discretion of the Company’s Board of Directors. Mr. Heit's base salary was increased to $280,000, effective October 1, 2014 and was further increased to $300,000, effective December 31, 2017. Mr. Heit is eligible to receive an annual performance-based bonus under his Employment Agreement, and entitled to participate in Company equity compensation plans. In addition, Mr. Heit receives an automobile allowance, health insurance and certain other benefits.
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
On February 22, 2017, the Company entered into a Severance Agreement with Douglas Haas ("Employee"), the Company's President and Chief Operating Officer. In the event of termination of the Employee's employment as a result of the disability or death of the Employee, the Employee (or his estate or beneficiaries) shall be entitled to receive all base salary and other benefits earned and accrued until such termination as well as a single-sum payment equal to the Employee's base salary and a single-sum payment equal to the value of the highest bonus earned by the Employee in the one-year period preceding the date of termination pro-rated for the number of days served in that fiscal year. If the Company terminates the Employee for Cause (as defined in the Severance Agreement), or the Employee terminates his employment in a manner not considered to be for Good Reason (as defined in the Severance Agreement), the Employee shall be entitled to receive all base salary and other benefits earned and accrued prior to the date of termination. If the Company terminates the Employee in a manner that is not for Cause or due to the Employee’s death or disability or the Employee terminates his employment for Good Reason, the Employee shall be entitled to receive a single-sum payment equal to his unpaid base salary and other benefits earned and accrued prior to the date of termination and a single-sum payment of an amount equal to three times the average of the base salary amounts paid to Employee over the three calendar years prior to the date of termination. In addition, the Employee is entitled to certain benefits in connection with a Change of Control (as defined in the Severance Agreement). The base salary of

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mr. Haas at the time the Company entered into the Severance Agreement was $275,000 per annum. Effective December 31, 2017, Mr. Haas' base salary was increased to $300,000 per annum.

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

Dividends and Capital Transactions

There were no dividends issued by the Company in fiscal years 2017, 2016 and 2015.

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
During the fiscal years ended November 30, 2017, 2016 and 2015, certain customers each accounted for more than 5% of the Company’s net sales, as follows:

	For the Year Ended November 30,
Customer	2017	2016	2015
Walmart	36.3%	38.7%	34.6%
Walgreens	13.4%	10.5%	13.4%
Target	6.9%	8.6%	7.2%
CVS	*	*	5.7%
Foreign Sales	12.4%	11.3%	13.2%

*	less than 5%

The loss of any one of these customers could have a material adverse effect on the Company’s earnings and financial position.
During the fiscal years November 30, 2017, 2016 and 2015, certain products within the Company’s product lines accounted for more than 10% of the Company’s net sales as follows:

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - CONCENTRATION OF RISK (continued)

	For the Year Ended November 30,
Category	2017	2016	2015
Skin Care	52.6%	54.0%	51.9%
Oral Care	37.8%	38.7%	34.4%

NOTE 13 - RESTRUCTURING
The Company commenced a restructuring plan to reduce expenses and make operations more efficient during fiscal 2014. As part of the plan, the Company reduced its work force from 37 to 20 employees during fiscal 2015. The work force was further reduced to 12 employees during fiscal 2016. The restructuring plan was completed by the end of fiscal 2016. The were no restructuring charges in fiscal 2016 and 2017. The Company incurred facility exit costs of $1,276,477 as a result of exiting and subsequently sub-letting the Company's prior facility at 200 Murray Hill Parkway, East Rutherford, New Jersey in fiscal 2015. The exit costs included writing off leasehold improvements of $714,138, real estate commissions paid for the sub-lease of $155,245 and a charge of $407,094 as an estimate for the difference between the rent that the Company pays its East Rutherford landlord per the master lease and the rent received from the sub-tenant over the term of the sub-lease.

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
There were no discontinued brand activities in fiscal 2017. The following table summarizes those components of the statement of operations for the discontinued Gel Perfect brand for the years ended November 30, 2016 and 2015:

	November 30,
	2016	2015
Net Sales	$(20,600)	$17,979
(Loss) Income before (Benefit from) Provision for Income Taxes	(20,600)	18,494
(Benefit from) Provision for Income Tax	(9,126)	6,073
Net (Loss) Income	$(11,474)	$12,421
(Loss) Income per Share:
Basic	$—	$—
Diluted	$—	$—
Weighted average shares outstanding
Basic	7,006,684	7,006,684
Diluted	7,006,684	7,006,684

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - QUARTERLY RESULTS
The following financial data is a summary of the quarterly results of operations (unaudited) during and for the years ended November 30, 2017 and 2016:

	Three Months Ended
Fiscal 2017	Feb. 29	May 31	Aug. 31	Nov. 30
Net Sales	$4,265,078	$6,111,836	$5,329,753	$4,106,595
Total Revenue	4,269,151	6,115,910	5,334,368	4,110,669
Cost of Sales	1,707,854	2,345,980	1,989,572	1,404,370
Gross Profit	2,557,224	3,765,856	3,340,181	2,702,225
Income from Continued Operations	186,752	698,550	377,683	568,196
(Loss) Income from Discontinued Operations	—	—	—	—
Net Income	186,752	698,550	377,683	568,196
Earnings Per Share:
Basic
Continuing Operations	$0.03	$0.10	$0.05	$0.08
Discontinued Operations	$—	$—	$—	$—
Total earnings per share	$0.03	$0.10	$0.05	$0.08
Diluted
Continuing Operations	$0.03	$0.10	$0.05	$0.08
Discontinued Operations	$—	$—	$—	$—
Total earnings per share	$0.03	$0.10	$0.05	$0.08

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
Fiscal 2016	Feb. 28	May 31	Aug. 31	Nov. 30
Net Sales	$4,680,272	$5,675,177	$5,036,658	$4,218,127
Total Revenue	4,684,444	5,679,751	5,041,193	4,223,356
Cost of Sales	1,814,794	2,122,059	2,309,056	1,912,190
Gross Profit	2,865,478	3,553,118	2,727,602	2,305,937
Income from Continued Operations	208,940	430,989	321,367	231,388
(Loss) Income from Discontinued Operations	(5,571)	(7,312)	—	1,409
Net Income	203,369	423,677	321,367	232,797
Earnings Per Share:
Basic
Continuing Operations	$0.03	$0.06	$0.05	$0.03
Discontinued Operations	$—	$—	$—	$—
Total earnings per share	$0.03	$0.06	$0.05	$0.03
Diluted
Continuing Operations	$0.03	$0.06	$0.05	$0.03
Discontinued Operations	$—	$—	$—	$—
Total earnings per share	$0.03	$0.06	$0.05	$0.03	*

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - STOCK-BASED COMPENSATION
On June 15, 2005, the shareholders approved an amended and Restated Stock Option Plan amending the 2003 Stock Option Plan (the “2005 Plan”). The 2005 Plan authorizes the issuance of up to one million shares of common stock (subject to customary adjustments set forth in the plan) pursuant to equity awards, which may take the form of incentive stock options, nonqualified stock options restricted shares, stock appreciation rights and/or performance shares. The 2005 Plan expired in April, 2015, but awards made under the 2005 Plan prior to its expiration will remain in effect until such awards have been satisfied or terminated in accordance with the terms and provisions of the 2005 Plan. On August 13, 2015, the shareholders approved the 2015 CCA Industries, Inc. Incentive Plan (the "2015 Plan"). The 2015 Plan authorized the issuance of up to 700,000 shares of common stock (subject to customary adjustments set forth in the plan) pursuant to equity awards, which may take the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance shares and cash awards. On June 7, 2017, the shareholders approved the 2015 CCA Industries, Inc. Incentive Plan as Amended. The sole purpose of the amendment was to increase the shares available for issuance under the 2015 Plan from 700,000 to 1,400,000.
On January 1, 2006, the Company adopted ASC Topic 718, "Stock Compensation" which requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the financial statements.
The fair value of the stock option grants in fiscal years 2017, 2016 and 2015 were estimated on the date of the grant using a Black-Scholes valuation model and the assumptions in the following table:

	Assumptions:
Option Grant Date	Risk-free Interest Rate	Dividend Yield	Stock Volatility	Option Term (years)
January 5, 2015	1.57%	—%	37.74%	10
April 9, 2015	1.40%	—%	37.79%	10
December 1, 2015	1.19%	—%	39.39%	5
June 22, 2016	1.20%	—%	36.43%	10
June 22, 2016	1.20%	—%	36.43%	5
October 5, 2016	1.26%	—%	36.29%	5
June 20, 2017	1.77%	—%	36.37%	10
October 2, 2017	1.31%	—%	36.73%	5
On June 20, 2017, the Company granted incentive stock options for an aggregate of 232,500 shares to ten employees at $3.30 per share, which was the closing price of the Company's stock on that day. The options vest in equal 20% increments beginning one year after the date of grant, and for each of the four subsequent anniversaries of such date. The options expire on June 19, 2027. The Company had estimated the fair value of the options granted to be $369,419 as of the grant date. Accordingly, the Company recorded a charge against earnings in the amount of $30,785 for the fiscal year ended November 30, 2017.
On October 2, 2017, the Company granted non-qualifed stock options for 75,000 shares to Justin W. Mills, III, a director of the Company, at $3.30 per share, which was the closing price of the Company's stock on that day. The options vest twelve months after the date of grant. The options expire on October 1, 2022. The Company had estimated the fair value of the options granted to be $83,813 as of the grant date. Accordingly, the Company recorded a charge against earnings in the amount of $13,969 for the fiscal year ended November 30, 2017.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding at November 30, 2015	104,000	$3.41	7.91
Granted	519,000	3.23
Exercised	—	—
Canceled or Forfeited	59,000	3.42
Outstanding at November 30, 2016	564,000	3.25	5.83
Granted	307,500	3.30
Exercised	—	—
Canceled or Forfeited	—	—
Outstanding at November 30, 2017	871,500	$3.27	6.00

Deferred compensation expense recognized for the years ended November 30, 2017, 2016 and 2015 was $167,121, $338,540 and $67,398, respectively.
A summary of the amortization expense of stock options outstanding as of November 30, 2017 is as follows:

For the years ended November 30,
2018	2019	2020	2021	2022
$202,142	$132,298	$119,322	$98,229	$43,099

The following table summarizes information about currently outstanding and vested stock options at November 30, 2017:

		Weighted-Average Remaining Term (years)
	Number of Options Granted		Number of Option Shares Vested
Exercise Price
$3.03	14,000	3.85	2,800
$3.16	300,000	3.00	300,000
$3.18	10,000	7.36	4,000
$3.30	232,500	9.56	—
$3.30	75,000	3.56	75,000
$3.30	75,000	4.84	—
$3.35	130,000	8.56	26,000
$3.48	35,000	7.10	14,000
Total	871,500		421,800

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
The Company signed an agreement in December 2014 with Funston Media Management Services, Inc. ("FMM"), which is owned by Lance Funston, who is now the Company's Chairman of the Board and Chief Executive Officer. The agreement provided for FMM to provide consumer advertising purchasing services and brand management for a fee equal to 7.5% of the advertising costs with a minimum fee of $256,200 for the contract period. The agreement also provided for a monthly management fee of $15,000, which was amended to $5,000 per month for the contract period. The agreement ended on November 19, 2015. The Company incurred costs in the amount of $316,200 for the 2015 fiscal year. The Company signed a new agreement in December 2015 with FMM. The agreement provided for FMM to provide consumer advertising purchasing services and brand management for a fee equal to 10.0% of the advertising costs with no minimum fee or monthly management fee. The agreement automatically renews unless canceled by the Company or FMM. Under this new agreement, the Company incurred costs of $80,938 for the year ended November 30, 2017 and $54,509 for the year ended November 30, 2016. As of November 30, 2017, there were unpaid management fees of $199,578 due to FMM.
On March 23, 2017, the Company entered into a License Agreement (the “Agreement”) with Ultimark Products, Inc. (“Ultimark”) for the exclusive right to manufacture, market and sell the Porcelana brand of skin care products. The Company’s Chairman of the Board and Chief Executive Officer, Lance Funston, is also the Chairman of the Board and Chief Executive Officer of Ultimark. Porcelana is designed to reduce dark spots and brighten the skin. Under the Agreement, the Company acquired the exclusive right and license to use the Porcelana brand, formulas, packaging designs and trademarks (collectively, the “Porcelana Brand”) in connection with the design, development, manufacture, advertising, marketing, promotion, offering, sale and distribution of Porcelana products worldwide. In addition, the Company shall purchase all good and saleable inventory of Porcelana products in Ultimark’s possession or control as of April 1, 2017 at Ultimark’s cost, without markup. The Agreement has a term of one year, effective April 1, 2017 and ending March 31, 2018. The Agreement may be renewed, at the Company’s option, for up to two additional one-year terms. The Company intends on renewing the Agreement. The Agreement requires the Company to pay Ultimark a royalty of 10% on the gross sales of Porcelana products manufactured and sold under the Agreement. Royalties are payable quarterly, commencing the first fiscal quarter in which Porcelana products are sold pursuant to the Agreement. There is no minimum royalty for any period under the Agreement. In addition, the Company has the option to purchase the Porcelana Brand from Ultimark during the term of the Agreement for an amount not to exceed $3.2 million, subject to a fairness opinion. In the event of such purchase, the Agreement shall thereafter terminate and no further royalties or compensation will be due thereunder. The Company incurred costs of $137,241 for the year ended November 30, 2017 for royalties under the Agreement. As of November 30, 2017, there were unpaid royalties of $53,822 due to Ultimark.
In June 2017, the Company rented office space at 193 Conshohocken State Road, Penn Valley, Pennsylvania. The Company paid a monthly rental of $1,000 per month during fiscal 2017 commencing June 2017. The rent is

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

increased to $2,500 per month for fiscal 2018. The building is owned by Lance Funston, the Company's Chief Executive Officer and Chairman of the Board. The Company's Pennsylvania offices house its marketing and sales staff, as well as the office of the Chief Executive Officer. There is no written lease for the facility.

NOTE 18 - EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is calculated using the average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock method”.

	For the Year Ended November 30,
	2017	2016	2015
Net income (loss) from continued operations available for common shareholders	$1,831,181	$1,192,684	$(3,256,632)
Net (loss) income from discontinued operations available for common shareholders	$—	$(11,474)	$12,421
Weighted average common shares outstanding-Basic	7,006,684	7,006,684	7,006,684
Net effect of dilutive stock options and warrant	—	15,080	—
Weighted average common shares and common shares equivalents—Diluted	7,006,684	7,021,764	7,006,684

Earnings (loss) per Share:
Basic
Continuing Operations	$0.26	$0.17	$(0.46)
Discontinued Operations	$—	$—	$—
Total earnings (loss) per share	$0.26	$0.17	$(0.46)

Diluted
Continuing Operations	$0.26	$0.17	$(0.46)
Discontinued Operations	$—	$—	$—
Total earnings (loss) per share	$0.26	$0.17	$(0.46)

871,500 shares underlying stock options and 1,892,744 of shares underlying the outstanding warrant for the year ended November 30, 2017, 264,000 of shares underlying stock options for the year ended November 30, 2016 and 1,892,744 of shares underlying the outstanding warrant and 104,000 shares underlying stock options for the year ended November 30, 2015 were excluded from the diluted loss per share because the effects of such shares were anti-dilutive.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SUBSEQUENT EVENTS

On February 5, 2018 the Company entered into the Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association. The Credit Agreement provides for a term loan in an amount of $1,500,000 (the “Term Loan”) and a revolving line of credit up to a maximum of $4,500,000 (the “Revolving Loan” and together with the Term Loan, the “Loans”). The proceeds of the Loans are to be used to pay off the Company's existing debt with CNH Finance Fund I, L.P., formerly known as SCM Specialty Finance Opportunities Fund, L.P. (“CNH”), and for general working capital purposes. The Term Loan is payable in consecutive monthly installments of $31,250 commencing March 1, 2018 and bears interest, at the election of the Company, at either the PNC base rate plus 1% or 30, 60 or 90 day LIBOR rate plus 3.50%. All outstanding amounts under the Revolving Loan bear interest, at the election of the Company, at either the PNC base rate plus 0.25% or 30, 60 or 90 day LIBOR rate plus 2.75%, payable monthly in arrears. The Company is also required to pay a quarterly unused line fee and collateral management fee. The commitment under the Credit Agreement expires three years after the Closing Date. The Loans and all other amounts due and owing under the Credit Agreement and related documents are secured by a first priority perfected security interest in, and lien on, substantially all of the assets of the Company. Amounts available for borrowing under the Revolving Loan equal the lesser of the Borrowing Base (as defined below), and $4,500,000, in each case, as the same is reduced by the aggregate principal amount outstanding under the Revolving Loan. “Borrowing Base” under the Credit Agreement means, generally, the amount equal to (i) 85% of the Company’s eligible accounts receivable, plus (ii) 65% of the value of eligible inventory, less (iii) certain reserves. The Credit Agreement contains customary representations, warranties and covenants on the part of the Company, including a financial covenant requiring the Company to maintain a fixed charge coverage ratio of no less than 1.10 to 1.0. The Credit Agreement also provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement, as a result of which amounts due under the Credit Agreement may be accelerated. On the Closing Date, the Company borrowed the entire $1,500,000 Term Loan and drew $386,130 on the Revolving Loan. These amounts were used, in part, to pay off the total amount due under the Company's Credit and Security Agreement with CNH entered into on December 4, 2015. The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Form 8-K filed by the Company with the SEC on February 8, 2018.

As a result of the enactment by the United States Government of public law 115-97, an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (formerly known as the Tax Cut and Jobs Act of 2017), federal corporate tax rates for periods beginning after January 1, 2018 have been reduced to 21%. The Company's federal rate was previously 34%. The Company values its deferred tax assets and liabilities using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The Company, prior to the enactment of public law 115-97, had valued its deferred tax assets and liabilities at a combined federal and state tax rate of 36.45%. Due to the corporate tax rate change, the Company has now determined that its deferred tax assets and liabilities should be valued based on an estimated future tax rate of 26.85%, effective in the first quarter of fiscal 2018. The change in rate will cause the Company to record an additional tax expense as part of the provision for income tax in the first quarter of fiscal 2018 which likely will result in the Company reporting a net loss after provision for income tax for the quarter. In addition, ASU 2015-17 is effective with the first quarter of fiscal 2018 and will require that all deferred tax assets be classified as long-term. The Company as of November 30, 2017 had $2,079,988 of deferred tax assets that were recorded as a current asset.

In December 2017, the Company moved from its facility at 65 Challenger Road, Suite 340, Ridgefield Park, New Jersey to a new facility at 1099 Wall Street West, Suite 275, Lyndhurst, New Jersey, as a result of down sizing and not needing as much office space. The suite at Lyndhurst is located in an office building and consists of 1,751 square feet of space including allocated common space. The lease is for three years commencing December 15, 2017, with an annual rent cost of $34,145 for the first eighteen months of the lease and $35,020 for the second eighteen months of the lease. In addition the Company pays an electric charge of $1.75 per square foot per annum. The Company sub-let the Ridgefield Park offices for the remainder of the lease. The sub-let is for annual rent of $126,038 plus all

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operating expenses and utilities for the term of the sub-lease. The Company will be recording an expense of $94,992 in the first quarter of fiscal 2018 as an estimate for the difference between the rent that the Company pays its landlord and the rent received from the sub-tenant over the term of the sub-lease for the Ridgefield Park facility.

The Company moved its master broker sales representation to Advantage Sales and Marketing ("Advantage", effective January 15, 2018. The Company believes that this change will allow the Company to regain distribution that was lost over the past four years and better implementation of its co-operative advertising programs with the retailers. Advantage currently represents approximately $20 billion in retail sales of consumer products for a number of clients, and is active in the mass market, chain drug, grocery and club channels. Advantage will charge the Company between 3% and 4% of net sales for sales representation. The Company was previously paying the Emerson Group ("Emerson") 3.4% of net sales. In addition, Advantage will be managing the Company's order to cash cycle, including accepting incoming retailer orders, EDI services, coordinating with the warehouse for order picking and shipping, invoicing the order, deduction management and accounts receivable collections. Advantage will charge the Company 1% of cash collections for managing the order to cash cycle. The Company was previously paying Emerson 2% of adjusted gross sales for managing the order to cash cycle. Effective with this change, all cash collections of invoices generated through Advantage will be remitted by the retailer directly to the Company's bank account. Previously the funds were remitted to Emerson's bank account, and the Company had to wait for Emerson to remit the funds to the Company. The Company expects lower gross sales in the first quarter of fiscal 2018 due to the transition to Advantage and the interruption of the order flow, however believes that there will be long term gains that justify the move. The Company also moved its warehousing operations from Geodis Contract Logistics (formerly OHL) to Casestack, Inc., effective January 15, 2018. The Geodis warehouse was located in Plainfield, Indiana. The Casestack, Inc. warehouse is located outside of Scranton, Pennsylvania. The Company expects a small increase in freight out costs to be offset by lower freight in costs.

SCHEDULE II
VALUATION ACCOUNTS

Years Ended November 30, 2017, 2016 and 2015:

COL. A	COL. B	COL. C	COL. D	COL. E
	Balance at Beginning Of Year	Additions Charged To Costs and Expenses	Deductions	Balance At End Of Year
Description
Year Ended November 30, 2017:
Allowance for cooperative advertising	435,351	378,517	526,649	287,219
Allowance for doubtful accounts	15,801	7,233	16,405	6,629
Reserve for returns and allowances	941,228	381,800	1,076,515	246,513
	1,392,380	767,550	1,619,569	540,361
Accrual for returns included in accrued liabilities	194,873	775,170	860,397	109,646
Accrual for cooperative advertising in accrued liabilities	1,741,402	768,503	2,387,001	122,904
Reserve for inventory obsolescence	500,156	(112,677)	229,210	158,269
Year Ended November 30, 2016:
Allowance for cooperative advertising	416,826	1,816,804	1,798,279	435,351
Allowance for doubtful accounts	4,911	37,503	26,613	15,801
Reserve for returns and allowances	907,776	2,064,996	2,031,544	941,228
	1,329,513	3,919,303	3,856,436	1,392,380
Accrual for returns included in accrued liabilities	407,992	194,873	407,992	194,873
Accrual for cooperative advertising in accrued liabilities	1,697,493	1,741,402	1,697,493	1,741,402
Reserve for inventory obsolescence	821,259	(151,233)	169,870	500,156
Year Ended November 30, 2015:
Allowance for cooperative advertising	592,202	6,704,055	6,879,431	416,826
Allowance for doubtful accounts	25,124	23,536	43,749	4,911
Reserve for returns and allowances	2,942,543	8,927,671	10,962,438	907,776
	3,559,869	15,655,262	17,885,618	1,329,513
Accrual for returns included in accrued liabilities	653,894	407,992	653,894	407,992
Accrual for cooperative advertising in accrued liabilities	2,368,808	1,697,493	2,368,808	1,697,493
Reserve for inventory obsolescence	992,296	952,823	1,123,860	821,259