Form 10-Q
period 2018-02-28
CCA INDUSTRIES INC
filed 2018-04-16
CIK 721447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 1-31643
CCA Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-2795439
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1099 Wall Street West, Suite 275
Lyndhurst, New Jersey 07071
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
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 16, 2018 there were (i) 6,488,982 shares of the issuer’s common stock, par value $0.01, outstanding; and (ii) 967,702 shares of the issuer’s Class A common stock, par value $0.01, outstanding.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Part I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2018	November 30, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,128,231	$140,243
Accounts receivable, net of allowances of $474,467 and $540,361, respectively	2,439,405	2,585,517
Inventories, net	2,227,990	1,878,831
Prepaid expenses and sundry receivables	886,137	642,000
Prepaid and refundable income taxes	35,479	38,153
Total Current Assets	6,717,242	5,284,744

Property and equipment, net	148,484	140,929
Intangible assets, net	432,512	432,320
Deferred financing fees, net	124,121	133,322
Deferred income taxes	6,394,664	9,502,319
Other	436,745	436,825
Total Assets	$14,253,768	$15,930,459

LIABILITIES AND CAPITAL
Current Liabilities:
Accounts payable and accrued liabilities	$4,194,533	$3,617,543
Line of credit	—	2,016,355
Note payable - current portion	375,000	—
Total Current Liabilities	4,569,533	5,633,898

Note payable	1,125,000	—
Long term accrued liabilities	244,864	220,509
Long term - other	168,859	168,859
Total Liabilities	6,108,256	6,023,266

Shareholders' Equity:
Preferred stock, $1.00 par, authorized 20,000,000 none issued	—	—
Common stock, $.01 par, authorized 15,000,000 shares, issued and outstanding 6,488,982 and 6,038,982 shares, respectively	64,890	60,390
Class A common stock, $.01 par, authorized 5,000,000 shares, issued and outstanding 967,702 and 967,702 shares, respectively	9,677	9,677
Additional paid-in capital	5,842,021	4,387,543
Retained earnings	2,228,924	5,449,583
Total Shareholders' Equity	8,145,512	9,907,193
Total Liabilities and Shareholders' Equity	$14,253,768	$15,930,459
See Notes to Condensed Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	February 28, 2018	February 28, 2017
Revenues:
Sales of health and beauty aid products - net	$3,994,350	$4,265,078
Other income	4,074	4,073
Total Revenues	3,998,424	4,269,151
Costs and Expenses:
Cost of sales	1,648,963	1,707,854
Selling, general and administrative expenses	1,845,239	1,625,378
Advertising, cooperative and promotional expenses	349,743	482,215
Research and development	14,514	13,082
Bad debt expense (recovery)	4,091	(9,931)
Interest expense	243,063	151,161
Total Costs and Expenses	4,105,613	3,969,759
(Loss) Income before Provision for Income Taxes	(107,189)	299,392
Provision for Income taxes	3,113,470	112,640
Net (loss) income	$(3,220,659)	$186,752

Earnings per Share:
Basic
(Loss) Income	$(0.45)	$0.03
Diluted
(Loss) Income	$(0.45)	$0.03
Weighted Average Common Shares Outstanding
Basic	7,126,684	7,006,684
Diluted	7,126,684	7,006,684
See Notes to Condensed Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	February 28, 2018	February 28, 2017
Cash Flows from Operating Activities:
Net (Loss) Income	$(3,220,659)	$186,752
Adjustments to reconcile net loss (income) to cash provided by (used in) operating activities:
Depreciation and amortization	13,579	21,942
Change in allowance for bad debts	4,091	(9,931)
Loss on write off of fixed assets	782	—
Deferred financing fees amortization	139,201	31,567
Stock based compensation	32,478	27,392
Deferred income taxes	3,107,655	98,701
Change in Operating Assets & Liabilities:
Decrease (Increase) in accounts receivable	142,021	(427,416)
(Increase) Decrease in inventory	(349,159)	221,594
(Increase) in prepaid expenses and sundry receivables	(244,137)	(183,778)
Decrease in prepaid expenses and refundable income tax	2,674	2,938
Decrease in other assets	80	—
Increase (Decrease) in accounts payable and accrued liabilities	601,344	(477,495)
(Decrease) in income tax payable	—	(20,000)
Net Cash Provided by (Used in) Operating Activities	229,950	(527,734)
Cash Flows from Investing Activities:
Acquisition of property and equipment	(22,107)	(14,682)
Net Cash (Used in) Investing Activities	(22,107)	(14,682)
Cash Flows from Financing Activities:
Payments on line of credit	(2,016,355)
Proceeds from line of credit, net	—	265,859
Proceeds from note payable	1,500,000	—
Proceeds from exercise of warrant	1,426,500	—
Payment of deferred financing fees	(130,000)	—
Payments for capital lease obligations	—	(895)
Net Cash Provided by Financing Activities	780,145	264,964
Net Increase (Decrease) in Cash and Cash Equivalents	987,988	(277,452)
Cash and Cash Equivalents at Beginning of Period	140,243	309,280
Cash and Cash Equivalents at End of period	$1,128,231	$31,828
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$113,785	$151,162
Income taxes	$—	$31,000
See Notes to Condensed Consolidated Financial Statements

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three month period ended February 28, 2018 are not necessarily indicative of the results that may be expected for the entire year ending November 30, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2017. The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS
CCA Industries, Inc. (“CCA”) was incorporated in the State of Delaware on March 25, 1983.
CCA manufactures and distributes health and beauty aid products.
CCA has two wholly-owned subsidiaries, CCA Online Industries, Inc. and Continental Quest Corporation, both of which are currently inactive.

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
Accounts Receivable:
Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowance for cooperative advertising and reserves for returns which are anticipated to be taken as credits against the balances as of February 28, 2018. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.
Inventories:
Inventories are stated at the lower of cost (weighted average) or net realizable value. Product returns deemed saleable are recorded in inventory when they are received at the lower of their original cost or net realizable value, as appropriate. Obsolete inventory is written off and its value is removed from inventory at the time its obsolescence is determined.
Property and Equipment:
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
Depreciation and amortization are provided utilizing the straight-line method over the following estimated useful lives or lease terms of the assets, whichever is shorter:

Office Equipment	5-7 Years
Furniture and fixtures	3-10 Years
Tools, dies and masters	3 Years
Leasehold improvements	Remaining life of the lease (2 years, 10 months)

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
Long-Lived Assets:
Long-lived assets are assets in which the Company has an economic benefit for longer than twelve months from the date of the financial statement. Long-lived assets include property and equipment, intangible assets, deferred financing fees, deferred income taxes and other assets. The Company evaluates impairment losses on long-lived assets used in operations when events and circumstances indicate that the asset might be impaired. If the review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to its fair value. Fair value will be determined based on discounted cash flows or appraisals. Impairments are recorded in the statement of operations as part of selling, general and administrative expenses. No impairments were recorded in the three months ended February 28, 2018 and February 28, 2017.
Revenue Recognition: (See also Cooperative Advertising)
The Company recognizes sales in accordance with ASC Topic 605 “Revenue Recognition”. Revenue is recognized upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Included in sales incentives are coupons that the Company issues that are redeemed by its customers. Redemptions are handled by a coupon national clearing house. The Company also has estimated that there is an approximate six week lag in coupon redemptions, with the estimated cost recorded as an accrued liability. Although no legal right of return exists between the customer and the Company, returns, including return of unsold products, are accepted if it is in the best interests of the Company's relationship with the customer. The Company, therefore, records a reserve for returns based on the historical returns as a percentage of sales

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

in the five preceding months and specific reserve based on customer circumstances and product circumstances. Those returns which are anticipated to be taken as credits against the balances as of February 28, 2018 are offset against the accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Changes in the estimated coupon reserve and sales return reserve are recorded to Sales of health and beauty aid products - net, in the Consolidated Statement of Operations.
Cooperative Advertising:
Cooperative advertising is accrued based on a combination of new contracts given to the customers in the current fiscal year, along with what is left open from prior years. Specific new contracts in the current fiscal year are identified as sales incentives (see sales incentives) and those contracts reduce revenues for the current period. The open balances for all years open are reduced throughout the year by either the customer advertising and submitting the proof according to the contract or by customer post audit adjustments that finalize any amount due. Any item open more than three years is closed unless management believes that a deduction may still be taken by the customer. As a result of completion of customer post audit reviews, open cooperative advertising that was accrued for in previous years was decreased by $133,833 and $204,598, respectively, in the first quarter of fiscal 2018 and 2017. The balance of the remaining open cooperative advertising is allocated between accrued liabilities and the allowance for cooperative advertising based on the customer's open accounts receivable balance.
Sales Incentives:
The Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expense. These accounting adjustments do not affect net income.
Shipping Costs:

The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. Shipping costs included for the three months ended February 28, 2018 and February 28, 2017 were $98,150 and $81,466, respectively.
Advertising Costs:
The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the three months ended February 28, 2018 and February 28, 2017 were $349,743 and $482,215, respectively.
Research and Development Costs:
The Company's policy for financial reporting is to charge research and development costs to expense as incurred. Research and development costs for the three months ended February 28, 2018 and February 28, 2017 were $14,514 and $13,082, respectively.
Income Taxes:
Income taxes are accounted for under ASC Topic 740 “Income Taxes”, which utilizes the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the losses incurred in fiscal 2015 and prior years, the benefit of which will be carried forward into future tax years. Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized. Management has estimated that it will utilize the entire deferred tax asset in future years based on anticipated future profitability.  However, anticipated future profitability may be impacted if the Company’s sales decrease from current levels or due to other factors discussed under Item 1A - Risk Factors in our Fiscal 2017 Annual Report on Form 10-K filed with the Securities

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and Exchange Commission as supplemented in this Form 10-Q. Beginning in the first quarter of fiscal 2018, in accordance with ASU 2015-17, all deferred tax assets and liabilities have been recorded as a long term asset. Previously, the portion that management expected to utilize in the twelve months following the end of the period was recorded as a short term asset, and the portion that management expected to utilize in periods beyond the twelve months was recorded as a long term asset. The Company reclassified $2,079,988 of net deferred tax assets that was originally recorded as a current asset as of November 30, 2017 to non-current in conformity with the requirement to report the changes required by ASU 2015-17 on a retrospective basis.

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of February 28, 2018 and November 30, 2017. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
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
Stock Options:
ASC Topic 718, “Stock Compensation,” requires stock grants to employees to be recognized in the consolidated statement of income based on their fair values. The Company issued stock options in fiscal 2018 and 2017, see Note 12 for details.
Recent Accounting Pronouncements:
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we are still evaluating the impact of our pending adoption of the new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4 - INVENTORIES
The components of inventory consist of the following:

	February 28, 2018	November 30, 2017
Raw materials	$244,947	$231,558
Finished goods	1,983,043	1,647,273
	$2,227,990	$1,878,831

NOTE 5 - PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	February 28, 2018	November 30, 2017
Furniture and equipment	$182,237	$163,062
Tools, dies and masters	127,361	127,361
Capitalized lease obligations	—	15,286
Leasehold improvements	2,932	—
	312,530	305,709
Less: Accumulated depreciation	164,046	164,780
Property and Equipment—Net	$148,484	$140,929

Depreciation expense for the three months ended February 28, 2018 and February 28, 2017 amounted to $13,482 and $21,846, respectively.

NOTE 6 - INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for ten product lines.

	February 28, 2018	November 30, 2017
Patents and trademarks	$578,937	$578,937
Less: Accumulated amortization	146,425	146,617
Intangible Assets - Net	$432,512	$432,320

Patents are amortized on a straight-line basis over their legal life of 17 years. Trademarks have an indefinite life and are reviewed annually for impairment or more frequently if impairment indicators occur. Amortization expense for the three months ended February 28, 2018 and 2017 amounted to $97 and $96, respectively. Estimated amortization expenses for the years ending November 30, 2019, 2020, 2021, 2022 and 2023 are $388, $243, $243, $243 and $0, respectively.

NOTE 7 - ACCRUED EXPENSES
The following items which exceeded 5% of total current liabilities are included in accrued expenses as of:

	February 28, 2018	November 30, 2017
Co-operative advertising	$1,036,618	$1,122,904
Accrued Bonus	$385,166	$400,166
Accrued Media Advertising	$223,775	*

* Less than 5% of total current liabilities

The following items which exceeded 5% of total long-term liabilities are included in accrued expenses as of:

	February 28, 2018	November 30, 2017
Sub-lease rent differential	$244,864	$220,509

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

Pursuant to the Credit Agreement, all outstanding amounts under the Revolving Loan bore interest at the 30 day LIBOR rate plus 6% per annum, payable monthly in arrears. The Company was also required to pay a monthly unused line fee and collateral management fee. The commitment under the Credit Agreement would have expired three years after the Closing Date. The Revolving Loan and all other amounts due and owing under the Credit Agreement and related documents were secured by a first priority perfected security interest in, and lien on, substantially all of the assets of the Company. Amounts available for borrowing under the Line of Credit equaled the lesser of the Borrowing Base (as defined below), and $5,500,000, in each case, as the same is reduced by the aggregate principal amount outstanding under the Line of Credit. “Borrowing Base” under the Loan Agreement means, generally, the amount equal to (i) 85% of the Company’s eligible accounts receivable, plus (ii) 65% of the value of eligible inventory, less (iii) certain reserves. The Credit Agreement contained customary representations, warranties and covenants on the part of the Company, including a financial covenant requiring the Company to maintain a fixed charge coverage ratio of no less than 1.0 to 1.0. The Credit Agreement imposed an early termination fee and also provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement. The Company repaid the Revolving Loan in full on February 5, 2018 and terminated the Credit Agreement. The Company paid an early termination charge of $55,000 as provided by the Credit Agreement.

On February 5, 2018 the Company entered into the Revolving Credit, Term Loan and Security Agreement (the “2018 Credit Agreement”) with PNC Bank, National Association ("PNC"). The 2018 Credit Agreement provides for a term loan in an amount of $1,500,000 (the “Term Loan”) and a revolving line of credit up to a maximum of $4,500,000 (the “2018 Revolving Loan” and together with the Term Loan, the “Loans”). The proceeds of the Loans were used to

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

pay off the Company's existing debt with CNH Finance Fund I, L.P., formerly known as SCM Specialty Finance Opportunities Fund, L.P. (“CNH”), and for general working capital purposes. The Term Loan is payable in consecutive monthly installments of $31,250 commencing March 1, 2018 and bears interest, at the election of the Company, at either the PNC base rate plus 1% or 30, 60 or 90 day LIBOR rate plus 3.50%. All outstanding amounts under the 2018 Revolving Loan bear interest, at the election of the Company, at either the PNC base rate plus 0.25% or 30, 60 or 90 day LIBOR rate plus 2.75%, payable monthly in arrears. The Company is also required to pay a quarterly unused line fee and collateral management fee. The commitment under the 2018 Credit Agreement expires three years after the Closing Date. The Loans and all other amounts due and owing under the 2018 Credit Agreement and related documents are secured by a first priority perfected security interest in, and lien on, substantially all of the assets of the Company. Amounts available for borrowing under the Revolving Loan equal the lesser of the Borrowing Base (as defined below), and $4,500,000, in each case, as the same is reduced by the aggregate principal amount outstanding under the 2018 Revolving Loan. “Borrowing Base” under the Credit Agreement means, generally, the amount equal to (i) 85% of the Company’s eligible accounts receivable, plus (ii) 65% of the value of eligible inventory, less (iii) certain reserves. The 2018 Credit Agreement contains customary representations, warranties and covenants on the part of the Company, including a financial covenant requiring the Company to maintain a fixed charge coverage ratio of no less than 1.10 to 1.0. The 2018 Credit Agreement also provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement, as a result of which amounts due under the 2018 Credit Agreement may be accelerated. On the Closing Date, the Company borrowed the entire $1,500,000 Term Loan. These amounts were used, in part, to pay off the total amount due under the Company's Credit and Security Agreement with CNH . The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Form 8-K filed by the Company with the SEC on February 8, 2018.
NOTE 9 - OTHER INCOME
Other income consists of the following:

	Three Months Ended
	February 28, 2018	February 28, 2017
Royalty income	$3,000	$3,000
Miscellaneous	1,074	1,073
Total Other Income	$4,074	$4,073

NOTE 10 - 401(K) PLAN
The Company has a 401(K) Profit Sharing Plan for its employees. The plan requires six months of service in order to be eligible to participate. Employees must be 21 years or older to participate. Employees may make salary reduction contributions up to 25% of compensation not to exceed the federal government limits. The Plan allows for the Company to make discretionary contributions. Beginning February 1, 2017, the Company began matching employee contributions to their 401(K) account up to 3% of the employee's compensation. For the three months ended February 28, 2018 and February 28, 2017, the Company contributed $20,199 and $1,514, respectively, to the 401(K) Profit Sharing Plan for its employees.
NOTE 11 - INCOME TAXES

CCA and its subsidiaries file a consolidated federal income tax return.
The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of February 28, 2018 and February 28, 2017. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

As a result of the enactment by the United States Government of public law 115-97, an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (formerly known as the Tax Cut and Jobs Act of 2017), federal corporate tax rates for periods beginning after January 1, 2018 have been reduced to 21%. The Company's federal rate was previously 34%. The Company values its deferred tax assets and liabilities using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The Company, prior to the enactment of public law 115-97, had valued its deferred tax assets and liabilities at a combined federal and state tax rate of 36.45%. Due to the corporate tax rate change, the Company has now determined that its deferred tax assets and liabilities should be valued based on an estimated future tax rate of 24.13%, effective in the first quarter of fiscal 2018.

The SEC issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of public law 115-97. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. To the extent that a company’s accounting for certain income tax effects of public law 115-97 is incomplete but is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. The change in rate caused the Company to record an additional tax expense as part of the provision for income tax in the first quarter of fiscal 2018. In addition, ASU 2015-17 is effective with the first quarter of fiscal 2018 which requires that all deferred tax assets be classified as long-term. The Company as of November 30, 2017 had $2,079,988 of deferred tax assets that were recorded as a current asset. This amount has been retrospectively reclassified as a non-current asset as of November 30, 2017.

The following chart shows the effect of the tax rate change on the Company's Consolidated Statements of Operations:

	Previous 36.45% Rate	Effect of Rate Change	New 24.13% Rate
Loss before provision for Income Taxes	$(107,189)	$—	$(107,189)
(Benefit) provision for Income Taxes	(36,676)	3,150,146	3,113,470
Net Loss	$(70,513)	$(3,150,146)	$(3,220,659)

Loss per Share:
Basic	(0.01)	(0.44)	(0.45)
Diluted	(0.01)	(0.44)	(0.45)

Weighted Average Shares Outstanding:
Basic	7,126,684	7,126,684	7,126,684
Diluted	7,126,684	7,126,684	7,126,684

The following chart shows the calculation of the previous tax rate and the new tax rate:

	Previous Rate	New Rate
Federal rate	34.00%	21.00%
State rate, net of federal tax benefit	2.45%	3.13%
Total	36.45%	24.13%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A portion of the loss carry forward deferred tax asset was valued at a slightly higher blended rate of 25.19%, due to the tax law taking effect on January 1, 2018.

The deferred compensation amount is from the issuance of stock options (see Note 12 - Stock Based Compensation), and will be realized in future years if the options are exercised.

At February 28, 2018 and November 30, 2017, respectively, the Company had temporary differences arising from the following:

	February 28, 2018		November 30, 2017
Type	Amount	Deferred Tax	Amount	Deferred Tax
Depreciation	$(391,637)	$(94,496)	$(378,580)	$(137,992)
Reserve for bad debts	23,788	5,740	6,629	2,416
Reserve for returns	209,300	50,501	246,513	89,854
Accrued returns	96,114	23,191	109,646	39,966
Reserve for obsolete inventory	145,797	35,178	158,269	57,689
Vacation accrual	59,297	14,307	70,856	25,827
Alternative minimum tax carry forward	—	122,360	—	122,360
Deferred compensation	519,539	125,356	487,061	177,534
Bonus obligation unpaid	400,166	96,554	400,166	145,861
Charitable contributions	312,343	75,363	305,633	111,403
Section 263A costs	57,296	13,825	48,317	17,612
Loss carry forward	24,418,338	5,926,785	24,279,259	8,849,789
Net deferred tax asset	$25,850,341	$6,394,664	$25,733,769	$9,502,319

Income tax expense (benefit) is made up of the following components:

	Three Months Ended
	February 28, 2018	February 28, 2017
Current tax - Federal	$—	$11,000
Current tax - State & Local	2,674	2,939
Deferred tax	3,110,796	98,701
Total income tax expense	$3,113,470	$112,640

Prepaid and refundable income taxes are made up of the following components:

Prepaid and refundable income taxes	Federal	State & Local	Total
February 28, 2018	$1,015	$34,464	$35,479
November 30, 2017	$1,015	$37,138	$38,153

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes computed at the statutory rate to the effective rate for the three months ended February 28, 2018, and February 28, 2017 is as follows:

	Three Months Ended		Three Months Ended
	February 28, 2018		February 28, 2017
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Provision for income taxes at federal statutory rate	$(22,510)	21.00%	$101,793	34.00%
Changes in provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	(3,355)	3.13%	7,335	2.45%
Change in tax rate related to future deferred tax benefits	3,150,147	(2,938.87)%	—	—%
Non-deductible expenses and other adjustments	(10,812)	10.09%	3,512	1.17%
Provision for income taxes at effective rate	$3,113,470	(2,904.65)%	$112,640	37.62%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The Company adheres to the provisions of ASC Topic 718, "Stock Compensation" which requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the financial statements.
The Company recorded a charge against earnings in the amount of $32,478 for the three months ended February 28, 2018 and $27,392 for the three months ended February 28, 2017 for all outstanding stock options granted.
On January 4, 2018, the Company granted incentive stock options for 7,500 shares to an employee of the Company at $3.15 per share, which was the closing price of the Company's stock on that day. The options vest in equal 20% increments beginning one year after the date of grant, and for each of the four subsequent anniversaries of such date. The options expire on January 3, 2028. The Company had estimated the fair value of the options granted to be $11,692 as of the grant date.
The fair value of the stock option granted were estimated on the date of the grant using a Black-Scholes valuation model and the assumptions in the following table:

	Assumptions:
Option Grant Date	Risk-free Interest Rate	Dividend Yield	Stock Volatility	Option Term (years)
January 4, 2018	1.82%	—%	37.63%	10

As of February 28, 2018, there were 353,800 stock options outstanding that were exercisable. The total compensation cost of non-vested stock option awards that has not yet been recognized was $542,036 as of February 28, 2018. The weighted average period over which the unrecognized compensation is expected to be recognized is 43 months.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding at November 30, 2016	564,000	$3.25	5.8	—
Granted	307,500	$3.30
Exercised	—
Canceled or Forfeited	—
Outstanding at November 30, 2017	871,500	$3.27	6.0
Granted	7,500	$3.15	—	—
Exercised	—	—	—	—
Canceled or Forfeited	82,500	$3.35	—	—
Outstanding and expected to vest at February 28, 2018	796,500	$3.26	6.0	—

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - (LOSS) INCOME PER SHARE
Basic (loss) earnings per share is calculated using the average number of common shares outstanding. Diluted (loss) earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock method”.

	Three Months Ended
	February 28, 2018	February 28, 2017
Net (loss) income available for common shareholders	$(3,220,659)	$186,752
Weighted average common shares outstanding-Basic	7,126,684	7,006,684
Net effect of dilutive stock options	—	—
Weighted average common shares and common shares equivalents—Diluted	7,126,684	7,006,684

(Loss) Earnings per Share:
Basic	$(0.45)	$0.03
Diluted	$(0.45)	$0.03

For the three months ended February 28, 2018 and February 28, 2017, there were 796,500 and 550,000 shares, respectively, underlying previously issued stock options, and 1,442,744 and 1,892,744 of shares underlying warrants, respectively, that were excluded from the calculation of diluted (loss) income per share because the effects of such shares were anti-dilutive.

NOTE 14 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. Capital Preservation Solutions, LLC is owned by Lance Funston, the Company's Chairman of the Board and Chief Executive Officer, and is also the managing partner of Capital Preservations Holdings, LLC which owns common stock and all of the Company's Class A common stock. Contemporaneously with the signing of the Agreement, the Company issued a Warrant to Purchase Common Stock (the “Warrant”) to Capital whereby Capital may acquire upon exercise of the Warrant 1,892,744 shares of the Company’s Common Stock. The Warrant may be exercised in whole or in part at any time during the exercise period which is five years from the date of the Warrant. The Warrant bears a purchase price of $3.17 per share, subject to adjustments. The working capital line of credit and term loan principal balances were repaid on December 4, 2015 (see Note 8 - Debt Agreement for further information). On February 5, 2018, Capital Preservation Solutions, LLC exercised 450,000 of the warrants for proceeds of $1,426,500. The remaining balance of 1,442,744 shares underlying the Warrant remain outstanding.
The Company signed an agreement in December 2014 with Funston Media Management Services, Inc. ("FMM"), which is owned by Lance Funston, the Company's Chairman of the Board and Chief Executive Officer. The agreement provided for FMM to provide consumer advertising purchasing services and brand management for the Company. The agreement ended on November 19, 2015. The Company signed a new agreement in December 2015 with FMM. The agreement provided for FMM to provide consumer advertising purchasing services and brand management for a fee equal to 10.0% of the advertising costs with no minimum fee or monthly management fee. The agreement automatically renews unless canceled by the Company or FMM. The Company incurred costs of $20,539

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and $30,903, respectively for the quarters ended February 28, 2018 and February 28, 2017 for fees to FMM. As of February 28, 2018 , there were unpaid fees of $20,435 due to FMM.
On March 23, 2017, the Company entered into a License Agreement (the “Agreement”) with Ultimark Products, Inc. (“Ultimark”) for the exclusive right to manufacture, market and sell the Porcelana brand of skin care products. The Company’s Chairman of the Board and Chief Executive Officer, Lance Funston, is also the Chairman of the Board and Chief Executive Officer of Ultimark. Porcelana is designed to reduce dark spots and brighten the skin. Under the Agreement, the Company acquired the exclusive right and license to use the Porcelana brand, formulas, packaging designs and trademarks (collectively, the “Porcelana Brand”) in connection with the design, development, manufacture, advertising, marketing, promotion, offering, sale and distribution of Porcelana products worldwide. In addition, the Company shall purchase all good and saleable inventory of Porcelana products in Ultimark’s possession or control as of April 1, 2017 at Ultimark’s cost, without markup. The Agreement has a term of one year, effective April 1, 2017 and ending March 31, 2018. The Agreement may be renewed, at the Company’s option, for up to two additional one-year terms. The Company renewed the Agreement for an additional one-year term. The Agreement requires the Company to pay Ultimark a royalty of 10% on the gross sales of Porcelana products manufactured and sold under the Agreement. Royalties are payable quarterly, commencing the first fiscal quarter in which Porcelana products are sold pursuant to the Agreement. There is no minimum royalty for any period under the Agreement. In addition, the Company has the option to purchase the Porcelana Brand from Ultimark during the term of the Agreement for an amount not to exceed $3.2 million, subject to a fairness opinion. In the event of such purchase, the Agreement shall thereafter terminate and no further royalties or compensation will be due thereunder. The Company incurred costs of $32,806 for the three months ended February 28, 2018 for royalties under the Agreement.
In June 2017, the Company rented office space at 193 Conshohocken State Road, Penn Valley, Pennsylvania. The Company paid a monthly rental of $1,000 per month during fiscal 2017 commencing June 2017. The rent is increased to $2,500 per month for fiscal 2018. The building is owned by Lance Funston, the Company's Chairman of the Board and Chief Executive Officer. The Company's Pennsylvania offices house its marketing and sales staff, as well as the office of the Chief Executive Officer. There is no written lease for the facility.

NOTE 16 - SUBSEQUENT EVENTS

On March 16, 2018, K.E.L.K. Corp. formerly known as Solar Sense Corporation ("Solar") filed a complaint in the United States District Court for the Middle District of Florida, Tampa Division. The complaint alleges that the Company violated provisions of the license agreement between the Company and Solar granting the Company the right to market products utilizing certain trademarks under the license agreement. The Company's management does not believe the lawsuit has any merit and intends to vigorously defend against any claims. The Company does not actively sell any products under the license agreement with Solar.

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
Overview
For the three months ended February 28, 2018, the Company had a net loss of $3,220,659, and loss per share, basic and fully diluted of $0.45 as compared to a net income of $186,752, and earnings per share, basic and fully diluted of $0.03 for the same period in fiscal 2017. The Company had a number of factors that affected its earnings for the first quarter of fiscal 2018:

▪
Due to changes in the tax law that were enacted effective January 1, 2018, the Company's tax rate decreased from 36.45% to 24.13% resulting in the Company revaluing its deferred tax assets. The change in the tax rate resulted in the Company recording an additional tax expense of $3,150,146 in the first quarter of fiscal 2018. This tax expense is a non-cash item and will not have any effect on the Company's current cash flow.

▪
The Company moved its master broker sales representation to Advantage Sales and Marketing ("Advantage"), effective January 15, 2018. In conjunction with that, the Company also moved its warehousing operations from Geodis Contract Logistics (formerly OHL) to Casestack, Inc., effective January 15, 2018. The Geodis warehouse was located in Plainfield, Indiana. The Casestack, Inc. warehouse is located outside of Scranton, Pennsylvania. The Company believes that this change allows the Company to regain distribution that was lost over the past four years and lead to better implementation of its co-operative advertising programs with retailers. However, the move did result in decreased order fulfillment during the month of January 2018. Order fulfillment is back to normal levels as of March 1, 2018.

▪	Additional charges during the first quarter of fiscal 2018 due to moving its offices to a smaller facility in December 2017 and sub-leasing the old facility.

▪
Entering into a new credit agreement with PNC Bank, National Assocciation on February 5, 2018, and paying off the balance of the Revolving Loan with CNH resulting in a write-off of the balance of deferred financing fees incurred with the CNH facility and termination charges.

As of February 28, 2018, the Company had $6,717,242 in current assets and $4,569,533 in current liabilities.
Operating Results for the Three Months Ended February 28, 2018
For the three months ended February 28, 2018, the Company had total revenues of $3,998,424 and a net loss of $3,220,659 after a provision for tax of $3,113,470. For the same three month period in fiscal 2017, total revenues were $4,269,151 and net income was $186,752 after a provision for tax of $112,640. The basic and fully diluted loss per share was $0.45 for the three months ended February 28, 2018, as compared to earnings per share of $0.03 for the same period in fiscal 2017. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the first quarter of fiscal 2018 were reduced by $90,350, comprised of cooperative advertising recorded as sales incentives of $223,210 and coupons of $973 reduced by $133,833 to close out unused cooperative advertising contracts from fiscal 2015.

In the same period of the prior year, net sales were reduced by $9,366, which was comprised of cooperative advertising recorded as sales incentives of $210,417 and coupons of $3,547. Trade promotion was offset by the amount of sales incentives that reduced net sales. These accounting adjustments under ASC Topic 605-10-S99 do not affect net (loss) income.
The Company’s net sales of health and beauty aid products decreased $270,728 to $3,994,350 for the three months ended February 28, 2018 from $4,265,078 for the three months ended February 28, 2017, a decrease of 6.3%. Sales returns and allowances, not including sales incentives, were 5.5% of gross sales or $237,604 for the three months ended February 28, 2018 as compared to 10.1% or $479,871 for the same period last year. Sales returns were higher in the first quarter of fiscal 2017 due to product discontinuations at that time. Sales incentives consists of co-operative advertising with the Company’s retail partners and coupons. Sales incentives was $90,350, in the first quarter 2018 as compared to $9,366 for the same period in 2017, an increase of $80,984. The increase in the first quarter of fiscal 2018 includes the write off of $133,833 of co-operative advertising commitments from fiscal 2015 which caused a reduction in sales incentives for the quarter. The write off and resulting reduction was to close out cooperative advertising contracts from fiscal year 2015 that the Company determined would not be utilized. The cost of the coupons issued by the Company was $973 for the first quarter 2018 as compared to $3,547 for the same period in 2017. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.
The Company’s net sales, by category, for the first quarter 2018 as compared to the same quarter in fiscal 2017 were:

	Three Months Ended February 28
	2018		2017
Category	Net Sales	%TTL	Net Sales	%TTL
Skin Care	$1,995,927	50.0%	$1,925,214	45.1%
Oral Care	1,307,637	32.7%	1,921,166	45.0%
Nail Care	10,587	0.3%	142,903	3.4%
Miscellaneous	173,592	4.3%	275,865	6.5%
Fragrance	506,607	12.7%	(70)	—%
Total Net Sales	$3,994,350	100%	$4,265,078	100.0%
Net sales were affected by the following factors:

•
Overall sales were affected by the transition from the Emerson Group to Advantage Sales and Marketing on January 15, 2018. In addition, the Company moved its finished goods warehouse from Geodis Contract Logistics, an Emerson contracted facility in Plainfield, Indiana to a Casetack, Inc. facility in Scranton, Pennsylvania as of the same date. This resulted in a significant decrease in order fulfillment in the month of January 2018. Order fulfillment is back to normal levels as of March 1, 2018.

•
Net sales of skin care products increased $70,713 for the three months ended February 28, 2018, as compared to the same period in 2017. The increase in net sales was due primarily to product sales under the Porcelana brand. The Company entered into a license agreement for the Porcelana skin care brand, effective April 1, 2017 (see Note 14 - Certain Relationships and Related Transactions for further information on the license agreement).

•
Net sales of oral care products decreased $613,529 for the three months ended February 28, 2018 as compared to the same period in fiscal 2017. The decrease in net sales was due to the decrease in order fulfillment in January 2018 and some lost distribution.

•
Net sales of nail care products decreased $132,316 for the three months ended February 28, 2018 as compared to the same period in fiscal 2017. The Company has noted in previous filings that it is planning on re-launching Nutra Nail during fiscal 2018.

•
Net sales of miscellaneous products decreased $(102,273) for the three months ended February 28, 2018 as compared to the same period in fiscal 2017. The decrease was among smaller brands of the Company, and largely due to the decreased order fulfillment in January 2018.

Gross profit margins decreased to 58.7% for the three months ended February 28, 2018 from 60.0% for the same period in fiscal 2017. The gross margin was lower in the first quarter 2018 due to the decreased order fulfillment in January 2018, resulting in overhead contained with the cost of goods being applied against lower gross sales. The Company expects that the gross profit margins will increase in subsequent quarters in fiscal 2018.
Selling, general and administrative expenses for the three months ended February 28, 2018 were $1,845,239 as compared to $1,625,378 for the three months ended February 28, 2017, an increase of $219,861. The increase in expenses is comprised of:

•	Personnel costs increased approximately $57,190 in the first quarter of fiscal 2018 as compared to the same period in fiscal 2017 due to the addition of sales and marketing positions.

•
Rent costs increased in the first quarter of fiscal 2018 as compared to the same period in fiscal 2017 due to the move of the Company's offices at 65 Challenger Road, Ridgefield Park, New Jersey to smaller offices at 1099 Wall Street West, Lyndhurst, New Jersey. The Ridgefield Park office was sub-let. The move and sub-let resulted in the following charges:

◦
An expense of $94,992 for the difference between the rent due under the Ridgefield Park office master lease and the sub-let, over the course of the balance of the lease term. Accounting rules require this to be accrued at the time of the sub-let, and then amortized over the remaining life of the lease.

◦	Real estate commissions of $24,420 for the sub-lease of the Ridgefield Park office.

◦	The Company expects an overall savings on rent costs in subsequent quarters, as the rent on the Lyndhurst, New Jersey facility is significantly less than the Ridgefield Park facility.

•	Moving costs to move the office from Ridgefield Park to Lyndhurst of $15,100.

•	Moving costs of $24,805 to move the finished goods inventory from the Geodis facility in Plainfield, Indiana to the Casestack, Inc. facility in Scranton, Pennsylvania.

•	The balance of the increase or decrease in expense comprised a number of smaller expense categories.
Advertising, cooperative and promotions expenses for the three months ended February 28, 2018 were $349,743 as compared to $482,215 for the three months ended February 28, 2017. The decreased expense of $132,472 was due to the timing of the Company's television advertising. The Company anticipates its full year fiscal 2018 advertising spend to be higher than fiscal 2017. The Company's principal advertising is for the Bikini Zone, Sudden Change and Plus White brands.
Research and development costs increased to $14,514 in the first quarter of fiscal 2018 as compared to $13,082 for the same period in fiscal 2017. The Company outsources most of the Company's products development efforts.
Interest expense for the three months ended February 28, 2018 was $243,063 as compared to $151,161 for the same period in fiscal 2017. Interest expense was higher in the first quarter of fiscal 2018 due to the write off of $112,277 of deferred financing fees from the CNH credit facility which was repaid in full on February 5, 2018 (see Note 8 - Debt Agreement for further information on the CNH credit facility and the new credit facility with PNC).
The loss before provision for income taxes was $107,189 for the quarter ended February 28, 2018, and the provision for income tax was $3,113,470. The provision for income tax had an effective rate for the first quarter of fiscal 2018 of (2,904.7)% as compared to an effective rate of 37.6% of the net income before tax for the same period in fiscal 2017. The increase was due to changes in the tax law that were effective as of January 1, 2018 (see Note 11 - Income Taxes for further information on the effects of the new tax law).

Financial Position as of February 28, 2018

As of February 28, 2018, the Company had working capital of $2,147,709 as compared to a working deficit of $349,154 as of November 30, 2017. The ratio of total current assets to current liabilities is 1.5 to 1.0 as of February 28, 2018 as compared to 0.9 to 1 as of November 30, 2017 . The working capital improved due, in part, to the payoff of the Company's line of credit balance with CNH and entering into a new credit facility with PNC. The line of credit was classified as a current liability. As of February 28, 2018, the Company's borrowings were a term loan of $1,500,000, of which $375,000 is classified as a current liability and $1,125,000 is classified as a non-current liability. The Company’s cash position at February 28, 2018 was $1,128,231, as compared to $140,243 as of November 30, 2017. As of February 28, 2018, there were no dividends declared but not paid.
Accounts receivable as of February 28, 2018 and November 30, 2017 were $2,439,405 and $2,585,517, respectively. Included in net accounts receivable are an allowance for doubtful accounts, a reserve for returns and allowances and a reduction based on an estimate of cooperative advertising that will be taken as credit against payments. The allowance for doubtful accounts was $10,720 and $6,629 for February 28, 2018 and November 30, 2017, respectively. The allowance for doubtful accounts is a combination of specific and general reserve amounts relating to accounts receivable. The general reserve is calculated based on historical percentages applied to aged accounts receivable and the specific reserve is established and revised based on individual customer circumstances.
The reserve for returns and allowances is based on the historical returns as a percentage of sales in the five preceding months and a specific reserve based on customer circumstances and product lines. This allowance decreased to $300,703 as of February 28, 2018 from $356,159 as of November 30, 2017. Of this amount, allowances and reserves of $96,114 as of February 28, 2018, which are anticipated to be deducted from future invoices, are included in accrued liabilities.
Gross receivables were further reduced by $259,157 as of February 28, 2018, which was reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against current accounts receivable balances. In addition, accrued liabilities include $1,036,618, which is an estimate of co-operative advertising expense which are anticipated to be deducted from future invoices rather than current accounts receivable.
Inventories were $2,227,990 and $1,878,831, as of February 28, 2018 and November 30, 2017, respectively. The reserve for inventory obsolescence is based on a detailed analysis of inventory movement. The inventory obsolescence reserve decreased to $145,797 as of February 28, 2018 from $158,269 as of November 30, 2017. This decrease was primarily due to the disposal of obsolete inventory during the first quarter of fiscal 2018. Changes to the inventory obsolescence reserves are recorded as an increase or decrease to cost of sales.
Prepaid expenses and sundry receivables increased to $886,137 as of February 28, 2018 from $642,000 as of November 30, 2017. The increase was due to a reserve being held by The Emerson Group, who represented the Company as its master broker and managed the Company's order to cash processes until January 15, 2018. The reserve is being held, as per the contract with Emerson, against any future customer deductions that Emerson might receive pertaining to sales of the Company's products. The terms of the Emerson contract provide for the reserve to be released two years after the termination date.
Prepaid and refundable income taxes decreased to $35,479 as of February 28, 2018, from $38,153 as of November 30, 2017 .
All deferred taxes are now recorded as a non-current asset in conformity with ASU 2005-17. The deferred income tax was $6,394,664 as of February 28, 2018 as compared to $9,502,319 as of November 30, 2017. The decrease was due to a revaluation of the deferred tax asset as a result of changes in tax law that were effective January 1, 2018 (see Note 11 - Income Taxes for further information on the tax changes).
The Company’s investment in property and equipment consisted mostly of leasehold improvements, office furniture and equipment, and computer hardware and software to accommodate our personnel in addition to tools and dies used in the manufacturing process. The Company acquired $22,107 of additional property and equipment during the three months of fiscal 2018.
Current liabilities are $4,569,533 and $5,633,898, as of February 28, 2018 and November 30, 2017 respectively. Current liabilities at February 28, 2018 consisted of accounts payable, accrued liabilities and the current portion of the note payable. As of February 28, 2018, there was $1,295,775 of open cooperative advertising commitments, of which $189,153 is from 2018, $252,465 is from 2017, $611,513 is from 2016 and $401,503 from 2015, with credits of $158,859 that had not been posted as of the end of the period. Of the total amount of $1,295,775, $259,157 is reflected as a reduction of gross accounts receivables, and $1,036,618 is recorded as an accrued expense. Cooperative advertising is advertising that is run by the retailers in which the Company shares in part of the cost. If it becomes apparent that this cooperative advertising was not utilized, the unclaimed cooperative advertising will be offset against the expense during the fiscal year in which it is determined that it did not run. This procedure is consistent with the prior year’s methodology with regard to the accrual of unsupported cooperative advertising commitments.
The Company’s long-term obligations is the long-term portion of the note payable, long term accrued liabilities and security deposits received from the sub-tenants of the Company's former facilities in East Rutherford and Ridgefield Park, New Jersey. The note payable is a term loan with PNC (see Note 8 - Debt Agreement for further information). The long term accrued liabilities are the unamortized portion of the aggregate difference between the master lease and sub-lease that had been recorded for the Company's former facilities in East Rutherford and Ridgefield Park that are applicable to periods more than one year from February 28, 2018.
Stockholders’ equity decreased to $8,145,512 as of February 28, 2018 from $9,907,193 as of November 30, 2017. The decrease was due to decreases in retained earnings as a result of the net loss in the first quarter of fiscal 2018 offset by increases in additional paid-in capital. The Company had previously issued a warrant to Capital Preservation Solutions, LLC who exercised 450,000 shares on February 5, 2018. This resulted in an increase to the common stock par value of $4,500 and an increase to additional paid-in capital of $1,422,000. The Company had previously issued options. The fair value of the stock option grants were estimated on the date of the grant using a Black-Scholes valuation model. As a result, $32,478 was recorded as a deferred compensation expense in the first quarter of fiscal 2018 and additional paid-in capital was increased by the same amount (See Note 12, Stock Based Compensation for further information).
The Company's cash flow had $229,950 that was provided by operating activities during the first quarter of fiscal 2018, as compared to $527,734 that was used in operating activities during the same period in fiscal 2017. Some of the factors that affected differences in the use of cash for operations for the first three months of fiscal 2018 as compared to the same period in fiscal 2017 were the following:

•
There was an increase in accounts receivable which increased the use of cash of $142,021 during the first quarter of fiscal 2018 as compared to a $427,416 decrease in accounts receivable during the first quarter of fiscal 2017. The increase was primarily due to lower reserves for returns.

•
Inventory increased $349,159 in the first quarter of fiscal 2018, as compared to a decrease of $221,594 in the first quarter of fiscal 2017. The inventory increase was primarily due to unfulfilled orders in January 2018 as a result of the transition to Advantage Sales and Marketing.

•
Accounts payable and accrued liabilities increased $601,344 during the first quarter of fiscal 2018, utilizing cash, as compared to a decrease of $477,495 during the first quarter of fiscal 2017. The increase was in the normal course of business.

Net cash used by investing activities was $22,107 for the first three months of fiscal 2018 for the acquisition of equipment, as compared to $14,682 during the same period in fiscal 2017. Net cash provided by financing activities during the first three months of fiscal 2018 was $780,145 as compared to $264,964 for the same period in fiscal 2017. Included in the financing activities during the three months ended February 28, 2018 were:

•	Pay off of the $2,016,355 balance of the Company's line of credit with CNH.

•	Proceed of $1,500,000 from the term loan with PNC (see Note 8 - Debt Agreement for further information).

•
Proceeds of $1,426,500 from the exercise of a portion of the warrant granted to Capital Preservation Solutions, LLC (see Note 14 - Certain Relationships and Related Transactions for further information).

•	Payment of $130,000 of deferred financing fees from the facility with PNC.
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
Our primary capital needs are working capital requirements for the purchase of inventory, to support increases in accounts receivable and to support the Company's advertising plans. As of February 28, 2018, the Company had cash of $1,128,231. The Company’s long term liabilities as of February 28, 2018 were $1,538,723 consisting of the non-current portion of the note payable of $1,125,000, long term accrued liabilities of $244,864 and security deposits received from the sub-tenants of the Company's former facilities of $168,859. The long term accrued liabilities were for a portion of its net sub-lease liabilities for its former facilities in East Rutherford and Ridgefield Park, New Jersey. The Company incurred facility exit costs as a result of exiting and subsequently sub-letting the Company's prior facilities. The exit costs included a charge as an estimate for the difference between the rent that the Company pays its East Rutherford and Ridgefield Park landlords per the master lease and the rent received from the sub-tenants over the term of the sub-lease. This charge was recorded as an accrued expense. The portion of the net sub-lease liability due greater than twelve months was reclassified as a long term liability and is amortized monthly.
The Company had no borrowings against its revolving line of credit with PNC as of February 28, 2018. The Company believes that it has sufficient resources to funds its operations over the next twelve months.
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
1 - Reserve for Returns—The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. The estimated reserve is based in part on historical returns as a percentage of gross sales. The current estimated return rate is 4.5% of gross sales. Management estimates that the returns received will be disposed of. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account.

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
4 - Deferred Taxes - The deferred taxes are an estimate of the future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the loss incurred in fiscal 2015 and prior years, the benefit of which will be carried forward into future tax years.   Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized.  Management has estimated that it will utilize the entire deferred tax asset in future years based on anticipated future profitability.  However, anticipated future profitability may be impacted if the Company’s sales decrease from current levels or due to other factors discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2018 for the year ended November 30, 2017.
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
6 - Income Taxes - The provision for income taxes is based on Management's estimate of the tax rates applicable to the Company for both federal and the various state jurisdictions that the Company files in. The Company has estimated a federal tax rate of 21.00% and a state rate, net of federal tax benefit of 3.13%, effective January 1, 2018. In addition, the Company has estimated a blended federal rate of 22.10% and a blended state rate, net of federal tax benefit of 3.08%. The blended rate has been applied to value the carry forward loss portion of the deferred tax asset that will be utilized during fiscal 2018. The estimated federal, state and blended rates are Management's reasonable estimates and the actual rate could vary when the Company files its tax returns for the 2018 fiscal year.

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
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of February 28, 2018 the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control overall financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS
On March 16, 2018, K.E.L.K. Corp. formerly known as Solar Sense Corporation ("Solar") filed a complaint in the United States District Court for the Middle District of Florida, Tampa Division. The complaint alleges that the Company violated provisions of the license agreement between the Company and Solar granting the Company the right to market products utilizing certain trademarks under the license agreement. The Company's management does not believe the lawsuit has any merit and intends to vigorously defend against any claims. The Company does not actively sell any products under the license agreement with Solar.

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

10.1
Revolving Credit, Term Loan and Security Agreement with PNC Bank, National Association is incorporated by reference to the Company's Form 8-K filed with the SEC on February 9, 2018 (SEC file number reference 001-31643).

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
Date: April 16, 2018

CCA INDUSTRIES, INC.

By:	/s/ STEPHEN A. HEIT
Stephen A. Heit Chief Financial Officer and Chief Accounting Officer, and duly authorized signatory on behalf of Registrant