Form 10-Q
period 2018-05-31
CCA INDUSTRIES INC
filed 2018-07-16
CIK 721447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2018
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
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of 07/16/2018 there were (i) 6,488,982 shares of the issuer’s common stock, par value $0.01, outstanding; and (ii) 967,702 shares of the issuer’s Class A common stock, par value $0.01, outstanding.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Part I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 31, 2018	November 30, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$90,534	$140,243
Accounts receivable, net of allowances of $1,010,722 and $540,361, respectively	2,859,056	2,585,517
Inventories, net	2,397,686	1,878,831
Prepaid expenses and sundry receivables	949,595	642,000
Prepaid and refundable income taxes	—	38,153
Total Current Assets	6,296,871	5,284,744

Property and equipment, net of accumulated depreciation	138,185	140,929
Intangible assets, net of accumulated amortization	436,805	432,320
Deferred financing fees, net of accumulated amortization	201,552	133,322
Deferred income taxes	6,453,093	9,502,319
Other	436,745	436,825
Total Assets	$13,963,251	$15,930,459

LIABILITIES AND CAPITAL
Current Liabilities:
Accounts payable and accrued liabilities	$3,961,231	$3,617,543
Income tax payable	3,534	—
Line of credit	271,637	2,016,355
Note payable - current portion	375,000	—
Total Current Liabilities	4,611,402	5,633,898

Long term accrued liabilities	244,864	220,509
Notes payable	1,031,250	—
Long term - other	168,859	168,859
Total Liabilities	6,056,375	6,023,266

Shareholders' Equity:
Preferred stock, $1.00 par, authorized 20,000,000 none issued	—	—
Common stock, $.01 par, authorized 15,000,000 shares, issued and outstanding 6,488,982 and 6,038,982 shares, respectively	64,890	60,390
Class A common stock, $.01 par, authorized 5,000,000 shares, issued and outstanding 967,702 and 967,702 shares, respectively	9,677	9,677
Additional paid-in capital	5,895,706	4,387,543
Retained earnings	1,936,603	5,449,583
Total Shareholders' Equity	7,906,876	9,907,193
Total Liabilities and Shareholders' Equity	$13,963,251	$15,930,459
See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Revenues:
Sales of health and beauty aid products - net	$4,222,986	$6,111,836	$8,217,336	$10,376,913
Other income	2,254	4,074	6,328	8,147
Total Revenues	4,225,240	6,115,910	8,223,664	10,385,060
Costs and Expenses:
Cost of sales	1,859,301	2,345,980	3,508,264	4,053,834
Selling, general and administrative expenses	2,077,702	2,058,174	3,922,942	3,683,552
Advertising, cooperative and promotional expenses	505,745	461,149	855,488	943,364
Research and development	14,879	14,250	29,393	27,332
Bad debt (recovery) expense	12,622	(724)	16,713	(10,655)
Interest expense	61,652	123,077	304,715	274,238
Total Costs and Expenses	4,531,901	5,001,906	8,637,515	8,971,665
(Loss) Income before (benefit from) provision for income taxes	(306,661)	1,114,004	(413,851)	1,413,395
(Benefit from) Provision for income taxes	(14,341)	415,454	3,099,129	528,094
Net (Loss) Income	$(292,320)	$698,550	$(3,512,980)	$885,301

(Loss) Earnings per Share:
Basic
(Loss) Income	$(0.04)	$0.10	$(0.48)	$0.13
Diluted
(Loss) Income	$(0.04)	$0.10	$(0.48)	$0.13

Weighted Average Common Shares Outstanding
Basic	7,456,684	7,006,684	7,293,497	7,006,684
Diluted	7,456,684	7,024,428	7,293,497	7,006,684
See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended May 31,
	2018	2017
Cash Flows from Operating Activities:
Net (Loss) Income	$(3,512,980)	$885,301
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	27,454	45,758
Change in allowance for bad debts	16,713	(10,655)
Loss on write off of fixed assets	782	—
Deferred financing fees amortization	61,770	63,133
Stock-based compensation	86,163	78,471
Deferred income taxes	3,049,226	500,201
Change in Operating Assets & Liabilities:
(Increase) in accounts receivable	(290,252)	(1,263,032)
(Increase) Decrease in inventory	(518,855)	144,096
(Increase) in prepaid expenses and other receivables	(307,595)	(459,831)
Decrease in prepaid income and refundable income tax	38,153	6,877
Decrease in other assets	80	—
Increase (Decrease) in accounts payable and accrued liabilities	368,042	(456,161)
Increase (Decrease) in income tax payable	3,534	(20,000)
Net Cash (Used in) Operating Activities	(977,765)	(485,842)
Cash Flows from Investing Activities:
Acquisition of plant and equipment	(25,586)	(39,506)
Purchase of intangible assets	(4,390)	—
Net Cash (Used in) Investing Activities	(29,976)	(39,506)
Cash Flows from Financing Activities:
Payment on line of credit, net	(1,744,718)	—
Proceeds from notes payable, net	1,406,250	252,354
Proceeds from exercise of warrant	1,426,500	—
Payment of deferred financing fees	(130,000)	(1,813)
Net Cash Provided by Financing Activities	958,032	250,541
Net Decrease in Cash and Cash Equivalents	(49,709)	(274,807)
Cash and Cash Equivalents at Beginning of Period	140,243	309,280
Cash and Cash Equivalents at End of Period	$90,534	$34,473
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$304,715	$274,238
Income taxes	$5,075	$41,000
See Notes to Unaudited Consolidated Financial Statements

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three and six month periods ending May 31, 2018 are not necessarily indicative of the results that may be expected for the entire year ended November 30, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2017. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS
CCA Industries, Inc. (“CCA”) was incorporated in the State of Delaware on March 25, 1983.
CCA manufactures and distributes health and beauty aid products.
CCA has one wholly-owned subsidiary, CCA Online Industries, Inc. which is currently inactive.

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
Accounts Receivable:
Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowance for cooperative advertising and reserves for returns which are anticipated to be taken as credits against the balances as of May 31, 2018. The reserve for returns may include specific reserves based on individual customer circumstances. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.
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
Depreciation and amortization are provided utilizing the straight-line method over the following estimated useful lives or lease terms of the assets, whichever is shorter:

Computer equipment	5 -7 Years
Furniture and fixtures	3-10 Years
Tools, dies and masters	3 Years
Leasehold improvements	Remaining life of the lease (2 years, 7 months)

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
Revenue Recognition: (See also Cooperative Advertising)
The Company recognizes sales in accordance with ASC Topic 605 “Revenue Recognition”. Revenue is recognized upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Included in sales incentives are coupons that the Company issues that are redeemed by its customers. Redemptions are handled by a coupon national clearing house. The Company also has estimated that there is an approximate six week lag in coupon redemptions, with the estimated cost recorded as an accrued liability. Although no legal right of return exists between the customer and the Company, returns, including return of unsold products, are accepted if it is in the best interests of the Company's relationship with the customer. The Company, therefore, records a reserve for returns based on the historical returns as a percentage of sales in the three preceding months and specific reserve based on customer circumstances and product circumstances. Those returns which are anticipated to be taken as credits against the balances as of May 31, 2018 are offset against the

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Changes in the estimated coupon reserve and sales return reserve are recorded to Sales of health and beauty aid products - net, in the Consolidated Statement of Operations.
Cooperative Advertising:
Cooperative advertising is accrued based on a combination of new contracts given to the customers in the current fiscal year, along with liabilities open from prior years. Specific new contracts in the current fiscal year are identified as sales incentives (see sales incentives) and those contracts reduce revenues for the current period. The balances for all years open are reduced throughout the year by either the customer advertising and submitting the proof according to the contract or by customer post audit adjustments that finalize any amount due. Any item open more than three years is closed unless management believes that a deduction may still be taken by the customer. The portion of cooperative advertising recorded as sales incentives was reduced by $133,762 and $267,595, respectively, in the three and six months ended May 31, 2018 to reduce open cooperative advertising contracts for 2015 for events that have been finalized. There were reductions of $204,598 and $409,196, respectively, for open cooperative advertising contracts that were finalized during the three and six months ended May 31, 2017. The balance of the remaining open cooperative advertising is allocated between accrued liabilities and the allowance for cooperative advertising based on the customer's open accounts receivable balance.
Sales Incentives:
The Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expense. These accounting adjustments do not affect net income.
Shipping Costs:

The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. Shipping costs included for the three months ended May 31, 2018 and May 31, 2017 were $205,235 and $96,778, respectively. Shipping costs included for the six months ended May 31, 2018 and May 31, 2017 were $303,385 and $178,245, respectively.
Advertising Costs:
The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the three months ended May 31, 2018 and May 31, 2017 were $505,745 and $461,149, respectively. Advertising, cooperative and promotional expenses for the six months ended May 31, 2018 and May 31, 2017 were $855,488 and $943,364, respectively.
Research and Development Costs:
The Company's policy for financial reporting is to charge research and development costs to expense as incurred. Research and development costs for the three months ended May 31, 2018 and May 31, 2017 were $14,879 and $14,250, respectively. Research and development costs for the six months ended May 31, 2018 and May 31, 2017 were $29,393 and $27,332, respectively.
Income Taxes:
Income taxes are accounted for under ASC Topic 740 “Income Taxes”, which utilizes the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the losses incurred in fiscal 2015 and prior years, the benefit of which will be carried forward into future tax years. Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized. Management has

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

estimated that it will utilize the entire deferred tax asset in future years based on anticipated future profitability.  However, anticipated future profitability may be impacted if the Company’s sales decrease from current levels or due to other factors discussed under Item 1A - Risk Factors in our Fiscal 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission as supplemented in this Form 10-Q. Beginning in the first quarter of fiscal 2018, in accordance with ASU 2015-17, all deferred tax assets and liabilities have been recorded as long-term. Previously, the portion that management expected to utilize in the twelve months following the end of the period was recorded as a short-term asset, and the portion that management expected to utilize in periods beyond the twelve months was recorded as a long-term asset. The Company reclassified $2,079,988 that was originally recorded as a current asset as of November 30, 2017 to non-current in conformity with the requirement to report the changes required by ASU 2015-17 on a retrospective basis.

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions.” Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of May 31, 2018 and November 30, 2017. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
(Loss) Earnings Per Common Share:
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
Stock Options:
ASC Topic 718, “Stock Compensation,” requires stock grants to employees to be recognized in the consolidated statement of operations based on their fair values. The Company issued stock options in fiscal 2018 and 2017; see Note 12 for details.
Recent Accounting Pronouncements:
In June 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-07, Compensation - Stock Compensation, which updated Topic 718 to include share based compensation issued to non-employees. The Company previously issued non-qualified stock option awards to its directors. The updated standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not believe that the implementation of ASU No. 2018-07 will have a material effect on its results of operations and financial condition.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we are still evaluating the impact of our pending adoption of the new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4 - INVENTORIES
The components of inventory consist of the following:

	May 31, 2018	November 30, 2017
Raw materials	$215,734	$231,558
Finished goods	2,181,952	1,647,273
	$2,397,686	$1,878,831

NOTE 5 - PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	May 31, 2018	November 30, 2017
Furniture and equipment	$184,216	$163,062
Tools, dies and masters	128,861	127,361
Capitalized lease obligations	15,286	15,286
Leasehold improvements	2,932	—
	$331,295	$305,709
Less: Accumulated depreciation	193,110	164,780
Property and Equipment—Net	$138,185	$140,929

Depreciation expense for the three months ended May 31, 2018 and May 31, 2017 amounted to $13,778 and $23,718, respectively. Depreciation expense for the six months ended May 31, 2018 and May 31, 2017 amounted to $27,260 and $45,564, respectively.

NOTE 6 - INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for ten product lines.

	May 31, 2018	November 30, 2017
Patents and trademarks	$583,327	$578,937
Less: Accumulated amortization	146,522	146,617
Intangible Assets - Net	$436,805	$432,320

Patents are amortized on a straight-line basis over their legal life of 17 years. Trademarks have an indefinite life and are reviewed annually for impairment or more frequently if impairment indicators occur. Amortization expense for the three months ended May 31Three Months Ended May 31,, 2018 and 2017 amounted to $97 and $97, respectively. Amortization expense for the six months ended May 31, 2018 and May 31, 2017 amounted to $194 and $194 , respectively. Estimated amortization expenses for the years ending November 30, 2019, 2020, 2021, 2022 and 2023 are $388, $243, $243, $243 and $0, respectively.

NOTE 7 - ACCRUED EXPENSES
The following items which exceeded 5% of total current liabilities are included in accrued expenses as of:

	May 31, 2018	November 30, 2017
Co-operative advertising	$996,940	$1,122,904
Accrued bonuses *	$—	$400,166

* represents less than 5% as of total current liabilities

The following items which exceeded 5% of total long-term liabilities are included in long-term accrued expenses as of:

	May 31, 2018	November 30, 2017
Sub-lease rent differential	$244,864	$220,509

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On February 5, 2018 the Company entered into the Revolving Credit, Term Loan and Security Agreement (the “2018 Credit Agreement”) with PNC Bank, National Association ("PNC"). The 2018 Credit Agreement provides for a term loan in an amount of $1,500,000 (the “Term Loan”) and a revolving line of credit up to a maximum of $4,500,000 (the “2018 Revolving Loan” and together with the Term Loan, the “Loans”). The proceeds of the Loans were used to pay off the Company's existing debt with CNH Finance Fund I, L.P., formerly known as SCM Specialty Finance Opportunities Fund, L.P. (“CNH”), and for general working capital purposes. The Term Loan is payable in consecutive monthly installments of $31,250 commencing March 1, 2018 and bears interest, at the election of the Company, at either the PNC base rate plus 1% or 30, 60 or 90 day LIBOR rate plus 3.50%. All outstanding amounts under the 2018 Revolving Loan bear interest, at the election of the Company, at either the PNC base rate plus 0.25% or 30, 60 or 90 day LIBOR rate plus 2.75%, payable monthly in arrears. The Company is also required to pay a quarterly unused line fee and collateral management fee. The commitment under the 2018 Credit Agreement expires three years after the Closing Date. The Loans and all other amounts due and owing under the 2018 Credit Agreement and related documents are secured by a first priority perfected security interest in, and lien on, substantially all of the assets of the Company. Amounts available for borrowing under the Revolving Loan equal the lesser of the Borrowing Base (as defined below), and $4,500,000, in each case, as the same is reduced by the aggregate principal amount outstanding under the 2018 Revolving Loan. “Borrowing Base” under the Credit Agreement means, generally, the amount equal to (i) 85% of the Company’s eligible accounts receivable, plus (ii) 65% of the value of eligible inventory, less (iii) certain reserves. The 2018 Credit Agreement contains customary representations, warranties and covenants on the part of the Company, including a financial covenant requiring the Company to maintain a fixed charge coverage ratio of no less than 1.10 to 1.0. Due to the Company's loss in the second quarter of fiscal 2018, the fixed charge coverage ration was less than the amount provided for in the covenant. PNC has waived the fixed charge ratio covenant for the second quarter of fiscal 2018. The 2018 Credit Agreement also provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement, as a result of which amounts due under the 2018 Credit Agreement may be accelerated. On the Closing Date, the Company borrowed the entire $1,500,000 Term Loan. These amounts were used, in part, to pay off the total amount due under the Company's Credit and Security Agreement with CNH . The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Form 8-K filed by the Company with the SEC on February 8, 2018.

NOTE 9 - OTHER INCOME
Other income consists of the following:

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
Royalty income	$2,254	$3,000	$6,000	$6,000
Miscellaneous	—	1,074	328	2,147
Total Other Income	$2,254	$4,074	$6,328	$8,147

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

	Three Months Ended		Six Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Company Contributions	$6,392	$6,130	$26,591	$7,642

NOTE 11 - INCOME TAXES

CCA and its subsidiaries file a consolidated federal income tax return.
The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of May 31, 2018 and May 31, 2017. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
As a result of the enactment by the United States Government of public law 115-97, an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (formerly known as the Tax Cut and Jobs Act of 2017), federal corporate tax rates for periods beginning after January 1, 2018 have been reduced to 21%. The Company's federal rate was previously 34%. The Company values its deferred tax assets and liabilities using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The Company, prior to the enactment of public law 115-97, had valued its deferred tax assets and liabilities at a combined federal and state tax rate of 36.45%. Due to the corporate tax rate change, the Company determined that its deferred tax assets and liabilities should be valued based on an estimated future tax rate of 24.13%, effective in the first quarter of fiscal 2018.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A portion of the loss carry forward deferred tax asset was valued at a slightly higher blended rate of 25.19%, due to the tax law taking effect on January 1, 2018.
The deferred compensation amount is from the issuance of stock options (see Note 12 - Stock-Based Compensation), and will be realized in future years if the options are exercised.

At May 31, 2018 and November 30, 2017, respectively, the Company had temporary differences arising from the following:

	May 31, 2018		November 30, 2017
Type	Amount	Deferred Tax	Amount	Deferred Tax
Depreciation	$(417,190)	$(100,661)	$(378,580)	$(137,992)
Reserve for bad debts	23,342	5,632	6,629	2,416
Reserve for returns	738,309	178,142	246,513	89,854
Accrued returns	162,646	39,244	109,646	39,966
Reserve for obsolete inventory	150,102	36,217	158,269	57,689
Vacation accrual	32,719	7,895	70,856	25,827
Alternative minimum tax carry forward	—	122,360	—	122,360
Deferred Compensation	573,224	138,310	487,061	177,534
Bonus obligation unpaid	—	—	400,166	145,861
Charitable contributions	314,843	75,967	305,633	111,403
Section 263A costs	61,660	14,878	48,317	17,612
Loss carry forward	24,511,083	5,935,109	24,279,259	8,849,789
Net deferred tax asset	$26,150,738	$6,453,093	$25,733,769	$9,502,319

Income tax expense (benefit) is made up of the following components:

	Three Months Ended		Six Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017

Current tax - Federal	$—	$5,000	$—	$16,000
Current tax - State & Local	2,675	2,938	5,349	5,877
Deferred tax	(17,016)	407,516	3,093,780	506,217
Total Income Tax Expense	$(14,341)	$415,454	$3,099,129	$528,094

Prepaid and refundable income taxes are made up of the following components:

Prepaid and refundable income taxes	Federal	State & Local	Total
November 30, 2017	$1,015	$37,138	$38,153

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Income taxes payable are made up of the following components:

Income Taxes Payable	Federal	State & Local	Total
May 31, 2018	$—	$3,534	$3,534

A reconciliation of the provision for income taxes computed at the statutory rate to the effective rate for the three months and six months ended May 31, 2018, and May 31, 2017 is as follows:

	Three Months Ended		Three Months Ended
	May 31, 2018		May 31, 2017
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Provision for income taxes at federal statutory rate	$(64,399)	21.00%	$378,761	34.00%
Changes in provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	(9,598)	3.13%	32,306	2.90%
Non-deductible expenses and other adjustments	59,656	(19.45)%	4,387	0.39%
Provision for income taxes at effective rate	$(14,341)	4.68%	$415,454	37.29%

	Six Months Ended		Six Months Ended
	May 31, 2018		May 31, 2017
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Provision for (benefit from) income taxes at federal statutory rate	$(86,909)	21.00%	$480,554	34.00%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	(12,954)	3.13%	40,988	2.90%
Change in tax rate related to future deferred tax benefits	3,150,147	(761.18)%	—	—%
Non-deductible expenses and other adjustments	48,845	(11.80)%	6,552	0.46%
Provision for (benefit from) income taxes at effective rate	$3,099,129	(748.85)%	$528,094	37.36%

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
The Company adheres to the provisions of ASC Topic 718, "Stock Compensation," which requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the financial statements.
The Company recorded a charge against earnings in the amount of $53,685 and $51,079, respectively, for the three months ended May 31, 2018 and May 31, 2017 and $86,163 and $78,471, respectively, for the six months ended May 31, 2018 and May 31, 2017 for all outstanding stock options granted.
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
The fair value of the stock option granted was estimated on the date of the grant using a Black-Scholes valuation model and the assumptions in the following table:

	Assumptions:
Option Grant Date	Risk-free Interest Rate	Dividend Yield	Stock Volatility	Option Term (years)
January 4, 2018	1.82%	—%	37.63%	10

As of May 31, 2018, there were 355,800 stock options outstanding that were exercisable. The total compensation cost of non-vested stock option awards that has not yet been recognized was $488,019 as of May 31, 2018. The weighted average period over which the unrecognized compensation is expected to be recognized is 42 months.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding at November 30, 2016	564,000	$3.25	5.8	—
Granted	307,500	$3.30
Exercised	—
Canceled or Forfeited	—
Outstanding at November 30, 2017	871,500	$3.27	6.0	—
Granted	7,500	$3.15
Exercised	—
Canceled or Forfeited	82,500	$3.35
Outstanding at February 28, 2018	796,500	$3.26	6.0	—
Granted	—
Exercised	—
Canceled or Forfeited	—
Outstanding at May 31, 2018	796,500	$3.26	5.8	—

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - (LOSS) INCOME PER SHARE
Basic earnings per share is calculated using the average number of common shares outstanding. Diluted income per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock method”.

	Three Months Ended		Six Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Net (loss) income available for common shareholders	$(292,320)	$698,550	$(3,512,980)	$885,301
Weighted average common shares outstanding-Basic	7,456,684	7,006,684	7,293,497	7,006,684
Net effect of dilutive stock options and warrants	—	17,744	—	—
Weighted average common shares and common shares equivalents—Diluted	7,456,684	7,024,428	7,293,497	7,006,684

Earnings per Share:
Basic
(Loss) Earnings per Share	$(0.04)	$0.10	$(0.48)	$0.13

Diluted
(Loss) Earnings per Share	$(0.04)	$0.10	$(0.48)	$0.13

For the three months ended May 31, 2018 and May 31, 2017, there were 2,239,244 and 564,000 shares, respectively, underlying previously issued stock options and warrants that were excluded from diluted loss per share because the effects of such shares were anti-dilutive. For the six months ended May 31, 2018 and May 31, 2017, there were 2,239,244 and 2,456,744 shares, respectively, underlying previously issued stock options and warrants that were excluded from diluted loss per share because the effects of such shares were anti-dilutive.

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
The Company signed an agreement in December 2014 with Funston Media Management Services, Inc. ("FMM"), which is owned by Lance Funston, who is the Company's Chairman of the Board and Chief Executive

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Officer. The agreement provided for FMM to provide consumer advertising purchasing services and brand management for the Company. The agreement ended on November 19, 2015. The Company signed a new agreement in December 2015 with FMM. The agreement provided for FMM to provide consumer advertising purchasing services and brand management for a fee equal to 10.0% of the advertising costs with no minimum fee or monthly management fee. The agreement automatically renews unless canceled by the Company or FMM. The Company incurred costs of $35,942 and $34,274, respectively, for the three months ended May 31, 2018 and May 31, 2017 for fees to FMM. The Company incurred costs of $56,481 and $65,177, respectively, for the six months ended May 31, 2018 and May 31, 2017. As of May 31, 2018, there were unpaid fees of $18,476 due to FMM.
On March 23, 2017, the Company entered into a License Agreement (the “Agreement”) with Ultimark Products, Inc. (“Ultimark”) for the exclusive right to manufacture, market and sell the Porcelana brand of skin care products. The Company’s Chairman of the Board and Chief Executive Officer, Lance Funston, is also the Chairman of the Board and Chief Executive Officer of Ultimark. Porcelana is designed to reduce dark spots and brighten the skin. Under the Agreement, the Company acquired the exclusive right and license to use the Porcelana brand, formulas, packaging designs and trademarks (collectively, the “Porcelana Brand”) in connection with the design, development, manufacture, advertising, marketing, promotion, offering, sale and distribution of Porcelana products worldwide. In addition, the Company shall purchase all good and saleable inventory of Porcelana products in Ultimark’s possession or control as of April 1, 2017 at Ultimark’s cost, without markup. The Agreement has a term of one year, effective April 1, 2017 and ending March 31, 2018. The Agreement may be renewed, at the Company’s option, for up to two additional one-year terms. The Company renewed the Agreement for an additional one-year term. The Agreement requires the Company to pay Ultimark a royalty of 10% on the gross sales of Porcelana products manufactured and sold under the Agreement. Royalties are payable quarterly, commencing the first fiscal quarter in which Porcelana products are sold pursuant to the Agreement. There is no minimum royalty for any period under the Agreement. In addition, the Company has the option to purchase the Porcelana Brand from Ultimark during the term of the Agreement for an amount not to exceed $3.2 million, subject to a fairness opinion. In the event of such purchase, the Agreement shall thereafter terminate and no further royalties or compensation will be due thereunder. The Company incurred an expense of $59,105 and $35,246, respectively, for the three months ended May 31, 2018 and May 31, 2017 for royalties under the Agreement. The Company incurred an expense of $91,912 and $35,246, respectively, for the six months ended May 31, 2018 and May 31, 2017.
In June 2017, the Company rented office space at 193 Conshohocken State Road, Penn Valley, Pennsylvania. The Company paid a monthly rental of $1,000 per month during fiscal 2017 commencing June 2017. The rent was increased to $2,500 per month beginning December 1, 2017, and was increased further to $6,000 per month effective March 1, 2018. The building is owned by Lance Funston, the Company's Chairman of the Board and Chief Executive Officer. The Company's Pennsylvania offices house its marketing and sales staff, as well as the office of the Chief Executive Officer. There is no written lease for the facility.

NOTE 15 - SUBSEQUENT EVENTS
On June 20, 2018, the Company granted incentive stock options to fourteen employees. The awards were for an aggregate of 270,000 option shares with an exercise price of $2.85 per share, the closing market price as of that day. The options vest in equal 20% increments commencing one year after the date of grant, and for each of the four subsequent anniversaries of such date. The options expire on June 19, 2028.

On June 20, 2018, the Board of Directors approved the following director compensation: $20,000 per annum for non-executive directors, to be paid quarterly and in arrears, $1,000 for each meeting attended in person and $500 for each meeting attended by telephone. The Board of Directors also approved an annual fee of $75,000 each, to be paid quarterly and in arrears, for the Vice Chairman of the Board and the Chairman of the Audit

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Committee. Brent Funston was elected by the Board of Directors at that meeting as Vice Chairman of the Board. Brent Funston is the son of Lance Funston, the Company's Chairman of the Board and Chief Executive Officer.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Cautionary Statements Regarding Forward-Looking Statements

Our disclosure and analysis in this report contain forward-looking information that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, liquidity, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters. Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate”, “estimate”, “expect”, “believe”, “will likely result”, “should”, “outlook”, “plan” “project” and other words and expressions of similar meaning. No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all forward-looking statements whenever they appear in this report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. In addition to the information in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and risks and uncertainties included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2017 and other periodic reports filed with the United States Securities and Exchange Commission.
Overview
For the three months ended May 31, 2018, the company had a net loss of $292,320, and losses per share, basic and fully diluted of $0.04 as compared to net income of $698,550, and earnings per share, basic and fully diluted of $0.10 for the same period in fiscal 2017. For the six months ended May 31, 2018 and May 31, 2017, the Company had a net loss of $3,512,980 and net income of $885,301, respectively, and losses per share, basic and fully of $0.48 and earnings per share of $0.13, respectively.
The Company had a number of factors that affected its earnings for the first six months of fiscal 2018:

▪
The second quarter of fiscal 2018 was impacted by an additional accounts receivable reserve of $479,052 due to a dispute with an international customer. This additional reserve was recorded as a reduction of net sales in the second quarter. The Company does not know at this time if the dispute will be resolved.

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

▪
Entering into a new credit agreement with PNC Bank, National Association on February 5, 2018, and paying off the balance of the Revolving Loan with CNH resulting in a write-off of $112,277, which was the balance of deferred financing fees incurred with the CNH facility and $55,000 for termination charges.

As of May 31, 2018, the Company had $6,296,871 in current assets and $4,611,402 in current liabilities.
Operating Results for the Three Months Ended May 31, 2018
For the three months ended May 31, 2018, the Company had total revenues of $4,225,240 and a net loss of $292,320 after a benefit from tax of $14,341. For the same three month period in 2017, total revenues were $6,115,910 and net income was $698,550 after a provision for tax of $415,454. The basic and fully diluted loss per share was $0.04 for the second quarter of fiscal 2018 as compared to earnings per share of $0.10 for the second quarter of fiscal 2017. In accordance with ASC Topic 605-10-S99, “Revenue Recognition,” the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the second quarter of fiscal 2018 were reduced by $390,059, comprised of cooperative advertising recorded as sales incentives of $389,680, and coupons of $379. This amount was offset by an equal reduction of trade promotional expenses, which were included in the Company's advertising expenses. In the same period of the prior year, net sales were reduced by $443,192, comprised of cooperative advertising recorded as sales incentives of $442,140 and coupons of $1,052. The $443,192 was offset by an equal reduction of trade promotional expenses, which were included in the Company's advertising expense. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income. In the second quarter ended May 31, 2018, the Company wrote-off co-operative advertising contracts of $133,762, and in the same period in fiscal 2017 wrote-off $204,598. The Company records co-operative advertising expense as the commitments are made to its retail customers. There is a lag of up to three years before the retailers determine the final amounts due under the commitment. The adjustment made in the quarter ended May 31, 2018 was for write-offs to close out cooperative advertising contracts that had been finalized from fiscal year 2015 that the Company determined would not be utilized. The adjustment made in fiscal 2017 was to write-off open 2014 co-operative advertising contracts that were finalized. The write-off to close out cooperative advertising contracts results in a decrease to the Company's liabilities and an increase to net sales for the current period in which the adjustment is made.
The Company’s net sales of health and beauty aid products decreased $1,888,850 to $4,222,986 for the three months ended May 31, 2018 from $6,111,836 for the three months ended May 31, 2017, a decrease of 30.9%. Sales returns and allowances, not including sales incentives, were 16.1% of gross sales or $880,631 for the three months ended May 31, 2018 as compared to 5.4% or $366,575 for the same period last year. Sales returns were higher due primarily due to recording a reserve of $479,052 as a result of a dispute with an international customer. Sales incentives consists of co-operative advertising with the Company’s retail partners and coupons. Sales incentives were $390,059, in the second quarter 2018 as compared to $443,192 for the same period in 2017, a decrease of $53,133. The cost of the coupons issued by the Company was $379 for the second quarter 2018 as compared to $1,052 for the same period in 2017. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.
The Company’s net sales, by category, for the second quarter 2018 as compared to the same quarter in 2017 were:

	Three Months Ended May 31
	2018		2017
Category	Net Sales	%TTL	Net Sales	%TTL
Skin Care	$3,146,961	74.5%	$3,428,923	56.1%
Oral Care	1,629,885	38.6%	2,291,462	37.5%
Miscellaneous	(21,468)	(0.5)%	61,967	1.0%
Nail Care	(42,787)	(1.0)%	(17,358)	(0.3)%
Analgesic	—	—%	(791)	(0.1)%
Fragrance	(489,605)	(11.6)%	347,633	5.7%
Total Continued Operations	$4,222,986	100%	$6,111,836	100.0%
Net sales were affected by the following factors:

•
Net sales of skin care products decreased $281,962 for the three months ended May 31, 2018, as compared to the same period in 2017. The majority of the decrease in net sales was due to the Company discontinuing the Solar Sense brand, which was the Company's sun care product.

•	Net sales of oral care products decreased $661,577 for the three months ended May 31, 2018 as compared to the same period in fiscal 2017. Net sales were lower due to decreased retail distribution.

•	The Company is working towards re-launching its Nutra-Nail nail core products. The net sales on the chart above reflect primarily returns received.

•
Net sales of the Company’s fragrance products increased $837,238 for the three months ended May 31, 2018 , as compared to the same period in fiscal 2017. The Company had a dispute with an international customer who was the sole purchases of the fragrance products. The dispute caused the Company to record an additional accounts receivable reserve of $479,052, which resulted in a reduction of net sales.

Gross profit margins decreased to 56.0% for the three months ended May 31, 2018 from 61.6% for the same period in fiscal 2017. The decrease was mostly due to the additional accounts receivable reserve of $479,052 as a result of the dispute with an international customer.
Selling, general and administrative expenses for the three months ended May 31, 2018 were $2,077,702 as compared to $2,058,174 for the same period in fiscal 2017, an increase of $19,528. The Company does not expect any significant increase in expenses for the third or fourth quarter of fiscal 2018.
Advertising, cooperative and promotions expenses for the three months ended May 31, 2018 were $505,745 as compared to $461,149 for the three months ended May 31, 2017. The increased expense of $44,596 was due to increased media spending on the internet.
Research and development costs increased slightly to $14,879 in the second quarter of fiscal 2018 as compared to $14,250 for the same period in fiscal 2017. The Company outsources most of its product development to its third party contract manufacturers.
The loss before benefit from income taxes was $306,661 for the quarter ended May 31, 2018, and the benefit from income taxes was $14,341.
The benefit from income tax had an effective rate for the second quarter of fiscal 2018 of 4.7% as compared to an effective rate of 37.3% of the net income before tax for the same period in fiscal 2017. The difference in the rate was mainly due to a correction of the pre-paid income tax from the 2017 fiscal year that was recorded in the quarter ended May 31, 2018.

Operating Results for the six months ended May 31, 2018
For the six months ended May 31, 2018, the Company had total revenues of $8,223,664 and a net loss of $3,512,980 after a tax provision of $3,099,129. For the same six month period in 2017, total revenues were $10,385,060 and the net income was $885,301 after a provision for income tax of $528,094. The basic and fully diluted loss per share was $0.48 for the first six months ended May 31, 2017 as compared to earnings per share of $0.13 for the first six months of fiscal 2017. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the six months ended May 31, 2018 were reduced by $614,241 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense. In the same period of the prior year, net sales were reduced by $657,156 and trade promotion was offset by an equal reduction of that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income. In the first six months of fiscal 2018, the Company wrote-off co-operative advertising contracts of $267,595, and in the same period in fiscal 2017 wrote-off $409,196. The Company records co-operative advertising expense as the commitments are made to its retail customers. There is a lag of up to three years before the retailers determine the final amounts due under the commitment. The adjustment made in the first six months of fiscal 2018 was for write-offs to close out cooperative advertising from fiscal year 2015 that the Company determined had been finalized. The adjustment made in fiscal 2017 was to write-off open 2014 co-operative advertising contracts that were finalized. The write-off to close out cooperative advertising contracts results in a decrease to the Company's liabilities and an increase to net sales for the current period in which the adjustment is made.
The Company’s net sales of health and beauty aid products decreased $2,159,577 to $8,217,336 for the six months ended May 31, 2018 from $10,376,913 for the same period in fiscal 2017, a decrease of 20.8%. Included in net sales are the cost of sales incentives which consist of co-operative advertising with the Company’s retail partners and coupons. The amount of cooperative advertising included in sales incentives decreased by $39,668 to $612,889 in the six months ended May 31, 2018 as compared to $652,557 in the same period in 2017. The cost of the coupons issued by the Company was $1,352 for the six months ended May 31, 2018 as compared to $4,599 for the same period in 2017. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.

The Company’s net sales by category for the six months ended May 31, 2018 as compared to the same period in 2017 were:

	Six Months Ended May 31,
	2018		2017
Category	Net Sales	%TTL	Net Sales	%TTL
Skin Care	$5,142,887	62.6%	$5,354,137	51.6%
Oral Care	2,937,521	35.7%	4,212,628	40.6%
Miscellaneous	152,126	1.9%	338,331	3.3%
Nail Care	(32,200)	(0.4)%	125,545	1.2%
Analgesic	—	—%	(1,291)	—%
Fragrance	17,002	0.2%	347,563	3.3%
Total Continued Operations	$8,217,336	100%	$10,376,913	100.0%
The following were factors that affected net sales for the six months ended May 31, 2018:

•
Net sales of skin care products decreased $211,250 for the six months ended May 31, 2018, as compared to the same period in fiscal 2017 primarily due to the Company discontinuing the Solar Sense brand, which was the Company's sun care product.

•	Net sales of oral care products decreased $1,275,107 for the six months ended May 31, 2018, as compared to the same period in fiscal 2017 due to decreased distribution at retail.

•
Net sales of nail care products decreased $157,745 for the six months ended May 31, 2018, as compared to the same period in fiscal 2017. The Company is working towards re-launching its Nutra-Nail core products.

•
Net sales of the Company’s fragrance products decreased $330,561 for the six months ended May 31, 2018, as compared to the same period in fiscal 2017. The Company had a dispute with an international customer who was the sole purchases of the fragrance products. The dispute caused the Company to record an additional accounts receivable reserve of $479,052 in the second quarter of fiscal 2018, which resulted in a reduction of net sales.

	Six Months ended May 31,
	2018	2017
Sales of health and beauty aid products - Net	$8,217,336	$10,376,913
Cost of Sales	3,508,264	4,053,834
Gross Margin	$4,709,072	$6,323,079
	57.3%	60.9%

The gross margin percentage for the six months ended May 31, 2018 decreased to 57.3%, as compared to 60.9% for the same period in 2017. The decrease was mostly due to the additional accounts receivable reserve of $479,052 recorded in the second quarter of fiscal 2018 as a result of the dispute with an international customer.
Selling, general and administrative expenses increased to $3,922,942 for the six months ended May 31, 2018 as compared to $3,683,552 for the same period in 2017, or an increase of $239,390. The following factors contributed to the increase:

•
Rent costs increased approximately $109,433 in the six months ended May 31, 2018 as compared to the same period in fiscal 2017. Rent costs increased due to the move of the Company's offices from 65 Challenger Road, Ridgefield Park, New Jersey to smaller offices at 1099 Wall Street West, Lyndhurst,

New Jersey. The Ridgefield Park office was sub-let. The move and sub-let resulted in the following charges:

◦
An expense of $94,992 for the difference between the rent due under the Ridgefield Park office master lease and the sub-let, over the course of the balance of the lease term. Accounting rules require this to be accrued at the time of the sub-let, and then amortized over the remaining life of the lease.

◦	Real estate commissions of $24,420 for the sub-lease of the Ridgefield Park office.

•	Personnel costs increased approximately $30,981 in the six months ended May 31, 2018 as compared to the same period in fiscal 2016 due to the addition of sales and marketing positions.

•	Moving costs of $53,550 to move the finished goods inventory from the Company's former outsourced warehouse in Plainfield, Indiana to the current warehouse in Scranton, Pennsylvania.
The balance of the increase or decrease in expense comprised a number of smaller expense categories.
Advertising expense was $855,488 for the six months ended May 31, 2018 as compared to $943,364 for the same period in fiscal 2017. The advertising expense decrease of $87,876 was due to lower media spend. In addition, the Company was previously charged a fee by the Emerson Group for market data, which is not being charged by Advantage Sales and Marketing. The fee was recorded as part of the Company's advertising expense.
The loss before provision for income taxes was $413,851 for the six months ended May 31, 2018. The provision for income taxes was $3,099,129. The income before provision for income tax was $1,413,395 for the six months ended May 31, 2017, and the provision for income tax was $528,094. The large provision for income taxes for the six months ended May 31, 2018 was due to changes in the tax law that were effective as of January 1, 2018 (see Note 11 - Income Taxes for further information on the effects of the new tax law).
Financial Position as of May 31, 2018
As of May 31, 2018, the Company had working capital of $1,685,469 as compared to $(349,154) as of the year ended November 30, 2017. The ratio of total current assets to current liabilities is 1.4 to 1.0 as of May 31, 2018, as compared to 0.9 to 1.0 as of November 30, 2017. The improvement in the Company's working capital was due to the 2018 Credit Agreement entered into with PNC, which provided for a term loan, classified as a non-current liability and a revolving line of credit, classified as a current liability (see Note 8 - Debt Agreement for further information). The Company is current with vendor payments. The Company’s cash position at May 31, 2018 was $90,534, as compared to $140,243 as of November 30, 2017. As of May 31, 2018, there were no dividends declared but not paid.
Accounts receivable as of May 31, 2018 and November 30, 2017 were $2,859,056 and $2,585,517, respectively. The increase in accounts receivable was due to higher gross sales for the preceding months. Included in net accounts receivable are an allowance for doubtful accounts, a reserve for returns and allowances and a reduction based on an estimate of cooperative advertising that will be taken as credit against payments. The allowance for doubtful accounts was $23,342 and $6,629 for May 31, 2018 and November 30, 2017, respectively. The allowance for doubtful accounts is a combination of specific and general reserve amounts relating to accounts receivable. The general reserve is calculated based on historical percentages applied to aged accounts receivable and the specific reserve is established and revised based on individual customer circumstances.
The reserve for returns and allowances is based on the historical returns as a percentage of sales in the three preceding months and a specific reserve based on customer circumstances and product lines. This allowance increased to $900,955 as of May 31, 2018 from $356,159 as of November 30, 2017. The increase was primarily due to a special returns reserves of $479,052 as a result of a dispute with an international customer. Of the total reserve amounts, allowances and reserves of $162,646 as of May 31, 2018, which are anticipated to be deducted from future invoices, are included in accrued liabilities.

Gross receivables were further reduced by $249,071 as of May 31, 2018, which was reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against current accounts receivable balances. In addition, accrued liabilities include $996,940, which is an estimate of co-operative advertising expense which are anticipated to be deducted from future invoices rather than current accounts receivable.
Inventories were $2,397,686 and $1,878,831, as of May 31, 2018 and November 30, 2017, respectively. The inventory is marked down to the lower of cost or net realizable value based on a detailed analysis of the individual inventory items. Mark downs of the inventory are recorded as an increase to the cost of sales.
Prepaid expenses and sundry receivables increased to $949,595 as of May 31, 2018 from $642,000 as of November 30, 2017 in the normal course of business.
Prepaid and refundable income taxes decreased to $0 as of May 31, 2018, from $38,153 as of November 30, 2017 .
All deferred taxes are now classified as a non-current asset in conformity with ASU 2015-17. Deferred income taxes were $6,453,093 as of May 31, 2018 as compared to $9,502,319 as of November 30, 2017. The decrease was due to a revaluation of deferred tax assets as a result of changes in the tax law that were effective January 1, 2018 (see Note 11 - Income Taxes for further information on the tax changes).
The Company’s investment in property and equipment consisted mostly of leasehold improvements, office furniture and equipment, and computer hardware and software to accommodate our personnel in addition to tools and dies used in the manufacturing process. The Company acquired $25,586 of additional property and equipment during the first six months of fiscal 2018, primarily for computer costs.
Current liabilities were $4,611,402 and $5,633,898, as of May 31, 2018 and November 30, 2017 respectively. Current liabilities at May 31, 2018 consisted of accounts payable, accrued liabilities, the outstanding balance on the Company's line of credit with PNC and the current portion of the term loan with PNC. As of May 31, 2018, there was $1,246,011 of open cooperative advertising commitments, of which $431,948 is from 2018, $238,415 is from 2017, $611,513 is from 2016, $267,506 from 2015 and a reduction of $303,371 for co-op claims which had not been processed yet as of May 31, 2018. Of the total amount of $1,246,011, $249,071 is reflected as a reduction of gross accounts receivables, and $996,940 is recorded as an accrued expense. Cooperative advertising is advertising that is run by the retailers in which the Company shares in part of the cost. If it becomes apparent that this cooperative advertising was not utilized, the unclaimed cooperative advertising will be offset against the expense during the fiscal year in which it is determined that it did not run. This procedure is consistent with the prior year’s methodology with regard to the accrual of unsupported cooperative advertising commitments.
The Company’s long-term obligations are long-term accrued liabilities, the term loan with PNC and a security deposit received from the sub-tenant of the Company's former facilities in East Rutherford, New Jersey and Ridgefield Park, New Jersey. The long-term accrued liabilities consist of the accrued sub-lease differential resulting from the sub-lease of the Company's former facilities.
Stockholders’ equity decreased to $7,906,876 as of May 31, 2018 from $9,907,193 as of November 30, 2017. The decrease was due to decreases in retained earnings as a result of the net loss in the first two quarters of fiscal 2018 partially offset by an increase in additional paid-in capital. The Company had previously issued a warrant to Capital Preservation Solutions, LLC who exercised 450,000 shares on February 5, 2018. This resulted in an increase to the common stock par value of $4,500 and an increase to additional paid-in capital of $1,422,000. The Company had issued stock options to the board of directors and employees during the current and prior fiscal years. The fair value of the stock option grants was estimated on the date of the grant using a Black-Scholes valuation model. As a result, $86,163 was recorded as a deferred compensation expense in the first six months of fiscal 2018 and additional paid-in capital was increased by the same amount (See Note 12, Stock-Based Compensation for further information).
The Company's cash flow had $977,765 used in operating activities during the first six months of fiscal 2018, as compared to $485,842 that was used by operating activities during the same period in fiscal 2017. The change in cash flow from operations for the first six months of fiscal 2018 as compared to the same period in fiscal 2017 was impacted by the following:

•	A loss of $3,512,980 in the first six months of fiscal 2018 as compared to income of $885,301 for the same period in fiscal 2017.

•	There was a decrease in deferred tax assets of $3,049,226, which was recorded as an additional tax expense in the first quarter of fiscal 2018. This expense did not affect the cash balance.

•
There was an increase in accounts receivable of $290,252 which utilized cash provided during the six months of fiscal 2018 as compared to an increase in accounts receivable of $1,263,032 during the six months of fiscal 2017. The increase in accounts receivable was in the normal course of business and due to the increase in gross sales and receivable during the preceding months.

•	There was an increase in inventory of $518,855, utilizing cash, in the first six months of fiscal 2018 as compared to a decrease in inventory of $144,096 during the same period in fiscal 2017.

•
Accounts payable and accrued liabilities increased $368,042 during the first two quarters of fiscal 2018, providing cash, as compared to a decrease of $456,161 during the first two quarters of fiscal 2017. The increase in accounts payable and accrued liabilities was in the ordinary course of business to support increases in inventory.

•
Pre-paid expenses and other receivables increased $307,595 during the first six months of fiscal 2018. The increase was due to a hold back of amounts owed to the Company as of May 31, 2018 from Emerson that are being held until January 15, 2020 to pay for any potential customer charge backs.

Net cash used by investing activities was $29,976 for the first six months of fiscal 2018 was primarily for the cost of computer related equipment and software, as well as a portion of tools and dies used in the manufacturing process, as compared to $39,506 during the same period in fiscal 2017. Net cash provided by financing activities during the first six months of fiscal 2018 was $958,032 as compared to cash used of $250,541 for the same period in fiscal 2017. Included in financing activities was the refinancing of the Company's debt with PNC (See Note 8 - Debt Agreement for further information regarding the financing) and the exercise of a portion of the Company's warrant with Capital Preservation Solutions, LLC (see Note 14 - Certain Relationships and Related Transactions for further information regarding the warrant).
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
Our primary capital needs are working capital requirements for the purchase of inventory and to support increases in accounts receivable. As of May 31, 2018, the Company had cash of $90,534. The Company’s long term liabilities as of May 31, 2018 were long term accrued liabilities of $244,864, the outstanding balance on the Company's term loan with PNC of $1,031,250 and a security deposit received from the sub-tenants of the Company's former facilities of $168,859. The Company had borrowings against its line of credit of $271,637 as of May 31, 2018. The Company believes that it has sufficient resources to funds its operations over the next twelve months from the date of this filing.
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
1 - Reserve for Returns—The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. The estimated reserve is based in part on historical returns as a percentage of gross sales. The current estimated return rate is 6.0% of gross sales. Management estimates that the returns received will be disposed of. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account.
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
3 - Inventory – Management reviews the inventory records on a monthly basis. Management deems to be obsolete finished good items that are no longer being sold, and have no possibility of sale within the ensuing twelve months. Components and raw materials are deemed to be obsolete if management has no planned usage of those items within the ensuing twelve months. In addition, management conducts periodic testing of inventory to make sure that the value reflects the lower of cost or market. If the value is below market, a provision is made within inventory. Inventory is adjusted monthly, with changes recorded as part of cost of sales in the results of operations.
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
6 - Income Taxes - The provision for income taxes is based on Management's estimate of the tax rates applicable to the Company for both federal and the various state jurisdictions that the Company files in. The Company has estimated a federal tax rate of 21% and a state rate, net of federal tax benefit of 3.13%, effective January 1, 2018. In addition, the Company has estimated a blended federal rate of 22.1% and a blended state rate, net of federal tax benefit of 3.08%. The blended rate has been applied to value the carry forward loss portion of the deferred tax asset that will be utilized during fiscal 2018. The estimated federal, state and blended rates are Management's reasonable estimates and the actual rate could vary when the Company files its tax returns for the 2018 fiscal year.

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
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of May 31, 2018 the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control overall financial reporting.

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
Date: July 16, 2018

CCA INDUSTRIES, INC.

By:	/s/ STEPHEN A. HEIT
Stephen A. Heit Chief Financial Officer and Chief Accounting Officer, and duly authorized signatory on behalf of Registrant