Form 10-Q
period 2018-08-31
CCA INDUSTRIES INC
filed 2018-10-22
CIK 721447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2018
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
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of 10/22/2018 there were (i) 6,488,982 shares of the issuer’s common stock, par value $0.01, outstanding; and (ii) 967,702 shares of the issuer’s Class A common stock, par value $0.01, outstanding.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Part I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31, 2018	November 30, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$463,952	$140,243
Accounts receivable, net of allowances of $790,855 and $540,361, respectively	2,617,810	2,585,517
Inventories, net	3,342,070	1,878,831
Prepaid expenses and sundry receivables	815,573	642,000
Prepaid and refundable income taxes	27,784	38,153
Total Current Assets	7,267,189	5,284,744

Property and equipment, net of accumulated depreciation	95,030	140,929
Intangible assets, net of accumulated amortization	436,670	432,320
Deferred financing fees, net of accumulated amortization	175,002	133,322
Deferred income taxes	6,498,480	9,502,319
Other	436,745	436,825
Total Assets	$14,909,116	$15,930,459

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$4,750,784	$3,617,543
Income tax payable	950	—
Line of credit	619,679	2,016,355
Note payable - current portion	375,000	—
Total Current Liabilities	5,746,413	5,633,898

Long term accrued liabilities	244,864	220,509
Notes payable	937,500	—
Long term - other	168,859	168,859
Total Liabilities	7,097,636	6,023,266

Shareholders' Equity:
Preferred stock, $1.00 par, authorized 20,000,000 none issued	—	—
Common stock, $.01 par, authorized 15,000,000 shares, issued and outstanding 6,488,982 and 6,038,982 shares, respectively	64,890	60,390
Class A common stock, $.01 par, authorized 5,000,000 shares, issued and outstanding 967,702 and 967,702 shares, respectively	9,677	9,677
Additional paid-in capital	6,004,001	4,387,543
Retained earnings	1,732,912	5,449,583
Total Shareholders' Equity	7,811,480	9,907,193
Total Liabilities and Shareholders' Equity	$14,909,116	$15,930,459
See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Revenues:
Sales of health and beauty aid products - net	$4,222,906	$5,329,753	$12,440,242	$15,706,666
Other income	1,926	4,615	8,254	12,762
Total Revenues	4,224,832	5,334,368	12,448,496	15,719,428
Costs and Expenses:
Cost of sales	1,489,281	1,989,572	4,997,545	6,043,406
Selling, general and administrative expenses	2,097,625	1,720,693	6,020,567	5,404,245
Advertising, cooperative and promotional expenses	816,117	738,635	1,671,605	1,681,999
Research and development	16,426	16,811	45,819	44,143
Bad debt (recovery) expense	(7,974)	4,812	8,739	(5,843)
Interest expense	86,707	131,346	391,422	405,584
Total Costs and Expenses	4,498,182	4,601,869	13,135,697	13,573,534
(Loss) Income before (benefit from) provision for income taxes	(273,350)	732,499	(687,201)	2,145,894
(Benefit from) Provision for income taxes	(69,678)	354,816	3,029,451	882,910
Net (Loss) Income	$(203,672)	$377,683	$(3,716,652)	$1,262,984

(Loss) Earnings per Share:
Basic
(Loss) Income	$(0.03)	$0.05	$(0.51)	$0.18
Diluted
(Loss) Income	$(0.03)	$0.05	$(0.51)	$0.18

Weighted Average Common Shares Outstanding
Basic	7,456,684	7,006,684	7,348,290	7,006,684
Diluted	7,456,684	7,165,027	7,348,290	7,006,684
See Notes to Unaudited Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended August 31,
	2018	2017
Cash Flows from Operating Activities:
Net (Loss) Income	$(3,716,652)	$1,262,984
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	38,685	66,592
Change in allowance for bad debts	8,739	(5,843)
Loss on write off of fixed assets	32,823	—
Deferred financing fees amortization	88,320	94,699
Stock-based compensation	194,458	126,863
Deferred income taxes	3,003,838	816,846
Change in Operating Assets & Liabilities:
(Increase) in accounts receivable	(41,033)	(1,503,021)
(Increase) Decrease in inventory	(1,463,238)	170,838
(Increase) in prepaid expenses and other receivables	(173,573)	(179,999)
Decrease (increase) in prepaid income and refundable income tax	10,368	(22,366)
Decrease in other assets	80	—
Increase (Decrease) in accounts payable and accrued liabilities	1,157,596	(624,013)
Increase (Decrease) in income tax payable	950	(20,000)
Net Cash (Used) Provided by Operating Activities	(858,639)	183,580
Cash Flows from Investing Activities:
Acquisition of plant and equipment	(25,586)	(39,507)
Purchase of intangible assets	(4,390)	—
Net Cash (Used) by Investing Activities	(29,976)	(39,507)
Cash Flows from Financing Activities:
Payment on line of credit, net	(1,396,676)	(113,585)
Proceeds from notes payable, net	1,312,500	—
Proceeds from exercise of warrant	1,426,500	—
Payment of deferred financing fees	(130,000)	—
Payments for capital lease obligations	—	(2,753)
Net Cash Provided (Used) by Financing Activities	1,212,324	(116,338)
Net Increase in Cash and Cash Equivalents	323,709	27,735
Cash and Cash Equivalents at Beginning of Period	140,243	309,280
Cash and Cash Equivalents at End of Period	$463,952	$337,015
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$391,422	$405,584
Income taxes	$11,153	$108,413
See Notes to Unaudited Consolidated Financial Statements

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three and nine month periods ending August 31, 2018 are not necessarily indicative of the results that may be expected for the entire year ended November 30, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 30, 2017. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

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
Accounts Receivable:
Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by allowance for cooperative advertising and reserves for returns which are anticipated to be taken as credits against the balances as of August 31, 2018. The reserve for returns may include specific reserves based on individual customer circumstances. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.
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
Depreciation and amortization are provided utilizing the straight-line method over the following estimated useful lives or lease terms of the assets, whichever is shorter:

Computer equipment	5 -7 Years
Furniture and fixtures	3-10 Years
Tools, dies and masters	3 Years
Leasehold improvements	Remaining life of the lease (2 years, 4 months)

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
Revenue Recognition: (See also Cooperative Advertising)
The Company recognizes sales in accordance with ASC Topic 605 “Revenue Recognition”. Revenue is recognized upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Included in sales incentives are coupons that the Company issues that are redeemed by its customers. Redemptions are handled by a coupon national clearing house. The Company also has estimated that there is an approximate six week lag in coupon redemptions, with the estimated cost recorded as an accrued liability. Although no legal right of return exists between the customer and the Company, returns, including return of unsold products, are accepted if it is in the best interests of the Company's relationship with the customer. The Company, therefore, records a reserve for returns based on the historical returns as a percentage of sales in the three preceding months and specific reserve based on customer circumstances and product circumstances. Those returns which are anticipated to be taken as credits against the balances as of August 31, 2018 are offset against the

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

accounts receivable. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Changes in the estimated coupon reserve and sales return reserve are recorded to Sales of health and beauty aid products - net, in the Consolidated Statement of Operations.
Cooperative Advertising:
Cooperative advertising is accrued based on a combination of new contracts given to the customers in the current fiscal year, along with liabilities open from prior years. Specific new contracts in the current fiscal year are identified as sales incentives (see sales incentives) and those contracts reduce revenues for the current period. The balances for all years open are reduced throughout the year by either the customer advertising and submitting the proof according to the contract or by customer post audit adjustments that finalize any amount due. Any item open more than three years is closed unless management believes that a deduction may still be taken by the customer. The portion of cooperative advertising recorded as sales incentives was reduced by $133,755 and $401,350, respectively, in the three and nine months ended August 31, 2018 to reduce open cooperative advertising contracts for 2015 for events that have been finalized. There were reductions of $204,527 and $613,723, respectively, for open cooperative advertising contracts that were finalized during the three and nine month periods ending August 31, 2018. The balance of the remaining open cooperative advertising is allocated between accrued liabilities and the allowance for cooperative advertising based on the customer's open accounts receivable balance.
Sales Incentives:
The Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expense. These accounting adjustments do not affect net income.
Shipping Costs:

The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. Shipping costs included for the three months ended August 31, 2018 and August 31, 2017 were $217,265 and $93,566, respectively. Shipping costs included for the nine months ended August 31, 2018 and August 31, 2017 were $520,650 and $271,810, respectively.
Advertising Costs:
The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the three months ended August 31, 2018 and August 31, 2017 were $816,117 and $738,635, respectively. Advertising, cooperative and promotional expenses for the nine months ended August 31, 2018 and August 31, 2017 were $1,671,605 and $1,681,999, respectively.
Research and Development Costs:
The Company's policy for financial reporting is to charge research and development costs to expense as incurred. Research and development costs for the three months ended August 31, 2018 and August 31, 2017 were $16,426 and $16,811, respectively. Research and development costs for the nine months ended August 31, 2018 and August 31, 2017 were $45,819 and $44,143, respectively.
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

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions.” Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of August 31, 2018 and November 30, 2017. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This new standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The underlying principle of this new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

goods or services. Entities may adopt this new standard either retrospectively for all periods presented in the financial statements (i.e., the full retrospective method) or as a cumulative-effect adjustment as of the date of adoption (i.e., the modified retrospective method), without applying to comparative years’ financial statements. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which changed the effective date for implementation to annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. The Company does not plan to adopt ASU 2014-09 until its 2019 fiscal year which begins on December 1, 2018. The Company is currently in the process of evaluating the impact that ASU No. 2014-09 will have on the Company’s results of operations, financial condition and financial statement disclosures and will provide further updates in future periods.
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements, other than any that were disclosed in prior Company filings with the SEC.

NOTE 4 - INVENTORIES
The components of inventory consist of the following:

	August 31, 2018	November 30, 2017
Raw materials	$230,832	$231,558
Finished goods	3,111,238	1,647,273
	$3,342,070	$1,878,831

NOTE 5 - PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	August 31, 2018	November 30, 2017
Furniture and equipment	$132,228	$163,062
Tools, dies and masters	128,861	127,361
Capitalized lease obligations	—	15,286
Leasehold improvements	2,932	—
	$264,021	$305,709
Less: Accumulated depreciation	168,991	164,780
Property and Equipment—Net	$95,030	$140,929

Depreciation expense for the three months ended August 31, 2018 and August 31, 2017 amounted to $11,096 and $20,738, respectively. Depreciation expense for the nine months ended August 31, 2018 and August 31, 2017 amounted to $38,356 and $66,301, respectively.

NOTE 6 - INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for ten product lines.

	August 31, 2018	November 30, 2017
Patents and trademarks	$583,327	$578,937
Less: Accumulated amortization	146,657	146,617
Intangible Assets - Net	$436,670	$432,320

Patents are amortized on a straight-line basis over their legal life of 17 years. Trademarks have an indefinite life and are reviewed annually for impairment or more frequently if impairment indicators occur. Amortization expense for the three months ended August 31, 2018 and 2017 amounted to $135 and $97, respectively. Amortization expense for the nine months ended August 31, 2018 and August 31, 2017 amounted to $329 and $291, respectively. Estimated amortization expenses for the years ending November 30, 2019, 2020, 2021, 2022 and 2023 are $384, $223, $223, $50 and $0, respectively.

NOTE 7 - ACCRUED EXPENSES
The following items which exceeded 5% of total current liabilities are included in accrued expenses as of:

	August 31, 2018	November 30, 2017
Co-operative advertising	$933,477	$1,122,904
Accrued bonuses *	$—	$400,166

* represents less than 5% as of total current liabilities

The following items which exceeded 5% of total long-term liabilities are included in long-term accrued expenses as of:

	August 31, 2018	November 30, 2017
Sub-lease rent differential	$197,975	$220,509

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

On February 5, 2018 the Company entered into the Revolving Credit, Term Loan and Security Agreement (the “2018 Credit Agreement”) with PNC Bank, National Association ("PNC"). The 2018 Credit Agreement provides for a term loan in an amount of $1,500,000 (the “Term Loan”) and a revolving line of credit up to a maximum of $4,500,000 (the “2018 Revolving Loan” and together with the Term Loan, the “Loans”). The proceeds of the Loans were used to pay off the Company's existing debt with CNH Finance Fund I, L.P., formerly known as SCM Specialty Finance Opportunities Fund, L.P. (“CNH”), and for general working capital purposes. The Term Loan is payable in consecutive monthly installments of $31,250 commencing March 1, 2018 and bears interest, at the election of the Company, at either the PNC base rate plus 1% or 30, 60 or 90 day LIBOR rate plus 3.50%. All outstanding amounts under the 2018 Revolving Loan bear interest, at the election of the Company, at either the PNC base rate plus 0.25% or 30, 60 or 90 day LIBOR rate plus 2.75%, payable monthly in arrears. The Company is also required to pay a quarterly unused line fee and collateral management fee. The commitment under the 2018 Credit Agreement expires three years after the Closing Date. The Loans and all other amounts due and owing under the 2018 Credit Agreement and related documents are secured by a first priority perfected security interest in, and lien on, substantially all of the assets of the Company. Amounts available for borrowing under the Revolving Loan equal the lesser of the Borrowing Base (as defined below), and $4,500,000, in each case, as the same is reduced by the aggregate principal amount outstanding under the 2018 Revolving Loan. “Borrowing Base” under the Credit Agreement means, generally, the amount equal to (i) 85% of the Company’s eligible accounts receivable, plus (ii) 65% of the value of eligible inventory, less (iii) certain reserves. The 2018 Credit Agreement contains customary representations, warranties and covenants on the part of the Company, including a financial covenant requiring the Company to maintain a fixed charge coverage ratio of no less than 1.10 to 1.0. Due to the Company's loss in the second and third quarter of fiscal 2018, the fixed charge coverage ratio was less than the amount provided for in the covenant. PNC has waived the fixed charge ratio covenant for the second and third quarter of fiscal 2018. The 2018 Credit Agreement also provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement, as a result of which amounts due under the 2018 Credit Agreement may be accelerated. On the Closing Date, the Company borrowed the entire $1,500,000 Term Loan. These amounts were used, in part, to pay off the total amount due under the Company's Credit and Security Agreement with CNH . The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Form 8-K filed by the Company with the SEC on February 8, 2018.

NOTE 9 - OTHER INCOME
Other income consists of the following:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2018	2017	2018	2017
Royalty income	$1,926	$3,000	$8,254	$9,000
Miscellaneous	—	1,615	—	3,762
Total Other Income	$1,926	$4,615	$8,254	$12,762

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

	Three Months Ended		Nine Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Company Contributions	$9,950	$8,925	$36,541	$16,568

NOTE 11 - INCOME TAXES

CCA and its subsidiaries file a consolidated federal income tax return.
The Company previously adopted the provisions of ASC Subtopic 740-10-25, Uncertain Tax Positions. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of August 31, 2018 and August 31, 2017. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
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

At August 31, 2018 and November 30, 2017, respectively, the Company had temporary differences arising from the following:

	August 31, 2018		November 30, 2017
Type	Amount	Deferred Tax	Amount	Deferred Tax
Depreciation	$(468,017)	$(112,925)	$(378,580)	$(137,992)
Reserve for bad debts	15,368	3,708	6,629	2,416
Reserve for returns	619,185	149,399	246,513	89,854
Accrued returns	110,436	26,646	109,646	39,966
Reserve for obsolete inventory	135,164	32,613	158,269	57,689
Vacation accrual	52,233	12,603	70,856	25,827
Alternative minimum tax carry forward	—	103,040	—	122,360
Research and development tax credit	—	65,175	—	—
Deferred Compensation	491,382	118,563	487,061	177,534
Bonus obligation unpaid	—	—	400,166	145,861
Charitable contributions	242,650	58,548	305,633	111,403
Section 263A costs	208,120	50,216	48,317	17,612
Loss carry forward	24,789,723	5,990,894	24,279,259	8,849,789
Net deferred tax asset	$26,196,244	$6,498,480	$25,733,769	$9,502,319

Income tax expense (benefit) is made up of the following components:

	Three Months Ended		Nine Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017

Current tax - Federal	$—	$43,875	$—	$59,875
Current tax - State & Local	595	312	5,944	6,189
Deferred tax	(70,273)	310,629	3,023,507	816,846
Total Income Tax (Benefit) Expense	$(69,678)	$354,816	$3,029,451	$882,910

Prepaid and refundable income taxes are made up of the following components:

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Prepaid and refundable income taxes	Federal	State & Local	Total
August 31, 2018	$20,335	$7,449	$27,784
November 30, 2017	$1,015	$37,138	$38,153

Income taxes payable are made up of the following components:

Income Taxes Payable	Federal	State & Local	Total
August 31, 2018	$—	$950	$950

A reconciliation of the provision for income taxes computed at the statutory rate to the effective rate for the three months and nine months ended August 31, 2018, and August 31, 2017 is as follows:

	Three Months Ended		Three Months Ended
	August 31, 2018		August 31, 2017
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Provision for income taxes at federal statutory rate	$(57,404)	21.00%	$249,050	34.00%
Changes in provision for income taxes resulting from:
State income taxes, net of federal income tax benefit	(8,556)	3.13%	21,242	2.90%
Non-deductible expenses and other adjustments	(3,718)	1.36%	84,524	11.54%
(Benefit from) Provision for income taxes at effective rate	$(69,678)	25.49%	$354,816	48.44%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended		Nine Months Ended
	August 31, 2018		August 31, 2017
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Provision for (benefit from) income taxes at federal statutory rate	$(144,312)	21.00%	$729,604	34.00%
Increases in taxes resulting from:
State income taxes, net of federal income tax benefit	(21,509)	3.13%	62,231	2.90%
Change in tax rate related to future deferred tax benefits	3,150,147	(458.40)%	—	—%
Non-deductible expenses and other adjustments	45,125	(6.57)%	91,075	4.24%
Provision for income taxes at effective rate	$3,029,451	(440.84)%	$882,910	41.14%

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
The Company adheres to the provisions of ASC Topic 718, Stock Compensation, which requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the financial statements.
The Company recorded a charge against earnings in the amount of $108,295 and $48,392, respectively, for the three months ended August 31, 2018 and August 31, 2017 and $194,458 and $126,863, respectively, for the nine months ended August 31, 2018 and August 31, 2017 for all outstanding stock options granted.
On June 20, 2018, the Company granted incentive stock options for an aggregate of 270,000 shares to fourteen employees of the Company at $2.85 per share, which was the closing price of the Company's stock on that day. The options vest in equal 20% increments beginning one year after the date of grant, and for each of the four subsequent anniversaries of such date. The options expire on June 19, 2028. The Company had estimated the fair value of the options granted to be $398,169 as of the grant date.
On June 20, 2018, the Company granted non-qualified stock options for an aggregate of 150,000 shares to two directors of the Company at $2.85 per share, which was the closing price of the Company's stock on that day. The options vest one year after the date of grant. The options expire on June 19, 2023. The Company had estimated the fair value of the options granted to be $153,945 as of the grant date.
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
The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes valuation model and the assumptions in the following table:

	Assumptions:
Option Grant Date	Risk-free Interest Rate	Dividend Yield	Stock Volatility	Option Term (years)
June 20, 2018	2.80%	—%	37.14%	10
June 20, 2018	2.36%	—%	37.14%	5
January 4, 2018	1.82%	—%	37.63%	10

As of August 31, 2018, there were 396,800 stock options outstanding that were exercisable. The total compensation cost of non-vested stock option awards that has not yet been recognized was $912,691 as of August 31,

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2018. The weighted average period over which the unrecognized compensation is expected to be recognized is 43 months.

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding at November 30, 2016	564,000	$3.25	5.8	—
Granted	307,500	$3.30
Exercised	—
Canceled or Forfeited	—
Outstanding at November 30, 2017	871,500	$3.27	6.0	—
Granted	7,500	$3.15
Exercised	—
Canceled or Forfeited	82,500	$3.35
Outstanding at February 28, 2018	796,500	$3.26	6.0	—
Granted	—
Exercised	—
Canceled or Forfeited	—
Outstanding at May 31, 2018	796,500	$3.26	5.8	—
Granted	420,000	$2.85
Exercised	—
Canceled or Forfeited	20,000	$3.30
Outstanding at August 31, 2018	1,196,500	$3.09	7.3	—

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

	Three Months Ended		Nine Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Net (loss) income available for common shareholders	$(203,672)	$377,683	$(3,716,652)	$1,262,984
Weighted average common shares outstanding-Basic	7,456,684	7,006,684	7,348,290	7,006,684
Net effect of dilutive stock options and warrants	—	158,343	—	—
Weighted average common shares and common shares equivalents—Diluted	7,456,684	7,165,027	7,348,290	7,006,684

Earnings per Share:
Basic
(Loss) Earnings per Share	$(0.03)	$0.05	$(0.51)	$0.18

Diluted
(Loss) Earnings per Share	$(0.03)	$0.05	$(0.51)	$0.18

For the three months ended August 31, 2018 and August 31, 2017, there were 2,639,244 and 421,500 shares, respectively, underlying previously issued stock options and warrants that were excluded from diluted loss per share because the effects of such shares were anti-dilutive. For the nine months ended August 31, 2018 and August 31, 2017, there were 2,639,244 and 2,689,244 shares, respectively, underlying previously issued stock options and warrants that were excluded from diluted loss per share because the effects of such shares were anti-dilutive.

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
The Company signed an agreement in December 2014 with Funston Media Management Services, Inc. ("FMM"), which is owned by Lance Funston, who is the Company's Chairman of the Board and Chief Executive

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Officer. The agreement provided for FMM to provide consumer advertising purchasing services and brand management for the Company. The agreement ended on November 19, 2015. The Company signed a new agreement in December 2015 with FMM. The agreement provided for FMM to provide consumer advertising purchasing services and brand management for a fee equal to 10.0% of the advertising costs with no minimum fee or monthly management fee. The agreement automatically renews unless canceled by the Company or FMM. The Company incurred costs of $42,725 and $58,565, respectively, for the three months ended August 31, 2018 and August 31, 2017 for fees to FMM. The Company incurred costs of $99,206 and $123,743, respectively, for the nine months ended August 31, 2018 and August 31, 2017. As of August 31, 2018, there were unpaid fees of $58,833 due to FMM.
On March 23, 2017, the Company entered into a License Agreement (the “Agreement”) with Ultimark Products, Inc. (“Ultimark”) for the exclusive right to manufacture, market and sell the Porcelana brand of skin care products. The Company’s Chairman of the Board and Chief Executive Officer, Lance Funston, is also the Chairman of the Board and Chief Executive Officer of Ultimark. Porcelana is designed to reduce dark spots and brighten the skin. Under the Agreement, the Company acquired the exclusive right and license to use the Porcelana brand, formulas, packaging designs and trademarks (collectively, the “Porcelana Brand”) in connection with the design, development, manufacture, advertising, marketing, promotion, offering, sale and distribution of Porcelana products worldwide. In addition, the Company shall purchase all good and saleable inventory of Porcelana products in Ultimark’s possession or control as of April 1, 2017 at Ultimark’s cost, without markup. The Agreement has a term of one year, effective April 1, 2017 and ending March 31, 2018. The Agreement may be renewed, at the Company’s option, for up to two additional one-year terms. The Company renewed the Agreement for an additional one-year term. The Agreement requires the Company to pay Ultimark a royalty of 10% on the gross sales of Porcelana products manufactured and sold under the Agreement. Royalties are payable quarterly, commencing the first fiscal quarter in which Porcelana products are sold pursuant to the Agreement. There is no minimum royalty for any period under the Agreement. In addition, the Company has the option to purchase the Porcelana Brand from Ultimark during the term of the Agreement for an amount not to exceed $3.2 million, subject to a fairness opinion. In the event of such purchase, the Agreement shall thereafter terminate and no further royalties or compensation will be due thereunder. The Company incurred an expense of $43,081 and $48,172, respectively, for the three months ended May 31, 2018 and May 31, 2017 for royalties under the Agreement. The Company incurred an expense of $134,992 and $83,419, respectively, for the nine months ended August 31, 2018 and August 31, 2017.
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

NOTE 15 - SUBSEQUENT EVENTS
The 2018 Credit Agreement contains a financial covenant requiring the Company to maintain a fixed charge coverage ratio of no less than 1.10 to 1.0 as of the end of each fiscal quarter measured on a rolling four quarter basis.   Although the Company was in compliance with this covenant as of the end of the first quarter of fiscal 2018, the Company was not in compliance with this covenant as of the end of the second and third quarters of fiscal 2018 due to the Company's losses in those quarters, which constituted events of default under the 2018 Credit Agreement Under the terms of the 2018 Credit Agreement, an event of default permits PNC to, among other things, terminate the agreement and accelerate any indebtedness outstanding thereunder.  PNC waived compliance with the financial covenant for the second and third quarters of fiscal 2018. In addition, on October 19, 2018, the 2018 Credit Agreement was amended to reset the commencement

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

date of the fixed charge coverage ratio covenant to begin with the fiscal quarter ending November 30, 2018. For the quarter ending November 30, 2018, the covenant will be tested only for the fiscal quarter then ending; for the quarter ending February 28, 2019, the covenant will be tested for the two fiscal quarter period then ending; and for the quarter ending May 31, 2019, the covenant will be tested for the three fiscal quarter period then ending. Thereafter, the covenant will be tested on a rolling four quarter basis.

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
Overview
For the three months ended August 31, 2018, the company had a net loss of $203,672, and losses per share, basic and fully diluted of $0.03 as compared to net income of $377,683, and earnings per share, basic and fully diluted of $0.05 for the same period in fiscal 2017. For the nine months ended August 31, 2018 and August 31, 2017, the Company had a net loss of $3,716,652 and net income of $1,262,984, respectively, and losses per share, basic and fully of $0.51 and earnings per share of $0.18, respectively.
The Company had a number of factors that affected its earnings for the first nine months of fiscal 2018:

▪
The first nine months of fiscal 2018 was impacted by an additional accounts receivable reserve of $479,052 due to a dispute with an international customer. This additional reserve was recorded as a reduction of net sales in the second quarter. The Company does not believe that it will recover the accounts receivable in dispute.

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

▪
The Company moved its master broker sales representation to Advantage Sales and Marketing ("Advantage"), effective January 15, 2018. The Company believes that this change will allow the Company in the 2019 fiscal year to regain distribution that was lost over the past four years and lead to better implementation of its co-operative advertising programs with retailers. However, the move did result in decreased order fulfillment during the month of January 2018. Order fulfillment went back to normal levels as of March 1, 2018.

▪
In conjunction with the move to Advantage, the Company also moved its warehousing operations from Geodis Contract Logistics (formerly OHL) to Casestack, Inc., effective January 15, 2018. The Geodis warehouse was located in Plainfield, Indiana. The Casestack, Inc. warehouse is located outside of Scranton, Pennsylvania. Due to a shift in the mix of customers, shipping costs managed by Casestack have increased substantially as compared to fiscal 2017.

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

As of August 31, 2018, the Company had $7,267,189 in current assets and $5,746,413 in current liabilities.

Operating Results for the Three Months Ended August 31, 2018
For the three months ended August 31, 2018, the Company had total revenues of $4,224,832 and a net loss of $203,672 after a benefit from tax of $69,678. For the same three month period in 2017, total revenues were $5,334,368 and net income was $377,683 after a provision for tax of $354,816. The basic and fully diluted loss per share was $0.03 for the third quarter of fiscal 2018 as compared to earnings per share of $0.05 for the third quarter of fiscal 2017. In accordance with ASC Topic 605-10-S99, “Revenue Recognition,” the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the third quarter of fiscal 2018 were reduced by $257,965, comprised of cooperative advertising recorded as sales incentives of $149,216, and coupons of $108,749. This amount was offset by an equal reduction of trade promotional expenses, which were included in the Company's advertising expenses. In the same period of the prior year, net sales were reduced by $401,721, comprised of cooperative advertising recorded as sales incentives of $403,370 and coupons of $(1,649). The $401,721 was offset by an equal reduction of trade promotional expenses, which were included in the Company's advertising expense. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income. In the third quarter ended August 31, 2018, the Company wrote-off co-operative advertising contracts of $133,755, and in the same period in fiscal 2017 wrote-off $204,527. The Company records co-operative advertising expense as the commitments are made to its retail customers. There is a lag of up to three years before the retailers determine the final amounts due under the commitment. The adjustment made in the quarter ended August 31, 2018 was for write-offs to close out cooperative advertising contracts that had been finalized from fiscal year 2015 that the Company determined would not be utilized. The adjustment made in fiscal 2017 was to write-off open 2014 co-operative advertising contracts that were finalized. The write-off to close out cooperative advertising contracts results in a decrease to the Company's liabilities and an increase to net sales for the current period in which the adjustment is made.
The Company’s net sales of health and beauty aid products decreased $1,106,847 to $4,222,906 for the three months ended August 31, 2018 from $5,329,753 for the three months ended August 31, 2017, a decrease of 20.8%. Sales returns and allowances, not including sales incentives, were 5.6% of gross sales or $259,555 for the three months ended August 31, 2018 as compared to 4.3% or $247,268 for the same period last year. Sales returns were higher due to returns in the ordinary course of business. Sales incentives consists of co-operative advertising with the Company’s retail partners and coupons. Sales incentives were $257,965, in the third quarter 2018 as compared to $401,721 for the same period in 2017, a decrease of $143,756. The cost of the coupons issued by the Company was $108,749 for the third quarter 2018 as compared to $1,649 for the same period in 2017. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.
The Company’s net sales, by category, for the third quarter 2018 as compared to the same quarter in 2017 were:

	Three Months Ended August 31,
	2018		2017
Category	Net Sales	%TTL	Net Sales	%TTL
Skin Care	$2,799,268	66.3%	$2,644,554	49.6%
Oral Care	1,372,270	32.5%	1,628,216	30.5%
Miscellaneous	45,051	1.1%	283,996	5.3%
Nail Care	5,332	0.1%	(50,618)	(0.9)%
Analgesic	—	—%	3,629	0.1%
Fragrance	985	—%	819,976	15.4%
Total Net Sales	$4,222,906	100%	$5,329,753	100.0%
Net sales were affected by the following factors:

•	Net sales of skin care products increased $154,714 for the three months ended August 31, 2018, as compared to the same period in 2017.

•
Net sales of oral care products decreased $255,946 for the three months ended August 31, 2018 as compared to the same period in fiscal 2017. Net sales were lower due to decreased retail distribution of the Company's toothpaste products.

•	The Company has begun to re-launch its Nutra-Nail nail core products.

•
Net sales of the Company’s fragrance products decreased $818,991 for the three months ended August 31, 2018 , as compared to the same period in fiscal 2017. The Company had a dispute with an international customer who was the sole purchaser of the fragrance products. The dispute caused the Company to record an additional accounts receivable reserve of $479,052, which resulted in a reduction of net sales. In addition, the Company did not record any sales of fragrance products with the international customer in the second or third quarter of fiscal 2018. The customer has placed an order for fragrance products that will ship in the fourth quarter of fiscal 2018. Payment for the order has been secured by a letter of credit from the customer with the Company as beneficiary.

	Three Months Ended August 31,
	2018	2017
Sales of health and beauty aid products - Net	$4,222,906	$5,329,753
Cost of Sales	1,489,281	1,989,572
Gross Margin	$2,733,625	$3,340,181
	64.7%	62.7%
Gross profit margins increased to 64.7% for the three months ended August 31, 2018 from 62.7% for the same period in fiscal 2017. The increase in gross profit margin was mostly due to lower cost of goods as a result of manufacturing efficiencies.
Selling, general and administrative expenses for the three months ended August 31, 2018 were $2,097,625 as compared to $1,720,693 for the same period in fiscal 2017, an increase of $376,932. The increase was due to higher freight out costs and personnel costs. Freight out costs have increased due to lower shipping consolidation savings as a result of a change in the customer mix. The Company added additional marketing personnel during fiscal 2018.

Advertising, cooperative and promotions expenses for the three months ended August 31, 2018 were $816,117 as compared to $738,635 for the three months ended August 31, 2017. The increased expense of $77,482 was due to increased media spending on the internet and social media. The Company is evaluating the effect of its media spend on the internet and will adjust its future spending accordingly.
Research and development costs decreased slightly to $16,426 in the third quarter of fiscal 2018 as compared to $16,811 for the same period in fiscal 2017. The Company outsources most of its product development to its third party contract manufacturers.
The loss before benefit from income taxes was $273,350 for the quarter ended August 31, 2018, and the benefit from income taxes was $69,678.
The benefit from income tax had an effective rate for the third quarter of fiscal 2018 of 25.5% as compared to an effective rate of 48.4% of the net income before tax for the same period in fiscal 2017. The difference in the rate was mainly due to a change in federal income tax rates. See Note 11 - Income Taxes for further information.

Operating Results for the nine months ended August 31, 2018
For the nine months ended August 31, 2018, the Company had total revenues of $12,448,496 and a net loss of $3,716,652 after a tax provision of $3,029,451. For the same nine month period in 2017, total revenues were $15,719,428 and the net income was $1,262,984 after a provision for income tax of $882,910. The basic and fully diluted loss per share was $0.51 for the first nine months ended August 31, 2018 as compared to earnings per share of $0.18 for the first nine months of fiscal 2017. In accordance with ASC Topic 605-10-S99, “Revenue Recognition”, the Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expenses. Net sales for the nine months ended August 31, 2018 were reduced by $872,206 and offset by an equal reduction of trade promotional expenses, which were included in the Company’s advertising expense. In the same period of the prior year, net sales were reduced by $1,058,876 and trade promotion was offset by an equal reduction of that amount. These accounting adjustments under ASC Topic 605-10-S99 do not affect net income. In the first nine months of fiscal 2018, the Company wrote-off co-operative advertising contracts of $401,350, and in the same period in fiscal 2017 wrote-off $613,723. The Company records co-operative advertising expense as the commitments are made to its retail customers. There is a lag of up to three years before the retailers determine the final amounts due under the commitment. The adjustment made in the first nine months of fiscal 2018 was for write-offs to close out cooperative advertising from fiscal year 2015 that the Company determined had been finalized. The adjustment made in fiscal 2017 was to write-off open 2014 co-operative advertising contracts that were finalized. The write-off to close out cooperative advertising contracts results in a decrease to the Company's liabilities and an increase to net sales for the current period in which the adjustment is made.
The Company’s net sales of health and beauty aid products decreased $3,266,424 to $12,440,242 for the nine months ended August 31, 2018 from $15,706,666 for the same period in fiscal 2017, a decrease of 20.8%. Included in net sales are the cost of sales incentives which consist of co-operative advertising with the Company’s retail partners and coupons. The amount of cooperative advertising included in sales incentives decreased by $293,821 to $762,105 in the nine months ended August 31, 2018 as compared to $1,055,926 in the same period in 2017. The cost of the coupons issued by the Company was $110,101 for the nine months ended August 31, 2018 as compared to $2,950 for the same period in 2017. The Company began increasing the coupons it issues in the third quarter of fiscal 2018. The Company uses a national clearing house for the receipt and processing of coupons from our retail partners. The national clearing house renders invoices to the Company on a weekly basis for coupons that they have processed which are recorded as an expense in the period for which the invoice is dated. The Company also records an expense accrual at the end of each period equal to the prior six weeks of invoices rendered based on information from the national clearing house that there is an average lag time of six weeks between the time that the retailer receives the coupon and when the Company receives the invoice. The amount recorded as an expense or an accrual includes the retailer cost of the coupon in addition to any processing charges by the national coupon clearing house. Coupons are issued by the Company to be used with the purchase of specific products, with an expiration date noted on the coupon.

The Company’s net sales by category for the nine months ended August 31, 2018 as compared to the same period in 2017 were:

	Nine Months Ended August 31,
	2018		2017
Category	Net Sales	%TTL	Net Sales	%TTL
Skin Care	$7,942,155	63.8%	$7,998,691	50.9%
Oral Care	4,309,791	34.6%	5,840,844	37.2%
Miscellaneous	197,177	1.6%	624,665	4.0%
Nail Care	(26,868)	(0.1)%	74,927	0.5%
Fragrance	17,987	0.1%	1,167,539	7.4%
Total Net Sales	$12,440,242	100%	$15,706,666	100.0%
The following were factors that affected net sales for the nine months ended August 31, 2018:

•
Net sales of skin care products decreased $56,536 for the nine months ended August 31, 2018, as compared to the same period in fiscal 2017 primarily due to the Company discontinuing the Solar Sense brand, which was the Company's sun care product.

•
Net sales of oral care products decreased $1,531,053 for the nine months ended August 31, 2018, as compared to the same period in fiscal 2017 due to decreased distribution at retail of its toothpaste products.

•
Net sales of nail care products decreased $101,795 for the nine months ended August 31, 2018, as compared to the same period in fiscal 2017. The Company began its re-launch of its Nutra-Nail core products in the third quarter of fiscal 2018.

•
Net sales of the Company’s fragrance products decreased $1,149,552 for the nine months ended August 31, 2018, as compared to the same period in fiscal 2017. The Company had a dispute with an international customer who was the sole purchases of the fragrance products. The dispute caused the Company to record an additional accounts receivable reserve of $479,052 in the second quarter of fiscal 2018, which resulted in a reduction of net sales. In addition, the Company did not record any sales of fragrance products with the international customer in the second or third quarter of fiscal 2018. The customer has placed an order for fragrance products that will ship in the fourth quarter of fiscal 2018. Payment for the order has been secured by a letter of credit from the customer with the Company as beneficiary.

	Nine Months Ended August 31,
	2018	2017
Sales of health and beauty aid products - Net	$12,440,242	$15,706,666
Cost of Sales	4,997,545	6,043,406
Gross Margin	$7,442,697	$9,663,260
	59.8%	61.5%

The gross margin percentage for the nine months ended August 31, 2018 decreased to 59.8%, as compared to 61.5% for the same period in 2017. The decrease was mostly due to the additional accounts receivable reserve of $479,052 recorded in the second quarter of fiscal 2018, which reduced net sales, as a result of the dispute with an international customer.
Selling, general and administrative expenses increased to $6,020,567 for the nine months ended August 31, 2018 as compared to $5,404,245 for the same period in 2017, or an increase of $616,322. The following factors contributed to the increase:

•
Rent costs increased approximately $84,991 in the nine months ended August 31, 2018 as compared to the same period in fiscal 2017. Rent costs increased due to the move of the Company's offices from 65 Challenger Road, Ridgefield Park, New Jersey to smaller offices at 1099 Wall Street West, Lyndhurst, New Jersey. The Ridgefield Park office was sub-let. The move and sub-let resulted in the following charges:

◦
An expense of $94,992 for the difference between the rent due under the Ridgefield Park office master lease and the sub-let, over the course of the balance of the lease term. Accounting rules require this to be accrued at the time of the sub-let, and then amortized over the remaining life of the lease.

◦	Real estate commissions of $24,420 for the sub-lease of the Ridgefield Park office.

•
Personnel costs increased approximately $117,114 in the nine months ended August 31, 2018 as compared to the same period in fiscal 2017 due to the addition of sales and marketing positions. In addition, the Company had increased expense of $67,595 for stock options issued to employees and directors, and increased director fees of $86,475.

•
Freight out expense increased approximately $248,840 in the nine months ended August 31, 2018 as compared to the same period in fiscal 2017. The increase was due to less consolidation savings as a result of a change in the mix of customers. The Company is working to decrease its freight out expense.

•	Moving costs of $47,905 to move the finished goods inventory from the Company's former outsourced warehouse in Plainfield, Indiana to the current warehouse in Scranton, Pennsylvania.
The balance of the increase or decrease in expense comprised a number of smaller expense categories.
Advertising expense was $1,671,605 for the nine months ended August 31, 2018 as compared to $1,681,999 for the same period in fiscal 2017. The advertising expense decrease of $10,394 was due to lower media spend.
The loss before provision for income taxes was $687,201 for the nine months ended August 31, 2018. The provision for income taxes was $3,029,451. The income before provision for income tax was $2,145,894 for the nine months ended August 31, 2017, and the provision for income tax was $882,910. The large provision for income taxes for the nine months ended August 31, 2018 was due to changes in the tax law that were effective as of January 1, 2018 (see Note 11 - Income Taxes for further information on the effects of the new tax law).
Financial Position as of August 31, 2018
As of August 31, 2018, the Company had working capital of $1,520,776 as compared to $(349,154) as of the year ended November 30, 2017. The ratio of total current assets to current liabilities is 1.3 to 1.0 as of August

31, 2018, as compared to 0.9 to 1.0 as of November 30, 2017. The improvement in the Company's working capital was due to the 2018 Credit Agreement entered into with PNC, which provided for a term loan, classified as a non-current liability and a revolving line of credit, classified as a current liability (see Note 8 - Debt Agreement for further information). The Company is current with vendor payments. The Company’s cash position at August 31, 2018 was $463,952, as compared to $140,243 as of November 30, 2017. As of August 31, 2018, there were no dividends declared but not paid.
Accounts receivable as of August 31, 2018 and November 30, 2017 were $2,617,810 and $2,585,517, respectively. The increase in accounts receivable was due to higher gross sales for the preceding months. Included in net accounts receivable are an allowance for doubtful accounts, a reserve for returns and allowances and a reduction based on an estimate of cooperative advertising that will be taken as credit against payments. The allowance for doubtful accounts was $15,368 and $6,629 for August 31, 2018 and November 30, 2017, respectively. The allowance for doubtful accounts is a combination of specific and general reserve amounts relating to accounts receivable. The general reserve is calculated based on historical percentages applied to aged accounts receivable and the specific reserve is established and revised based on individual customer circumstances.
The reserve for returns and allowances is based on the historical returns as a percentage of sales in the three preceding months and a specific reserve based on customer circumstances and product lines. This allowance increased to $729,621 as of August 31, 2018 from $356,159 as of November 30, 2017. The increase was primarily due to a special returns reserves of $479,052 as a result of a dispute with an international customer. Of the total reserve amounts, allowances and reserves of $110,436 as of August 31, 2018, which are anticipated to be deducted from future invoices, are included in accrued liabilities.
Gross receivables were further reduced by $156,302 as of August 31, 2018, which was reclassified from accrued liabilities, as an estimate of the co-operative advertising that will be taken as a credit against current accounts receivable balances. In addition, accrued liabilities include $933,477, which is an estimate of co-operative advertising expense which are anticipated to be deducted from future invoices rather than current accounts receivable.
Inventories were $3,342,070 and $1,878,831, as of August 31, 2018 and November 30, 2017, respectively. The inventory is marked down to the lower of cost or net realizable value based on a detailed analysis of the individual inventory items. Mark downs of the inventory are recorded as an increase to the cost of sales. The inventory increased due to new products that the Company will be selling in future quarters.
Prepaid expenses and sundry receivables increased to $815,573 as of August 31, 2018 from $642,000 as of November 30, 2017 in the normal course of business.
Prepaid and refundable income taxes decreased to $27,784 as of August 31, 2018, from $38,153 as of November 30, 2017.
All deferred taxes are now classified as non-current in conformity with ASU 2015-17. Net deferred income tax assets were $6,498,480 as of August 31, 2018 as compared to $9,502,319 as of November 30, 2017. The decrease was due to a revaluation of deferred tax assets as a result of changes in the tax law that were effective January 1, 2018 (see Note 11 - Income Taxes for further information on the tax changes).
The Company’s investment in property and equipment consisted mostly of leasehold improvements, office furniture and equipment, and computer hardware and software to accommodate our personnel in addition to tools and dies used in the manufacturing process. The Company acquired $25,586 of additional property and equipment during the first nine months of fiscal 2018, primarily for computer equipment and software.
Current liabilities were $5,746,413 and $5,633,898, as of August 31, 2018 and November 30, 2017 respectively. Current liabilities at August 31, 2018 consisted of accounts payable, accrued liabilities, the outstanding balance on the Company's line of credit with PNC and the current portion of the term loan with PNC. As of August 31, 2018, there was $1,089,779 of open cooperative advertising commitments, of which $531,410 is from 2018, $235,141 is from 2017, $606,136 is from 2016, $133,751 from 2015 and a reduction of $416,659 for co-op claims which had not been processed yet as of August 31, 2018. Of the total amount of $1,089,779, $156,302 is reflected as a reduction of gross accounts receivables, and $933,477 is recorded as an accrued expense. Cooperative advertising is advertising that is run by the retailers in which the Company shares in part of the cost. If it becomes apparent that this cooperative advertising was not utilized, the unclaimed cooperative advertising will be offset against the expense during the fiscal year in which it is determined that it did not run. This procedure is consistent with the prior year’s methodology with regard to the accrual of unsupported cooperative advertising commitments.
The Company’s long-term obligations are long-term accrued liabilities, the term loan with PNC and a security deposit received from the sub-tenant of the Company's former facilities in East Rutherford, New Jersey and Ridgefield Park, New Jersey. The long-term accrued liabilities consist of the accrued sub-lease differential resulting from the sub-lease of the Company's former facilities.
Stockholders’ equity decreased to $7,811,480 as of August 31, 2018 from $9,907,193 as of November 30, 2017. The decrease was due to decreases in retained earnings as a result of the net loss in the first three quarters of fiscal 2018 partially offset by an increase in additional paid-in capital. The Company had previously issued a warrant to Capital Preservation Solutions, LLC who exercised 450,000 shares on February 5, 2018. This resulted in an increase to the common stock par value of $4,500 and an increase to additional paid-in capital of $1,422,000. The Company had issued stock options to the board of directors and employees during the current and prior fiscal years. The fair value of the stock option grants was estimated on the date of the grant using a Black-Scholes valuation model. As a result, $194,458 was recorded as a deferred compensation expense in the first nine months of fiscal 2018 and additional paid-in capital was increased by the same amount (See Note 12, Stock-Based Compensation for further information).
The Company's cash flow had $858,639 used in operating activities during the first nine months of fiscal 2018, as compared to $183,580 that was provided by operating activities during the same period in fiscal 2017. The change in cash flow from operations for the first nine months of fiscal 2018 as compared to the same period in fiscal 2017 was impacted by the following:

•	A loss of $3,716,652 in the first nine months of fiscal 2018 as compared to income of $1,262,984 for the same period in fiscal 2017.

•	There was a decrease in deferred tax assets of $3,003,838, most of which was recorded as an additional tax expense in the first quarter of fiscal 2018. This expense did not affect the cash balance.

•
There was an increase in accounts receivable of $41,033 which utilized cash provided during the nine months of fiscal 2018 as compared to an increase in accounts receivable of $1,503,021 during the nine months of fiscal 2017. The increase in accounts receivable was in the normal course of business and due to the increase in gross sales and receivable during the preceding months.

•
There was an increase in inventory of $1,463,238, utilizing cash, in the first nine months of fiscal 2018 as compared to a decrease in inventory of $170,838 during the same period in fiscal 2017. The Company increased inventory to bring in new products that will be introduced in future quarters.

•
Accounts payable and accrued liabilities increased $1,157,596 during the first three quarters of fiscal 2018, providing cash, as compared to a decrease of $624,013 during the first three quarters of fiscal 2017. The increase in accounts payable and accrued liabilities was in the ordinary course of business and mainly consists of media invoices. The media invoices will be paid in the fourth quarter of fiscal 2018.

•
Pre-paid expenses and other receivables increased $173,573 during the first nine months of fiscal 2018. The increase was due to a hold back of amounts owed to the Company as of August 31, 2018 from Emerson that are being held until January 15, 2020 to pay for any potential customer charge backs.

Net cash used by investing activities was $29,976 for the first nine months of fiscal 2018 was primarily for the cost of computer related equipment and software, as well as a portion of tools and dies used in the manufacturing process, as compared to $39,507 during the same period in fiscal 2017. Net cash provided by financing activities during the first nine months of fiscal 2018 was $1,212,324 as compared to cash used of $116,338 for the same period in fiscal 2017. Included in financing activities was the refinancing of the Company's debt with PNC (See Note 8 - Debt Agreement for further information regarding the financing) and the exercise of a portion of the Company's warrant with Capital Preservation Solutions, LLC (see Note 14 - Certain Relationships and Related Transactions for further information regarding the warrant).
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
Our primary capital needs are working capital requirements for the purchase of inventory and to support increases in accounts receivable. As of August 31, 2018, the Company had cash of $463,952. The Company’s long term liabilities as of August 31, 2018 were long term accrued liabilities of $244,864, the outstanding balance on the Company's term loan with PNC of $937,500 and a security deposit received from the sub-tenants of the Company's former facilities of $168,859. The Company had borrowings against its line of credit of $619,679 as of August 31, 2018. The Company believes that it has sufficient resources to fund its operations over the next twelve months from the date of this filing.
The 2018 Credit Agreement contains a financial covenant requiring the Company to maintain a fixed charge coverage ratio of no less than 1.10 to 1.0 as of the end of each fiscal quarter measured on a rolling four quarter basis.   Although the Company was in compliance with this covenant as of the end of the first quarter of fiscal 2018, the Company was not in compliance with this covenant as of the end of the second and third quarters of fiscal 2018 due to the Company's losses in those quarters, which constituted events of default under the 2018 Credit Agreement Under the terms of the 2018 Credit Agreement, an event of default permits PNC to, among other things, terminate the agreement and accelerate any indebtedness outstanding thereunder.  PNC waived compliance with the financial covenant for the second and third quarters of fiscal 2018. In addition, on October [19], 2018, the 2018 Credit Agreement was amended to reset the commencement date of the fixed charge coverage ratio covenant to begin with the fiscal quarter ending November 30, 2018. For the quarter ending November 30, 2018, the covenant will be tested only for the fiscal quarter then ending; for the quarter ending February 28, 2019, the covenant will be tested for the two fiscal quarter period then ending; and for the quarter ending May 31, 2019, the covenant will be tested for the three fiscal quarter period then ending. Thereafter, the covenant will be tested on a rolling four quarter basis.
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

1 - Reserve for Returns—The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. The estimated reserve is based in part on historical returns as a percentage of gross sales. The current estimated return rate is 4.8% of gross sales. Management estimates that the returns received will be disposed of. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account.
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
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of August 31, 2018 the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control overall financial reporting.

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
Date: October 22, 2018

CCA INDUSTRIES, INC.

By:	/s/ STEPHEN A. HEIT
Stephen A. Heit Chief Financial Officer and Chief Accounting Officer, and duly authorized signatory on behalf of Registrant