Form 10-K
period 2018-11-30
CCA INDUSTRIES INC
filed 2019-02-28
CIK 721447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended November 30, 2018
Commission File Number 001-31643

CCA INDUSTRIES, INC.
(Exact Name of Registrant as specified in Charter)

DELAWARE	04-2795439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1099 Wall Street West, Suite 275, Lyndhurst, NJ 07071
(Address of principal executive offices, including zip code)
(201) 935-3232
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange AMERICAN
Class A Common Stock, par value $0.01 per share	New York Stock Exchange AMERICAN
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of The Securities Act.     Yes  ☐    No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the Registrant was required to submit such files. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” or "emerging growth company" as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No  ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant (i.e., by persons other than officers and directors of the Company and holders of 10% or more of the Registrant’s voting stock), at the closing sales price of $3.00 on May 31, 2018, was as follows:

Class of Voting Stock		Market Value
5,210,960	shares; Common Stock, $.01 par value	$15,632,880
On February 27, 2019, there were 6,488,982 shares of Common Stock and 967,702 shares of Class A Common Stock of the Registrant outstanding. Our Class A Common Stock is held by one holder and is not actively traded.

On February 5, 2019, the Company announced that its board of directors determined that voluntarily delisting the Company’s common stock, $0.01 par value, and Class A common stock, $0.01 par value, (together, the “Common Stock”) from the NYSE American and voluntarily deregistering from the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are in the best interests of the Company.  The Company is eligible to deregister the Common Stock because it has fewer than 300 stockholders of record.  Accordingly, the Company intends to file on or about April 2, 2019 a Form 25 with the Securities and Exchange Commission (the "SEC") to voluntarily delist the Common Stock from the NYSE American and to deregister the Common Stock from Section 12(b) of the Exchange Act.  The Company also intends to file on or about April 12, 2019 a Form 15 with the SEC to request deregistration of the Common Stock under Section 12(g) of the Exchange Act.

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

•	the ability to achieve our operating plan for net sales, working capital and cash flows for fiscal 2019 and 2020;

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
The Company owns registered trademarks, or exclusive licenses to use registered trademarks, that identify its products by brand-name. Under most of the brand names, the Company markets several different but categorically-related products. The principal brand and trademark names include “Plus+White” (oral health-care products),“Sudden Change” (skin-care products), “Nutra Nail” (nail treatments), “Bikini Zone” (pre and after-shave products), "Porcelana" (skin-care products), “Hair Off” (depilatories), “Sunset Cafe” (perfumes), “Lobe Miracle” (ear-care product) and “Scar Zone” (scar diminishing cream).
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
The Company’s net sales in fiscal 2018 were $16,595,499. Gross profit was $10,062,159. International sales accounted for approximately 8.8% of net sales. The Company had a net loss of $3,321,766 for fiscal 2018. Total shareholders' equity at November 30, 2018 was $8,302,654.
Including the principal members of management (see Item 10. Directors, Executive Officers and Corporate Governance), the Company, at November 30, 2018, had a total of 14 employees in the areas of sales, administrative, marketing, accounting, and operations.
(b) Manufacturing and Shipping
The Company creates and/or oversees formulations and arranges with independent contractors for the manufacture of its products pursuant to Company specifications. During fiscal 2018, the Company had research and development costs of $62,989 as compared to $58,920 in fiscal 2017. Manufacturing and component-supply arrangements are maintained with various manufacturers and suppliers. The Company has moved most of its manufacturing to be "turn-key", with the contract manufacturer supplying the Company with a finished good. A small amount of manufacturing requires the Company to purchase components and packaging material that are then supplied to the contract manufacturer. All order processing, invoicing, deduction management and accounts receivable collections were outsourced to Advantage Sales and Marketing. The Company also signed a contract with Casestack,

Inc. ("Casestack"), a supply chain management company, who warehouses the Company's inventory and ship orders to the Company's customers. The Casestack warehouse is located in Scranton, Pennsylvania.
(c) Marketing
The Company markets its products to major drug, food and mass-merchandise retail chains, warehouse clubs and leading wholesalers, through independent sales representatives throughout the United States, and through distributors internationally.
The Company sells its products to approximately 250 accounts, most of which have numerous outlets. Approximately 40,000 stores carry at least one Company product (SKU). During the fiscal year ended November 30, 2018, the Company’s largest customers were Wal-Mart (approximately 41.5% of net sales), Walgreens (approximately 16.3%) and Target (approximately 10.4%). The loss of any of these principal customers, or substantial reduction of sales revenues realized from their business, could materially and negatively affect the Company’s earnings.
Most of the Company’s products are not particularly susceptible to seasonal-sales fluctuation. However, retail sales of depilatory and shave products customarily peak in the spring and summer months.
The Company works with external resources to create media advertising, packaging and point-of-purchase displays.
The Company primarily utilizes national cable and satellite television advertisements to promote its leading brands. In addition, and on a generally continuous basis, store-centered product promotions are cooperatively undertaken with customers.
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
(e) All Products
During the fiscal year ended November 30, 2018, the Company’s net sales by category percentage were: Skin Care 59.3%; Oral Care 34.2%; Fragrance 4.2%; and Miscellaneous 2.3%.

(f) License-Agreements Products
i. Inspired Beauty Brands, Inc. (formerly Alleghany Pharmacal Corporation)
In 1986, the Company entered into a license agreement with Alleghany Pharmacal Corporation now known as Inspired Beauty Brands, Inc. (the "Inspired Beauty License"). The license agreement, which is for the exclusive rights to Nutra Nail, Hair Off, Properm and IPR-3 was amended in 2011. The Company no longer markets products under the Properm and IPR-3 brand names. The Inspired Beauty License agreement, as amended, requires the Company to pay a royalty rate of 2.5% on net sales of said licensed products, and a minimum royalty of $250,000 per annum. The license agreement was further amended to eliminate the minimum royalty payment effective July 1, 2016 and continuing until June 30, 2017. Concurrent during the period that eliminates the minimum royalty, the royalty rate was changed to 10.0% of gross sales. Effective November 30, 2017, the Company entered into two amended license agreements for the Hair Off and Nutra Nail brands, that permanently eliminates the minimum royalty and increase the royalty rate to 10.0% of gross sales. The amended license agreements are for a term of three years, with an option to extend for two additional one year terms. The Company also has an option to purchase the Hair Off and Nutra Nail brands for an amount equal to the greater of; (a) ten (10) times the annual royalty for the NutraNail and or Hair Off brands for the preceding twelve months, or (b) (i) $500,000 for the period November 30, 2017 through November 30, 2019; (ii) $750,000 for the period December 1, 2019 through November 30, 2020; (iii) $1,000,000 for the period December 1, 2020 through November 30, 2022; subject to the negotiation of a definitive purchase and sale agreement containing terms customary for transactions of such nature. The Company incurred royalties of $91,920 for Inspired Beauty Brands, Inc. for the fiscal year ended November 30, 2018.
ii. Ultimark Products, Inc.
On March 23, 2017, the Company entered into a license agreement (the “Agreement”) with Ultimark Products, Inc. (“Ultimark”) for the exclusive right to manufacture, market and sell the Porcelana brand of skin care products. The Company’s Chairman of the Board and Chief Executive Officer, Lance Funston, is also the Chairman of the Board and Chief Executive Officer of Ultimark. Porcelana is designed to reduce dark spots and brighten the skin. Under the Agreement, the Company acquired the exclusive right and license to use the Porcelana brand, formulas, packaging designs and trademarks (collectively, the “Porcelana Brand”) in connection with the design, development, manufacture, advertising, marketing, promotion, offering, sale and distribution of Porcelana products worldwide. In addition, the Company purchased all good and saleable inventory of Porcelana products in Ultimark’s possession or control as of April 1, 2017 at Ultimark’s cost, without markup. The Agreement requires the Company to pay Ultimark a royalty of 10% on the gross sales of Porcelana products manufactured and sold under the Agreement. Royalties are payable quarterly, commencing the first fiscal quarter in which Porcelana products are sold pursuant to the Agreement. There is no minimum royalty for any period under the Agreement. In addition, the Company has the option to purchase the Porcelana Brand from Ultimark during the term of the Agreement for an amount not to exceed $3.2 million, subject to a fairness opinion. In the event of such purchase, the Agreement shall thereafter terminate and no further royalties or compensation will be due thereunder. The Agreement has a term of one year, effective March 1, 2017 and ending February 28, 2018. The Agreement may be renewed, at the Company’s option, for up to two additional one-year terms. The Company had renewed the Agreement for an additional one year term ending February 28, 2019 and has renewed the Agreement for an additional one year term ending February 28, 2020, which included a modification of the Agreement to replace the Company option to purchase the Porcelana Brand with a right of first refusal if a third party buyer offers to purchase the brand. In consideration of the change in the Agreement, Ultimark and the Company have mutually agreed to reduce the royalty rate from 10% to 8%, effective March 1, 2019. The Company incurred costs of $177,791 for the year ended November 30, 2018 for royalties under the Agreement.
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

There is No Assurance That The Business Will Be Able to Maintain or Increase Net Sales.
In fiscal 2018, net sales were $16,595,499 with a net loss of $3,321,766. There is no assurance that the Company’s existing products or any new products introduced into the marketplace will be successful.
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
The Company Relies On A Few Large Customers For A Significant Portion Of Its Sales.
In fiscal 2018 and 2017, respectively, Wal-Mart Stores Inc. represented 41.5% and 36.3% of the Company’s net sales. The Company’s four largest customers accounted for 75.6% of the Company’s net sales in fiscal 2018. The Company has no agreements with any of its customers to stock its products. The Company’s business would suffer materially if it lost Wal-Mart Stores, Inc., Walgreens, Inc., CVS, or Target, Inc. as a customer. Any significant reduction in sales to any of the Company’s four top customers could likely have a material adverse effect on the Company’s financial condition and results of operations.
The Price of the Company’s Stock May Be Volatile.
The Company’s stock could fluctuate substantially. There is a limited float of shares tradable. There are factors beyond the Company’s control which may cause the market price of our stock to fluctuate significantly, including but not limited to the volatility of small cap stocks in general, general stock market conditions, and general economic variations. In addition, variations in the Company’s operating revenues and profits and the timing of advertising commitments may have a material effect on the market price of the Company’s stock. In addition, see below in this Item 1A under “We are permitted to deregister our common stock under the Exchange Act, which could negatively affect the liquidity and trading prices of our common stock and would result in less disclosure about the Company.”
We are permitted to deregister our common stock under the Exchange Act, which could negatively affect the liquidity and trading prices of our common stock and would result in less disclosure about the Company.

The Company announced on February 5, 2019 that its board of directors determined that voluntarily delisting the Company’s common stock, $0.01 par value, and Class A common stock, $0.01 par value, (together, the “Common Stock”) from the NYSE American and voluntarily deregistering from the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are in the best interests of the Company. The Company is eligible to deregister the Common Stock because it has fewer than 300 stockholders of record. The Company is permitted pursuant to the Exchange Act to deregister its common stock and “go dark” and, given the increasing cost and resource demands of being a public company, the Company has determined to do so. By going dark, the Company’s obligations to file reports with the SEC (including periodic reports, proxy statements, and tender offer statements) will cease and we expect that there will be a decrease in the liquidity in our common stock, although it is possible that stockholders may continue to be able to trade our common stock on the OTC pink sheets if at least one broker-dealer continues to quote our common stock on the OTC pink sheets. In addition, companies with common stock quoted on the OTC pink sheets are not required to meet the reporting requirements set forth under the Exchange Act and there can be no assurance that we will continue to provide financial or other information, or that any broker-dealer will continue to quote our common stock. As a result, investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and the ability of our stockholders to sell our common stock in the secondary market may be materially limited.
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
The Future Growth of the Company Depends on an Effective Marketing Program.
An effective marketing program includes media advertising, in-store merchandising, enhancing distribution, cooperative advertising with our retail partners and product promotions that increase product availability, awareness, and help generate increased sales for our customers. Our inability to develop and implement an effective advertising campaign, marketing or promotional programs, that will succeed in a difficult economic environment and highly competitive marketplace, could have a material adverse effect on our business.
We Sell to International Accounts.
In fiscal 2018, international sales accounted for approximately 8.8% of our total net sales. Our international sales expose the Company to additional risks associated with political or regulatory conditions, the dependence on other economies and foreign currency fluctuations which may diminish demand for U.S. goods and subject us to adverse translation impact. A terrorist attack, the threat of a terrorist attack or foreign military operations or other catastrophic event beyond the Company's control could prevent us from shipping to our international accounts. A loss of or material reduction in our international sales would have a material adverse effect on our business.

Some Raw Materials or Components Used in our Products are Sourced from International Suppliers.
Some of the components used in our products are sourced from international suppliers either by the Company directly or through our outside contract manufacturers. This exposes the Company to an additional risk of increased costs if the foreign currency exchange rates change unfavorably. In addition, the Company could be faced with increased costs if the tariffs are increased for the country of origin. A terrorist attack, the threat of a terrorist attack or foreign military operations or other catastrophic event beyond the Company's control could prevent the international suppliers from delivering their goods to the Company or contract manufacturers. The interruption of the supply could have a material adverse effect on our business.
We Have Entered into Employment and Change of Control Agreements that would Require Us to Make Substantial Payments in connection with a Change of Control of the Company.
The Company has entered into an Employment Agreement with Stephen A. Heit, the Company's Chief Financial Officer (the "Executive"). The Employment Agreement may, in the event of termination of employment under certain circumstances or a change of control of the Company, result in a lump sum payment equal to three times the Executive’s base annual salary and prior year bonus plus other benefits. In addition, the Company has entered into a severance agreements with Douglas Haas, the Company's President and an employment agreement with one other employee, who is not a named officer, which provide that in the event of termination of employment under certain circumstances or a change of control of the Company, Mr. Haas or the other employee who is not a named officer, as applicable, will be entitled to a lump sum payment equal to one times his base annual salary and prior year bonus plus other benefits. For further information, see Part III, Section 11, Executive Compensation. If the Company was required to make a substantial payment under any of these agreements, there would be a significant impact to the Company's cash reserves and earnings. For further information, see Part III, Section 11, Executive Compensation.

The Company May Not be Able to Fully Realize its Deferred Tax Assets.
The amounts recognized in the deferred tax asset are management's best estimate of the amount more likely than not to be realized and the actual results could differ from those estimates. In determining the amount more likely than not to be realized, management considered available information and determined the negative objective evidence, primarily recent losses offset by positive objective evidence, including forecasts for future profitability. Future profitability in this competitive industry depends on the successful execution of management's initiatives designed to obtain sales levels and improve operating results. The inability to successfully execute these initiatives could reduce estimates of future profitability, which could affect the Company's ability to realize the deferred tax assets. In addition, changes to future tax rates can also affect the value of the deferred tax assets. The enactment by the United States Government of public law 115-97, an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (formerly known as the Tax Cut and Jobs Act of 2017) provides for a lower corporate tax rate beginning in fiscal year 2018. This resulted in a revaluation of the Company's deferred tax assets in the first quarter of fiscal 2018 which resulted in a substantial reduction of value.

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
In June 2017, the Company rented office space at 193 Conshohocken State Road, Penn Valley, Pennsylvania. The Company pays a monthly rental of $6,000 per month which was approved by the independent directors of the Company's board of directors. The building is owned by Lance Funston, the Company's Chief Executive Officer and Chairman of the Board. The Company's Pennsylvania facility houses its marketing and sales staff, as well as the office of the Chief Executive Officer. There is no written lease for the facility.
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
The East Rutherford facility consisted of warehouses and offices totaling approximately 81,000 square feet of space. As a result of the outsourcing to the Emerson Group, the Company had not been using the warehouse space since December 2014. In June 2015, the Company sub-let the East Rutherford facility. The terms of the sublet is for a monthly rent of $36,963 plus all common charges and utilities for a term of six years and ten and one half months, expiring in May 2022. The sub-lease provides for annual increases of 2% per year. The Company's lease for the East Rutherford facility provides for rent currently of $44,397 per month, with annual increases equal to the change in the Consumer Price Index. The lease expires in May 2022.

Item 3. LEGAL PROCEEDINGS

The Company previously disclosed that on March 16, 2018, K.E.L.K. Corp. formerly known as Solar Sense Corporation ("Solar") filed a complaint in the United States District Court for the Middle District of Florida, Tampa Division. The complaint alleges that the Company violated provisions of the license agreement between the Company and Solar granting the Company the right to market products utilizing certain trademarks under the license agreement. Most of the claims relate to events that Solar alleged to have occurred beginning in 1998. The Company has filed a motion for summary judgment based on the statue of limitations and the doctrine of laches (unreasonable delay in bringing a claim). The Company does not know at this time if its motion for summary judgment will be granted, and therefore cannot estimate any potential damages or cost of this litigation. The Company's management does not believe the lawsuit has any merit and intends to vigorously defend against any claims. The Company does not actively sell any products under the license agreement with Solar.
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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Common Stock is traded on the New York Stock Exchange AMERICAN under the symbol “CAW”. The Company announced on February 5, 2019 that its board of directors determined that voluntarily delisting the Company’s common stock, $0.01 par value, and Class A common stock, $0.01 par value, (together, the “Common Stock”) from the NYSE American and voluntarily deregistering from the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are in the best interests of the Company. The Company is eligible to deregister the Common Stock because it has fewer than 300 stockholders of record. The Company is permitted pursuant to the Exchange Act to deregister its common stock and “go dark” and, given the increasing cost and resource demands of being a public company, the Company has determined to do so. By going dark, the Company’s obligations to file reports with the SEC (including periodic reports, proxy statements, and tender offer statements) will cease and we expect that there will be a decrease in the liquidity in our common stock, although it is possible that stockholders may continue to be able to trade our common stock on the OTC pink sheets if at least one broker-dealer continues to quote our common stock on the OTC pink sheets. In addition, companies with common stock quoted on the OTC pink sheets are not required to meet the reporting requirements set forth under the Exchange Act and there can no assurance that we will continue to provide financial or other information, or that any broker-dealer will continue to quote our common stock. As a result, investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and the ability of our stockholders to sell our common stock in the secondary market may be materially limited.
The Company’s Class A Common Stock is listed, but not traded, on the New York Stock Exchange AMERICAN.
The range of high and low sales prices of the Company's Common Stock during each quarter of its 2018 and 2017 fiscal years were as follows:

Quarter Ended	2018	2017
February 28	$3.20—$2.90	$3.23—$2.35
May 31	$3.25—$3.00	$3.32—$3.05
August 31	$3.05—$2.50	$3.70—$3.10
November 30	$3.05—$2.30	$3.70—$2.90
The high and low sales prices for the Company’s Common Stock, on February 27, 2019 were $1.50—$1.40 per share.
As of February 27, 2019, there were approximately 86 individual shareholders of record of the Company’s Common Stock. Based on reports of security position listings and the number of proxies requested by brokers in conjunction with the prior year’s annual meeting of stockholders, we believe there are a substantial number of beneficial holders in various street and depository trust accounts, which represent approximately 600 additional shareholders.
As of February 17, 2019, there was one individual shareholder of record of the Company’s Class A Common Stock.
The dividend policy is at the discretion of the Board of Directors of the Company and will depend on numerous factors, including earnings, financial requirements and general business conditions. Additionally, the debt instruments to which we are a party impose restrictions that can restrict us from making dividends or distributions. We did not pay any dividends in fiscal years 2018 and 2017, and we currently intend to retain all available funds and any future consolidated earnings to fund our operations and the development and growth of our business.
Unregistered Sales. During fiscal 2018, we issued the following equity grants to certain employees and directors without registration in reliance on an applicable exemption from registration under Section 4(a)(2) and Regulation D of the Securities Act:

On June 20, 2018, the Company granted incentive stock options for an aggregate of 270,000 shares to fourteen employees at $2.85 per share, which was the closing price of the Company's stock on that day. The options vest in equal 20% increments beginning one year after the date of grant, and for each of the four subsequent anniversaries of such date. The options expire on June 19, 2028. The Company had estimated the fair value of the options granted to be $398,169 as of the grant date. Accordingly, the Company recorded a charge against earnings in the amount of $33,181 for the fiscal year ended November 30, 2018.
On June 20, 2018, the Company granted non-qualifed stock options for 75,000 shares each to Brent Funston and Brian Haveson, directors of the Company, at $2.85 per share, which was the closing price of the Company's stock on that day. The options vest twelve months after the date of grant. The options expire on June 19, 2023. The Company had estimated the fair value of the options granted to be $153,945 as of the grant date. Accordingly, the Company recorded a charge against earnings in the amount of $64,144 for the fiscal year ended November 30, 2018.
Equity Compensation Plan Information. The information set forth in Item 12 of Part II of this Annual Report under the heading "Equity Compensation Plan Information" is incorporated by reference herein.

Item 6. SELECTED FINANCIAL DATA

	Years Ended November 30,
	2018	2017	2016	2015	2014
Statement of Operations:
Sales, Net	$16,595,499	$19,813,262	$19,610,234	$24,753,950	$30,120,299
Income (Loss) from Continuing Operations	(3,321,766)	1,831,181	1,192,684	(3,256,632)	(2,803,428)
(Loss) Income from Discontinued Operations	—	—	(11,474)	12,421	(5,996,041)
Net Income (Loss)	(3,321,766)	1,831,181	1,181,210	(3,244,211)	(8,799,469)
Earnings (Loss) Per Share:
Basic
Continuing Operations	$(0.45)	$0.26	$0.17	$(0.46)	$(0.40)
Discontinued Operations	—	$—	$—	$—	$(0.86)
Diluted
Continuing Operations	$(0.45)	$0.26	$0.17	$(0.46)	$(0.40)
Discontinued Operations	$—	$—	$—	$—	$(0.86)
Weighted Average Number of Shares Outstanding—Basic	7,375,314	7,006,684	7,006,684	7,006,684	7,006,684
Weighted Average Number of Shares Outstanding—Diluted	7,375,314	7,006,684	7,021,764	7,006,684	7,006,684

	At November 30,
Balance Sheet Data:	2018	2017	2016	2015	2014
Working Capital (Deficiency)	$2,233,786	$(349,154)	$(1,453,941)	$(2,474,868)	$900,826
Total Assets	14,154,852	15,930,459	17,238,232	19,150,559	21,732,592
Total Liabilities	5,852,198	6,023,266	9,329,341	12,761,418	12,166,638
Total Shareholders’ Equity	8,302,654	9,907,193	7,908,891	6,389,141	9,565,954
Cash Dividends Declared per Common Share	$—	$—	$—	$—	$—

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
Overview
For the year ended November 30, 2018, the Company had a net loss from operations of $3,321,766 and a loss per share, basic and fully diluted of $0.45, as compared to net income from operations of $1,831,181 and earnings per share, basic and fully diluted of $0.26 for the year ended November 30, 2017. The loss in fiscal 2018 was caused by a change in the tax rates that was enacted in December 2017 that resulted in the Company's lowering the value of its deferred tax assets which increased the provision for income tax.

Accounts payable and accrued liabilities recorded as a current liability decreased to $3,155,333 as of November 30, 2018 from $3,617,543 as of November 30, 2017, a decrease of $462,210. In addition, the outstanding balance on the Company's line of credit decreased to $1,134,726 as of November 30, 2018 from $2,016,355 as of November 30, 2017, a decrease of $881,629.
The Company had net cash used in operations of $1,266,280 for the year ended November 30, 2018 as compared to net cash provided by operations of $1,151,048 for the year ended November 30, 2017. The Company had current assets of $6,898,845 and current liabilities of $4,665,059 at November 30, 2018. Retained earnings decreased to $2,127,817 at November 30, 2018 from $5,449,583 at November 30, 2017. The Company entered into a credit agreement with PNC Bank, National Association on February 5, 2018 (see Financial Statements Note 7 - Debt Agreement for further information). On February 5, 2018, Capital Preservation Solutions, LLC exercised part of the Warrant they held and purchased 450,000 shares, providing the Company was $1,426,500 of working capital (see Item 13 - Certain Relationships and Related Transactions for further information regarding the Warrant).
Comparison of Operating Results for Fiscal Years 2018 and 2017
For the year ended November 30, 2018, the Company had total revenues of $16,606,753 and a net loss from operations of $3,321,766 after a provision for income taxes of $3,380,268. For the year ended November 30, 2017, the Company had total revenues of $19,830,098, and net income from operations of $1,831,181, after a provision for income taxes of $1,173,554. The basic and fully diluted loss per share from operations for fiscal 2018 was $0.45 as compared to basic and fully diluted earnings per share from operations of $0.26 for fiscal 2017.
The Company’s net sales decreased to $16,595,499 for the fiscal year ended November 30, 2018 from $19,813,262 for the fiscal year ended November 30, 2017.
Sales returns and allowances were 7.7% of gross sales for fiscal 2018 as compared to 5.3% for fiscal 2017. Returns were higher in fiscal 2018 primarily due to the recording of a $479,052 sales credit as a result of a dispute with an international customer regarding its purchase of fragrance products. Coupon expense, charged against sales allowances, was $141,029 in fiscal 2018 as compared to $6,277 in fiscal 2017. The Company, on an ongoing basis, has returns of products that have been phased out and replaced by new items as part of its marketing plans.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company classified certain advertising and promotional expenditures as a reduction of sales rather than report them as an expense, which has no effect on net income. This classification is in accordance with ASC Topic 605-10-S99, “Revenue Recognition” as more fully described in Note 2 (“Sales Incentives”) of the consolidated financial statements for fiscal 2018. The classification reflects a reduction in net sales for the fiscal years ended November 30, 2018 and 2017 by $449,011 and $220,535, respectively. Included in the classification were a write off of older cooperative advertising commitments as a result of completion of customer post audit reviews. Open cooperative advertising that was accrued for in previous years was decreased by $535,096 for the fiscal year ended November 30, 2018. For the fiscal year ended November 30, 2017, the reserve for open cooperative advertising was decreased by $817,972. The net effect of the decrease was an increase in net sales.
The Company’s net sales, by category for fiscal 2018 as compared to fiscal 2017 were:

	Years Ended November 30,
	2018		2017
Category	Net Sales		Net Sales
Skin Care	$9,844,373	59.3%	$10,438,810	52.6%
Oral Care	5,674,766	34.2%	7,481,398	37.8%
Nail Care	—	—%	100,829	0.5%
Fragrance	701,314	4.2%	1,167,288	5.9%
Miscellaneous	375,046	2.3%	624,937	3.2%
Analgesic	—	—%	—	—%
Hair Care	—	—%	—	—%
	$16,595,499	100.0%	$19,813,262	100.0%
Net sales were affected by the following factors:

•
Net sales of skin care products decreased $594,437 for the twelve months ended November 30, 2018, as compared to the same period in 2017. The decrease in net sales was primarily due to lower gross sales of the Company's skin care products as a result of lost distribution. The Company expects to begin regaining lost distribution in fiscal 2018 with the move of sales representation to Advantage.

•
Net sales of oral care products decreased $1,806,632 for the twelve months ended November 30, 2018 as compared to the same period in fiscal 2017. Gross sales were lower primarily due to loss of one distribution channel and decreased volume at one other retailer. The Company expects increased sales in fiscal 2019 due to the introduction of its tooth polisher kit, which will initially be distributed by Walgreens and updated packing of its other oral care products.

•
Net sales of fragrance products decreased $465,974 for the twelve months ended November 30, 2018 as compared to the same period in fiscal 2017. The net sales decreased due to a dispute with the Company's distributor in Saudi Arabia. The dispute has been resolved and the Company expects substantially higher sales in fiscal 2019.

Gross profit margins decreased to 60.6% in fiscal 2018 from 62.4% in fiscal 2017. The decrease was primarily due to a sales credit for the Company's fragrance distributor in Saudi Arabia as a result of a dispute. The total cost of sales as a percentage of gross sales remained almost flat at 34.4% in fiscal 2018 as compared to 34.3% in fiscal 2017. The Company is continually working with its contract manufacturers to reduce the cost of goods, and also in some cases seeks out new contract manufacturers in an effort to lower costs.
Selling, general and administrative expenses increased to $7,868,536 for the year ended November 30, 2018 from $7,052,219 for the 2017 fiscal year. The increase of $816,317 was as a result of the following expenses:

•	Order processing, warehousing and shipping increased $171,322 due to higher freight rates. The Company expects the higher freight rates to continue in fiscal 2019.

•	Deferred compensation costs increased $123,606 as a result of stock options issued to two directors of the Company and fourteen employees.

•	Personnel costs increased $263,230 as a result of hiring additional sales and marketing personnel.

•
Rent expense increased $74,832 due to the costs of sub-leasing the Company's former facility at 65 Challenger Road, Ridgefield Park, New Jersey, and a $3,500 increase in monthly rent for the Pennsylvania office.

•
Directors fees increased $137,141 due to an increase in the annual retainer for each director, an increase in compensation for the Chairman of the Audit Committee and establishment of an annual retainer for the Vice Chairman of the Board, a new position.

•	The balance of cost increases or decreases are comprised from a number of smaller expense categories.

Advertising, cooperative and promotions expenses for fiscal 2018 were $1,591,227 as compared to $1,769,748 for fiscal 2017. The decreased expense of $178,521 was comprised primarily of decreased media advertising of the Company's brands and decreased market research costs. The Company’s advertising expense changes from year to year based on the timing of the Company’s promotions and the Company's planned advertising campaigns.
Research and development expenses increased to $62,989 for the 2018 fiscal year from $58,920 for the 2017 fiscal year. The Company outsources its regulatory work, as well as utilizing third party contract manufacturers for product development.
The Company had interest expense of $488,299 for the year ended November 30, 2018 as compared to $505,872 for the year ended November 30, 2017. The Company expects its interest costs to continue to decrease due to entering into a new credit agreement with PNC Bank in February 2018 (see Item 1A. Risk Factors for further information on the credit agreement), and cash flow expected to be generated in fiscal 2019. In addition, the Company wrote off deferred financing fees of $112,277 related to the Company's line of credit with SCM Specialty Finance Opportunities Funds, L.P., an affiliate of CNH Finance, L.P., which was recorded as interest expense in the first quarter of fiscal 2018. The amount borrowed under the line of credit was paid off with the proceeds of the PNC Bank financing (See Notes to the financial statements, Note 7 - Debt Agreement for further information).
Income before provision for income taxes for operations was $58,502 for the year ended November 30, 2018, as compared to $3,004,735 for the year ended November 30, 2017.
The effective tax provision for fiscal 2018 was 5,778.0% of income before tax as compared to 39.1% of income before tax for fiscal 2017. The higher rate in fiscal 2017 was primarily due to a decrease in the valuation of the deferred tax assets in that year which resulted in an increase of $3,146,636 in the tax provision. The decreased valuation was due to changing the assumption of the realization of future tax benefits at a combined federal and state income tax rate of 23.90% from 36.45%, which was the rate assumed for the 2017 fiscal year. The change in the rate was as a result of the enactment by the United States Government of public law 115-97, an Act to provide for reconciliation pursuant to Titles II and V of the concurrent resolution on the budget for fiscal year 2018 (formerly known as the Tax Cut and Jobs Act of 2017). The Company expects that its tax provision will decrease to a normal level in fiscal 2019.

Financial Position as of November 30, 2018
As of November 30, 2018, the Company had working capital of $2,233,786 as compared to a working deficiency of $349,154 at November 30, 2017. The ratio of total current assets to current liabilities is 1.5 to 1 as of November 30, 2018, as compared to 0.9 to 1 for the prior year. Working capital increased due to $1,426,500 received from a partial exercise of the Warrant held by Capital Preservation Solutions, LLC (see Item 13 - Certain Relationships and Related Transactions for further information on the Warrant). In addition, due to the 2018 Credit Agreement with PNC Bank, National Association, the Company received a term loan of $1,500,000 which together with the Warrant proceeds was used in part to pay off debt that had been classified as a current liability (see Notes to the financial statements, Note 7 - Debt Agreement for further information). Most of the cash flow was directed towards an increase in inventory and reducing the Company's accounts payable and accrued liabilities. The Company’s cash position at November 30, 2018 was $373,626, versus cash of $140,243 as at November 30, 2017. The Company had no investments at November 30, 2018. As of November 30, 2018, there were no dividends declared.
Accounts receivable as of November 30, 2018 and 2017 were $2,598,585 and $2,585,517, respectively. Included in net accounts receivable are an allowance for doubtful accounts, a reserve for returns and allowances and a reduction based on an estimate of cooperative advertising that will be taken as credit against payments. The allowance for doubtful accounts was $10,489 and $6,629 for November 30, 2018 and 2017, respectively. The reserve for returns and allowances is a combination of specific and general reserve amounts relating to accounts receivable. The general reserve is calculated based on historical percentages applied to aged accounts receivable and the specific reserve is established and revised based on individual customer circumstances.
The reserve for returns and allowances is based on the historical returns as a percentage of sales in the three preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances. This allowance decreased to $279,284 as of November 30, 2018 from $356,159 as of November 30,

2017. Of this amount, allowances and reserves in the amount of $96,592, which are anticipated to be deducted from future invoices, are included in accrued liabilities.
Gross receivables were further reduced by $168,750 as of November 30, 2018, which was reclassified from accrued liabilities, as an estimate of the cooperative advertising that will be taken as a credit against payments. In addition, accrued liabilities include $674,997, which is an estimate of cooperative advertising expense relating to fiscal 2018 sales which are anticipated to be deducted from future invoices rather than current accounts receivable.
Inventories were $3,312,573 and $1,878,831, as of November 30, 2018 and 2017, respectively. The increase in inventory is to support new products. The reserve for inventory obsolescence is based on a detailed analysis of inventory movement. The inventory obsolescence reserve decreased to $25,483 as of November 30, 2018 from $158,269 as of November 30, 2017. Changes to the inventory obsolescence reserves are recorded as an increase or decrease to the cost of sales.
Prepaid expenses and sundry receivables decreased to $588,258 as of November 30, 2018 from $642,000 as of November 30, 2017. The decrease was in the ordinary course of business.
Prepaid and refundable income taxes decreased to $25,803 as of November 30, 2018, from $38,153 as of November 30, 2017. Prepaid income taxes consist of tax payments or refunds due from federal and various state jurisdictions that the Company files in.
The Company’s investment in property and equipment consisted mostly of office furniture and equipment, and computer hardware and software to accommodate our personnel in addition to tools and dies used in the manufacturing process. The Company acquired $25,586 of additional property and equipment during fiscal 2018, primarily for upgrade of workstations for the Company's employees and software.
The Company had intangible assets of $436,574 as of November 30, 2018 as compared to $432,320 as of November 30, 2017. During the fiscal year ended November 30, 2018, the Company acquired $4,390 of intangible assets.
The Company had deferred financing fees of $148,451 as of November 30, 2018. On February 5, 2018, the Company entered into the Revolving Credit, Term Loan and Security Agreement (the “2018 Credit Agreement”) with PNC Bank, National Association ("PNC"). The 2018 Credit Agreement provides for a term loan in an amount of $1,500,000 (the “Term Loan”) and a revolving line of credit up to a maximum of $4,500,000 (the “2018 Revolving Loan” and together with the Term Loan, the “Loans”). The proceeds of the Loans were used to pay off the Company's existing debt with CNH Finance Fund I, L.P., formerly known as SCM Specialty Finance Opportunities Fund, L.P. (“CNH”), and for general working capital purposes. The deferred financing fees were for fees and legal costs incurred in connection with entering into the 2018 Credit Agreement. In addition, the Company wrote off $112,277 of deferred financing fees from the CNH loan which was recorded as interest expense in the first quarter of fiscal 2018. See Financial Statements Note 7 - Debt Agreement for further information regarding the Credit Agreement.
The Company had non-current deferred tax assets of $6,149,642 as of November 30, 2018 as compared to $9,502,319 as of November 30, 2017. The decrease was due to a revaluation of the deferred tax assets as a result of a change in the tax law that decreased the Company's federal tax rate from 34% to 21%. The effective state income tax rate increased slightly from 2.45% to 2.90%.
Current liabilities were $4,665,059 and $5,633,898 as of November 30, 2018 and 2017, respectively. Current liabilities at November 30, 2018 consisted of accounts payable, accrued liabilities, the amount borrowed under the Company's line of credit with PNC and the current portion of the term loan notes payable with PNC. Accounts payable and accrued liabilities decreased as the Company accrued less for employee bonus payments and a decrease in accrued cooperative advertising liabilities. As of November 30, 2018, there were $843,747 of open cooperative advertising commitments, of which $536,267 is from 2018, $228,728 is from 2017 and $596,494 is from 2016. In addition, there were reductions in open commitments of $517,742 which had not yet been applied to a specific year. Of the total amount of $843,747, $168,750 is reflected as a reduction of gross accounts receivable, and $674,997 is recorded as an accrued expense. Cooperative advertising is advertising that is run by the retailers in which the Company shares in part of the cost. If it becomes apparent that this cooperative advertising was not utilized, the unclaimed cooperative advertising will be offset against the expense during the fiscal year in which it is determined that it did not run. This procedure is consistent with the prior year’s methodology with regard to the accrual of unsupported cooperative advertising commitments.
Long-Term Obligations and Credit Agreement
The Company’s long-term obligations as of November 30, 2018 were for a portion of its net sub-lease liability, the non-current portion of the term loan note with PNC and a security deposit for the sub-lease of its former facility in East Rutherford, New Jersey. The Company incurred facility exit costs as a result of exiting and subsequently sub-letting the Company's prior facility at 65 Challenger Road, Ridgefield Park, New Jersey and 200 Murray Hill Parkway, East Rutherford, New Jersey. Accrued expenses include $62,339 and $205,970, respectively, as an estimate for the difference between the rent that the Company pays its Ridgefield Park and East Rutherford landlords per the master lease and the rents received from the sub-tenants over the balance of the term of the sub-lease. The portion of the net sub-lease liability due greater than twelve months was reclassified as a long-term liability.
Shareholder's Equity and Cash Flow
Shareholders’ equity decreased to $8,302,654 as of November 30, 2018 from $9,907,193 as of November 30, 2017. The decrease was due to decreases in retained earnings of $3,321,766 as a result of the increased provision for income taxes from the revaluation of the Company's deferred tax assets (see Notes to the financial statements, Note 10 - Income taxes for further information) and an increase in additional paid-in capital of $1,712,727 due to the issuances of stock options and the partial exercise of the Warrant (see Item 13 - Certain Relationships and Related Transactions for further information on the Warrant).
The Company's cash used in operating activities was $1,266,280 during fiscal 2018, as compared to cash provided of $1,151,048 during fiscal 2017. The use of cash in fiscal 2018 was mainly due to the increase in inventory. Net cash used in investing activities was $29,976 in fiscal 2018, primarily due to the acquisition of new computer equipment and software for the Company. Cash flow provided by financing activities was $1,529,639 during the year ended November 30, 2018, as a result of proceeds from the Company's term loan with PNC recorded as notes payable and the partial exercise of the Warrant, offset by a reduction in the Company's borrowing under its line of credit and payment of deferred financing charges. The Company’s cash balance increased by $233,383 during fiscal 2018.
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

The Company's primary capital needs in fiscal 2019 are working capital requirements to finance increases in accounts receivable as a result of anticipated increased sales and to support the media advertising program for fiscal 2019.

On February 5, 2018, the Company entered into the Revolving Credit, Term Loan and Security Agreement (the “PNC Credit Agreement”) with PNC Bank, National Association. The PNC Credit Agreement provides for a term loan in an amount of $1,500,000 (the “Term Loan”) and a revolving line of credit up to a maximum of $4,500,000 (the “Revolving Loan” and together with the Term Loan, the “Loans”). The proceeds from the Loans were used to pay off the SCM Credit Agreement and for general working capital purposes. See Notes to financial statements, Note 7 - Debt Agreement for further information.

The Term Loan with PNC Bank is payable in consecutive monthly installments of $31,250 commencing March 1, 2018 and bears interest, at the election of the Company, at either the PNC base rate plus 1% or 30, 60 or 90 day LIBOR rate plus 3.50%. All outstanding amounts under the Revolving Loan bear interest, at the election of the Company, at either the PNC base rate plus 0.25% or 30, 60 or 90 day LIBOR rate plus 2.75%, payable monthly in arrears. The Company is also required to pay a quarterly unused line fee and collateral management fee. The commitment under the PNC Credit Agreement expires three years after the Closing Date. The Loans and all other amounts due and owing under the Credit Agreement and related documents are secured by a first priority perfected security interest in, and lien on, substantially all of the assets of the Company. Amounts available for borrowing under the Revolving Loan equal the lesser of the Borrowing Base (as defined below), and $4,500,000, in each case, as the same is reduced by the aggregate principal amount outstanding under the Revolving Loan. “Borrowing Base” under the Credit Agreement means, generally, the amount equal to (i) 85% of the Company’s eligible accounts receivable, plus (ii) 65% of the value of eligible inventory, less (iii) certain reserves. The PNC Credit Agreement contains customary representations, warranties and covenants on the part of the Company, including a financial covenant requiring the Company to maintain a fixed charge coverage ratio of no less than 1.10 to 1.0. The PNC Credit Agreement also provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement, as a result of which amounts due under the PNC Credit Agreement may be accelerated. On the Closing Date, the Company borrowed the entire $1,500,000 Term Loan and drew $386,130 on the Revolving Loan. These amounts were used, in part, to pay off the total amount due under the Company's SCM Credit Agreement. As of November 30, 2018, there was $1,134,726 outstanding under the Revolving Loan and $1,218,750 outstanding under the Term Loan.

Based on management's assumptions concerning capital resources and liquidity, which include achieving our internal forecast and operating plan for improved net sales, operating results and operating cash flows and anticipated credit from vendors, it is anticipated that the Company will have sufficient internal and external sources of liquidity to fund operations and anticipated working capital and expected cash needs for the next twelve months from the date of the filing of this Form 10-K. This expectation depends upon future operating performance, the achievement of the Company's operating plan and internal forecast, absence of unforeseen cash requirements, continuation of credit facility availability, PNC Bank providing the Company with funds under the line of credit as required and the Company's ability to borrow additional funds under the line of credit subject to the borrowing base, continued support of vendors at existing levels and the absence of any significant deterioration in economic conditions.

The Company's operating plan for fiscal 2019 forecasts an increase in net sales as compared to fiscal 2018 as a result of new products and better implementation of the Company's cooperative advertising program with the retailers. The Company's ability to achieve its operating plan is based on a number of assumptions which involves significant judgment, risk, and estimates of future performance which cannot be assured.
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
1 - Reserve for Returns—The allowances and reserves which are anticipated to be deducted from gross accounts receivable are recorded as a reserve for returns, which reduces the net accounts receivable. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. The estimated reserve is based in part on historical returns as a percentage of gross sales. The current estimated return rate is 4.20% of gross sales. Management estimates that any returns of product received from customers are not placed back into inventory, and subsequently destroyed. Any changes in this accrued liability are recorded as a debit or credit to the reserve for returns and allowances account. The Company may increase the reserve for returns in excess of the current estimated return rate for specific return circumstances.
2 - Allowance for Doubtful Accounts – The allowance for doubtful accounts is an estimate of the loss that could be incurred if our customers do not make required payments. Trade receivables are periodically evaluated by management for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Estimates are made based on specific disputes and additional reserves for bad debt based on the accounts receivable aging ranging from 0.35% for invoices currently due to 2.00% for invoices more than ninety days overdue. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.
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
5 - Cooperative advertising Reserve – The cooperative advertising reserve is an estimate of the amount of the liability for the cooperative advertising agreements with the Company’s customers. A portion of the reserve that is estimated to be deducted from future payments is a direct reduction of accounts receivable. The portion that the Company estimates to be deducted from future invoices rather than current accounts receivable is recorded as an accrued expense. Management reviews the cooperative advertising agreements for the current fiscal year with its customers on a monthly basis and adjusts this reserve based on actual cooperative advertising events. The Company maintains an open liability for cooperative advertising contracts for which a customer has not claimed a deduction for the three years prior to the current fiscal year. Management evaluates the open liability for the prior three years on a monthly basis to determine if the liability continues to exist. Changes to the reserve are charged as a current period expense.
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
Sales of many of the Company’s products are not particularly seasonal, but sales of its shave and depilatory products usually peak during the spring and summer seasons. The Company does not have a product that can be identified as a ‘gift item’ and typically does not experience any sales peak during the holiday season.

The Company plans to continue to promote its sales through an advertising program consisting of a combination of media and co-op advertising. We will seek to decrease the amount of “on hand” inventory we stock based on an evaluation of the sales of new and existing products; however to better service our customers we often find it difficult to reduce our “safety stock”.
Because the Company's products are sold to retail stores (throughout the United States and abroad), sales can be affected by general economic conditions. Accordingly, any adverse change in the economic climate in the U.S. or abroad can have an adverse impact on the Company’s sales and financial condition. The Company does not believe that inflation or other general economic circumstances that would further negatively affect operations can be predicted at present, but if such circumstances should occur, they could have material and negative impact on the Company’s net sales and revenues, unless the Company was able to pass along related cost increases to its customers.
Contractual Obligations
The following table sets forth the contractual obligations as of November 30, 2018. Such obligations include the Company's debt, current lease for the Company’s premises, written employment contracts and License Agreements, less sub-lease rental income.

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 years
Leases on Premises (1)	$933,235	$1,622,855	$362,094	$0
Employment Contracts (2)	800,000	1,600,000	1,600,000	800,000
Other Operating Leases	2,280	4,560	190	—
Capital Lease Obligations	—	—	—	—
Open Purchase Orders (3)	1,589,685	—	—	—
Total Contractual Obligations	$3,325,200	$3,227,415	$1,962,284	$800,000
Sub-lease rental income (4)	$815,766	$1,501,885	$349,426	$0
Net Contractual Obligations	$2,509,434	$1,725,530	$1,612,858	$800,000

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

(2)
On March 21, 2011, the compensation committee of the Board of Directors, acting on behalf of the Company, entered into an Employment Agreement (the “Employment Agreement”) with Stephen A. Heit (“Executive”). Pursuant to the Employment Agreement Mr. Heit was engaged to continue to serve as the Company’s Executive Vice President and Chief Financial Officer. The initial term of employment under the Employment Agreement ran from March 21, 2011 through December 31, 2013, with successive one-year renewal terms thereafter unless the Company or the Executive chooses not to renew the Employment Agreement. The Employment Agreement was automatically renewed for 2019. Under the Employment Agreement, the base salary of Mr. Heit was established as $250,000 per annum, subject to annual increases at the discretion of the Company’s Board of

Directors. Mr. Heit's base salary was increased to $300,000, effective January 15, 2018. The Executive is eligible to receive an annual performance-based bonus under his Employment Agreement, and is entitled to participate in Company equity compensation plans. In addition, the Executives receives an automobile allowance, health insurance and certain other benefits. In the event of termination of the Employment Agreement as a result of the disability or death of the Executive, the Executive (or his estate or beneficiaries) shall be entitled to receive all base salary and other benefits earned and accrued until such termination as well as a single-sum payment equal to the Executive’s base salary and a single-sum payment equal to the value of the highest bonus earned by the Executive in the one-year period preceding the date of termination pro-rated for the number of days served in that fiscal year. If the Company terminates the Executive for Cause (as defined in the Employment Agreement), or the Executive terminates his employment in a manner not considered to be for Good Reason, the Executive shall be entitled to receive all base salary and other benefits earned and accrued prior to the date of termination. If the Company terminates the Executive in a manner that is not for Cause or due to the Executive’s death or disability, the Executive terminates his employment for Good Reason, or the Company does not renew the Employment Agreement after December 31, 2013, the Executive shall be entitled to receive a single-sum payment equal to his unpaid base salary and other benefits earned and accrued prior to the date of termination and a single-sum payment of an amount equal to three times the average of the base salary amounts paid to Executive over the three calendar years prior to the date of termination. In addition, the Executive is entitled to certain benefits in connection with a Change of Control (as defined in his Employment Agreement). Under the Employment Agreement, the Executive agreed to non-competition restrictions for a period of six months following the end of the term of his Employment Agreement, during which period the Executive will be paid an amount equal to his base salary for a period of six months, and an amount equal to the pro rata share of any bonus attributable to the portion of the year completed prior to the date of termination. The Executive also agreed to confidentiality and non-solicitation restrictions under the Employment Agreement. The foregoing summary of the Employment Agreement is qualified in their entirety by the full text of the Employment Agreement, copies of which may be found in Form 8-K that was filed by Company on March 21, 2011 with the United States Securities and Exchange Commission. In April 2016, Douglas Haas was appointed President and Chief Operating Officer of the Company. He had been the Company's Executive Vice President - Operations. Mr. Haas' base salary was $275,000 per annum and was increased to $300,000 per annum effective January 15, 2018. On February 22, 2016, the Company and Mr. Haas (the "Employee") entered into a Severance Agreement. In the event of termination of the Employee's employment as a result of the disability or death of the Employee, the Employee (or his estate or beneficiaries) shall be entitled to receive all base salary and other benefits earned and accrued until such termination as well as a single-sum payment equal to the Employees’s base salary and a single-sum payment equal to the value of the highest bonus earned by the Employee in the one-year period preceding the date of termination pro-rated for the number of days served in that fiscal year. If the Company terminates the Employee for Cause (as defined in the Severance Agreement), or the Employee terminates his employment in a manner not considered to be for Good Reason (as defined in the Severance Agreement), the Employee shall be entitled to receive all base salary and other benefits earned and accrued prior to the date of termination. If the Company terminates the Employee in a manner that is not for Cause or due to the Employee’s death or disability or the Employee terminates his employment for Good Reason, the Employee shall be entitled to receive a single-sum payment equal to his unpaid base salary and other benefits earned and accrued prior to the date of termination and a single-sum payment of an amount equal to one times the average of the base salary amounts paid to Employee over the three calendar years prior to the date of termination. In addition, the Employee is entitled to certain benefits in connection with a Change of Control (as defined in the Severance Agreement). Under the Severance Agreement, the Employee has agreed to non-competition restrictions for a period of six months following the end of his employment, during which period the Employee will be paid an amount equal to his base salary for a period of six months, and an amount equal to the pro rata share of any bonus attributable to the portion of the year completed prior to the date of termination. The Employee has also agreed to confidentiality and non-solicitation restrictions under the Severance Agreement. The Company also entered into an Employment Agreement with another Company executive, who is not a “named executive officer” within the meaning of the Securities Exchange Act of 1934, as amended and related regulations. This additional Employment Agreement contains substantially similar terms as the agreement for Douglas Haas discussed above and provides for a base salary which is currently $200,000 per annum. The more than 5 years column only reflects one year of employment contract payments for Stephen Heit, Douglas Haas and the other employee who is not a named executive officer; the payments can continue in perpetuity so long as the employees or the Company do not terminate the Employment Agreement.

(3)	Open purchase orders reflect purchase orders issued as of November 30, 2018.

(4)
Sub-lease rental income is for the sub-lease of the Company's former facilities at 65 Challenger Road, Suite 340, Ridgefield Park, New Jersey and 200 Murray Hill Parkway, East Rutherford, New Jersey. See Item 2 - Properties for further information regarding the sub-lease.

Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases". The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we are still evaluating the impact of our pending adoption of the new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This new standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The underlying principle of this new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Entities may adopt this new standard either retrospectively for all periods presented in the financial statements (i.e., the full retrospective method) or as a cumulative-effect adjustment as of the date of adoption (i.e., the modified retrospective method), without applying to comparative years’ financial statements. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which changed the effective date for implementation to annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. The Company will not adopt ASU 2014-09 until its 2019 fiscal year which begins on December 1, 2018. The Company does not believe that ASU No. 2014-09 will have a material impact on the Company’s results of operations, financial condition and financial statement disclosures.
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company did not have any investments or marketable securities as of November 30, 2018.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are listed under Item 15 in this Form 10-K. The following financial data is a summary of the quarterly results of operations (unaudited) during and for the years ended November 30, 2018 and 2017:

		Three Months Ended
Fiscal 2018	Feb. 28	May 31	Aug. 31	Nov. 30
Net Sales	$3,994,350	$4,222,986	$4,222,906	$4,155,257
Total Revenue	3,998,424	4,225,240	4,224,832	4,158,257
Cost of Sales	1,648,963	1,859,301	1,489,281	1,535,795
Gross Profit	2,345,387	2,363,685	2,733,625	2,619,462
Net (Loss) Income	$(3,220,659)	$(292,320)	$(203,672)	$394,885
(Loss) Earnings Per Share:
Basic	$(0.45)	$(0.04)	$(0.03)	$0.07
Diluted	$(0.45)	$(0.04)	$(0.03)	$0.07

		Three Months Ended
Fiscal 2017	Feb. 28	May 31	Aug. 31	Nov. 30
Net Sales	$4,265,078	$6,111,836	$5,329,753	$4,106,595
Total Revenue	4,269,151	6,115,910	5,334,368	4,110,669
Cost of Sales	1,707,854	2,345,980	1,989,572	1,404,370
Gross Profit	2,557,224	3,765,856	3,340,181	2,702,225
Net Income	$186,752	$698,550	$377,683	$568,196
Earnings Per Share:
Basic	$0.03	$0.10	$0.05	$0.08
Diluted	$0.03	$0.10	$0.05	$0.08

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
During the Company’s fiscal year ended November 30, 2018, there were (i) no disagreements between the Registrant and the Company's independent registered public accounting firm, CohnReznick LLP, on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which, if not resolved to the satisfaction of CohnReznick LLP would have caused CohnReznick LLP to make reference thereto in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.
During the Company’s fiscal years ended November 30, 2017 and 2016, there were (i) no disagreements between the Registrant and the Company's independent registered public accounting firm, BDO USA LLP, on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which, if not resolved to the satisfaction of BDO USA LLP would have caused BDO USA LLP to make reference thereto in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. CONTROLS AND PROCEDURES
Under Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s fiscal 2018 annual report is required to be accompanied by a “Section 404 Formal Report” by management on the effectiveness of internal control over financial reporting. The Company’s officers evaluate and confirm the effectiveness of the Company’s internal control over financial reporting, that the Company’s data processing software systems and other procedures are effective and that the information created by the Company’s systems adequately confirm the validity of the information upon which the Company relies.
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
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of November 30, 2018, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control Over Financial Reporting
Under Section 404 of the Sarbanes-Oxley Act of 2002, our management, including our Chief Executive Officer and Chief Financial Officer, are required to assess the effectiveness of the Company’s internal control over financial reporting as of November 30, 2018 and report, based on that assessment, whether the Company’s internal control over financial reporting was effective.
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
The Company’s management has assessed the effectiveness of its internal control over financial reporting as of November 30, 2018 using the criteria as set forth in Internal Control – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). The Company’s assessment included documenting, evaluating and testing of the design and operating effectiveness of its internal control over financial reporting. Management of the Company has reviewed the results with the Audit Committee of the Board of Directors.
Based on the Company’s assessment, management has concluded that, as of November 30, 2018, the Company’s internal control over financial reporting was effective.
/s/ LANCE FUNSTON
Lance Funston, Chief Executive Officer
/s/ STEPHEN A. HEIT
Stephen A. Heit, Chief Financial Officer

Changes in Internal Control over Financial Reporting
No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Executive Officers and Directors of the Company are as follows:

NAME	POSITION	YEAR OF FIRST COMPANY SERVICE

Lance T. Funston	Chairman of the Board of Directors and Chief Executive Officer	2015
Douglas Haas	President and Chief Operating Officer	2015
Stephen A. Heit	Chief Financial Officer, Treasurer and Director (left the board June 20, 2018)	2005
Sardar Biglari	Director	2011
Philip Cooley	Director	2011
S. David Fineman	Director	2015
Brent Funston	Director and Vice Chairman of the Board (elected June 20, 2018)	2018
Brian Haveson	Director (elected June 20, 2018)	2018
Christopher Hogg	Director (left the board June 20, 2018)	2015
Justin W. Mills, III	Director (appointed September 28, 2017)	2017
Lance T. Funston, 76 years old is the Company's Chairman of the Board and Chief Executive Officer. Mr. Funston also serves as Chairman and CEO of Ultimark Products, LLC which he founded in 2000. The consumer products company manufactures and distributes Porcelana®. In 1993 he founded TelAmerica Media, a media aggregator. In 2008, 85% of TelAmerica Media was sold to Cross MediaWorks, Inc., the balance was sold to the Lee Group in 2013. Mr. Funston attended the University of Houston and received his Bachelor of Science degree in 1967. In 1967, Mr. Funston was appointed Assistant to the Director of the Federal Deposit Insurance Corporation by President Lyndon Johnson, and subsequently as special assistant to a governor of the Federal Reserve Board. Mr. Funston attended Harvard Business School, receiving his MBA in 1970. During his tenure at Harvard, he founded Portfolio Management Systems Incorporated, which developed investment management systems for major financial institutions. In 1973 Portfolio Management created a private real estate equity fund in Houston, Texas and developed residential and commercial properties during a 10 year period. He also served as a board member of the United States Bobsled and Skeleton Federation from 1992 to 1996. In 2007, Lance and his wife, Christina, founded the Save a Mind Foundation, a 501(c)3 federal non-profit organization that assists at-risk youth in grades 5-8 to stay in school with their innovative Win/Win Program.
Director Qualifications

•	Extensive experience in the consumer products market segment

•	Substantial experience in television advertising

•	Demonstrated leadership of numerous companies and organizations

Douglas Haas, 52 years old, is the Company's President and Chief Operating Officer. Prior to this appointment, Mr. Haas served as the Company's Executive Vice President - Operations. Mr. Haas was formerly President and Chief Operating Officer of Ultimark Products, Inc. which he joined in 2004. Ultimark Products is a consumer products company that manufactures and distributes Porcelana®. Lance Funston, who is the Company’s Chairman of the Board and Chief Executive Officer is also Chairman of the Board and Chief Executive Officer of Ultimark. Mr. Haas has spent over 25 years working for specialty manufacturing companies in many different key roles.

Stephen A. Heit, 64 years old, joined CCA in May 2005 as Executive Vice President – Operations, and was appointed Chief Financial Officer in March 2006. Mr. Heit has also served a Director from 2014 to 2018. Prior to joining CCA, Mr. Heit was Vice President – Business Strategies for Del Laboratories, Inc., a consumer products company that was listed on the American Stock Exchange, from 2003 to 2005. Mr. Heit served as President of AM Cosmetics, Inc. from 2001 to 2003 and as Chief Financial Officer from 1998 to 2003. From 1986 to 1997 he was the Chief Financial Officer of Pavion Limited, and also served on the Board of Directors. He served as a Director of Loeb House, Inc., a non-profit organization serving mentally handicapped adults from 1987 to 1995, and Director of Nyack Hospital Foundation from 1993 to 1995. He received a Bachelor of Science from Dominican College in 1976, with additional graduate work in Professional Accounting at Fordham University, and received an MBA in accounting from the University of Connecticut Graduate Business School.
Sardar Biglari, 41 years old, is a director of the Company from August 2011 to July 2014 and since October 2015. He is Founder, Chairman and Chief Executive Officer of Biglari Holdings Inc. (“Biglari Holdings”), a diversified holding company. Mr. Biglari is also sole owner, Chairman and Chief Executive Officer of Biglari Capital Corp., general partner of The Lion Fund, L.P. and The Lion Fund II, L.P., private investment partnerships, since its inception in 2000. He has also served as a director of Insignia Systems, Inc. ("Insignia Systems"), a developer and marketer of point-of-purchase in-store products and services, from December 2015 to March 2017, including serving as its Co-Chairman from January 2016 to March 2017. On November 14, 2014, Lance T. Funston entered into an agreement with The Lion Fund, L.P. and, for certain limited purposes, Sardar Biglari and Philip L. Cooley (the “Agreement”).  The Agreement provided that if the Company’s Board of Directors nominates Messrs. Biglari and Cooley to the Board, they will accept the nomination and serve on the Board upon their election.  See footnote 6 to the beneficial ownership table below under Item 12 for additional information regarding the Agreement.
Director Qualifications

•	Mr. Biglari has extensive managerial and investing experience in a broad range of businesses.

•	Experience serving on the board of directors of public companies.

•	Deemed by the Board of Directors to be an "audit committee financial expert" as defined by the SEC rules and "financially sophisticated" as defined by the NYSE American rules.

Philip L. Cooley, 75 years old, is a director of the Company from August 2011 to July 2014 and since October 2015. He has served as Vice Chairman of the Board of Biglari Holdings since April 2009 and as a director since March 2008. He was the Prassel Distinguished Professor of Business at Trinity University, San Antonio, Texas, from 1985 until his retirement in May 2012. Dr. Cooley served as an advisory director of Biglari Capital Corp., general partner of The Lion Fund, L.P. and The Lion Fund II, L.P, since 2000 and as Vice Chairman and a director of Western Sizzlin Corporation from March 2006 and December 2005, respectively, until its acquisition by Biglari Holdings in March 2010. He also served as a director of Insignia Systems from December 2015 to March 2017. Dr. Cooley earned a Ph.D. from Ohio State University, a MBA from the University of Hawaii and a BME from the General Motors Institute. Dr. Cooley is past president of the Eastern Finance Association, and serves on its board, and of the Southern Finance Association. He also serves on the board of the Financial Literacy of South Texas Foundation. On November 14, 2014, Lance T. Funston entered into an agreement with The Lion Fund, L.P. and, for certain limited purposes, Sardar Biglari and Philip L. Cooley (the “Agreement”).  The Agreement provided that if the Company’s Board of Directors nominates Messrs. Biglari and Cooley to the Board, they will accept the nomination and serve on the Board upon their election.  See footnote 6 to the beneficial ownership table below under Item 12 for additional information regarding the Agreement.
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

S. David Fineman, 73 years old, is a senior partner of the Philadelphia law firm of Fineman Krekstein & Harris. He was the Chairman of the Public Policy Committee of the Urban Land Institute and continues to be a member. Mr. Fineman was appointed by the President of the United States and confirmed by the United States Senate in 1995 as one of nine Governors of the U.S. Postal Service and was Chairman of the Board of Governors from 2003 to 2005. He served from 2010 to 2018 as Chairman of the Board of DHL eCommerce USA, a wholly owned subsidiary of Deutsche Post, the largest mail consolidator of small parcels in the United States. He has been chosen by the United States District Court as a member of its Court-Annexed Early Mediation Program (from 1998 to present). In 2006 through 2014, Mr. Fineman was recognized among his peers and was named as one of Pennsylvania “Super Lawyers” for his expertise in Business Litigation and Government Relations. He graduated from The American University (1967) where he presently serves on the Advisory Committee to the School of Public Affairs, and received his law degree, with Honors, from The George Washington University (1970). He is presently a member of the Philadelphia, Pennsylvania and American Bar Associations and the Urban Land Institute.
Director Qualifications

•	Mr. Fineman has extensive legal experience as senior partner of a law firm.

•	Substantial corporate governance knowledge as Chairman of the Board of DHL eCommerce USA.

•	Deemed by the Board of Directors to be an "audit committee financial expert" as defined by the SEC rules and "financially sophisticated" as defined by the NYSE American rules.
Brian Haveson, 54 years old, has been the Chief Executive Officer of Lightning Gaming, Inc., a designer, developer and manufacturer of gaming machines to the casino industry since 2006. He is also a member of the board of directors. Lightning Gaming, Inc. files with the reports with the United States Securities and Exchange Commission ("SEC"), but is not registered on an exchange. Mr. Haveson has a bachelor of science in aerospace engineering from the University of Maryland and a Master in Management - finance and accounting from Purdue University. Mr. Haveson was a certified public accountant from 1989 - 1994.
Director Qualifications

•	Extensive experience in media, technology and consumer product businesses.

•	Leadership role in company that files with the SEC.
Brent Funston, 43 years old, is Founder and Chief Executive Officer of Wind River Group, LLC, (WRG), a firm specializing in the acquisition, development and asset management of commercial real estate assets. He also manages a private equity portfolio focusing on small and mid-cap investments. Prior to founding WRG in 2009, Mr. Funston served as Executive Vice President for Barker Pacific Group, Inc (BPG), a Los Angeles-based commercial real estate firm.  Prior to BPG, Mr. Funston served as Head of Development for Martin Fein Interests, a Houston-based multifamily developer specializing in luxury apartments. Mr. Funston’s experience includes strategic advisory, capital structure development, mergers and acquisitions, and transaction negotiations for public and private middle-market companies.  Mr. Funston holds a BA from the University of Texas at Austin, and an MBA from the university’s McCombs School of Business. Mr. Funston serves on the board of directors and is treasurer of the Save a Mind Foundation, an organization focused on educational programs that provide at risk urban school children with motivational support. Brent Funston is the son of Lance T. Funston, the Company's Chairman of the Board and Chief Executive Officer.
Director Qualifications

•	Substantial financial experience.

•	Merger and acquisitions experience.

•	Substantial corporate underwriting experience.
Justin W. Mills III, 70 years old, was president of the Philadelphia and Southern New Jersey region of PNC, a member of The PNC Financial Services Group, from 2001 to 2014. Mr. Mills was promoted to executive vice president in 1993 in charge of Capital Markets and chaired the Asset Liability Committee. Following that assignment, he was executive vice president managing PNC Wealth Management in Philadelphia and Southern New Jersey. Mr. Mills is active in the Philadelphia and Southern New Jersey community, serving as Vice Chairman of the board of directors of Independence Blue Cross, and at Temple University as Chair of the Athletic Committee and member of the Executive Committee, Audit and Investment Committees. He also serves on the board of The United Way of Southeastern Pennsylvania, and co-chairs the Corporate Board of the Barnes Foundation. He holds a master’s in economics from Niagara University, a bachelor’s in mathematics from Ohio State University and is a graduate of the University of Illinois School of Bank Investments.
    Director Qualifications

•	Banking and corporate lending expertise.

•	Board oversight and governance experience.

•	Deemed by the Board of Directors to be an "audit committee financial expert" as defined by the SEC rules and "financially sophisticated" as defined by the NYSE American rules.
Committees of the Board of Directors
The Board of Directors has established three committees. The audit committee is comprised solely of independent directors, Philip Cooley, who serves as its’ Chairman, S. David Fineman and William J. Mills, III. Directors Cooley, Fineman and Mills each qualify as an “audit committee financial expert” as defined by the SEC, are “independent” as that term is used in Section 10(m)(3) of the Exchange Act and NYSE-American rules and are “financially sophisticated” as defined by NYSE-American rules. The compensation committee is comprised of Philip Cooley, S. David Fineman , Christopher Hogg (until June 20, 2018) and Brian Haveson (effective June 20, 2018). Each member of the compensation committee is “independent” as defined by NYSE-American rules. The nominating committee is comprised of Philip Cooley, Christopher Hogg (until June 20, 2018), Brian Haveson (effective June 20, 2018) and S. David Fineman.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and beneficial owners of more than ten percent of the Company’s Common Stock to file reports regarding ownership of the Company’s Common Stock with the SEC, and to furnish the Company with copies of all such filings. Based solely on a review of these filings, the Company believes that all filings were timely made in fiscal 2018.

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

Item 11. EXECUTIVE COMPENSATION
i. Summary Compensation Table
The following table summarizes compensation earned in the 2018, 2017 and 2016 fiscal years by the following named officers:

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Lance T. Funston,	2018	444,583	—	110,603	65,069	620,255
Chief Executive Officer (4)	2017	385,000	114,728	119,168	23,147	642,043
	2016	306,731	88,853	—	—	395,584

Stephen A. Heit,	2018	298,333	—	58,988	62,665	419,986
Chief Financial Officer	2017	280,000	82,694	55,612	58,547	476,853
and Executive Vice President	2016	280,000	64,044	54,628	44,798	443,470

Douglas Haas,	2018	297,917	—	73,735	39,024	410,676
President and	2017	275,000	82,694	79,445	33,002	470,141
Chief Operating Officer (5)	2016	250,000	64,044	78,040	21,992	414,076

(1)	Bonus amounts represent amounts earned in each respective fiscal year, not necessarily paid in each year.

(2)
Represents the Company's grant date of the fair value of the stock options granted during each year computed in accordance with FASB ASC Topic 718. See Financial Statements Note 14 - Stock-Based Compensation for further information.

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

(4)	Lance Funston was appointed by the Board of Directors as Chief Executive Officer in January 2016 at a base salary of $350,000 per annum.

(5)	Douglas Haas was appointed President and Chief Operating Officer in January 2016. Mr. Haas was previously serving as Executive Vice President - Operations.

ii. Outstanding Management Equity Awards at 2018 Fiscal Year End

The following table summarizes the outstanding equity awards granted to each of the name executive officers listed in the summary compensation table:

Name and Principal Position	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option Exercise Price	Option Expiration Date
Lance T. Funston, Chief Executive Officer		75,000	(5)	2.85	6/19/2028
	15,000	60,000	(1)	3.30	6/19/2027
Stephen A. Heit, Chief Financial Officer and Executive Vice President		40,000	(5)	2.85	6/19/2028
	7,000	28,000	(1)	3.30	6/19/2027
	14,000	21,000	(2)	3.35	6/21/2026
	21,000	14,000	(3)	3.48	1/4/2025
Douglas Haas, President and Chief Operating Officer		50,000	(5)	2.85	6/19/2028
	10,000	40,000	(1)	3.30	6/19/2027
	20,000	30,000	(2)	3.35	6/21/2026
	6,000	4,000	(4)	3.18	4/8/2025

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
(5) Options vest in equal 20% increments beginning one year after the date of grant, June 20, 2018.

There were no other stock options for named executive officers granted or options exercised during fiscal 2018.
iii. Compensation of Directors
The following table reports the fees earned or paid in cash and the fair market value of equity awards granted to each director, with respect to their service as directors, during fiscal 2018. Our non-employee directors received no other compensation in fiscal 2018.

Director (1)	Director Fees Earned or Paid in Cash	Fair Market Value of Option Awards	Total Compensation
Sardar Biglari	$21,000	$—	$21,000
Philip Cooley	44,417	—	44,417
S. David Fineman	21,500	—	21,500
Brian Haveson (elected June 20, 2018)	9,333	76,973	86,306
Brent Funston (elected June 20, 2018)	32,250	76,973	109,223
Christopher Hogg (left board June 20, 2018)	10,500	—	10,500
Justin W. Mills, III	21,500	—	21,500

(1) Each director held 75,000 unexercised options at November 30, 2018. All options held by directors had vested as of November 30, 2018 except for Brian Haveson and Brent Funston, whose options will not vest until June 20, 2019.

Effective June 2017, the Board of Directors approved the following fees: Chairman of the Audit, Compensation and Nominating Committees - $500 retainer per annum in addition to other director fees; Non-executive directors - $20,000 annual retainer to be paid quarterly in arrears, $500 per in-person board meeting and $250 for attendance by telephone. The Board of Directors met four times in person during fiscal 2018 for an aggregate compensation of $160,500. Mr. Funston and Mr. Heit did not receive any additional compensation as directors as they are employees of the Company. Effective June 20, 2018, the Board approved an annual retainer of $75,000 each, to be paid quarterly in arrears, to Philip Cooley, Chairman of the Audit Committee and Brent Funston, Vice Chairman of the Board in place of the annual retainer they were receiving as non-executive directors. Effective with the first quarter of fiscal 2019, the Board of Directors reduced the annual retainer paid to non-executive directors to $10,000.

iv. Executive Compensation Principles—Compensation Committee
The Company’s Executive Compensation Program is based on guiding principles designed to align executive compensation with Company values and objectives, business strategy, management initiatives, and financial performance. In applying these principles the Compensation Committee of the Board of Directors, comprised of Philip Cooley, S. David Fineman and Brian Haveson has established a program to:
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
On March 21, 2011, the Committee, acting on behalf of the Company, entered into an Employment Agreement (the “Employment Agreement”) with Stephen A. Heit (the “Executive”). Pursuant to his Employment Agreement, the Executive was engaged to continue to serve as the Company’s Executive Vice President and Chief Financial Officer. The Executive's contract was automatically renewed for fiscal 2019.
Under the Employment Agreement the base salary of the Executive is $250,000 per annum, and may be increased each year at the discretion of the Company’s Board of Directors. The Executive's base salary was increased to $300,000 per annum effective January 15, 2018. The Executive is eligible to receive an annual performance-based bonus under his Employment Agreement, and entitled to participate in Company equity compensation plans. In addition, the Executive will receive an automobile allowance, health insurance and certain other benefits. In the event of termination of the Employment Agreement as a result of the disability or death of the Executive, the Executive (or his estate or beneficiaries) shall be entitled to receive all base salary and other benefits earned and accrued until such termination as well as a single-sum payment equal to the Executive’s base salary and a single-sum payment equal to the value of the highest bonus earned by the Executive in the one-year period preceding the date of termination pro-

rated for the number of days served in that fiscal year. If the Company terminates the Executive for Cause (as defined in the Employment Agreement), or the Executive terminates his employment in a manner not considered to be for Good Reason (as defined in the Employment Agreement), the Executive shall be entitled to receive all base salary and other benefits earned and accrued prior to the date of termination. If the Company terminates the Executive in a manner that is not for Cause or due to the Executive’s death or disability, the Executive terminates his employment for Good Reason, or the Company does not renew the Employment Agreement after December 31, 2013, the Executive shall be entitled to receive a single-sum payment equal to his unpaid base salary and other benefits earned and accrued prior to the date of termination and a single-sum payment of an amount equal to three times the average of the base salary amounts paid to Executive over the three calendar years prior to the date of termination. In addition, the Executive is entitled to certain benefits in connection with a Change of Control (as defined in the Employment Agreement).
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
In April 2016, Douglas Haas was appointed President and Chief Operating Officer of the Company. He had been the Company's Executive Vice President - Operations. Mr. Haas' base salary was $275,000 per annum and was increased to $300,000 per annum effective January 15, 2008. On February 22, 2016, the Company and Mr. Haas entered into a Severance Agreement. In the event of termination of the Employee's employment as a result of the disability or death of the Employee, the Employee (or his estate or beneficiaries) shall be entitled to receive all base salary and other benefits earned and accrued until such termination as well as a single-sum payment equal to the Employees’s base salary and a single-sum payment equal to the value of the highest bonus earned by the Employee in the one-year period preceding the date of termination pro-rated for the number of days served in that fiscal year. If the Company terminates the Employee for Cause (as defined in the Severance Agreement), or the Employee terminates his employment in a manner not considered to be for Good Reason (as defined in the Severance Agreement), the Employee shall be entitled to receive all base salary and other benefits earned and accrued prior to the date of termination. If the Company terminates the Employee in a manner that is not for Cause or due to the Employee’s death or disability or the Employee terminates his employment for Good Reason, the Employee shall be entitled to receive a single-sum payment equal to his unpaid base salary and other benefits earned and accrued prior to the date of termination and a single-sum payment of an amount equal to one times the average of the base salary amounts paid to Employee over the three calendar years prior to the date of termination. In addition, the Employee is entitled to certain benefits in connection with a Change of Control (as defined in the Severance Agreement).

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
vi. Retirement Benefits
The Company has adopted a 401(K) Profit Sharing Plan that covers all employees with over six months of service and attained age 21, including the executive officers named in the Summary Compensation Table. Employees may make salary reduction contributions up to twenty-five percent of compensation not to exceed the federal government limits. The Plan allows for the Company to make discretionary contributions. The Company in fiscal 2017 began matching the employee contribution up to 3% of their pay. The Company made the following contributions during the 2018, 2017 and 2016 fiscal years:

	November 30,
	2018	2017	2016
Company Contributions	$58,066	$26,241	$—

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
On June 20, 2018, the Company granted incentive stock options for an aggregate of 270,000 shares to fourteen employees at $2.85 per share, which was the closing price of the Company's stock on that day. The options vest in equal 20% increments beginning one year after the date of grant, and for each of the four subsequent anniversaries of such date. The options expire on June 19, 2028. The Company had estimated the fair value of the options granted to be $398,169 as of the grant date. Accordingly, the Company recorded a charge against earnings in the amount of $33,181 for the fiscal year ended November 30, 2018.
On June 20, 2018, the Company granted non-qualifed stock options for 75,000 shares each to Brian Haveson and Brent Funston, directors of the Company, at $2.85 per share, which was the closing price of the Company's stock on that day. The options vest twelve months after the date of grant. The options expire on June 19, 2023. The Company had estimated the fair value of the options granted to be $153,945 as of the grant date. Accordingly, the Company recorded a charge against earnings in the amount of $64,144 for the fiscal year ended November 30, 2018.
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
The exercise price of all options must be at least equal to one hundred percent (100%) of the fair market value of the underlying stock on the date of grant. The aggregate fair market value of stock of the Company (determined at the date of the option grant) for which any employee may be granted Incentive Stock Options in any calendar year may not exceed $100,000, plus certain carryover allowances. The exercise price of an Incentive Stock Option granted to any participant who owns stock possessing more than ten percent (10%) of the voting rights of the Company’s outstanding capital stock must be at least one hundred-ten percent (110%) of the fair market value on the date of grant. As of November 30, 2018, there were 1,114,000 outstanding stock options under the Plans.
viii. Performance Graph
Set forth below is a line graph comparing cumulative total shareholder return on the Company’s Common Stock, with the cumulative total return of companies in the Dow Jones US Index and the cumulative total return of Dow Jones’s Personal Products Index.

Copyright© 2018 Dow Jones & Company. All rights reserved.

	11/13	11/14	11/15	11/16	11/17	11/18
CCA Industries, Inc.	100.00	108.57	101.27	81.59	95.24	74.60
Dow Jones US Total Return	100.00	116.14	118.90	128.52	157.42	166.52
Dow Jones US Personal Products	100.00	101.76	100.42	101.71	117.62	113.33
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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The following table sets forth information as of November 30, 2018 with respect to compensation plans under which shares of the Company’s Common Stock may be issued:
EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of shares to be issued upon exercise of out- standing options	Weighted- average exercise price of outstanding options	Number of shares remaining and available for future issuance under equity compensation plans (excluding shares in the first column)
Equity compensation plans approved by security holders on June 15, 2005	45,000	$3.41	—
Equity compensation plans approved by security holders on August 13, 2015	1,069,000	$3.10	331,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,114,000	$3.11	331,000

The following table sets forth certain information regarding the ownership of the Company’s Common Stock, Class A Common Stock and ownership of all shares outstanding as of February 12, 2019 by (i) each of the directors (ii) each of the named executive officers listed in the summary compensation table and (iii) each person that the Company is aware to be the beneficial owner of more than five percent of the outstanding shares of Common Stock and/or Class A Common Stock and (iv) all current officers and directors as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is the beneficial owner of them.

Beneficial Ownership of Equity Securities

			Ownership	Ownership	Ownership		Ownership
	Number of Shares Owned		Percentage of	Percentage of	Percentage of		Percent
Name	Common Stock	Class A Common Stock	Common Stock Outstanding	Class A Stock Outstanding	All Shares Outstanding	Option/Warrant Shares	Assuming Option/Warrant Exercise (5)
Sardar Biglari (2) (6)	776,259	—	12.0%	—%	10.4%	75,000	11.3%
Philip Cooley	—	—	—%	—%	—%	75,000	1.0%
S. David Fineman	—	—	—%	—%	—%	75,000	1.0%
Lance Funston (1) (6)	19,958	967,702	0.3%	100.0%	13.2%	150,000	15.0%
Douglas Haas	—	—	—%	—%	—%	160,000	2.1%
Stephen A. Heit	31,805	—	0.5%	—%	0.4%	145,000	2.3%
Brian Haveson	—	—	—%	—%	—%	75,000	1.0%
Brent Funston (7)	—	—	—%	—%	—%	75,000	1.0%
Justin W. Mills, III	—	—	—%	—%	—%	75,000	1.0%
Renaissance Technologies LLC (3)	352,400	—	5.4%	—%	4.7%	—	4.7%
Capital Preservation Solutions, LLC (4,5)	450,000	—	6.9%	—%	6.0%	1,442,744	21.3%
Officers & Directors As a Group (8 persons)	1,278,022	967,702	19.7%	100.0%	30.1%	2,347,744	46.9%

(1)
Includes shares owned by Capital Preservation Solutions, LLC which is controlled by Lance Funston. The principal business address of Capital Preservation Solutions, LLC is 193 Conshohocken State Road, Penn Valley, PA 19072.

(2)
Based on information contained in Schedule 13D/A filed on February 1, 2019 with the SEC by Biglari Holdings Inc. Sardar Biglari is the Chairman and Chief Executive Officer of Biglari Holdings Inc. and has investment discretion over the securities owned. By virtue of these relationships, Sardar Biglari may be deemed to beneficially own the 776,259 shares owned directly by Biglari Holdings Inc. Biglari Holdings Inc. and Sardar Biglari each expressly and respectively disclaims beneficial ownership of such shares except to the extent of their respective pecuniary interest therein. The principal business address of each of Biglari Holdings, Inc. and Sardar Biglari is 17802 IH 10 West, Suite 400, San Antonio, Texas 78257.

(3)	Based on information contained in Form 13G/A, filed on February 13, 2019 with the SEC by Renaissance Technologies LLC ("RTC") . Their principal address is 800 Third Avenue, New York, New York 10022.

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

(6)
On November 14, 2014, Lance T. Funston entered into an agreement with The Lion Fund, L.P. (the “Lion Fund”) and, for certain limited purposes, Sardar Biglari and Philip L. Cooley (the “Agreement”). The Lion Fund held 776,259 shares of the Company’s Common Stock (the “TLF Shares”), and Mr. Biglari is the sole owner, Chairman and Chief Executive Officer of Biglari Capital Corp., the Lion Fund’s general partner. The TLF Shares are held subject to the Agreement, the terms of which grant the Lion Fund the right to sell all or a portion of the TLF Shares to Mr. Funston or his affiliate at a purchase price of $6.00 per share for a period of 30 days after the Restricted Period End Date (as defined below). Pursuant to the Agreement, the Lion Fund has agreed to certain transfer restrictions on the TLF Shares until the earlier of (a) January 1, 2018 and (b) the occurrence of specified extraordinary transactions, including (i) the execution of a definitive agreement for, or the public announcement of, a sale of the Company in which stockholders will receive less than $6.00 per share (subject to adjustment for stock splits and combinations, stock dividends and similar transactions), or (ii) the bankruptcy of the Company (such earlier date, the “Restricted Period End Date”). The Lion Fund further agreed that, until the Restricted Period End Date, it would vote the TLF Shares in accordance with the Board’s recommendation on any proposal presented to stockholders.  For additional information, see the Schedules 13D/A filed by Mr. Funston and the Lion Fund on November 14, 2014.   The Agreement was amended on June 14, 2016. The amendment extends the expiration of the restricted period from January 1, 2018 to January 1, 2019. The amendment also allowed the transfer of the shares owned by the Lion Fund to Biglari Holdings Inc. For further information regarding the amendment, see Schedules 13D/A filed by Mr. Funston, the Lion Fund and Biglari Holdings Inc. on June 16, 2016. The Agreement was amended again on January 30, 2019 extending the expiration of the restricted period to April 30, 2020.

(7)	Brent Funston is the son of Lance T. Funston, the Company's Chairman of the Board and Chief Executive Officer. Brent Funston serves as Vice Chairman of the Board of Directors.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. Capital Preservation Solutions, LLC is owned by Lance Funston, who also is the managing partner of Capital Preservations Holdings, LLC which owns common stock and all of the Company's Class A common stock. Lance Funston is the Company's Chairman of the Board and Chief Executive Officer. Contemporaneously with the signing of the Agreement, the Company issued a Warrant to Purchase Common Stock (the “Warrant”) to Capital whereby Capital may acquire upon exercise of the Warrant 1,892,744 shares of the Company’s Common Stock. The Warrant may be exercised in whole or in part at any time during the exercise period which is five years from the date of the Warrant. The Warrant bears a purchase price of $3.17 per share, subject to adjustments. The working capital and term loan under the Agreement was paid in full on December 4, 2015, and the Agreement expired on December 5, 2015, but the Warrant remained outstanding. On February 5, 2018, Capital exercised the Warrant in part and purchased 450,000 shares at the purchase price of $3.17 per share.
The Company signed an agreement in December 2015 with Funston Media Management Services, Inc., which is owned by Lance Funston. The agreement provided for Funston Media Management Services, Inc. to provide consumer advertising purchasing services and brand management for a fee equal to 10.0% of the advertising costs with no minimum fee or monthly management fee. The agreement automatically renews unless canceled by the Company or Funston Media Management Services, Inc. Under the agreement, the Company incurred costs of $99,206 for the year ended November 30, 2018, $80,938 for the year ended November 30, 2017 and $54,509 for the year ended November 30, 2016. As of November 30, 2018, there were unpaid management fees of $45,963 due to FMM.
On March 23, 2017, the Company entered into a license agreement (the “Agreement”) with Ultimark Products, Inc. (“Ultimark”) for the exclusive right to manufacture, market and sell the Porcelana brand of skin care products. The Company’s Chairman of the Board and Chief Executive Officer, Lance Funston, is also the Chairman of the Board and Chief Executive Officer of Ultimark. Porcelana is designed to reduce dark spots and brighten the skin. Under the Agreement, the Company acquired the exclusive right and license to use the Porcelana brand, formulas, packaging designs and trademarks (collectively, the “Porcelana Brand”) in connection with the design, development, manufacture, advertising, marketing, promotion, offering, sale and distribution of Porcelana products worldwide. In addition, the Company purchased all good and saleable inventory of Porcelana products in Ultimark’s possession or control as of April 1, 2017 at Ultimark’s cost, without markup. The Agreement requires the Company to pay Ultimark a royalty of 10% on the gross sales of Porcelana products manufactured and sold under the Agreement. Royalties are payable quarterly, commencing the first fiscal quarter in which Porcelana products are sold pursuant to the Agreement. There is no minimum royalty for any period under the Agreement. In addition, the Company has the option to purchase the Porcelana Brand from Ultimark during the term of the Agreement for an amount not to exceed $3.2 million, subject to a fairness opinion. In the event of such purchase, the Agreement shall thereafter terminate and no further royalties or compensation will be due thereunder. The Agreement has a term of one year, effective March 1, 2017 and ending February 28, 2018. The Agreement may be renewed, at the Company’s option, for up to two additional one-year terms. The Company had renewed the Agreement for an additional one year term ending February 28, 2019 and has renewed the Agreement for an additional one year term ending February 28, 2020, which included a modification of the Agreement to replace the Company option to purchase the Porcelana Brand with a right of first refusal if a third party buyer offers to purchase the brand. In consideration of the change in the Agreement, Ultimark and the Company have mutually agreed to reduce the royalty rate from 10% to 8%, effective March 1, 2019. The Company incurred costs of $177,791 for the year ended November 30, 2018 for royalties under the Agreement. As of November 30, 2018, there were unpaid royalties of $42,798 due to Ultimark.
In June 2017, the Company rented office space at 193 Conshohocken State Road, Penn Valley, Pennsylvania. The Company paid $68,500 for rent for fiscal 2018. The monthly rental is currently $6,000 per month which was approved by the independent directors of the Company's board of directors. The building is owned by Lance Funston, the Company's Chief Executive Officer and Chairman of the Board. The Company's Pennsylvania offices house its marketing and sales staff, as well as the office of the Chief Executive Officer. There is no written lease for the facility.
On November 14, 2014, Lance T. Funston entered into an agreement with The Lion Fund, L.P. (the “Lion Fund”) and, for certain limited purposes, Sardar Biglari and Philip L. Cooley (the “Agreement”). The Lion Fund held 776,259 shares of the Company’s Common Stock (the “TLF Shares”), and Mr. Biglari is the sole owner, Chairman and Chief Executive Officer of Biglari Capital Corp., the Lion Fund’s general partner. The TLF Shares are held subject to the Agreement, the terms of which grant the Lion Fund the right to sell all or a portion of the TLF Shares to Mr. Funston or his affiliate at a purchase price of $6.00 per share for a period of 30 days after the Restricted Period End Date (as defined below). Pursuant to the Agreement, the Lion Fund has agreed to certain transfer restrictions on the TLF Shares until the earlier of (a) January 1, 2018 and (b) the occurrence of specified extraordinary transactions, including (i) the execution of a definitive agreement for, or the public announcement of, a sale of the Company in which stockholders will receive less than $6.00 per share (subject to adjustment for stock splits and combinations, stock dividends and similar transactions), or (ii) the bankruptcy of the Company (such earlier date, the “Restricted Period End Date”). The Lion Fund further agreed that, until the Restricted Period End Date, it would vote the TLF Shares in accordance with the Board’s recommendation on any proposal presented to stockholders.  For additional information, see the Schedules 13D/A filed by Mr. Funston and the Lion Fund on November 14, 2014.   The Agreement was amended on June 14, 2016. The amendment extends the expiration of the restricted period from January 1, 2018 to January 1, 2019. The amendment also allowed the transfer of the shares owned by the Lion Fund to Biglari Holdings Inc. For further information regarding the amendment, see Schedules 13D/A filed by Mr. Funston, the Lion Fund and Biglari Holdings Inc. on June 16, 2016. The Agreement was amended again on January 30, 2019 extending the expiration of the restricted period to April 30, 2020.
The independent directors of the Company are: Sardar Biglari, Philip Cooley, S. David Fineman, Brian Haveson and Justin W. Mills, III. There were no transactions, relationships or arrangements not disclosed in this item that were considered by the Company’s board of directors in determining the director’s independence.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
CohnReznick LLP ("Cohn") served as the Company’s independent registered public accounting firm for 2018. BDO USA, LLP (“BDO”) served as the Company’s independent registered public accounting firm for 2017 and 2016. The services performed by Cohn and BDO in this capacity included conducting an audit in accordance with the standards of the Public Company Accounting Oversight Board ("PCAOB") and expressing an opinion on the Company’s consolidated financial statements.
Audit Fees
Cohn's fees for professional services rendered in connection with the audit and review of Form 10-K and all other SEC regulatory filings were $130,000 for the 2018 fiscal year. BDO’s fees for professional services rendered in connection with the audit and review of Form 10-K and all other SEC regulatory filings were $171,000 for the 2017 fiscal year. The Company has paid and is current on all billed fees.

Audit Related Fees
There were no audit related fees in fiscal 2018 or fiscal 2017.
Tax Fees
Cohn’s fees for professional services rendered in connection with Federal and State tax return preparation and other tax matters for the 2018 fiscal year was $25,000. BDO’s fees for professional services rendered in connection with Federal and State tax return preparation and other tax matters for the 2017 fiscal year was $31,500.
All Other Fees
There were no other fees in fiscal 2018 or fiscal 2017.
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
Table of Contents, Reports of Independent Registered Public Accounting Firms, Consolidated Balance Sheets as of November 30, 2018 and 2017, Consolidated Statements of Operations for the years ended November 30, 2018 and 2017, Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2018 and 2017, Consolidated Statements of Cash Flows for the years ended November 30, 2018 and 2017, Notes to Consolidated Financial Statements.
Financial Statement Supplementary Information:

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

(101.Cal)  Calculation Linkbase Document
(101.Sch)  Schema Document
(101.Ins)  Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

CCA INDUSTRIES, INC.

By:	/s/ LANCE FUNSTON
LANCE FUNSTON, Chief Executive Officer

Date:	February 28, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ LANCE FUNSTON	Chairman of the Board and	February 28, 2019
LANCE FUNSTON	Chief Executive Officer

/s/ STEPHEN A. HEIT	Chief Financial Officer and Chief Accounting Officer	February 28, 2019
STEPHEN A. HEIT

/s/ SARDAR BIGLARI	Director	February 28, 2019
SARDAR BIGLARI

/s/ PHILIP COOLEY	Director	February 28, 2019
PHILIP COOLEY

/s/ S. DAVID FINEMAN	Director	February 28, 2019
S. DAVID FINEMAN

/s/ BRIAN HAVESON	Director	February 28, 2019
BRIAN HAVESON

/s/ BRENT FUNSTON	Director	February 28, 2019
BRENT FUNSTON

/s/ JUSTIN W. MILLS, III	Director	February 28, 2019
JUSTIN W. MILLS, III

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2018 AND 2017

TABLE OF C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CCA Industries, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of CCA Industries, Inc. and Subsidiaries (the “Company”) as of November 30, 2018, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the period ended November 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018, and the results of its operations and its cash flows for the year ended November 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company's auditor since 2018.

Jericho, New York
February 28, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
CCA Industries, Inc.
Lyndhurst, New Jersey

We have audited the accompanying consolidated balance sheet of CCA Industries, Inc. and Subsidiaries as of November 30, 2017 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCA Industries, Inc. and Subsidiaries at November 30, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
Woodbridge, New Jersey
February 28, 2018

Part I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30, 2018	November 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$373,626	$140,243
Accounts receivable, net of allowances of $361,931 and $540,361, respectively	2,598,585	2,585,517
Inventories	3,312,573	1,878,831
Prepaid expenses and sundry receivables	588,258	642,000
Prepaid and refundable income taxes	25,803	38,153
Total Current Assets	6,898,845	5,284,744

Property and equipment, net of accumulated depreciation	84,595	140,929
Intangible assets, net of accumulated amortization	436,574	432,320
Deferred financing fees, net of accumulated amortization	148,451	133,322
Deferred income taxes	6,149,642	9,502,319
Other	436,745	436,825
Total Assets	$14,154,852	$15,930,459

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,155,333	$3,617,543
Line of credit	1,134,726	2,016,355
Notes payable - current portion	375,000	—
Total Current Liabilities	4,665,059	5,633,898

Long-term accrued liabilities	174,530	220,509
Notes payable	843,750	—
Long term - other	168,859	168,859
Total Liabilities	5,852,198	6,023,266

Shareholders' Equity:
Preferred stock, $1.00 par, authorized 20,000,000 none issued	—	—
Common stock, $.01 par, authorized 15,000,000 shares, issued and outstanding 6,488,982 and 6,038,982 shares, respectively	64,890	60,390
Class A common stock, $.01 par, authorized 5,000,000 shares, issued and outstanding 967,702 and 967,702 shares, respectively	9,677	9,677
Additional paid-in capital	6,100,270	4,387,543
Retained earnings	2,127,817	5,449,583
Total Shareholders' Equity	8,302,654	9,907,193
Total Liabilities and Shareholders' Equity	$14,154,852	$15,930,459
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended November 30,
	2018	2017
Revenues:
Sales of health and beauty aid products - net	$16,595,499	$19,813,262
Other income	11,254	16,836
Total Revenues	16,606,753	19,830,098
Costs and Expenses:
Cost of sales	6,533,340	7,447,776
Selling, general and administrative expenses	7,868,536	7,052,219
Advertising, cooperative and promotional expenses	1,591,227	1,769,748
Research and development	62,989	58,920
Bad debt expense (recovery)	3,860	(9,172)
Interest expense	488,299	505,872
Total Costs and Expenses	16,548,251	16,825,363
Income before provision for income taxes	58,502	3,004,735
Provision for Income Taxes	3,380,268	1,173,554
Net (Loss) Income	$(3,321,766)	$1,831,181

Net (Loss) Income per Share:
Basic	$(0.45)	$0.26
Diluted	$(0.45)	$0.26

Weighted Average Shares Outstanding:
Basic	7,375,314	7,006,684
Diluted	7,375,314	7,006,684
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2018 AND 2017

			ADDITIONAL		TOTAL
	COMMON STOCK		PAID IN	RETAINED	SHAREHOLDERS'
	SHARES	AMOUNT	CAPITAL	EARNINGS	EQUITY
Balance - November 30, 2016	7,006,684	$70,067	$4,220,422	$3,618,402	$7,908,891
Net income for the year	—	—	—	1,831,181	1,831,181
Stock-based compensation	—	—	167,121	—	167,121
Balance - November 30, 2017	7,006,684	70,067	4,387,543	5,449,583	9,907,193
Net loss for the year	—	—	—	(3,321,766)	(3,321,766)
Stock-based compensation	—	—	290,727	—	290,727
Partial exercise of warrant	450,000	4,500	1,422,000	—	1,426,500
Balance - November 30, 2018	7,456,684	$74,567	$6,100,270	$2,127,817	$8,302,654

See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended November 30,
	2018	2017
Cash Flows from Operating Activities:
Net (loss) income	$(3,321,766)	$1,831,181
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	49,199	84,641
Provision for bad debt	3,860	(9,172)
Loss on disposal or sale of property, plant and equipment	32,859	64,853
Loss on write off of intangibles	—	1,070
Deferred financing fees amortization	218,852	126,266
Stock-based compensation	290,727	167,121
Deferred income taxes	3,352,676	1,062,144
Change in Operating Assets and Liabilities:
Increase in accounts receivable	(16,928)	(428,665)
(Increase) decrease in inventory	(1,433,740)	468,652
Decrease (increase) in prepaid expenses and other receivables	53,741	(175,941)
Decrease in prepaid income and refundable income tax	12,350	6,002
Increase in other assets	—	(6,282)
Decrease in accounts payable and accrued liabilities	(508,190)	(2,041,828)
Increase in long-term liabilities	80	—
Increase in other liabilities	—	21,006
Decrease in income taxes payable	—	(20,000)
Net Cash (Used in) Provided by Operating Activities	(1,266,280)	1,151,048
Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(25,586)	(54,833)
Purchase of intangible assets	(4,390)	—
Net Cash Used in Investing Activities	(29,976)	(54,833)
Cash Flows from Financing Activities:
Payments to line of credit	(881,629)	(1,261,530)
Proceeds from notes payable, net	1,218,750	—
Proceeds from exercise of warrant	1,426,500	—
Payments of deferred finance charges	(233,982)	—
Payments for capital lease obligations	—	(3,722)
Net Cash Provided by (Used in) Financing Activities	1,529,639	(1,265,252)
Net Increase (Decrease) in Cash and Cash Equivalents	233,383	(169,037)
Cash and Cash Equivalents at Beginning of Year	140,243	309,280
Cash and Cash Equivalents at End of Year	$373,626	$140,243

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$488,299	$505,872
Income taxes	$11,153	$120,393
See Notes to Consolidated Financial Statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

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
Accounts Receivable:
Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible amounts. The accounts receivable balance is further reduced by an allowance for cooperative advertising and reserves for returns which are anticipated to be taken as credits against the balances as of November 30, 2018. The allowances and reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation and amortization are provided utilizing the straight-line method over the following estimated useful lives or lease terms of the assets, whichever is shorter:

Machinery and equipment	5-7 Years
Furniture and fixtures	3-10 Years
Tools, dies and masters	3 Years
Leasehold improvements	Term of the lease

Intangible Assets:
Intangible assets, which consist of patents and trademarks, are stated at cost. Patents are amortized on the straight-line method over a period of 17 years. Patents are reviewed for impairment when events or changes in business indicate that the carrying amount may not be recoverable. Trademarks are indefinite lived intangible assets and are reviewed for impairment annually or more frequently if impairment conditions occur. In the year ended November 30, 2017, the Company determined that it would no longer use certain trademarks and recorded charges of $1,070 to write off the related carrying amount which is recorded in selling, general and administrative expenses.
Long-Lived Assets:
Long-lived assets are assets in which the Company has an economic benefit for longer than twelve months from the date of the financial statements. Long-lived assets include property and equipment, intangible assets, deferred income taxes and other assets. The Company evaluates impairment losses on long-lived assets used in operations when events and circumstances indicate that the asset might be impaired. If the review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to its fair value. Fair value will be determined based on quoted market values, discounted cash flows or appraisals. Impairments are recorded in the statements of operations as part of selling, general and administrative expenses.
Revenue Recognition: (See also Cooperative Advertising)

The Company recognizes sales in accordance with ASC Topic 605 “Revenue Recognition”. Revenue is recognized upon shipment of merchandise. Net sales comprise gross revenues less expected returns, trade discounts, customer allowances and various sales incentives. Included in sales incentives are coupons that the Company issues that are redeemed by its customers. Redemptions are handled by a coupon national clearing house. The Company also has estimated that there is an approximate six week lag in coupon redemptions, with the estimated cost recorded as an accrued liability. Although no legal right of return exists between the customer and the Company, returns, including return of unsold products, are accepted if it is in the best interests of the Company's relationship with the customer. The Company, therefore, records a reserve for returns based on the historical returns as a percentage of sales in the three preceding months, adjusting for returns that can be put back into inventory, and a specific reserve based on customer circumstances. The reserves which are anticipated to be deducted from future invoices are included in accrued liabilities. Changes in the estimated coupon reserve and sales return reserve are recorded to sales of health and beauty aid products - net, in the Consolidated Statements of Operations.
Cooperative Advertising:
Cooperative advertising is accrued based on a combination of new contracts given to the customers in the current fiscal year, along with what is left open from prior years. Specific new contracts in the current fiscal year are identified as sales incentives (see sales incentives) and those contracts reduce revenues for the current period. The open balances for all years open are reduced throughout the year by either the customer advertising and submitting the proof according to the contract or by customer post audit adjustments that finalize any amount due. Any item open more than three years is closed unless management believes that a deduction may still be taken by the customer. The balance of open

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

cooperative advertising is then allocated between accrued liabilities and the allowance for cooperative advertising based the customer's open accounts receivable balance. As a result of completion of customer post audit reviews, open cooperative advertising that was accrued for in previous years was decreased by $535,096 for the fiscal year ended November 30, 2018. For the fiscal year ended November 30, 2017, the reserve for open cooperative advertising was decreased $817,972.
Sales Incentives:
The Company has accounted for certain sales incentives offered to customers by charging them directly to sales as opposed to advertising and promotional expense. These accounting adjustments did not affect net income (loss).
Shipping Costs:
The Company’s policy for financial reporting is to charge shipping costs as part of selling, general and administrative expenses as incurred. For the years ended November 30, 2018 and 2017, included in selling, general and administrative expenses are shipping costs of $613,440 and $346,408, respectively.
Advertising Costs:
The Company’s policy for financial reporting is to charge advertising cost to expense as incurred. Advertising, cooperative and promotional expenses for the years ended November 30, 2018 and 2017 were $1,591,227 and $1,769,748, respectively.
Research and Development Costs:
The Company's policy for financial reporting is to charge research and development costs to expense as incurred. Research and development costs for the years ended November 30, 2018 and 2017 were $62,989 and $58,920, respectively.
Income Taxes:

Income taxes are accounted for under ASC Topic 740 “Income Taxes”, which utilizes the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the carrying amounts of assets and liabilities as recorded on the Company’s financial statements and the carrying amounts as reflected on the Company’s income tax return. In addition, the portion of charitable contributions that cannot be deducted in the current period and are carried forward to future periods are also reflected in the deferred tax assets. A substantial portion of the deferred tax asset is due to the losses incurred in fiscal 2015 and prior years, the benefit of which will be carried forward into future tax years. Deferred tax assets and liabilities are valued using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax asset will not be realized. Management has estimated that it will utilize the entire deferred tax asset in future years based on projections of future profits.  However profits can be impacted in the future if the Company’s sales decrease.  Beginning in the first quarter of fiscal 2018, in accordance with ASU 2015-17, all deferred tax assets and liabilities are recorded as a long-term asset. The deferred tax asset that was originally reported as a current asset for the year ended November 30, 2017 has been reclassified as a long-term asset.

The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of November 30, 2018 and November 30, 2017. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Tax Credits:
Tax credits, when present, are accounted for using the flow-through method as a reduction of income taxes in the years utilized.
(Loss) Income Per Common Share:
Basic net (loss) income per share is calculated in accordance with ASC Topic 260, “Earnings Per Share”, which requires using the average number of shares of common stock outstanding during the year. Diluted net (loss) income per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of any common stock equivalents using the “treasury stock method” and warrants. Common stock equivalents consist of stock options and unexercised warrants outstanding.
Stock Options:
ASC Topic 718, “Stock Compensation,” requires stock grants to employees to be recognized in the consolidated statements of operations based on their fair values. The Company issued stock options in fiscal 2018 and 2017, see Note 16 for details.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This new standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The underlying principle of this new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Entities may adopt this new standard either retrospectively for all periods presented in the financial statements (i.e., the full retrospective method) or as a cumulative-effect adjustment as of the date of adoption (i.e., the modified retrospective method), without applying to comparative years’ financial statements. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which changed the effective date for implementation to annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. The Company does not plan to adopt ASU 2014-09 until its 2019 fiscal year which begins on December 1, 2018. The Company does not believe that the adoption of ASU No. 2014-09 will have a material impact on the Company’s results of operations, financial condition and financial statement disclosures.
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

NOTE 3 - INVENTORIES
The components of inventory consist of the following:

	November 30, 2018	November 30, 2017
Raw materials	$160,843	$231,558
Finished goods	3,151,730	1,647,273
	$3,312,573	$1,878,831

At November 30, 2018 and November 30, 2017, the Company had a reserve for obsolescence of $25,483 and $158,269, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT
The components of property and equipment consisted of the following:

	November 30, 2018	November 30, 2017
Furniture and equipment	$132,221	$163,062
Tools, dies and masters	128,861	127,361
Capitalized lease obligations	—	15,286
Leasehold improvements	2,932	—
	$264,014	$305,709
Less: Accumulated depreciation	179,419	164,780
Property and Equipment—Net	$84,595	$140,929

Depreciation expense for the years ended November 30, 2018 and 2017 amounted to $48,774 and $84,253, respectively. The Company disposed of fixed assets no longer used of $32,858 and $64,853, respectively, for the years ended November 30, 2018 and 2017.

NOTE 5 - INTANGIBLE ASSETS
Intangible assets consist of owned trademarks and patents for ten product lines.

	November 30, 2018	November 30, 2017
Patents and trademarks	$583,327	$578,937
Less: Accumulated amortization	146,753	146,617
Intangible Assets - Net	$436,574	$432,320

Patents are amortized on a straight-line basis over their legal life of 17 years. Trademarks have an indefinite life and are reviewed annually for impairment or more frequently if impairment indicators occur. During the fiscal years ended November 30, 2018 and 2017, the Company wrote off $0 and $1,070, respectively, of patents and trademarks, as part of its annual evaluation of patents and trademarks that were no longer in use and did not have any plans for future use. Amortization expense for the fiscal years ended November 30, 2018 and 2017 was $425 and $388, respectively. Estimated amortization expense for the years ending November 30, 2019, 2020, 2021, 2022 and 2023 are $376, $243, $243, $243 and $243, respectively.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

NOTE 6 - ACCOUNTS PAYABLE and ACCRUED EXPENSES
The following items which exceeded 5% of total current liabilities are included in accrued expenses as of:

	November 30, 2018	November 30, 2017
Coop advertising	$674,997	$1,122,904
Bonus expense	*	400,166

* Less than 5% of total current liabilities

The following items which exceeded 5% of total long-term liabilities are included in long-term accrued expenses as of:

	November 30, 2018	November 30, 2017
Sub-lease rent differential	$174,350	$220,509

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

NOTE 7 - DEBT AGREEMENT

On February 5, 2018, the Company entered into the Revolving Credit, Term Loan and Security Agreement (the “2018 Credit Agreement”) with PNC Bank, National Association ("PNC"). The 2018 Credit Agreement provides for a term loan in an amount of $1,500,000 (the “Term Loan”) and a revolving line of credit up to a maximum of $4,500,000 (the “2018 Revolving Loan” and together with the Term Loan, the “Loans”). The proceeds of the Loans were used to pay off the Company's existing debt with CNH Finance Fund I, L.P., formerly known as SCM Specialty Finance Opportunities Fund, L.P. (“CNH”), and for general working capital purposes. The Term Loan is payable in consecutive monthly installments of $31,250 commencing March 1, 2018 and bears interest, at the election of the Company, at either the PNC base rate plus1% or 30, 60 or 90 day LIBOR rate plus 3.50%. All outstanding amounts under the 2018 Revolving Loan bear interest, at the election of the Company, at either the PNC base rate plus 0.25% or 30, 60 or 90 day LIBOR rate plus 2.75%, payable monthly in arrears. The Company is also required to pay a quarterly unused line fee and collateral management fee. The commitment under the 2018 Credit Agreement expires three years after the Closing Date. The Loans and all other amounts due and owing under the 2018 Credit Agreement and related documents are secured by a first priority perfected security interest in, and lien on, substantially all of the assets of the Company. Amounts available for borrowing under the Revolving Loan equal the lesser of the Borrowing Base (as defined below), and $4,500,000, in each case, as the same is reduced by the aggregate principal amount outstanding under the 2018 Revolving Loan. “Borrowing Base” under the Credit Agreement means, generally, the amount equal to (i) 85% of the Company’s eligible accounts receivable, plus (ii) 65% of the value of eligible inventory, less (iii) certain reserves. The 2018 Credit Agreement contains customary representations, warranties and covenants on the part of the Company, including a financial covenant requiring the Company to maintain a fixed charge coverage ratio of no less than 1.10 to 1.0. The 2018 Credit Agreement also provides for events of default, including failure to repay principal and interest when due and failure to perform or violation of the provisions or covenants of the agreement, as a result of which amounts due under the 2018 Credit Agreement may be accelerated. On the Closing Date, the Company borrowed the entire $1,500,000 Term Loan. These amounts were used, in part, to pay off the total amount due under the Company's Credit and Security Agreement with CNH .

The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Form 8-K filed by the Company with the SEC on February 8, 2018. The 2018 Credit Agreement contains a financial covenant requiring the Company to maintain a fixed charge coverage ratio of no less than 1.10 to 1.0 as of the end of each fiscal quarter measured on a rolling four quarter basis.   Although the Company was in compliance with this covenant as of the end of the first quarter of fiscal 2018, the Company was not in compliance with this covenant as of the end of the second and third quarters of fiscal 2018 due to the Company's losses in those quarters, which constituted events of default under the 2018 Credit Agreement. Under the terms of the 2018 Credit Agreement, an event of default permits PNC to, among other things, terminate the agreement and accelerate any indebtedness outstanding thereunder.  PNC waived compliance with the financial covenant for the second and third quarters of fiscal 2018. In addition, on October 19, 2018, the 2018 Credit Agreement was amended to reset the commencement date of the fixed charge coverage ratio covenant to begin with the fiscal quarter ending November 30, 2018. For the quarter ending November 30, 2018, the covenant will be tested only for the fiscal quarter then ending; for the quarter ending February 28, 2019, the covenant will be tested for the two fiscal quarter periods ending; and for the quarter ending May 31, 2019, the covenant will be tested for the three fiscal quarter periods then ending. Thereafter, the covenant will be tested on a rolling four quarter basis. As of November 30, 2018, the Company was in compliance with the covenant. As of November 30, 2018, there was $1,134,726 borrowed on the Revolving Loan and $1,218,750 borrowed on the Term Loan.

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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

NOTE 7 - DEBT AGREEMENT (Continued)

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
On September 5, 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with Capital Preservation Solutions, LLC (“Capital”) for a $5,000,000 working capital line of credit and a term loan for working capital purposes not to exceed $1,000,000. The line of credit and term loan had an interest rate of 6% and matured on December 5, 2015. The line of credit and term loan with Capital were paid in full on December 4, 2015 as described above. The advances made under these loan agreements were subject to a borrowing base calculation that included 80% of the eligible accounts receivable plus 50% of the value of the eligible inventory. All amounts outstanding under these agreements were secured by a first priority security interest in all of the assets of the Company. Capital is owned by Lance Funston, the Chairman of the Board and Chief Executive Officer of the Company, who is also the managing partner of Capital Preservation Holdings, LLC, which owns 19,958 shares of the Company's common stock and all of the Class A common stock. Accordingly, the line of credit and term loan interest expense and cash flow activities are shown, respectively, on the consolidated statements of operations and consolidated statements of cash flows as from a related party.
Contemporaneously with the signing of the Agreement, the Company issued a Warrant to Purchase Common Stock (the “Warrant”) to Capital whereby Capital may acquire upon exercise of the Warrant 1,892,744 shares of the Company’s Common Stock. The Warrant may be exercised in whole or in part at any time during the exercise period which is five years from the date of the Warrant. The Warrant bears a purchase price of $3.17 per share, subject to adjustments. The value of the Agreement was allocated to the relative fair values of the Loan and Security Agreement and Warrant, resulting in an allocation of value to the Warrant of $1,456,400, which was recorded on the financial statements as additional paid-in capital as of September 5, 2014, with an asset of $1,213,667 recorded as deferred financing fees and a reduction of Term Loan-Related Party of $242,733 recorded as debt discount. The deferred financing fees and related debt discount were fully amortized as of November 30, 2015. At closing, the Company executed a warrant agreement that was exercisable into a variable number of shares. The term was not consistent with the terms agreed to with the lender. The Warrant was corrected in January 2015. The Company has accounted for the transaction as if the corrected Warrant agreement was issued at closing.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

NOTE 8 - OTHER INCOME
Other income consists of the following:

	November 30,
	2018	2017
Royalty income	$11,254	$12,000
Miscellaneous	—	4,836
Total Other income	$11,254	$16,836

NOTE 9 - 401(K) PLAN
The Company has a 401(K) Profit Sharing Plan for its employees. The plan requires six months of service. Employees must be 21 years or older to participate. Employees may make salary reduction contributions up to 25% of compensation not to exceed the federal government limits. The Plan allows for the Company to make discretionary contributions. The Company in fiscal 2017 began matching the employee contribution up to 3% of their pay. The Company made the following contributions during the 2018 and 2017 fiscal years:

	November 30,
	2018	2017
Company Contributions	$58,066	$26,241

NOTE 10 - INCOME TAXES
CCA files a consolidated federal income tax return.
The Company previously adopted the provisions of ASC Subtopic 740-10-25, “Uncertain Tax Positions”. Management believes that there were no unrecognized tax benefits, or tax positions that would result in uncertainty regarding the deductions taken, as of November 30, 2018 and November 30, 2017. ASC Subtopic 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2014 through 2017 tax years remain subject to examination by federal and state tax authorities. The Company is not under examination by any federal and state tax authorities as of November 30, 2018.

As a result of the enactment by the United States Government of public law 115-97, an Act to provide for reconciliation pursuant to Titles II and V of the concurrent resolution on the budget for fiscal year 2018 (formerly known as the Tax Cut and Jobs Act of 2017), federal corporate tax rates for periods beginning after January 1, 2018 have been reduced to 21%. The Company's federal rate was previously 34%. The Company values its deferred tax assets and liabilities using the tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The Company, prior to the enactment of Public Law 115-97, had valued its deferred tax assets and liabilities at a combined federal and state tax rate of 36.45%. Due to the corporate tax rate change, the Company determined that its deferred tax assets and liabilities should be valued based on an estimated future tax rate of 23.9%, effective in the first quarter of fiscal 2018.

The SEC issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of Public Law 115-97. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. To the extent that a company’s accounting

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

NOTE 10 - INCOME TAXES (CONTINUED)

for certain income tax effects of public law 115-97 is incomplete but is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. The Company's accounting is complete as of November 30, 2018. The change in rate caused the Company to record an additional tax expense as part of the provision for income tax in the first quarter of fiscal 2018. In addition, ASU 2015-17 is effective with the first quarter of fiscal 2018 which requires that all deferred tax assets be classified as long-term. The Company as of November 30, 2017 had $2,079,988 of deferred tax assets that were recorded as a current asset. This amount has been retrospectively reclassified as a non-current asset as of November 30, 2017.
The following chart shows the calculation of the previous tax rate and the new tax rate:

	Previous Rate	New Rate
Federal rate	34.00%	21.00%
State rate, net of federal tax benefit	2.45%	2.90%
Total	36.45%	23.90%

The deferred compensation amount is from the issuance of stock options (see Note 14 - Stock-Based Compensation), and will be realized in future years if the options are exercised.

At November 30, 2018 and November 30, 2017, respectively, the Company had temporary differences arising from the following:

	November 30, 2018		November 30, 2017
Type	Amount	Deferred Tax	Amount	Deferred Tax
Depreciation	$(379,909)	$(90,802)	$(378,580)	$(137,992)
Reserve for bad debts	10,489	2,507	6,629	2,416
Reserve for returns	182,692	43,665	246,513	89,854
Accrued returns	96,592	23,086	109,646	39,966
Reserve for obsolete inventory	25,483	6,091	158,269	57,689
Vacation accrual	81,005	19,361	70,856	25,827
Alternative minimum tax carry forward	—	103,040	—	122,360
Research and development credit carry forward	—	65,175	—	—
Deferred compensation	351,764	84,075	487,061	177,534
Bonus obligations unpaid	70,686	16,895	400,166	145,861
Charitable contributions	245,650	58,713	305,633	111,403
Section 263A costs	206,283	49,304	48,317	17,612
Loss carry forward	24,277,762	5,768,532	24,279,259	8,849,789
Net deferred tax asset	$25,168,497	$6,149,642	$25,733,769	$9,502,319

The amounts recognized in the deferred tax asset are management's best estimate of the amount more likely than not to be realized and the actual results could differ from those estimates. In determining the amount more likely than not to be realized, management considered all available information. Future profitability in this competitive industry depends on the successful execution of management's initiatives designed to obtain sales levels and improve operating

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

NOTE 10 - INCOME TAXES (CONTINUED)

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

Income tax expense (benefit) is made up of the following components:

	November 30,
	2018	2017
Current tax - Federal	$17,382	$105,770
Current tax - State and Local	10,210	5,640
Deferred tax expense	3,352,676	1,062,144
	$3,380,268	$1,173,554

Prepaid and refundable income taxes are made up of the following components:

Prepaid and refundable income taxes	Federal	State and Local	Total
November 30, 2018	$20,335	$5,468	$25,803
November 30, 2017	$1,015	$37,138	$38,153

A reconciliation of the (benefit from) provision for income taxes computed at the statutory rate to the effective rate for the years ended November 30, 2018 and 2017 is as follows:

	2018		2017
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income

Provision for (benefit from) income taxes at federal statutory rate	$12,285	21.00%	$1,021,610	34.00%
Changes in provision for (benefit from) income taxes resulting from:
State income taxes, net of federal income tax benefit	1,697	2.90%	73,616	2.45%
Change in tax rate related to future deferred tax benefits	3,146,636	5,378.68%	—	—%
Non-deductible expenses and other adjustments	219,650	375.46%	78,328	2.61%
Provision for (benefit from) income taxes at effective rate	$3,380,268	5,778.04%	$1,173,554	39.06%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases
In April 2015, the Company moved from its facility at 200 Murray Hill Parkway, East Rutherford, New Jersey to a new facility at 65 Challenger Road, Suite 340, Ridgefield Park, New Jersey. The East Rutherford facility consisted of warehouses and offices totaling approximately 81,000 square feet of space. As a result of the outsourcing to the Emerson Group, the Company had not been using the warehouse space since December 2014. The facility at Ridgefield Park is located in an office building and consists of 7,414 square feet of office and allocated common space with an annual rental cost beginning at $159,401 per year. The lease provides for annual rent increases. In addition, the Company pays an electric charge of $1.75 per square foot per year. The lease is for five years and four months, commencing April 10, 2015, and contains a provision for four months of rent at no charge. In June 2015, the Company sub-let the East Rutherford facility. The terms of the sublet is for a monthly rent of $36,963 plus all common charges and utilities for a term of six years and ten and one half months, expiring in May 2022. The sub-lease provides for annual increases of 2% per year. The Company was leasing the East Rutherford facility for $41,931 per month, with annual increases equal to the change in the Consumer Price Index. The Company recorded an expense of $407,094 during fiscal 2015 as a restructuring charge as an estimate for the difference between the rent that the Company pays its landlord and the rent received from the sub-tenant over the term of the sub-lease.
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
Future commitments, sub-lease rental income and net commitments under non-cancelable operating lease agreements for each of the next five (5) years and in the aggregate for the years 2022 and thereafter are as follows:

YEAR ENDING NOVEMBER 30,	Commitments	Sub-lease rental income	Net Commitments
2019	$933,235	$815,766	$117,469
2020	895,749	797,791	97,958
2021	727,106	704,094	23,012
2022	362,094	349,426	12,668
2023 and thereafter	—	—	—

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

Royalty Agreements
In 1986, the Company entered into a license agreement with Alleghany Pharmacal Corporation now known as Inspired Beauty Brands, Inc. (the “Inspired Beauty License”). The license agreement, which is for the exclusive rights to Nutra Nail, Hair Off, Properm and IPR-3 was amended in 2011. The Company no longer markets products under the Properm and IPR-3 brand names. The Inspired Beauty License agreement, as amended, requires the Company to pay a royalty rate of 2.5% on net sales of said licensed products, and a minimum royalty of $250,000 per annum. The license agreement was further amended to eliminate the minimum royalty payment effective July 1, 2016 and continuing until June 30, 2017. Concurrent during the period that eliminates the minimum royalty, the royalty rate was changed to 10.0% of gross sales. Effective November 30, 2017, the Company entered into two amended license agreements for the Hair Off and Nutra Nail brands, that permanently eliminates the minimum royalty and increase the royalty rate to 10.0% of gross sales. The amended license agreements are for a term of three years, with an option to extend for two additional one year terms. The Company also has an option to purchase the Hair Off and Nutra Nail brands for an amount equal to the greater of: (a) ten (10) times the annual royalty for the NutraNail and or Hair Off brands for the preceding twelve months, or (b) (i) $500,000 for the period November 30, 2017 through November 30, 2019; (ii) $750,000 for the period December 1, 2019 through November 30, 2020; and (iii) $1,000,000 for the period December 1, 2020 through November 30, 2022; subject to the negotiation of a definitive purchase and sale agreement containing terms customary for transactions of such nature. The Company incurred royalties of $91,920 for Alleghany Pharmacal for the fiscal year ended November 30, 2018.
On March 23, 2017, the Company entered into a License Agreement (the “Agreement”) with Ultimark Products, Inc. (“Ultimark”) for the exclusive right to manufacture, market and sell the Porcelana brand of skin care products. The Company’s Chairman of the Board and Chief Executive Officer, Lance Funston, is also the Chairman of the Board and Chief Executive Officer of Ultimark. Porcelana is designed to reduce dark spots and brighten the skin. Under the Agreement, the Company acquired the exclusive right and license to use the Porcelana brand, formulas, packaging designs and trademarks (collectively, the “Porcelana Brand”) in connection with the design, development, manufacture, advertising, marketing, promotion, offering, sale and distribution of Porcelana products worldwide. In addition, the Company purchased all good and saleable inventory of Porcelana products in Ultimark's possession or control as of April 1, 2017 at Ultimark's cost without markup. The Agreement has a term of one year, effective March 1, 2017 and ending February 28, 2018. The Agreement may be renewed, at the Company’s option, for up to two additional one-year terms. The Company renewed the Agreement for an additional term ending February 28, 2019 and intends on renewing the Agreement for a second one year term ending February 28, 2020. The Agreement requires the Company to pay Ultimark a royalty of 10% on the gross sales of Porcelana products manufactured and sold under the Agreement. Royalties are payable quarterly, commencing the first fiscal quarter in which Porcelana products are sold pursuant to the Agreement. There is no minimum royalty for any period under the Agreement. In addition, the Company has the option to purchase the Porcelana Brand from Ultimark during the term of the Agreement for an amount not to exceed $3.2 million, subject to a fairness opinion. In the event of such purchase, the Agreement shall thereafter terminate and no further royalties or compensation will be due thereunder. The Company incurred royalties of $177,791for the fiscal year ended November 30, 2018.
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

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

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
If the Company terminates the Executive for Cause (as defined in the respective Employment Agreement), or the Executive terminates his employment in a manner not considered to be for Good Reason (as defined in the respective Employment Agreement), the Executive shall be entitled to receive all base salary and other benefits earned and accrued prior to the date of termination. If the Company terminates the Executive in a manner that is not for Cause or due to the Executive’s death or disability, the Executive terminates his employment for Good Reason, or the Company does not renew the Employment Agreement after December 31, 2013, the Executive shall be entitled to receive a single-sum payment equal to his unpaid base salary and other benefits earned and accrued prior to the date of termination and a single-sum payment of an amount equal to three times (a) the average of the annual base salary amounts paid to Executive over the three calendar years prior to the date of termination, (b) if less than three years have elapsed between March 21, 2011 and the date of termination, the highest base salary paid to the Executive in any calendar year prior to the date of termination, or (c) if less than twelve months have elapsed between March 21, 2011 and the date of termination, the highest base salary received in any month times twelve. In addition, the Executive is entitled to the same benefits if the Executive terminates his employment with the Company in connection with a Change of Control (as defined in the Employment Agreement).
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
The foregoing summary of the Employment Agreement is qualified in its entirety by the full text of the Employment Agreement, copies of which may be found in Form 8-K that was filed by Company on March 21, 2011 with the United States Securities and Exchange Commission.
On February 22, 2017, the Company entered into a Severance Agreement with Douglas Haas ("Employee"), the Company's President and Chief Operating Officer. In the event of termination of the Employee's employment as a result of the disability or death of the Employee, the Employee (or his estate or beneficiaries) shall be entitled to receive all base salary and other benefits earned and accrued until such termination as well as a single-sum payment equal to the Employee's base salary and a single-sum payment equal to the value of the highest bonus earned by the Employee in the one-year period preceding the date of termination pro-rated for the number of days served in that fiscal year. If the Company terminates the Employee for Cause (as defined in the Severance Agreement), or the Employee terminates his employment in a manner not considered to be for Good Reason (as defined in the Severance Agreement), the Employee shall be entitled to receive all base salary and other benefits earned and accrued prior to the date of

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

termination. If the Company terminates the Employee in a manner that is not for Cause or due to the Employee’s death or disability or the Employee terminates his employment for Good Reason, the Employee shall be entitled to receive a single-sum payment equal to his unpaid base salary and other benefits earned and accrued prior to the date of termination and a single-sum payment of an amount equal to one times the average of the base salary amounts paid to Employee over the three calendar years prior to the date of termination. In addition, the Employee is entitled to certain benefits in connection with a Change of Control (as defined in the Severance Agreement). The base salary of Mr. Haas at the time the Company entered into the Severance Agreement was $275,000 per annum. Effective December 31, 2017, Mr. Haas' base salary was increased to $300,000 per annum.

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

Dividends and Capital Transactions

There were no dividends issued by the Company in fiscal years 2018 and 2017.

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
During the fiscal years ended November 30, 2018 and 2017, certain customers each accounted for more than 5% of the Company’s net sales, as follows:

	For the Year Ended November 30,
Customer	2018	2017
Walmart	41.5%	36.3%
Walgreens	16.3%	13.4%
Target	10.4%	6.9%
CVS	7.3%	*
Foreign Sales	8.8%	12.4%

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - CONCENTRATION OF RISK (continued)

*	less than 5%

The loss of any one of these customers could have a material adverse effect on the Company’s earnings and financial position.
During the fiscal years November 30, 2018 and 2017, certain products within the Company’s product lines accounted for more than 10% of the Company’s net sales as follows:

	For the Year Ended November 30,
Category	2018	2017
Skin Care	59.3%	52.6%
Oral Care	34.2%	37.8%

NOTE 13 - QUARTERLY RESULTS
The following financial data is a summary of the quarterly results of operations (unaudited) during and for the years ended November 30, 2018 and 2017:

	Three Months Ended
Fiscal 2018	Feb. 28	May 31	Aug. 31	Nov. 30
Net Sales	$3,994,350	$4,222,986	$4,222,906	$4,155,257
Total Revenue	3,998,424	4,225,240	4,224,832	4,158,257
Cost of Sales	1,648,963	1,859,301	1,489,281	1,535,795
Gross Profit	2,345,387	2,363,685	2,733,625	2,619,462
Net (Loss) Income	(3,220,659)	(292,320)	(203,672)	394,885
(Loss) Earnings Per Share:
Basic	$(0.45)	$(0.04)	$(0.03)	$0.07
Diluted	$(0.45)	$(0.04)	$(0.03)	$0.07

	Three Months Ended
Fiscal 2017	Feb. 28	May 31	Aug. 31	Nov. 30
Net Sales	$4,265,078	$6,111,836	$5,329,753	$4,106,595
Total Revenue	4,269,151	6,115,910	5,334,368	4,110,669
Cost of Sales	1,707,854	2,345,980	1,989,572	1,404,370
Gross Profit	2,557,224	3,765,856	3,340,181	2,702,225
Net Income	186,752	698,550	377,683	568,196
Earnings Per Share:
Basic	$0.03	$0.10	$0.05	$0.08
Diluted	$0.03	$0.10	$0.05	$0.08

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

NOTE 14 - STOCK-BASED COMPENSATION
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
The fair value of the stock option grants in fiscal years 2018 and 2017 were estimated on the date of the grant using a Black-Scholes valuation model and the assumptions in the following table:

	Assumptions:
Option Grant Date	Risk-free Interest Rate	Dividend Yield	Stock Volatility	Option Term (years)
June 20, 2017	1.77%	—%	36.37%	10
October 2, 2017	1.31%	—%	36.73%	5
June 20, 2018	2.80%	—%	37.14%	10
June 20, 2018	2.36%	—%	37.14%	5
On June 20, 2018, the Company granted incentive stock options for an aggregate of 270,000 shares to 14 employees at $2.85 per share, which was the closing price of the Company's stock on that day. The options vest in equal 20% increments beginning one year after the date of grant, and for each of the four subsequent anniversaries of such date. The options expire on June 19, 2028. The Company had estimated the fair value of the options granted to be $398,169 as of the grant date. Accordingly, the Company recorded a charge against earnings in the amount of $33,181 for the fiscal year ended November 30, 2018.
On June 20, 2018, the Company granted non-qualifed stock options for 75,000 shares each to Brian Haveson and Brent Funston, directors of the Company, at $2.85 per share, which was the closing price of the Company's stock on that day. The options vest twelve months after the date of grant. The options expire on June 19, 2023. The Company had estimated the fair value of the options granted to be $153,945 as of the grant date. Accordingly, the Company recorded a charge against earnings in the amount of $64,144 for the fiscal year ended November 30, 2018.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

NOTE 14 - STOCK-BASED COMPENSATION (Continued)
A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding at November 30, 2016	564,000	$3.25	5.83
Granted	307,500	3.30
Exercised	—	—
Canceled or Forfeited	—	—
Outstanding at November 30, 2017	871,500	$3.27	6.00
Granted	420,000
Exercised	—
Canceled or Forfeited	177,500
Outstanding at November 30, 2018	1,114,000	$3.11	7.50	—

Stock-based compensation expense recognized for the years ended November 30, 2018 and 2017 was $290,727 and $167,121, respectively.
A summary of the future amortization expense of stock options outstanding as of November 30, 2018 is as follows:

For the years ended November 30,
2019	2020	2021	2022	2023
$292,994	$190,217	$169,124	$119,973	$46,453

The following table summarizes information about currently outstanding and vested stock options at November 30, 2018:

		Weighted-Average Remaining Term (years)
	Number of Options Granted		Number of Option Shares Vested
Exercise Price
$2.85	270,000	9.56	—
$2.85	150,000	4.55	—
$3.03	14,000	2.85	5,600
$3.16	225,000	2.00	225,000
$3.18	10,000	6.36	6,000
$3.30	205,000	8.56	41,000
$3.30	75,000	3.84	75,000
$3.35	130,000	7.56	52,000
$3.48	35,000	6.10	21,000
Total	1,114,000		425,600

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

NOTE 15 - RELATED PARTY TRANSACTIONS

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
The Company signed an agreement in December 2015 with Funston Media Management Services, Inc. The agreement provided for Funston Media Management Services, Inc. ("FMM") to provide consumer advertising purchasing services and brand management for a fee equal to 10.0% of the advertising costs with no minimum fee or monthly management fee. The agreement automatically renews unless canceled by the Company or Funston Media Management Services, Inc. Under the agreement, the Company incurred costs of $99,206 for the year ended November 30, 2018, $80,938 for the year ended November 30, 2017 and $54,509 for the year ended November 30, 2016. As of November 30, 2018, there were unpaid management fees of $45,963 due to FMM.
On March 23, 2017, the Company entered into a License Agreement (the “Agreement”) with Ultimark Products, Inc. (“Ultimark”) for the exclusive right to manufacture, market and sell the Porcelana brand of skin care products. The Company’s Chairman of the Board and Chief Executive Officer, Lance Funston, is also the Chairman of the Board and Chief Executive Officer of Ultimark. Porcelana is designed to reduce dark spots and brighten the skin. Under the Agreement, the Company acquired the exclusive right and license to use the Porcelana brand, formulas, packaging designs and trademarks (collectively, the “Porcelana Brand”) in connection with the design, development, manufacture, advertising, marketing, promotion, offering, sale and distribution of Porcelana products worldwide. In addition, the Company shall purchase all good and saleable inventory of Porcelana products in Ultimark’s possession or control as of April 1, 2017 at Ultimark’s cost, without markup. The Agreement has a term of one year, effective March 1, 2017 and ending February 28, 2018. The Agreement may be renewed, at the Company’s option, for up to two additional one-year terms. The Agreement requires the Company to pay Ultimark a royalty of 10% on the gross sales of Porcelana products manufactured and sold under the Agreement. Royalties are payable quarterly, commencing the first fiscal quarter in which Porcelana products are sold pursuant to the Agreement. There is no minimum royalty for any period under the Agreement. In addition, the Company has the option to purchase the Porcelana Brand from Ultimark during the term of the Agreement for an amount not to exceed $3.2 million, subject to a fairness opinion. In the event of such purchase, the Agreement shall thereafter terminate and no further royalties or compensation will be due thereunder. The Company had renewed the Agreement for an additional one year term ending February 28, 2019 and has renewed the Agreement for an additional one year term ending February 28, 2020, which included a modification of the Agreement to replace the Company option to purchase the Porcelana Brand with a right of first refusal if a third party buyer offers to purchase the brand. In consideration of the change in the Agreement, Ultimark and the Company have mutually agreed to reduce the royalty rate from 10% to 8%, effective March 1, 2019. The Company incurred costs of $177,791 for the year ended November 30, 2018 for royalties under the Agreement. As of November 30, 2018, there were unpaid royalties of $42,798 due to Ultimark.
In June 2017, the Company rented office space at 193 Conshohocken State Road, Penn Valley, Pennsylvania. The Company paid $68,500 for rent for fiscal 2018. The monthly rental is currently $6,000 per month which was approved by the independent directors of the Company's board of directors. The building is owned by Lance Funston, the Company's Chief Executive Officer and Chairman of the Board. The Company's Pennsylvania offices house its marketing and sales staff, as well as the office of the Chief Executive Officer. There is no written lease for the facility.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

NOTE 16 - (LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share is calculated using the average number of common shares outstanding. Diluted (loss) earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock method”.

	For the Year Ended November 30,
	2018	2017
Net (loss) income from continued operations available for common shareholders	$(3,321,766)	$1,831,181
Weighted average common shares outstanding-Basic	7,375,314	7,006,684
Net effect of dilutive stock options and warrant	—	—
Weighted average common shares and common shares equivalents—Diluted	7,375,314	7,006,684

(Loss) Earnings per Share:
Basic	$(0.45)	$0.26
Diluted	$(0.45)	$0.26

1,114,000 shares underlying stock options and 1,442,744 of shares underlying the outstanding warrant for the year ended November 30, 2018, and 871,500 shares underlying stock options and 1,892,744 of shares underlying the outstanding warrant for the year ended November 30, 2017 were excluded from the diluted loss per share because the effects of such shares were anti-dilutive.

CCA INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

NOTE 17 - SUBSEQUENT EVENTS

On March 23, 2017, the Company entered into a License Agreement (the “Agreement”) with Ultimark Products, Inc. (“Ultimark”) for the exclusive right to manufacture, market and sell the Porcelana brand of skin care products. The Company’s Chairman of the Board and Chief Executive Officer, Lance Funston, is also the Chairman of the Board and Chief Executive Officer of Ultimark. The Company has renewed the Agreement for an additional one year term ending February 28, 2020, which included a modification of the Agreement to replace the Company option to purchase the Porcelana Brand with a right of first refusal if a third party buyer offers to purchase the brand. In consideration of the change in the Agreement, Ultimark and the Company have mutually agreed to reduce the royalty rate from 10% to 8%, effective March 1, 2019.